Form 10-Q
period 1996-03-31
THERMADYNE HOLDINGS CORP /DE
filed 1996-05-14
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

                   Commission file number       0-23378
                                           ----------------


                        Thermadyne Holdings Corporation
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                             74-2482571
- - --------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

101 S. Hanley, St. Louis, MO                                               63105
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code       314/721-5573
                                                   -----------------------------

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes  X        No
                                                        ---          ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X        No
      ---          ---

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of May 6, 1996, was 10,738,431.

                        THERMADYNE HOLDINGS CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  4
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .  5
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  6-7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations   . . . . . . . . . . . . . . 8-10

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .   11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                        THERMADYNE HOLDINGS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       March 31,        December 31,
                                                                         1996               1995
                                                                       ---------        ------------
                                                                      (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                         $   10,499         $    1,838
    Accounts receivable, less allowance for
      doubtful accounts of $2,557 and
      $1,888, respectively                                                68,599             48,136
    Inventories                                                           94,978             66,781
    Prepaid expenses and other                                             8,291              8,247
    Net assets of discontinued operations                                 72,829             72,829
                                                                      ----------         ----------
Total current assets                                                     255,196            197,831
Property, plant and equipment, at cost, net                               88,495             58,451
Deferred financing costs, net                                             11,078             10,600
Intangibles, at cost, net                                                154,154            148,228
Other assets                                                               2,557              1,256
                                                                      ----------         ----------
      Total assets                                                    $  511,480         $  416,366
                                                                      ==========         ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                  $   38,513         $   25,155
    Accrued and other liabilities                                         27,119             21,685
    Accrued interest                                                      14,285              5,705
    Income taxes payable                                                   5,354              2,456
    Current maturities of long-term obligations                           20,213             17,663
                                                                      ----------         ----------
Total current liabilities                                                105,484             72,664
Long-term obligations, less current maturities                           515,090            438,848
Other long-term liabilities                                               41,964             37,100
Shareholders' deficit:
    Common stock, $.01 par value, 25,000,000
      shares authorized, and 10,738,431 and 10,705,765 shares
      issued and outstanding at March 31, 1996 and
      December 31, 1995, respectively                                        107                107
    Additional paid-in capital                                           138,937            138,583
    Accumulated deficit                                                 (291,695)          (269,828)
    Foreign currency translation                                           1,593             (1,108)
                                                                      ----------         ----------
      Total shareholders' deficit                                       (151,058)          (132,246)
                                                                      ----------         ----------
      Total liabilities and shareholders' deficit                     $  511,480         $  416,366
                                                                      ==========         ==========





          See accompanying notes to consolidated financial statements

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                                         Three Months            Three Months
                                                                            Ended                    Ended
                                                                        March 31, 1996          March 31, 1995
                                                                        --------------          --------------
Net Sales                                                                 $  129,160               $  102,962
Operating Expenses:
  Cost of goods sold                                                          80,242                   61,206
  Selling, general and administrative expenses                                26,291                   23,312
  Amortization of goodwill                                                    24,842                   25,709
  Amortization of other intangibles                                            1,829                    3,410
  Net periodic postretirement benefits                                           593                      593
                                                                          ----------               ----------
Operating loss                                                                (4,637)                 (11,268)
Other expense:
  Interest expense                                                           (11,783)                 (11,447)
  Amortization of deferred financing costs                                      (881)                  (1,138)
  Other, net                                                                  (1,058)                    (409)
                                                                          ----------               ----------
Loss from continuing operations before income tax provision
  and extraordinary item                                                     (18,359)                 (24,262)
Income tax provision                                                           3,508                    2,829
                                                                          ----------               ----------
Loss from continuing operations before extraordinary item                    (21,867)                 (27,091)
Discontinued operations:
  Losses from discontinued operations, net of income taxes                       ---                   (6,619)
                                                                          ----------               ----------
Net loss                                                                  $  (21,867)              $  (33,710)
                                                                          ==========               ==========

Per share amounts:
  From continuing operations                                              $    (2.04)              $    (2.71)
  Net loss                                                                     (2.04)                   (3.37)

Weighted average shares outstanding                                       10,719,547               10,000,000
                                                                          ==========               ==========





          See accompanying notes to consolidated financial statements

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  Three Months            Three Months
                                                                                     Ended                    Ended
                                                                                 March 31, 1996          March 31, 1995
                                                                                 --------------          --------------
Cash flows provided by (used in) operating activities:
  Net loss                                                                         $ (21,867)             $   (33,710)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Net periodic postretirement benefits                                                 593                      593
    Depreciation                                                                       2,986                    2,166
    Amortization of goodwill                                                          24,842                   25,709
    Amortization of other intangibles                                                  1,829                    3,410
    Amortization of deferred financing costs                                             881                    1,138
    Noncash charges for discontinued operations                                          ---                    7,514
Changes in operating assets and liabilities:
    Accounts receivable                                                              (11,573)                  (5,976)
    Inventories                                                                       (6,021)                  (5,139)
    Prepaid expenses and other                                                           951                       98
    Accounts payable                                                                   4,749                    1,611
    Accrued and other liabilities                                                     (2,591)                   3,090
    Accrued interest                                                                   8,467                    7,064
    Income taxes payable                                                               2,047                    2,036
    Other long-term liabilities                                                         (305)                    (818)
    Discontinued operations                                                              ---                    1,534
                                                                                   ---------              -----------
      Total adjustments                                                               26,855                   44,030
                                                                                   ---------              -----------
         Net cash provided by operating activities                                     4,988                   10,320
                                                                                   ---------              -----------
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                                         (2,836)                  (1,965)
    Change in other assets                                                                51                      368
    Acquisitions, net of cash                                                        (74,011)                  (3,370)
    Investing activities of discontinued operations                                      ---                       13
                                                                                   ---------              -----------
      Net cash used in investing activities                                          (76,796)                  (4,954)
                                                                                   ---------              -----------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                                        7                     (167)
    Repayment of long-term obligations                                                (3,498)                  (4,981)
    Borrowing of long-term obligations                                                79,572                    2,014
    Financing fees                                                                      (600)                    (125)
    Issuance of common stock                                                             354                      ---
    Sale of accounts receivable                                                        4,610                    3,260
    Other                                                                                 24                   (2,343)
                                                                                   ---------              -----------
      Net cash provided by (used in) financing activities                             80,469                   (2,342)
                                                                                   ---------              -----------
Net increase in cash and cash equivalents                                              8,661                    3,024
Cash and cash equivalents at beginning of period                                       1,838                    7,286
                                                                                   ---------              -----------
Cash and cash equivalents at end of period                                         $  10,499              $    10,310
                                                                                   =========              ===========





          See accompanying notes to consolidated financial statements

                        THERMADYNE HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements reflect all material adjustments (only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                            Three Months        Three Months
                                               Ended               Ended
                                           March 31, 1996      March 31, 1995
                                           --------------      --------------

Interest                                    $   3,203           $   4,383
Taxes                                             610                 672

         EARNINGS (LOSS) PER SHARE

         Net loss per share is based on the weighted average number of shares outstanding assuming all exchange arrangements contemplated by the Company's 1994 financial restructuring have been completed.

2.       INVENTORIES

         The composition of inventories at March 31, 1996 was as follows:

Raw materials                                           $  18,450
Work-in-process                                            23,501
Finished goods                                             56,511
LIFO Reserve                                               (3,484)
                                                        ---------

              Total                                     $  94,978
                                                        =========

3.       ACQUISITION OF DUXTECH PTY. LTD.

         On January 18, 1996, the Company acquired all of the issued and outstanding capital stock of Duxtech Pty. Ltd., an Australian holding company that operates CIGWELD, the leading manufacturer of welding products in Australia and New Zealand. The acquisition was consummated pursuant to the terms of a Share Sale Agreement dated November 18, 1995. The aggregate consideration paid was approximately $74,000 of which approximately $21,500 was the assumption of existing debt. The remaining balance was paid in cash which was financed through cash on hand and borrowings under the Company's revised credit agreement.

         The operating results of CIGWELD have been included in the Consolidated Statements of Operations from February 1, 1996. The pro forma unaudited results of operations for the three months ended March 31, 1996 and 1995, respectively, assuming consummation of the purchase as of January 1, 1995, are as follows:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           -------------------------
                                                                           1996                 1995
                                                                           ----                 ----
Net sales                                                               $ 135,323             $ 126,289
Loss from continuing operations                                           (22,501)              (27,100)
Net loss                                                                  (22,501)              (33,719)
Per share amounts:
         From continuing operations                                         (2.10)                (2.71)
         Net loss                                                           (2.10)                (3.37)

         Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1995.

         The transaction was accounted for as a purchase. The excess of cost over fair value of net assets purchased is being amortized over a period of 40 years. The purchase price has been allocated to the underlying assets and liabilities based on fair values at the date of acquisition. A summary of the purchase price allocation is as follows:

Net working capital                                                     $  21,220
Excess of cost over fair value of net assets acquired                      31,002
Net property, plant and equipment                                          29,083
Other non-current liabilities, net                                         (7,294)
                                                                        ---------
                                                                        $  74,011
                                                                        =========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Included in the following discussions are comparisons of earnings before interest, taxes, depreciation, amortization, reorganization and restructuring costs, and extraordinary gain ("EBITDA"). The Company believes that EBITDA is a useful supplement to net earnings (loss) and other consolidated income statement data in understanding cash flows generated from operations that is available for taxes, debt service and capital expenditures, but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). EBITDA is also one of the financial measures by which the Company's covenants are calculated under its debt agreements.

         The Company conducts its continuing operations through two segments: cutting and welding products ("Cutting and Welding") and wear-resistant products ("Wear Resistance"). The following table presents net sales information by segment for the periods indicated:

                                                            Three Months         Three Months
                                                               Ended                 Ended
                                                           March 31, 1996       March  31, 1995
                                                           --------------       ---------------

Net sales:
  Cutting and Welding                                        $  93,928           $   73,312
  Wear Resistance                                               35,232               29,650
                                                             ---------           ----------
                 Total                                       $ 129,160           $  102,962
                                                             =========           ==========

RESULTS OF OPERATIONS

Three Months ended March 31, 1996 compared to Three Months ended March 31, 1995

      Net sales for the three months ended March 31, 1996 were $129.2 million. This represents a 25.4%, or $26.2 million, increase over net sales for the three months ended March 31, 1995 of $103.0 million. EBITDA increased $5.0 million, or 24.2%, to $25.6 million for the three months ended March 31, 1996 from $20.6 million for the three months ended March 31, 1995. EBITDA for Duxtech Pty. Ltd. (a/k/a CIGWELD) which was acquired effective February 1, 1996, was $2.5 million for the two-month period ended March 31, 1996. Cutting and Welding sales increased $20.6 million, or 28.1%, to $93.9 million in the first three months of 1996 from $73.3 million in the first three months of 1995. Excluding CIGWELD, the increase in Cutting and Welding sales was $2.0 million, or 2.8%. Wear Resistance sales increased $5.6 million, or 18.8%, to $35.2 million in the first quarter of 1996 from $29.6 million in the first quarter of 1995. The international business for Wear Resistance increased 25.4% over 1995 as foreign economies remain strong and investments made in existing and new product lines returned positive results. Wear Resistance's domestic business also had a strong year-over-year increase of 14.2%.

      Cost of goods sold as a percentage of sales increased from 59.4% for the three months ended March 31, 1995 to 62.1% for the three months ended March 31, 1996. The major reason for this increase is the acquisition of CIGWELD , which has a gross margin lower than the Company's existing businesses blended margin. In addition, sales mix between the two segments has lowered gross margins, as Wear Resistance's sales have grown at a higher rate than Cutting and Welding sales in 1996, but carry a lower margin.

      Selling, general and administrative expenses increased $3.0 million for the quarter ended March 31, 1996, a 12.8% increase over the quarter ended March 31, 1995. As a percentage of sales, selling, general and administrative expenses decreased to 20.4% for the first quarter of 1996 from 22.6% for the first quarter of 1995. CIGWELD's selling, general and administrative expenses for the two-month period ended March 31, 1996 were $3.2 million, or 17.3% of sales. Excluding CIGWELD, selling, general and administrative expenses decreased $0.2 million in the first three months of 1996.

      Amortization of other intangibles has decreased from 1995 due to the early adoption of Financial Accounting Standards Board Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the fourth quarter of 1995 which resulted in a write-down of these assets of approximately $33.2 million.

      Interest expense increased $0.4 million to $11.8 million for the quarter ended March 31, 1996 from $11.4 million for the quarter ended March 31, 1995. Overall debt levels are higher at March 31, 1996 due primarily to approximately $74.0 million of borrowings related to the acquisition of CIGWELD.

      Income tax expense increased $0.7 million to $3.5 million for the first quarter of 1996 from $2.8 million for the first quarter of 1995. This increase is due largely to the acquisition of CIGWELD which had income tax expense of $0.4 million for the period ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

      Working Capital and Cash Flows. Cash provided by operating activities was $5.0 million for the quarter ended March 31, 1996 compared to $10.3 million for the same period in 1995. This difference results primarily from a net increase in the operating assets and liabilities of the Company of $4.3 million for the three months ended March 31, 1996 compared to a net decrease of $2.0 million for the first quarter last year, partially offset by an increase in earnings from continuing operations (adjusted for noncash expenses) over the three months ended March 31, 1995 of $3.3 million. Cash used in investing activities was $76.8 million for the three months ended March 31, 1996 compared to $5.0 million for the first quarter last year. The difference results principally from cash used for acquisitions which totaled $74.0 million for the first three months of 1996 compared to $3.4 million for the first quarter last year. Financing activities provided $80.5 million for the three months ended March 31, 1996, compared to using $2.3 million during the same quarter in 1995. This difference results mostly from net long-term borrowings during the first quarter 1996 of $76.1 million versus net payments of $3.0 million during the same period last year. Borrowings in the three-month period ended March 31, 1996 included approximately $74.0 million related to the CIGWELD acquisition.

      Liquidity.   The major uses of cash in the remainder of 1996 are expected to be for debt service requirements, capital expenditures and tax payments. Management believes that cash from operating activities, together with available borrowings under its revolving credit facility, if necessary, will be sufficient to permit the Company to meet these financial obligations.

      The Company will continue from time to time to explore additional auxiliary financing methods and other means to lower its cost of capital which could include stock issuances or debt financing and the application of the proceeds therefrom to the payment of bank debt, or the purchase of senior or senior subordinated notes.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      a)   Exhibits - None.

      b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated January 30, 1996 was filed by the Company regarding the purchase of Duxtech Pty. Ltd.

      A Current Report on Form 8-K/A-1 dated February 6, 1996 was filed by the Company to amend information originally filed regarding the purchase of Duxtech Pty. Ltd.

      A Current Report on Form 8-K/A-2 dated March 21, 1996 was filed by the Company to include financial statements of Duxtech Pty. Ltd. and pro forma financial information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      THERMADYNE HOLDINGS CORPORATION




                          By:              /s/ Randall E. Curran
                              -------------------------------------------
                                         Randall E. Curran
                                Chairman of the Board, President and
                                      Chief Executive Officer
                                   (Principal Executive Officer)





                          By:            /s/ James H. Tate
                              --------------------------------------------
                                           James H. Tate
                                      Senior Vice President &
                                      Chief Financial Officer
                                      (Principal Financial and
                                        Accounting Officer)






Date: May 13, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
- - -------          -----------------------------------------
  27             Financial Data Schedule
