Form 10-Q
period 1996-06-30
THERMADYNE HOLDINGS CORP /DE
filed 1996-08-07
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

                   Commission file number       0-23378
                                          -------------------

                        Thermadyne Holdings Corporation
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                        74-2482571
- --------------------------------------------------------------------------------
(State or Other Jurisdiction I.R.S.                              (Employer
of Incorporation or Organization)                            Identification No.)

101 S. Hanley, St. Louis, MO                                       63105
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code       314/721-5573
                                                  ------------------------------

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes    X        No
                                                        --------       --------

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X        No
   ---------       --------

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of July 23, 1996, was 10,769,031.

                        THERMADYNE HOLDINGS CORPORATION

                                     INDEX



PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . .    3
         Consolidated Statements of Operations  . . . . . . . . . . . . . .    4
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . .    5
         Notes to Consolidated Financial Statements . . . . . . . . . . . .  6-8

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations   . . . 9-12



PART II - OTHER INFORMATION

         Item 4.  Submission of matters to a vote of securityholders  . . .   13
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .   13


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                        THERMADYNE HOLDINGS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         June 30,        December 31,
                                                                           1996             1995
                                                                           ----             ----
                                                                       (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                          $   1,890         $    1,838
    Accounts receivable, less allowance for
      doubtful accounts of $1,875  and
      $1,888, respectively                                                73,139             48,136
    Inventories                                                           97,813             66,781
    Prepaid expenses and other                                             8,664              8,247
    Net assets of discontinued operations                                    ---             72,829
                                                                       ---------         ----------
Total current assets                                                     181,506            197,831
Property, plant and equipment, at cost, net                               89,019             58,451
Deferred financing costs, net                                              6,961             10,600
Intangibles, at cost, net                                                120,674            148,228
Other assets                                                              10,980              1,256
                                                                       ---------         ----------
      Total assets                                                     $ 409,140         $  416,366
                                                                       =========         ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                   $  38,382         $   25,155
    Accrued and other liabilities                                         34,929             21,685
    Accrued interest                                                       6,244              5,705
    Income taxes payable                                                  12,017              2,456
    Current maturities of long-term obligations                            4,963             17,663
                                                                       ---------         ----------
Total current liabilities                                                 96,535             72,664
Long-term obligations, less current maturities                           434,514            438,848
Other long-term liabilities                                               44,968             37,100
Shareholders' deficit:
    Common stock, $.01 par value, 25,000,000
      shares authorized, and 10,751,831 and 10,705,765 shares
      issued and outstanding at June 30, 1996 and
      December 31, 1995, respectively                                        108                107
    Additional paid-in capital                                           139,289            138,583
    Accumulated deficit                                                 (308,081)          (269,828)
    Foreign currency translation                                           1,807             (1,108)
                                                                       ---------         ----------
      Total shareholders' deficit                                       (166,877)          (132,246)
                                                                       ---------         ----------
      Total liabilities and shareholders' deficit                      $ 409,140         $  416,366
                                                                       =========         ==========





          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                             Three Months     Three Months        Six Months       Six Months
                                                                 Ended            Ended             Ended            Ended
                                                             June 30, 1996    June 30, 1995      June 30, 1996    June 30, 1995
                                                             -------------    -------------      -------------    -------------
Net Sales                                                     $   140,989     $  106,826         $   270,149       $  209,788
Operating Expenses:
  Cost of goods sold                                               88,656         63,972             168,898          125,178
  Selling, general and administrative expenses                     26,661         20,577              52,952           43,889
  Amortization of goodwill                                         24,742         25,455              49,584           51,164
  Amortization of other intangibles                                 2,087          3,810               3,916            7,220
  Net periodic postretirement benefits                                627            552               1,220            1,104
                                                              -----------     ----------         -----------       ----------
Operating loss                                                     (1,784)        (7,540)             (6,421)         (18,767)
Other expense:
  Interest expense                                                (12,669)       (11,486)            (24,452)         (22,933)
  Amortization of deferred financing costs                           (891)          (926)             (1,772)          (2,064)
  Other, net                                                       (1,026)           115              (2,084)            (335)
                                                              -----------     ----------         -----------       ----------

Loss from continuing operations before income tax provision
  and extraordinary item                                          (16,370)       (19,837)            (34,729)         (44,099)
Income tax provision                                                5,727          1,911               9,235            4,740
                                                              -----------     ----------         -----------       ----------
Loss from continuing operations before extraordinary item         (22,097)       (21,748)            (43,964)         (48,839)
Discontinued operations:
  Gain on disposal of discontinued operations, net of
     applicable taxes of $15,242                                    9,426            ---               9,426              ---
  Losses from discontinued operations, net of income taxes            ---         (5,145)                ---          (11,764)
                                                              -----------     ----------         -----------       ----------
Loss before extraordinary item                                    (12,671)       (26,893)            (32,538)         (60,603)
Extraordinary item - Loss on early extinguishment of debt,
  net of tax benefit of $2,001                                     (3,715)           ---              (3,715)             ---
                                                              -----------     ----------         -----------       ----------

Net loss                                                      $   (16,386)    $  (26,893)        $   (38,253)      $  (60,603)
                                                              ===========     ==========         ===========       ==========
Per share amounts:
  Loss from continuing operations                             $     (2.06)    $    (2.17)        $     (4.10)      $    (4.88)
  Loss before extraordinary item                                    (1.18)         (2.69)              (3.22)           (6.06)
  Net loss                                                          (1.53)         (2.69)              (3.56)           (6.06)

Weighted average shares outstanding                            10,743,156     10,000,000          10,731,352       10,000,000
                                                              ===========     ==========         ===========       ==========


          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  Six Months                Six Months
                                                                                    Ended                     Ended
                                                                                  June 30, 1996            June 30, 1995
                                                                                ----------------         ----------------
Cash flows provided by (used in) operating activities:
  Net loss                                                                       $     (38,253)           $   (60,603)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Net periodic postretirement benefits                                                 1,220                  1,104
    Depreciation                                                                         6,294                  4,578
    Amortization of goodwill                                                            49,584                 51,164
    Amortization of other intangibles                                                    3,916                  7,220
    Amortization of deferred financing costs                                             1,772                  2,064
    Net gain on sale of discontinued operations                                         (9,426)                   ---
    Extraordinary item                                                                   3,715                    ---
    Noncash charges for discontinued operations                                            ---                 15,036
Changes in operating assets and liabilities:
    Accounts receivable                                                                (12,815)                (9,694)
    Inventories                                                                        (11,491)                (6,738)
    Prepaid expenses and other                                                             565                    119
    Accounts payable                                                                     4,096                  1,214
    Accrued and other liabilities                                                       (2,426)                   372
    Accrued interest                                                                       426                   (366)
    Income taxes payable                                                                 4,067                  2,377
    Other long-term liabilities                                                           (925)                (1,289)
    Discontinued operations                                                                ---                  2,732
                                                                                 -------------            -----------
    Total adjustments                                                                   38,572                 69,893
                                                                                 -------------            -----------
         Net cash provided by operating activities                                         319                  9,290
                                                                                 -------------            -----------
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                                           (6,150)                (3,289)
    Change in other assets                                                              (1,565)                   777
    Acquisitions, net of cash                                                          (74,011)                (3,370)
    Proceeds from sale of discontinued operations                                      113,815                    ---
    Investing activities of discontinued operations                                        ---                   (162)
                                                                                 -------------            -----------
      Net cash provided by (used in) investing activities                               32,089                 (6,044)
                                                                                 -------------            -----------
Cash flows used in financing activities:
    Change in long-term receivables                                                         19                   (126)
    Repayment of long-term obligations                                                (128,381)                (8,713)
    Borrowing of long-term obligations                                                 107,346                  1,105
    Financing fees                                                                      (3,032)                  (180)
    Issuance of common stock                                                               553                    ---
    Change in accounts receivable securitization                                        (8,037)                 4,077
    Financing activities of discontinued operations                                        ---                   (329)
    Other                                                                                 (824)                (2,210)
                                                                                 -------------            -----------
      Net cash used in financing activities                                            (32,356)                (6,376)
                                                                                 -------------            -----------
Net increase (decrease) in cash and cash equivalents                                        52                 (3,130)
Cash and cash equivalents at beginning of period                                         1,838                  7,286
                                                                                 -------------            -----------
Cash and cash equivalents at end of period                                       $       1,890            $     4,156
                                                                                 =============            ===========



          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements reflect all material adjustments (only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents. Interest and taxes paid were as follows:

                                                 Six Months          Six Months
                                                  Ended                Ended
                                                June 30, 1996      June 30, 1995
                                                -------------      -------------
         Interest                            $     23,913           $   22,563
         Taxes                                      4,483                2,154

         EARNINGS (LOSS) PER SHARE

         Net loss per share is based on the weighted average number of shares outstanding assuming all exchange arrangements contemplated by the Company's 1994 financial restructuring have been completed.

2.       INVENTORIES

         The composition of inventories at June 30, 1996 was as follows:

             Raw materials                                 $  21,257
             Work-in-process                                  24,780
             Finished goods                                   54,344
             LIFO Reserve                                     (2,568)
                                                           ---------
                           Total                           $  97,813
                                                           =========

3.       ACQUISITION OF DUXTECH PTY. LTD.

         On January 18, 1996, the Company acquired all of the issued and outstanding capital stock of Duxtech Pty. Ltd., an Australian holding company that operates CIGWELD, the leading manufacturer of welding products in Australia and New Zealand. The acquisition was consummated pursuant to the terms of a Share Sale Agreement dated November 18, 1995. The aggregate consideration paid was approximately $74,000 of which approximately $21,500 was the assumption of existing debt. The remaining balance was paid in cash which was financed through cash on hand and borrowings under the Company's existing credit agreement.

         The operating results of CIGWELD have been included in the Consolidated Statements of Operations from February 1, 1996. The pro forma unaudited results of operations for the six months ended June 30, 1996 and 1995, respectively, assuming consummation of the purchase as of January 1, 1995, are as follows:

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       1996            1995
                                                       ----            -----
Net sales                                            $ 276,312      $ 250,260
Loss from continuing operations                        (44,598)       (44,419)
Net loss                                               (35,172)       (60,898)
Per share amounts:
         From continuing operations                      (4.16)         (4.91)
         Net loss                                        (3.28)         (6.09)

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

         The transaction was accounted for as a purchase. The excess of cost over fair value of net assets purchased is being amortized over a period of 40 years. The purchase price has been allocated to the underlying assets and liabilities based on fair values at the date of acquisition. A summary of the purchase price allocation is as follows:

Net working capital                                           $   21,220
Excess of cost over fair value of net assets acquired             31,002
Net property, plant and equipment                                 29,083
Other non-current liabilities, net                                (7,294)
                                                              ----------
                                                              $   74,011
                                                              ==========

4.       AMENDED AND RESTATED CREDIT AGREEMENT

         On June 25, 1996, the Company amended and restated its credit agreement originally entered into in 1993. This amendment converted the $315,000 Term A, Term B and revolving credit facility to a $250,000 revolving credit facility. The amended facility has a term of five years and reduces by $25,000 at the end of three years and by an additional $75,000 at the end of the fourth year. In addition, applicable interest rate margins have been reduced and certain restrictions have been relaxed.

5.       DISCONTINUED OPERATIONS

         On April 26, 1996, the Company completed the sale of substantially all of the assets of Coyne Cylinder Company, and on June 27, 1996, the Company completed the sale of its Floor Maintenance business. The total proceeds from these two transactions totaled $137,000 and consisted of approximately $114,000 in cash and approximately $23,000 in the assumption or elimination of certain liabilities. The Company realized a net gain of $9,426 on these two transactions, net of applicable taxes of $15,242.

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

         The Company conducts its continuing operations through two segments: cutting and welding products ("Cutting and Welding") and wear-resistant products ("Wear Resistance"). The following table presents net sales information by segment for the periods indicated (in thousands):

                                       Three Months         Three Months          Six Months               Six
Months                                    Ended                Ended                 Ended                Ended
                                      June 30, 1996        June 30, 1995         June 30, 1996       June  30, 1995
                                      -------------        -------------         -------------       --------------
Net sales:
  Cutting and Welding                  $ 108,615           $   74,149            $ 202,543           $   147,461
  Wear Resistance                         32,374               32,677               67,606                62,327
                                      ----------           ----------            ---------           -----------
                 Total                 $ 140,989            $ 106,826            $ 270,149           $   209,788
                                       =========            =========            =========           ===========


RESULTS OF OPERATIONS

Three Months ended June 30, 1996 compared to Three Months ended June 30, 1995

         Net sales for the three months ended June 30, 1996 increased $34.2 million, or 32.0% to $141.0 million, from $106.8 million for the three months ended June 30, 1995. EBITDA increased $4.3 million, or 17.3%, from $24.7 million for the three months ended June 30, 1995 to $29.0 million for the three months ended June 30, 1996. CIGWELD, acquired effective February 1, 1996,
reported EBITDA of $3.1 million for the quarter ended June 30, 1996.   Cutting
and Welding sales increased $34.5 million to $108.6 million for the three months ended June 30, 1996 from $74.1 million for the same period of a year ago. This 46.5% increase includes $26.6 million of sales related to CIGWELD. The increase in Cutting and Welding sales excluding CIGWELD was 10.6%, or $7.9 million. Wear Resistance sales decreased $0.3 million to $32.4 million for the three months ended June 30, 1996 from $32.7 million for the three months ended June 30, 1995.

         Cost of goods sold as a percentage of sales increased to 62.9% from 59.9% for the three months ended June 30, 1996 and 1995, respectively. The acquisition of CIGWELD is the primary reason for this increase, as its gross margin is lower than the Company's existing businesses blended margin.

         Selling, general and administrative expenses increased $6.1 million, of which $4.7 million relates to CIGWELD, to $26.7 million for the quarter ended June 30, 1996 from $20.6 million reported for the same period in 1995. As a percentage of sales, selling, general and administrative expenses decreased to 18.9% from 19.3%, for the second quarter of 1996 and 1995, respectively.

         Amortization of other intangibles has decreased from 1995 due to the early adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the fourth quarter of 1995, which resulted in a write down of these assets of approximately $33.2 million.

         Interest expense increased $1.2 million, or 10.3%, to $12.7 million for the three months ended June 30, 1996. Overall debt levels were higher for most of the quarter due to the borrowings related to the acquisition of CIGWELD in January 1996. Outstanding debt levels were reduced immediately prior to the end of the quarter with the proceeds from the sale of the Company's Floor Maintenance business.

         Income tax expense increased $3.8 million to $5.7 million for the quarter ended June 30, 1996 from $1.9 million for the same period of a year ago. A majority of this increase is due to the utilization of 1994 net operating loss carryforwards in 1995, a reduction not available in 1996. The remaining increase is attributable to increased state and foreign income tax liabilities, including approximately $0.4 million related to CIGWELD.

Six Months ended June 30, 1996 compared to Six Months ended June 30, 1995

      Net sales for the six months ended June 30, 1996 increased 28.8% to $270.1 million. This increase was $60.4 million over net sales of $209.8 million reported for the six months ended June 30, 1995. EBITDA was $54.6 million for the 1996 six-month period compared to $45.3 million for the same period of 1995, an increase of $9.3 million, or 20.4%. EBITDA for CIGWELD was $5.4 million for the five-month period from February 1, 1996, the effective date of its acquisition. Cutting and Welding sales increased 37.4% or $55.1 million, to $202.5 million from $147.5 million, for the six months ended June 30, 1996 and 1995, respectively. Excluding sales reported by CIGWELD for the period of $45.2 million, the increase in Cutting and Welding sales was $9.9 million or 6.7%. Wear Resistance sales increased 8.5%, or $5.3 million, to $67.6 million for the six months ended June 30, 1996. Increases in international business in the early part of 1996 account for a majority of the sales increase.

      Cost of goods sold as a percentage of sales increased to 62.5% for the six months ended June 30, 1996 from 59.7% for the six months ended June 30, 1995. Lower gross margin at CIGWELD in comparison to the blended margin at the Company's existing businesses caused the increase seen in this percentage.

      Selling, general and administrative expenses, including CIGWELD, increased $9.1 million to $53.0 million from $43.9 million for the six months ended June 30, 1996 and 1995, respectively. CIGWELD's selling, general and administrative expenses for the five-month period ended June 30, 1996 were $7.9 million, or 17.6% of its sales. As a percentage of sales, selling, general and administrative expenses decreased to 19.6% from 20.9% for the six-month period ended June 30, 1996 and 1995, respectively.

      Amortization of other intangibles has decreased from 1995 due to the early adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the fourth quarter of 1995, which resulted in a write down of these assets of approximately $33.2 million.

      Interest expense for the six months ended June 30, 1996 was $24.5 million, a $1.5 million increase over the same period of a year earlier. This 6.6% increase reflects the increased debt levels outstanding for most of the first six months of 1996 due to the acquisition of CIGWELD. These debt levels were reduced with the proceeds from the sale of the Company's Floor Maintenance business immediately prior to June 30, 1996.

      Income tax expense increased from $4.7 million for the six months ended June 30, 1995 to $9.2 million for the six months ended June 30, 1996. Approximately $2.5 million of this increase is attributable to the utilization of 1994 net operating loss carry forwards in 1995 with no comparable offset to income taxes in 1996. The remainder of the increase is due to increased foreign tax liabilities, including approximately $0.8 million related to CIGWELD, and to a lesser extent, increased state income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      Working Capital and Cash Flows. Cash provided by operating activities was $0.3 million for the six months ended June 30, 1996 compared to $9.3 million for the same period in 1995. The primary reason for this difference is an increase in the net operating assets of $18.5 million for the six-month period ended June 30, 1996 versus a $11.3 million increase for the same period last year, which included $2.7 million from discontinued operations. Investing activities provided cash of $32.1 million during the six months ended June 30, 1996 compared to a use of cash of $6.0 million during the comparable period in 1995. Cash provided during 1996 is comprised primarily of cash proceeds from the sale of discontinued operations of $113.8 million; cash used for acquisitions of $74.0 million; and capital expenditures of $6.2 million. Cash used in financing activities was $32.4 million for the first six months of 1996 compared to $6.4 million for the same period last year. The difference in cash used results mostly from net debt repayments during 1996 of $21.0 million versus $7.6 million in 1995; cash used for financing fees of $3.0 million in 1996 versus $0.2 million in 1995; and cash used to fund the accounts receivable securitization program of $8.0 million in 1996 versus cash provided of $4.1 million in 1995. Borrowing of long-term obligations during the six months ended June 30, 1996 includes approximately $74.0 million related to the acquisition of CIGWELD, while repayments include approximately $114.0 million from the sale of discontinued operations. Cash used for financing fees during 1996 relates mostly to fees incurred with respect to the acquisition of CIGWELD and the Company's amended and restated credit agreement. Cash used to fund the accounts receivable securitization program resulted primarily from the sale of the discontinued operations and the elimination of the related receivables from the program.

      Liquidity.   During the six-month period ended June 30, 1996, the Company had a net reduction in its long-term obligations of $40.7 million, which is comprised of $32.7 million of on-balance sheet obligations, including $15.7 million related to discontinued operations, and $8.0 million of off-balance sheet financing related to the accounts receivable securitization program. The major uses of cash in the remainder of 1996 are expected to be for debt service requirements, capital expenditures and tax payments. Management believes that cash from operating activities, together with available borrowings under its revolving credit facility, if necessary, will be sufficient to permit the Company to meet these financial obligations.

      The Company will continue from time to time to explore additional auxiliary financing methods and other means to lower its cost of capital which could include stock issuances or debt financing and the application of the proceeds therefrom to the payment of bank debt, or the purchase of senior or senior subordinated notes.

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of securityholders.

      At the annual meeting of shareholders of the registrant held on April 18, 1996, there were 10,677,417 shares of common stock of the Company issued and outstanding and entitled to be voted, if represented. The following matters were presented to the meeting for a vote and the results of such voting are as follows:

      1)   Election of Directors.

                                                  For              Withheld
                                                  ---              --------
           Randall E. Curran                     7,517,800           1,649
           Talton R. Embry                       7,505,898          13,551
           James H. Tate                         7,517,865           1,584

      2)   Proposal to Adopt the Non-Employee Directors Stock Option Plan.

                                                                      Broker
                              For          Against       Abstain     Non-Votes
                              ---          -------       -------     ---------
                            6,451,811     1,054,824      12,814        0

      3)   Proposal to Adopt the 1996 Employee Stock Option Plan.

                                                                       Broker
                              For           Against       Abstain     Non-Votes
                              ---           -------       -------     ---------
                            7,503,467       9,056         5,733         1,193

Item 6.  Exhibits and Reports on Form 8-K

      a)   Exhibits

             27  Financial Data Schedule

      b)   Reports on Form 8-K - None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMADYNE HOLDINGS CORPORATION




                                        By:      /s/ RANDALL E. CURRAN
                                           ------------------------------------
                                                    Randall E. Curran
                                           Chairman of the Board, President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)





                                        By:       /s/ JAMES H. TATE
                                           ------------------------------------
                                                     James H. Tate
                                                Senior Vice President &
                                                Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)





Date: August 7, 1996

                                   EXHIBIT
                                    INDEX





EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------
  27               Financial Data Schedule
