Form 10-Q
period 1996-09-30
THERMADYNE HOLDINGS CORP /DE
filed 1996-11-13
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 1996
                              --------------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                           to
                               --------------------------  ---------------------

                    Commission file number       0-23378
                                          ------------------

                       Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                     74-2482571
--------------------------------------------------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

101 S. Hanley, St. Louis, MO                                    63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code       314/721-5573
                                                  ----------------------------

       Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                         -----        -----

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                 Yes  X        No
                                         -----        -----

       The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of October 21, 1996, was 10,874,819.

                        THERMADYNE HOLDINGS CORPORATION

                                     INDEX




PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . .    3
Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . .    4
Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . .    5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 6- 8

         Item 2.   Management's Discussion and Analysis
of Financial Condition and Results of Operations   . . . . . . . . . . . . 9-12



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                        THERMADYNE HOLDINGS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  September 30,        December 31,
                                                                       1996                1995
                                                                  -------------        ------------
                                                                    (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                     $     5,099          $    1,838
    Accounts receivable, less allowance for
      doubtful accounts of $1,822  and
      $1,888, respectively                                             69,845              48,136
    Inventories                                                       100,865              66,781
    Prepaid expenses and other                                          9,537               8,247
    Net assets of discontinued operations                                 ---              72,829
                                                                  -----------          ----------
Total current assets                                                  185,346             197,831
Property, plant and equipment, at cost, net                            88,994              58,451
Deferred financing costs, net                                           7,538              10,600
Intangibles, at cost, net                                              97,754             148,228
Other assets                                                           10,563               1,256
                                                                  -----------          ----------
      Total assets                                                $   390,195          $  416,366
                                                                  ===========          ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                              $    36,559          $   25,155
    Accrued and other liabilities                                      31,839              21,685
    Accrued interest                                                   14,209               5,705
    Income taxes payable                                                8,740               2,456
    Current maturities of long-term obligations                         3,914              17,663
                                                                  -----------          ----------
Total current liabilities                                              95,261              72,664
Long-term obligations, less current maturities                        435,526             438,848
Other long-term liabilities                                            44,206              37,100
Shareholders' deficit:
    Common stock, $.01 par value, 25,000,000
      shares authorized, 10,874,819 and 10,705,765 shares
      issued and outstanding at September 30, 1996 and
      December 31, 1995, respectively                                     109                 107
    Additional paid-in capital                                        141,140             138,583
    Accumulated deficit                                              (327,697)           (269,828)
    Foreign currency translation                                        1,650              (1,108)
                                                                  -----------          ----------
      Total shareholders' deficit                                    (184,798)           (132,246)
                                                                  -----------          ----------
      Total liabilities and shareholders' deficit                 $   390,195          $  416,366
                                                                  ===========          ==========


          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                         Three Months       Three Months        Nine Months        Nine Months
                                                            Ended               Ended              Ended              Ended
                                                      September 30, 1996 September 30, 1995 September 30, 1996 September 30, 1995
                                                      ------------------ ------------------ ------------------ ------------------
Net Sales                                                 $    137,019     $    102,536         $    407,168      $    312,324
Operating Expenses:
  Cost of goods sold                                            87,101           61,614              255,999           186,792
  Selling, general and administrative expenses                  25,592           20,616               78,544            64,505
  Amortization of goodwill                                      22,152           25,455               71,736            76,619
  Amortization of other intangibles                              1,606            3,692                5,522            10,912
  Net periodic postretirement benefits                             850              551                2,070             1,655
                                                          ------------     ------------         ------------      ------------
Operating loss                                                    (282)          (9,392)              (6,703)          (28,159)
Other expense:
  Interest expense                                             (12,726)         (11,331)             (37,178)          (34,264)
  Amortization of deferred financing costs                        (476)            (908)              (2,248)           (2,972)
  Other, net                                                       386              402               (1,698)               67
                                                          ------------     ------------         ------------      ------------
Loss from continuing operations before income tax provision
  and extraordinary item                                       (13,098)         (21,229)             (47,827)          (65,328)
Income tax provision                                             5,572            1,884               14,807             6,624
                                                          ------------     ------------         ------------      ------------
Loss from continuing operations before extraordinary item      (18,670)         (23,113)             (62,634)          (71,952)
Discontinued operations:
  Gain on disposal of discontinued operations, net of
     applicable taxes of $14,732                                  (946)              ---               8,480               ---
  Losses from discontinued operations, net of income taxes         ---           (5,441)                 ---           (17,205)
                                                          ------------     ------------         ------------      ------------
Loss before extraordinary item                                 (19,616)         (28,554)             (54,154)          (89,157)
Extraordinary item - Loss on early extinguishment of debt,
  net of tax benefit of $2,001                                     ---              ---               (3,715)              ---
                                                          ------------     ------------         ------------      ------------
Net loss                                                  $    (19,616)    $    (28,554)        $    (57,869)     $    (89,157)
                                                          ============     ============         ============      ============

Per share amounts:
  Loss from continuing operations                         $      (1.73)    $      (2.30)        $      (5.83)     $      (7.18)
  Loss before extraordinary item                                 (1.82)           (2.84)               (5.04)            (8.90)
  Net loss                                                       (1.82)           (2.84)               (5.38)            (8.90)

Weighted average shares outstanding                         10,780,499       10,049,222           10,747,854        10,016,588
                                                          ============     ============         ============      ============


          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Nine Months                   Nine Months
                                                                               Ended                          Ended
                                                                        September  30, 1996            September 30, 1995
                                                                        -------------------            ------------------
Cash flows provided by (used in) operating activities:
  Net loss                                                              $    (57,869)                    $    (89,157)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Net periodic postretirement benefits                                       2,070                            1,655
    Depreciation                                                               9,577                            7,136
    Amortization of goodwill                                                  71,736                           76,619
    Amortization of other intangibles                                          5,522                           10,912
    Amortization of deferred financing costs                                   2,248                            2,972
    Net gain on sale of discontinued operations                               (8,480)                             ---
    Extraordinary item                                                         3,715                              ---
    Utilization of net operating loss carryforwards                            1,757                              ---
    Noncash charges for discontinued operations                                  ---                           22,639
Changes in operating assets and liabilities:
    Accounts receivable                                                      (10,088)                          (8,358)
    Inventories                                                              (14,543)                          (8,404)
    Prepaid expenses and other                                                  (308)                             515
    Accounts payable                                                           2,273                             (787)
    Accrued and other liabilities                                             (2,726)                           2,494
    Accrued interest                                                           8,391                            6,903
    Income taxes payable                                                         790                            2,128
    Other long-term liabilities                                               (2,538)                          (2,041)
    Discontinued operations                                                      ---                            2,882
                                                                        ------------                     ------------
    Total adjustments                                                         69,396                          117,265
                                                                        ------------                     ------------
         Net cash provided by operating activities                            11,527                           28,108
                                                                        ------------                     ------------
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                                (10,127)                          (4,996)
    Change in other assets                                                    (3,454)                              32
    Acquisitions, net of cash                                                (74,011)                          (3,370)
    Proceeds from sale of discontinued operations                            112,359                              ---
    Investing activities of discontinued operations                              ---                           (3,847)
                                                                        ------------                     ------------
      Net cash provided by (used in) investing activities                     24,767                          (12,181)
                                                                        ------------                     ------------
Cash flows used in financing activities:
    Change in long-term receivables                                              126                              (66)
    Repayment of long-term obligations                                      (135,353)                         (22,458)
    Borrowing of long-term obligations                                       114,154                              402
    Financing fees                                                            (3,855)                            (180)
    Issuance of common stock                                                   2,014                            5,434
    Change in accounts receivable securitization                              (7,470)                           2,353
    Financing activities of discontinued operations                              ---                             (490)
    Other                                                                     (2,649)                          (1,934)
                                                                        ------------                     ------------
      Net cash used in financing activities                                  (33,033)                         (16,939)
                                                                        ------------                     ------------
Net increase (decrease) in cash and cash equivalents                           3,261                           (1,012)
Cash and cash equivalents at beginning of period                               1,838                            7,286
                                                                        ------------                     ------------
Cash and cash equivalents at end of period                              $      5,099                     $      6,274
                                                                        ============                     ============

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


1.     BASIS OF PRESENTATION

       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       The unaudited interim consolidated financial statements reflect all material adjustments (only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

       STATEMENTS OF CASH FLOWS

       For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                        Nine Months             Nine Months
                                           Ended                   Ended
                                     September 30, 1996     September 30, 1995
                                     ------------------     ------------------
         Interest                    $       28,787         $      27,361
         Taxes                               10,835                 3,798

       EARNINGS (LOSS) PER SHARE

       Net loss per share is based on the weighted average number of shares outstanding assuming all exchange arrangements contemplated by the Company's 1994 financial restructuring have been completed.

       2.     INVENTORIES

       The composition of inventories at September 30, 1996 was as follows:

             Raw materials                                         $  19,842
             Work-in-process                                          24,150
             Finished goods                                           61,281
             LIFO Reserve                                             (4,408)
                                                                   ---------
                           Total                                    $100,865
                                                                    ========

 3.      ACQUISITION OF DUXTECH PTY. LTD.

         On January 18, 1996, the Company acquired all of the issued and outstanding capital stock of Duxtech Pty. Ltd., an Australian holding company that operates CIGWELD, the leading manufacturer of welding products in Australia and New Zealand. The acquisition was consummated pursuant to the terms of a Share Sale Agreement dated November 18, 1995. The aggregate consideration paid was approximately $74,000 of which approximately $21,500 was the assumption of existing debt. The remaining balance was paid in cash which was financed through cash on hand and Borrowing under the Company's existing credit agreement.

         The operating results of CIGWELD have been included in the Consolidated Statements of Operations from February 1, 1996. The pro forma unaudited results of operations for the nine months ended September 30, 1996 and 1995, respectively, assuming consummation of the purchase as of January 1, 1995, are as follows:

                                                      Nine Months Ended
                                                          September 30,
                                                  --------------------------
                                                     1996             1995
                                                     ----             ----
Net sales                                         $ 413,331         $ 385,057
Loss from continuing operations                     (63,268)          (71,992)
Net loss                                            (58,503)          (89,197)
Per share amounts:
         Loss from continuing operations              (5.89)            (7.19)
         Net loss                                     (5.44)            (8.90)

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
                                                             ==========


4.       DISCONTINUED OPERATIONS

         On April 26, 1996, the Company completed the sale of substantially all of the assets of Coyne Cylinder Company, and on June 27, 1996, the Company completed the sale of its Floor Maintenance business. The total proceeds from these two transactions totaled $137,000 and consisted of approximately $114,000 in cash and approximately $23,000 in the assumption or elimination of certain liabilities. The Company realized a net gain of $8,480 on these two transactions, net of applicable taxes of $14,732.

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

         The Company conducts its continuing operations through two segments: cutting and welding products ("Cutting and Welding") and wear-resistant products ("Wear Resistance"). The following table presents net sales information by segment for the periods indicated (in thousands):

                             Three Months        Three Months         Nine Months           Nine Months
                                 Ended              Ended                Ended                 Ended
                          September 30, 1996  September 30, 1995   September 30, 1996   September  30, 1995
                          ------------------  ------------------   ------------------   -------------------
Net sales:
  Cutting and Welding         $  104,364        $    71,222          $  306,907            $  218,682
  Wear Resistance                 32,655             31,314             100,261                93,642
                             -----------        -----------          ----------           -----------
                 Total        $  137,019         $  102,536          $  407,168            $  312,324
                              ==========         ==========          ==========            ==========


RESULTS OF OPERATIONS

Three Months ended September 30, 1996 compared to Three Months ended September 30, 1995

       Net sales for the three months ended September 30, 1996 were up 33.6% to $137.0 million, which is an increase of $34.5 million over the $102.5 million reported for the three months ended September 30, 1995. EBITDA was $27.6 million for the three-month period ended September 30, 1996, an increase of $4.7 million, or 20.7%, from $22.9 million for the same three-month period of a year ago. EBITDA for CIGWELD, which was acquired effective February 1 of this year, was $3.0 million for the three months ended September 30, 1996. Cutting and Welding sales increased to $104.4 million from $71.2 million for the three months ended September 30, 1996 and 1995, respectively. This $33.1 million, or 46.5%, increase includes $27.9 million in sales applicable to CIGWELD. Excluding CIGWELD, Cutting and Welding sales increased $5.2 million, or 7.3%, and is the result of successful new product introductions and increased demand in Europe and Asia. Wear Resistance sales increased from $31.3 million for the three months ended September 30, 1995 to $32.7 million for the three months ended September 30, 1996. This 4.3%, or $1.3 million increase is due to additional equipment business in Europe and increased demand for consumables in North and South America.

       Cost of goods sold as a percentage of sales increased to 63.6% from 60.1% for the three months ended September 30, 1996 and 1995, respectively. This increase was expected as the average gross margin on CIGWELD products is lower than the Company's existing businesses' blended margin.

       Selling, general and administrative expenses for the quarter ended September 30, 1996 increased to $25.6 million from $20.6 million, for the three months ended September 30, 1995. CIGWELD accounts for $4.8 million of this $5.0 million increase. As a percentage of sales for the quarter ended September 30, 1996, selling, general and administrative expenses were 18.7%, down from 20.1% for the quarter ended September 30, 1995.

       Amortization of other intangibles has decreased from 1995 due to the early adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the fourth quarter of 1995, which resulted in a write-down of these assets of approximately $33.2 million.

       Interest expense increased 12.3% to $12.7 million for the third quarter of 1996 from $11.3 million for the same period of the prior year. The increase in interest expense results primarily to debt incurred in the acquisition of CIGWELD in February 1996.

       Income tax expense increased to $5.6 million from $1.9 million for the three months ended September 30, 1996 and 1995, respectively. The increase of $3.7 million is largely due to the adjustment of the deferred tax valuation allowance for reversing temporary differences and the utilization of net operating loss carryforwards. In addition, the Company experienced an increase in foreign income tax expense, including approximately $0.2 million attributable to CIGWELD.

Nine Months ended September 30, 1996 compared to Nine Months ended September 30, 1995

       Net sales for the nine months ended September 30, 1996 increased $94.8 million to $407.2 million. This was a 30.4% increase over net sales for the nine months ended September 30, 1995 of $312.3 million. EBITDA for the nine-month period ended September 30, 1996 was $82.2 million. This represents a 20.5%, or $14.0 million increase over EBITDA of $68.2 million for the nine months ended September 30, 1995. CIGWELD reported EBITDA of $8.4 million for the eight-month period from February 1, 1996, the effective date of its acquisition. Cutting and

Welding sales increased 40.3%, or $88.2 million over the $218.7 million for the nine months ended September 30, 1995. Sales of $306.9 million for the nine months ended September 30, 1996 include the eight-month total of $73.1 million applicable to CIGWELD. Excluding CIGWELD, the increase in Cutting and Welding sales was $15.1 million, or 6.9%. Strong demand in Europe, Asia and the Middle East, penetration of related markets, and to a lesser extent, new product introductions, have all contributed to the sales growth. Wear Resistance sales increased 7.1%, or $6.6 million, to $100.3 million for the nine months ended September 30, 1996 from $93.6 million for the nine months ended September 30, 1995. This was largely due to incremental equipment and consumable business in Europe and North and South America.

       Cost of goods sold as a percentage of sales increased to 62.9% for the nine months ended September 30, 1996 from 59.8% for the nine months ended September 30, 1995. CIGWELD's lower average gross margin has resulted in a lower overall blended margin for the Company, as expected.

       Selling, general and administrative expenses increased $14.0 million to $78.5 million for the nine months ended September 30, 1996 from $64.5 million for the nine months ended September 30, 1995. Through September 30, 1995, CIGWELD's selling, general and administrative expenses were $12.4 million, or 17.0% of its sales. The Company's selling, general and administrative expenses were 19.3% of sales for the nine months ended September 30, 1996, compared to 20.7% of sales for the same nine months of 1995.

       Amortization of other intangibles has decreased from 1995 due to the early adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the fourth quarter of 1995, which resulted in a write down of these assets of approximately $33.2 million.

       Interest expense for the nine months ended September 30, 1996 increased $2.9 million to $37.2 million, compared to $34.3 million for the first nine months of 1995. The acquisition of CIGWELD in February 1996 accounts for the majority of this increase.

       Income tax expense increased $8.2 million to $14.8 million for the nine months ended September 30, 1996, from $6.6 million for the nine months ended September 30, 1995. The increase is largely due to the adjustment of the deferred tax valuation allowance for reversing temporary differences and the utilization of net operating loss carryforwards. In addition, the Company experienced an increase in foreign income tax expense, including approximately $1.0 million attributable to CIGWELD.

LIQUIDITY AND CAPITAL RESOURCES

       Working Capital and Cash Flows. Cash provided by operating activities was $11.5 million for the nine months ended September 30, 1996 compared to $28.1 million for the nine months ended September 30, 1995. This change is primarily the result of a net increase in the operating assets and liabilities of the Company of $18.7 million for the nine months ended September 30, 1996 compared to a net increase of $4.7 million for the same period of a year ago. Investing activities provided cash of $24.8 million in the first nine months of 1996, while using cash of $12.2 million in the first nine months of 1995. This difference is primarily the result of the sale in 1996 of previously discontinued operations which provided cash of $112.4 million in the nine months ended September 30, 1996, compared to a use of cash by these operations of $3.8 million in the first nine months of 1995, and cash used for acquisitions thus far in 1996 of $74.0 million compared to $3.4 million in 1995. In addition, capital expenditures totaled $10.1 million through September 30, 1996 compared to $5.0 million through September 30, 1995. Cash used in financing activities was $33.0 million in the nine-month period ended September 30, 1996 compared to $16.9 million in the same period of the prior year. This change is largely the result of an increase in cash used for financing fees of $3.7 million related to the acquisition of CIGWELD and the amendment and restatement of the Company's credit agreement, a decrease in cash received related to stock option activity of $3.4 million, and a net increase in cash used by the accounts receivable securitization program of $9.8 million resulting primarily from the sale of discontinued operations and the elimination of the related receivables from the securitization program.

       Liquidity.   During the nine-month period ended September 30, 1996, the
Company had a net reduction in its long-term obligations of $40.3 million, which is comprised of $32.8 million of on-balance sheet obligations, including $15.7 million related to discontinued operations, and $7.5 million of off-balance sheet financing related to the accounts receivable securitization program. The major uses of cash in the remainder of 1996 are expected to be for debt service requirements, capital expenditures and tax payments. Management believes that cash from operating activities, together with available borrowings under its revolving credit facility, if necessary, will be sufficient to permit the Company to meet these financial obligations.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27  - Financial Data Schedule

     b)  Reports on Form 8-K

         A Current Report on Form 8-K dated July 10, 1996 was filed by the Company regarding the sale of its Floor Maintenance business and the amendment and restatement of its Credit Agreement.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THERMADYNE HOLDINGS CORPORATION




                              By:    /s/  RANDALL E. CURRAN
                                 -------------------------------------
                                          Randall E. Curran
                                  Chairman of the Board, President and
                                       Chief Executive Officer
                                    (Principal Executive Officer)





                              By:    /s/   JAMES H. TATE
                                 -------------------------------------
                                            James H. Tate
                                       Senior Vice President &
                                       Chief Financial Officer
                                      (Principal Financial and
                                         Accounting Officer)





Date:        November 12, 1996
     --------------------------------

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
