Form 10-K
period 1996-12-31
THERMADYNE HOLDINGS CORP /DE
filed 1997-03-28
CIK 850660

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23378
                             ---------------------

                        THERMADYNE HOLDINGS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      74-2482571
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)
                101 S. HANLEY
                ST. LOUIS, MO                                      63105
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (314) 721-5573
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                     Common Stock, par value $.01 per share
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $49.4 million based on the closing sales price of the Common Stock, $.01 par value, on February 28, 1997.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  [X]   No  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,022,311 shares of Common Stock, $.01 par value, outstanding at February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Thermadyne Holdings Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996. (Part I and Part II of Form 10-K)

2. Portions of Thermadyne Holdings Corporation's Notice of Annual Meeting and Proxy Statement dated March 20, 1997. (Part III of Form 10-K)

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Thermadyne Holdings Corporation (formerly TDII Company), a Delaware corporation (the "Company"), is a holding company, the assets of which consist solely of all of the issued and outstanding common stock of various subsidiaries. The Company is engaged in the design, manufacture and distribution of cutting and welding products and accessories through Thermadyne Industries, Inc. ("Thermadyne") and its subsidiaries (Thermadyne and such subsidiaries collectively referred to as the "Thermadyne Operating Subsidiaries") and wear-resistance products and thermal spray systems through MAG Acquisition Corp. ("MAG") and its subsidiaries (MAG and such subsidiaries collectively referred to as the "MAG Operating Subsidiaries").

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

PRINCIPAL PRODUCTS

  Cutting and Welding

     The Company is a leading domestic manufacturer of products and accessories used in connection with cutting and welding metals. The Thermadyne Operating Subsidiaries, together with Arcair Company, one of the MAG Operating Subsidiaries, manufacture a broad range of oxy-acetylene and electric arc cutting and welding products, including a line of advanced plasma arc cutting systems and oxy-fuel apparatus which are used primarily in cutting and welding applications. Such cutting and welding products are used primarily in manufacturing processes and repair and maintenance operations in a variety of industries, including aerospace, automotive, construction, metal fabrication, mining, mill and foundry, petroleum and shipbuilding. The Company's cutting and welding products are generally sold at prices which do not represent significant capital outlays by the end-user.

     The Company manufactures both gas (oxy-acetylene) and arc cutting and welding equipment, accessories and consumables. Gas cutting and welding torches burn a mixture of oxygen and fuel gas, typically acetylene. Arc cutting and welding systems are powered by electricity. The major arc cutting and welding systems are plasma, stick, metal inert gas ("MIG") and tungsten inert gas ("TIG"). Arc technology is more sophisticated than gas technology and can be used on more types of metals. In addition, arc equipment produces less distortion in the surrounding metal and it cuts and welds faster, reducing labor costs. However, gas technology is more portable and generally less expensive than arc technology and therefore remains important in many industries. The Company's cutting and welding segment is operated through the following subsidiaries:

     Thermal -- Plasma Arc Products/Inverter Arc Welders. Thermal Dynamics Corporation ("Thermal"), located in West Lebanon, New Hampshire and founded in 1957, developed many of the early plasma cutting systems and maintains its position as a leading manufacturer of plasma arc cutting and welding systems and replacement parts. Thermal's plasma cutting systems range from portable 20 amp units to large 1000 amp units. Plasma welding systems are provided to improve productivity in automated welding applications which require high quality results. In addition, Thermal Dynamics has become a major competitor in the supply of inverter arc welders by providing increasingly smaller and more powerful units. A full product line of inverter arc welders is available to approach the utility, construction, and manufacturing industries. Thermal's end-users are engaged primarily in the manufacture or repair of fabricated metal such as structural steel products, automotive products, appliances, sheet metal, HVAC, general fabrication, shipbuilding, general manufacturing and maintenance.

     Advantages of the plasma cutting process over other methods include faster cutting speed, the ability to cut ferrous and non-ferrous alloys, and minimum distortion of the material being cut. The inverter arc welding power machines use high frequency power transistors to provide welding machines that are extremely portable and power efficient when compared to conventional welding power sources. Plasma welding eliminates many of the difficulties with the automated GTAW process and dramatically improves productivity for the end-user.

     Tweco -- Electric Arc Products. Tweco Products, Inc. ("Tweco"), located in Wichita, Kansas and founded in 1936, manufactures a line of arc welding replacement parts and accessories, including electrode holders, ground clamps, cable connectors, terminal connectors and lugs and cable splicers, and a variety of automatic and semi-automatic welding guns and cable assemblies utilized in the arc welding process. Tweco also manufactures manual stick electrode holders, ground clamps and accessories. Manual stick welding is one of the oldest forms of welding and is used primarily by smaller welding shops which perform general repair, maintenance and fabrication work. Tweco's end-users are primarily engaged in the manufacture or repair and maintenance of transportation equipment, including automobiles, trucks, aircraft, trains and ships; the manufacture of a broad range of machinery; and the production of fabricated metal products, including structural metal, hand tools and general hardware.

     Tweco is a leading domestic manufacturer of MIG welding guns. The MIG process is an arc welding process utilized in the fabrication of steel, aluminum, stainless steel and other metal products and structures. In the MIG process, a small diameter consumable electrode wire is continuously fed into the arc. The welding arc area is protected from the atmosphere by a "shielding" gas. The welding guns and cable assemblies manufactured by Tweco carry the continuous wire electrode, welding current and shielding gas to the welding arc. Tweco manufactures a related line of robotic welding accessory products. This new accessory line includes, but is not limited to, a robotic torch with patented consumables, a robotic deflection mount, and a robotic cleaning station.

     Victor -- Oxy-Acetylene Gas Products. Victor Equipment Company ("Victor"), with plants in both Abilene and Denton, Texas and founded in 1913, is a leading domestic manufacturer of gas operated cutting and welding torches and gas pressure regulators. Victor's torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulators are used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end-users in the process control, electronics and other industries. Victor also manufactures a wide range of medical regulation equipment serving the oxygen therapy market including home health care and hospitals.

     The torches produced by Victor are commonly referred to as oxy-acetylene torches. These torches combine a mixture of oxygen and a fuel gas, typically acetylene, to produce a high temperature flame. These torches are designed for maximum durability, repair ability and performance utilizing patented built-in reverse flow check valves and flash arresters in several models. Victor also manufactures lighter-duty hand-held heating, soldering and brazing torches. Pressure regulators serve a broad range of industrial and specialty gas process control operations.

     The principal uses of the Victor torch are cutting steel in metal fabricating applications such as shipbuilding, construction of oil refineries, power plants and manufacturing facilities, and welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities. Victor sells its lighter-duty products to end-users principally engaged in the plumbing, refrigeration, and heating, ventilation and air conditioning industries. The relative low cost, mobility and ease of use of Victor torches makes them suitable for a wide variety of uses.

     CIGWELD -- Electric Arc Products, Oxy-Acetylene Gas Products, Filler Metals, Gas Control Products and Safety Products. The business now known as CIGWELD, located in Melbourne, Australia and founded in 1922, is the leading Australian manufacturer of gas equipment and welding products. The CIGWELD business is owned and operated by Comweld Group Pty. Ltd. ("Comweld"), a wholly-owned subsidiary of Thermadyne Australia Pty. Ltd. Comweld also controls a company in the Philippines which manufactures gas welding and gas cutting products. In addition, Comweld has an economic interest in entities located in Indonesia, Philippines, Hong Kong and Malaysia.

     CIGWELD manufactures arc equipment welding products for both the automatic arc and manual arc welding markets. The CIGWELD range of automatic welding equipment includes packages specifically designed for particular market segments. End users of this product range include the rural market and the smash repair, metal fabrication, ship building, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

     CIGWELD manufactures a range of consumable products (filler metals) for manual and automatic arc and gas welding. The range of manual arc electrodes include over 50 individual electrodes for different applications. CIGWELD markets its manual arc electrodes under such brand names as Satincraft, Weldcraft, Ferrocraft, Alloycraft, Satincrome, Cobalarc, Castcraft and Weldall.

     For automatic and semi-automatic welding applications, CIGWELD manufactures a significant range of solid and flux-cored wires, principally under the Autocraft, Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc brand names. For gas and TIG welding, CIGWELD manufactures and supplies approximately 40 individual types of wires and solders for use in different applications. CIGWELD's filler metals are manufactured to standards appropriate for their intended use, with the majority of products approved by agencies, such as Lloyd's Register of Shipping, American Bureau of Shipping, Det Norske Veritas and U.S. Naval Ships.

     CIGWELD manufactures a comprehensive range of equipment for gas welding and cutting and ancillary products such as gas manifolds, gas regulators and flowmeters. Gas welding and cutting equipment is sold in kit form or as individual products. Kits are manufactured for various customer groups and their components include combinations of oxygen and acetylene regulators, blowpipes, cutting attachments, mixers, welding and heating tips, cutting nozzles, roller guides, twin welding hoses, goggles, flint lighters and tip cleaners, combination spanners and cylinder keys. In addition to its kits, CIGWELD manufactures and/or distributes a complete range of gas equipment, including a range of blowpipes and attachments, regulators (for oxygen, acetylene, argon and carbon dioxide), flashback arrestors, cutting nozzles, welding and heating tips, hoses and fittings, gas manifolds and accessories.

     CIGWELD also manufactures a range of gas control equipment including specialty regulators (for use with different gases including oxygen, acetylene, LPG, argon, carbon dioxide, nitrogen, air, helium, hydrogen, carbon monoxide, ethylene, ethane and nitrous oxide), manifold systems, cylinder valves and spares and natural gas regulators. CIGWELD's gas control items are primarily sold to gas companies.

     CIGWELD manufactures and/or distributes a range of safety products for use in welding and complementary industries. The product range includes welding helmets and accessories, respirators and masks, breathing apparatus, earmuffs and earplugs, safety spectacles, safety goggles and gas welding goggles, safety helmets, faceshields, flashields (see-through welding curtains and screens) and welding apparel.

     Medical products are also manufactured by CIGWELD in its manufacturing plant in Melbourne, Australia. These products are distributed through a sole distributor in the Australian market and exported through third party distributors and related entities. The product range includes regulators, flowmeters, suction units, oxygen therapy, resuscitation and outlet valves for medical gas systems.

     Arcair -- Arc Gouging Systems. Arcair Company sells equipment and related consumable materials for "gouging," a technique that liquefies metal in a narrow groove and then removes it using compressed air. Gouging products are often used in joint preparation prior to a welding process. Numerous other applications exist for these gouging systems, such as removal of defective welds, removal of trim in foundries and repair of track, switches and freight cars in the railroad industry. Arcair Company also manufactures a line of underwater welding and gouging equipment.

     In addition to gouging products, Arcair Company produces a patented exothermic cutting system, SLICE(R). This system generates temperatures in excess of 7000 degrees F and can quickly cut through steel, concrete and other materials. SLICE(R) has many applications, including opening clogged steel furnaces and providing rapid entry in fire and rescue operations. Arcair Company has developed an underwater version of the SLICE(R) cutting system for use in the marine repair and salvage industry.

     Arcair also sells TIG torches and accessories. The TIG process can be used to fuse metals of almost all alloys and in thicknesses down to foil size. TIG welding is used for pressure vessels, such as tanks, valves and pipes and is relied on heavily in welding nuclear components. Fabrications involving aluminum, magnesium and other specialty metals for use in aircraft, ships and weapon systems also utilize the TIG process.

     C&G Systems -- Cutting Tables. C&G Systems Inc. (C&G), located in Elk Grove Village, Illinois and founded in 1968, manufactures a line of mechanized cutting machines equipped with either oxy-fuel or plasma cutting torches. C&G has a wide product offering, ranging from inexpensive cantilever machines used in general fabrication to precision gantry machines. These metal cutting tables can be used in virtually any metal fabrication plant.

     Stoody -- Hardfacing Products. The Company, through its Stoody operations founded in 1921 and now located in Bowling Green, Kentucky, is a recognized world leader in the development and manufacture of hardfacing welding wires, electrodes and rods. While Stoody's primary product line is iron-based welding wires, the Company also participates in the cobalt-based and nickel-based electrode, rod and wire markets, which are essentially protective overlays, deposited on softer base materials by various welding processes. This procedure, referred to as "hardfacing" or "surface treatment", adds a more resistant surface, thereby increasing the component's useful life. Lower initial costs, the ability to treat large parts, and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear resistant components. A variety of products have been developed for hardfacing applications in industries utilizing earth moving equipment, agricultural tools, crushing components, and steel mill rolls, and in virtually all applications where metal is exposed to external wear factors.

     Hard Metal Alloys -- Alloy Rods. Hard Metal Alloys founded in Florida in 1986 and relocated to the Company's Bowling Green, Kentucky facility in 1996, primarily services the highly specialized sector of the North American cobalt and high performance welding rod market. Hard Metal Alloys utilizes a core technology based upon a unique aspirator casting process allowing for exceptionally pure rod composition. The customer base covers the broad spectrum of the cobalt and nickel rod market, including large end-users in the automotive valve industry and specializing in the market segments requiring specialized products with quick turnaround.

  Wear Resistant Products

     The Company, through the MAG Operating Subsidiaries, is an international leader in the design, manufacture and distribution of wear resistant and hardfacing products. Wear is a significant problem in the industrial world. Reducing wear by rebuilding and reclaiming critical components can lower expenditures for replacement parts, increase operating efficiencies, and reduce maintenance and energy costs. Application of wear resistant materials to original equipment components can significantly improve the initial useful life of the part. The Company's wear resistant and hardfacing products can be used in virtually all applications where metal components are subjected to conditions such as impact, heat or corrosion. Wear resistant products manufactured by the MAG Operating Subsidiaries include valve and pump parts, bushings, industrial knives and saw teeth. These products are primarily used by customers in the aerospace, agriculture, automotive, biomedical, chemical, computer, construction, forest products, glass, metals, mining, petroleum, power generation, and railroad industries. Hardfacing products manufactured by the Company are applied to such items as earth moving equipment, railroad and track equipment, hydroelectric, fossil fuel and nuclear power generation components, agricultural equipment, crushing equipment, and steel mill rolls. Selecting the appropriate wear resistant material for a particular application depends on a number of conditions, including the particular type of wear, design criteria, and economic factors. The Company develops, manufactures, and supplies wear resistant coating materials, equipment used to deposit such materials, and wear resistant components.

     Deloro Stellite -- Wear Resistant Components. The Company, through its Deloro Stellite operations in Canada and Germany, manufactures wear resistant components, which are solid parts used as alternatives to coatings when the entire part is exposed to wear, when it is impractical to rebuild worn components, or when small sizes or intricate shapes are required. These products include custom shaped components, powder metallurgy parts, and standard forms for fabrication. The Company's custom shaped components are specialty castings made from one of several methods, depending on the size, complexity, and number of parts desired. Illustrative applications include valve and pump parts, bushings, industrial knives and saw teeth, tooling for dry cell battery manufacture, rolls for closing beverage and food containers, plungers for the manufacture of glass containers, turbine blades, piercing points for the manufacture of seamless oil field tubing, and valve seats for the railroad industry. The Company's specialized powder metallurgy components are used in place of specialty castings where production volumes are relatively high, small shapes are desired, specific uniform properties are needed, or dissimilar materials must be produced as a composite. The powder metallurgy components are made by a press-and-sinter process in Canada and a metal powder injection molding process in Germany. The Company also manufactures solid pieces of wear resistant material in standard sizes for subsequent fabrication into parts for resale. Applications include knives for the food, forest product, and textile industries, and turbine blade shields for steam-generating plants.

     Deloro Stellite -- Wear Resistant Consumables. The Company, through its Deloro Stellite operations in Swindon, England, manufactures wear resistant consumables which are protective overlays that are deposited on softer base materials. The wear resistant products manufactured in Swindon, available as rod, electrodes and wire, are primarily cobalt-based. However, the Company also produces these products with nickel- and iron-based alloys. Industries served include chemical, oil and gas, auto and food processing.

     Stellite Coatings -- Wear Resistant Coatings. The Company, through its Stellite Coatings operations in Goshen, Indiana, manufactures and sells coating materials in powder forms that are applied by plasma transferred arc, HVOF, and other conventional spray overlay and coating processes. The Company also manufactures specialized equipment used in these various processes. Stellite Coatings services a wide array of industries, including automotive valves, glass, plastics, and job shops. Powder is also manufactured for use in the powder metallurgy process and the metal injection molding process.

INTERNATIONAL BUSINESS

     The Company had aggregate international sales from continuing operations of approximately $171.6 million, $67.5 million and $57.4 million for the years ended December 31, 1996, 1995 and 1994, respectively, or approximately 39%, 21% and 21%, respectively, of total sales in each such period. Excluding the effects of accounting for the Wear Resistant Products group as discontinued operations, the Company had aggregate international sales of approximately $244.6 million, $133.9 million and $105.8 million for the years ended December 31, 1996, 1995 and 1994, respectively, or approximately 45%, 32% and 30%, respectively, of total sales in each such period. A substantial portion of the Company's international sales were of products manufactured at international manufacturing facilities. The Company's international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. For further information concerning the international operations of the Company, see the notes to the consolidated financial statements of the Company incorporated by reference herein.

  Cutting and Welding

     The Company's international cutting and welding segment sales consist of
(a) export sales of Thermadyne products and to a limited extent products manufactured by third parties and sold through overseas field representatives of Thermadyne International Corporation ("Thermadyne International"), a subsidiary of Thermadyne, and (b) sales of Thermadyne's manufactured products by Thermadyne's foreign subsidiaries.

     Thermadyne International was formed in 1980 to coordinate Thermadyne's efforts to increase international sales and sells cutting and welding products through independent distributors in more than 80 countries. In support of this effort, the Company owns and operates distribution centers in Canada, Australia, Germany, Italy, Mexico, Japan, Singapore, Brazil, the United Arab Emirates and the United Kingdom. The Company further employs sales people located in 18 different countries. Cutting and Welding's international sales, including Canadian sales, were approximately $171.6 million, $67.5 million and $57.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Wear Resistant Products

     The Company manufactures and sells wear resistant products to its international customers through its Belleville, Ontario, Swindon, England and Koblenz, Germany manufacturing facilities and its Chinese joint venture in Shanghai. The Company has an international distribution network for its wear resistant products, with approximately one-third of its sales through distributors and the remainder directly to the end-user. The Wear Resistant Products' international sales, including Canadian sales, were approximately $73.0 million, $66.5 million and $48.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

COMPETITION

  Cutting and Welding

     The Company competes principally with a number of domestic manufacturers of cutting and welding products, the majority of which compete only in limited segments of the overall market. Management believes that competition is based primarily on product quality and brand name, breadth and depth of product lines, effectiveness of distribution channels, a knowledgeable sales force capable of solving customer application problems, price and quality of customer service. To date, the Company has experienced little direct foreign competition in its U.S. markets due to the relatively limited size of such markets, the inability of foreign manufacturers to establish effective distribution channels and the relatively non-labor-intensive nature of the cutting and welding product manufacturing process. The Company also competes in certain international markets in which it faces substantial competition from foreign manufacturers of cutting and welding products.

  Wear Resistant Products

     The Company has two categories of competitors that manufacture or supply one or more products similar to those supplied by MAG. The first category consists of large companies for which the manufacture or supply of wear resistant technologies is not a primary business. The second category is comprised of small firms that compete with the Company in discrete areas. The Company believes that it enjoys advantages over its competitors due to its international sales and distribution network and its knowledge of product applications. With respect to wear resistant and hardfacing products, the Company believes the principal competitive factors are applications expertise and the ability to provide rapid and reliable delivery.

DISTRIBUTION

  Cutting and Welding

     The Company's cutting and welding products are distributed domestically through a network of approximately 1,100 independent welding products distributors with over 2,800 locations who carry one or more of its product lines. Relationships with the distributors are maintained by a separate sales force for each of the Company's principal product lines in the segment. In 1996, a team of 12 area business managers was established to support the sale of all of the Company's product lines to its key distributors. The Company's products are distributed internationally through direct sales and independent distributors.

  Wear Resistant Products

     The Company's wear resistant products are sold in North America and Europe primarily through the Company's direct sales force, and elsewhere primarily by distributors.

RAW MATERIALS

     The Company has not experienced any difficulties in obtaining raw materials for its operations because its principal raw materials, copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by the Company. Certain of the raw materials used in wear resistant products, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions which could affect pricing and disrupt supply. Although the Company has been able to obtain adequate supplies of these materials at acceptable prices and has been able to recover the costs of any increases in the price of raw materials in the form of higher unit sales prices, restrictions in supply or significant fluctuations in the prices of cobalt, chromium and other raw materials could adversely affect the Company's business.

     The Company also purchases certain products which it either uses in its manufacturing processes or resells. These products include gouging electrodes, certain powders, certain coating equipment sub-assemblies, batteries, wheels, tires, motors and brushes. The Company believes its sources of such products are adequate to meet foreseeable demand.

RESEARCH AND DEVELOPMENT

     The Company has research and development groups for each of its product lines that primarily conduct process and product development to meet market needs.

EMPLOYEES

     As of December 31, 1996, the Company employed 3,088 people, of which approximately 596 were engaged in sales and marketing activities, 306 were engaged in administrative activities, 2,100 were engaged in manufacturing activities and 86 were engaged in engineering activities. Labor unions represent none of the Company's workforce in the United States and virtually all of the manufacturing employees in its foreign operations. The Company believes that its employee relations are good. The Company has not experienced any significant work stoppages.

PATENTS, LICENSES AND TRADEMARKS

     The Company's products are sold under a variety of trademarks and tradenames. The Company owns trademark registrations or has filed trademark applications for all trademarks and has registered all tradenames that the Company believes are material to the operation of its businesses. The Company also owns various patents and from time to time acquires licenses from owners of patents to apply such patents to its operations. The Company does not believe any single patent or license is material to the operation of its businesses taken as a whole.

DISCONTINUED OPERATIONS

     The Company has announced its plans to sell MAG, now known as Deloro Stellite Corporation. This transaction is expected to close in the second half of 1997. The proceeds from this disposition are expected to exceed the current carrying value and the net proceeds will be used to reduce debt. The net assets of the MAG operations have been classified as a current asset on the Consolidated Balance Sheet as of December 31, 1996, and its financial results have been reported separately as discontinued operations in the Consolidated Statements of Operations. The tabular information included in "Consolidated Balance Sheets" and "Consolidated Statements of Operations" on pages 21 and 22, and the tabular and narrative information included in "Notes to Consolidated Financial Statements," note "2. Recent Events -- Discontinued Operations" on page 25, all in Thermadyne Holdings Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report"), are incorporated herein by reference.

THE RESTRUCTURING

     In October and November 1993, the Company negotiated a comprehensive financial restructuring (the "Restructuring") with its principal creditor constituencies. The Restructuring was implemented through a "prepackaged" plan of reorganization (the "Plan"), as described in the Company's Exchange Offer and Disclosure Statement dated October 26, 1993. On December 2, 1993, the Company commenced a case in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan was confirmed on January 18, 1994, and became effective on February 1, 1994. The narrative information included in "Notes to Consolidated Financial Statements," note "2. Recent Events -- 1993 Restructuring" on page 27 of the 1996 Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS

     Set forth below are the names and positions of the executive officers of the Company. The executive officers of the Company hold such positions at the discretion of the Board of Directors.

               NAME                  AGE                    POSITION(S)
               ----                  ---                    -----------
Randall E. Curran..................  42     Chairman of the Board, President and Chief
                                              Executive Officer of Thermadyne Holdings
                                              Corporation and Thermadyne Industries,
                                              Inc.
James H. Tate......................  49     Director, Senior Vice President and Chief
                                              Financial Officer of Thermadyne Holdings
                                              Corporation
Stephanie N. Josephson.............  43     Vice President, General Counsel and
                                              Corporate Secretary of Thermadyne Holdings
                                              Corporation
Thomas C. Drury....................  40     Vice President, Human Resources of
                                              Thermadyne Holdings Corporation
Robert D. Maddox...................  37     Vice President and Corporate Controller of
                                              Thermadyne Holdings Corporation

     Mr. Curran has been a Director of the Company since February 1994 and was elected Chairman of the Board and Chief Executive Officer in February 1995, having previously served as President of the Company from August 1994 and as Executive Vice President and Chief Operating Officer of the Company from February 1994. He also serves as President of Thermadyne Industries, Inc., a position he has held since 1992. From 1986 to 1992, Mr. Curran was Chief Financial Officer of the Company and/or its predecessors. Prior to 1986, Mr. Curran held various executive positions with Cooper Industries, Inc.

     Mr. Tate has been a Director of the Company since October 1995. He was elected Senior Vice President and Chief Financial Officer in February 1995, having previously served as Vice President of the Company and Vice President and Chief Financial Officer of the Company's subsidiaries since April 1993. Prior to joining the Company, Mr. Tate was employed by the accounting firm of Ernst & Young LLP for eighteen years, the last six of which he was a partner.

     Ms. Josephson was elected Corporate Counsel and Corporate Secretary in March 1995, and was elected Vice President and General Counsel in April 1995. Prior to joining the Company, Ms. Josephson was Corporate Counsel for Mills & Partners, Inc. from 1993 to 1995 and an Adjunct Professor at St. Louis University School of Business in the MBA program from 1991 to 1993. Prior thereto, Ms. Josephson was employed in Houston, Texas as Counsel for Cooper Industries, Inc. and in private practice with the law firms Andrews & Kurth and Weycer and Kaplan from 1979 to 1991.

     Mr. Drury was elected Vice President -- Human Resources of the Company in March 1995. Prior to that time, Mr. Drury served as Director of Human Resources for the Company since November 1991. Prior to joining the Company, Mr. Drury was Manager Human Resources at McDonnell Douglas Systems Integration Company from 1988 through 1991.

     Mr. Maddox was elected Vice President and Corporate Controller of the Company in April 1996. Prior to that time, Mr. Maddox served as Vice President and Controller of the Company's operating subsidiaries from April 1995 to April 1996 and Controller from May 1992 to April 1995. Prior to joining the Company, Mr. Maddox was a senior audit manager with the accounting firm of Ernst & Young LLP.

ITEM 2. PROPERTIES.

     The Company operates 14 manufacturing facilities in the United States, Canada, England, Germany, the Philippines and Australia. All domestic manufacturing facilities, leases and leasehold interests are encumbered by liens securing the Company's obligations under its senior credit facility. The Company considers its plants and equipment to be modern and well-maintained and believes its plants have sufficient capacity to meet future anticipated expansion needs.

     The Company leases and maintains a 43,600 square foot facility located in St. Louis, Missouri, which houses the executive offices of the Company and its operating subsidiaries, as well as all centralized services.

     The following table describes the location and general character of the Company's principal properties:

               SUBSIDIARY/                                BUILDING SPACE/
          LOCATION OF FACILITY                          NUMBER OF BUILDINGS               PROPERTY SIZE
          --------------------                          -------------------               -------------
CUTTING AND WELDING:
Thermal/West Lebanon, New Hampshire        187,000 sq. ft.                                 8.0 acres
                                           6 buildings (office, manufacturing, future
                                           expansion)
Tweco/Wichita, Kansas                      220,816 sq. ft.                                 21.7 acres
                                           3 buildings (office, manufacturing, storage
                                           space)
Victor/Denton, Texas                       222,403 sq. ft.                                 30.0 acres
                                           4 buildings (office, manufacturing, storage,
                                           sales training center)
Victor/Abilene, Texas                      123,740 sq. ft.                                 32.0 acres
                                           1 building (office and manufacturing)
Thermadyne Canada/Oakville, Ontario,       57,000 sq. ft.                                  8.3 acres
  Canada                                   1 building (office and manufacturing)
Modern Engineering Company/Gallman,        60,000 sq. ft.                                  60.0 acres
  Mississippi                              1 building (office and manufacturing)
Thermadyne Australia/Melbourne,            588,000 sq. ft.                                 32.4 acres
  Australia                                8 buildings (office, manufacturing, storage,
                                           research)
Thermadyne Australia/Cebu,                 34,600 sq. ft.                                  1.2 acres
  Philippines                              1 building (office and manufacturing)
C&G Systems Inc./Elk Grove Village,        10,000 sq. ft.                                  2.0 acres
  Illinois                                 1 building (office and manufacturing)
Stoody/Bowling Green, Kentucky             185,000 sq. ft.                                 37.0 acres
                                           1 building (office and manufacturing)
WEAR-RESISTANT PRODUCTS:
Swindon, United Kingdom                    141,000 sq. ft.                                 8.5 acres
                                           1 building (office and manufacturing)
Belleville, Ontario, Canada                114,000 sq. ft.                                 13.4 acres
                                           1 building (office and manufacturing)
Koblenz, Germany                           63,400 sq. ft.                                  2.4 acres
                                           1 building (office and manufacturing)
Goshen, Indiana                            53,000 sq. ft.                                  16.6 acres
                                           1 building (office, manufacturing, sales and
                                           training)

     All of the above facilities are leased, except for the facilities located in Melbourne, Koblenz, and Gallman, which are owned. The Company has additional assembly and warehouse facilities in Canada, the United Kingdom, Germany, Italy, Japan, Singapore, Mexico, Sweden and Australia. The Company is also involved in a joint venture with a facility in the People's Republic of China.

     In addition, the Company has subleased 264,000 square feet of its 325,000 square foot facility in City of Industry, California, which formerly was the manufacturing facility for certain products now manufactured at the Company's Bowling Green, Kentucky facility.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary litigation incidental to its businesses, including a number of product liability cases seeking substantial damages. The Company maintains insurance against any product liability claims. Coverage for most years has a $500,000 self insured retention with $500,000 of primary insurance per claim. In addition, the Company maintains umbrella policies providing an aggregate of $50,000,000 in coverage for product liability claims. Although it is difficult to predict the outcome of litigation with any certainty, the Company believes that the liabilities which might reasonably result from such lawsuits, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company believes that it is in substantial compliance with the laws and regulations of the various local, state, federal and foreign governmental agencies, including environmental laws and regulations, and is not aware of any citations or claims filed against it by any of these agencies which, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

     The Company has identified soil and water contamination at a formerly owned facility in Massachusetts. The Company is in the process of remediating the site and does not believe the ultimate cost of such remediation will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

  Market Information

     The tabular information under "Selected Financial Data -- Stock Data" and the narrative information under "Stock Listing" appearing on pages 17 and 40 of the 1996 Annual Report, respectively, are incorporated herein by reference.

  Dividends

     The Company has not paid any dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and, among other things, will depend upon future earnings, capital requirements, general business conditions and legal restrictions on the payment of dividends. In addition, (i) the Company's credit agreement prohibits the Company from paying cash dividends to its shareholders, and (ii) the indentures governing the Company's debt securities limit the Company's ability to pay such dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The tabular information under the sub-headings titled "Operating Results Data," "Per Share Data," "Financial Position Data" and "Other Data," all appearing under the caption "Selected Financial Data" on page 17 of the 1996 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The narrative information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 20 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements appearing on pages 21 through 37 and the Report of Ernst & Young LLP, Independent Auditors appearing on page 38 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors appearing under the caption "Proposal for the Election of Directors" on pages 5 and 6 of the Thermadyne Holdings Corporation Notice of Annual Meeting and Proxy Statement dated March 20, 1997 (the "Proxy Statement") is incorporated herein by reference. Information regarding executive officers is included under the caption "Executive Officers" in "Item 1. Business" of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information appearing under the caption "Executive and Director Compensation" on pages 8 through 11 of the Proxy Statement is incorporated herein by reference except that the narrative, tabular and graphical information under the sub-headings "Report of the Compensation and Organization Committee on Executive Compensation" and "Corporate Performance" is specifically not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The tabular and narrative information appearing under the caption "Outstanding Voting Securities of the Company and Principal Holders Thereof" on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

     The following report and financial statements appearing on pages 21 through 38 of the 1996 Annual Report are incorporated herein by reference:

     Report of Ernst & Young LLP, Independent Auditors
     Consolidated Balance Sheets at December 31, 1996 and 1995
     Consolidated Statements of Operations for the year ended December 31, 1996, the year ended December 31, 1995, the eleven months ended December 31, 1994 and the one month ended January 31, 1994
     Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 1996, the year ended December 31, 1995, the eleven months ended December 31, 1994 and the one month ended January 31, 1994
     Consolidated Statements of Cash Flows for the year ended December 31, 1996, the year ended December 31, 1995, the eleven months ended December 31, 1994 and the one month ended January 31, 1994
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

     Report of Ernst & Young LLP, Independent Auditors

     Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBITS

         2.1             -- First Amended and Restated Plan of Reorganization of TDII
                            Company under Chapter 11 of the Bankruptcy Code,
                            confirmed by the United States Bankruptcy Court, District
                            of Delaware, on January 18, 1994.(1)
         3.1             -- Restated Certificate of Incorporation of Thermadyne
                            Holdings Corporation.(1)
         3.2             -- Amended and Restated Bylaws of Thermadyne Holdings
                            Corporation.(1)
         4.1             -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and IBJ Schroder Bank and
                            Trust Company, as Trustee, with respect to $129,288,000
                            principal amount of 10.75% Senior Notes Due May 1,
                            2002.(1)
         4.2             -- Form of Senior Note (included in Exhibit 4.1).(1)
         4.3             -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            Senior Subordinated Notes Due November 1, 2003.(1)
         4.4             -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
        10.1+            -- 1993 Management Option Plan, dated as of February 1,
                            1994, executed by Thermadyne Holdings Corporation.(1)
        10.2             -- Registration Rights Agreement, dated as of January 18,
                            1994, among Thermadyne Holdings Corporation and the
                            holders listed on the signature pages thereto.(1)

        10.3             -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(2)
        10.4             -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(3)
        10.5             -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(3)
        10.6             -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(3)
        10.7             -- Schedule of substantially identical lease agreements.(3)
        10.8             -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(3)
        10.9             -- Schedule of substantially identical lease guaranties.(3)
        10.10            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(3)
        10.11            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(3)
        10.12            -- Lease Agreement, dated as of December 22, 1986, as
                            amended between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 5.(3)
        10.13+           -- Amended and Restated Thermadyne Holdings Corporation 1994
                            Employee Stock Purchase Plan.(4)
        10.14            -- Receivables Purchase Agreement, dated as of December 28,
                            1994, among Thermadyne Receivables, Inc., as Transferor,
                            and NationsBank of Virginia, N.A., as Trustee.(5)
        10.15            -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(5)
        10.16            -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(5)
        10.17            -- Sublease Agreement, dated March 15, 1993, by and between
                            Stoody Deloro Stellite, Inc. and Lima Transportation.(4)
        10.18            -- First Amendment to Standard Industrial Lease, dated June
                            27, 1995, by and between Stoody Deloro Stellite, Inc. and
                            Lima Transportation.(4)
        10.19+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and R. Dozier Maddox.*
        10.20+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and John D. McCulloch.*
        10.21+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Michael E. Mahoney.*
        10.22+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Gerald A. Nicholson.*
        10.23+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Thomas C. Drury.*


        10.24+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.*
        10.25+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and James H. Tate.*
        10.26+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Randall E. Curran.*
        10.27+           -- Executive Employment Agreement, dated as of November 1,
                            1996, by and among Thermadyne Holdings Corporation, the
                            companies listed on the signature pages thereof and James
                            H. Tate.*
        10.28+           -- Executive Employment Agreement, dated as of November 1,
                            1996, by and among Thermadyne Holdings Corporation, the
                            companies listed on the signature pages thereof and
                            Randall E. Curran.*
        10.29+           -- 1996 Employee Stock Option Plan.(6)
        10.30+           -- Non-Employee Directors Stock Option Plan.(6)
        10.31            -- Stock Purchase Agreement, dated as of April 19, 1996, by and among Incentive A/S, Thermadyne Holdings Corporation
                            and Clarke Holding Corporation.(7)
        10.32            -- Amendment to Stock Purchase Agreement, dated as of June
                            27, 1996, by and among Thermadyne Holdings Corporation,
                            Clarke Holding Corporation and Clarke Cleaning Equipment
                            Corporation.(7)
        10.33            -- Amended and Restated Credit Agreement, dated as of June
                            25, 1996, by and among Thermadyne Holdings Corporation,
                            various lending institutions and Bankers Trust Company,
                            as Agent.(7)
        10.34            -- First Amendment, dated July 17, 1996, to the Amended and
                            Restated Credit Agreement, dated as of June 25, 1996, by
                            and among Thermadyne Holdings Corporation, various
                            lending institutions and Bankers Trust Company, as
                            Agent.*
        10.35            -- Sixth Variation Agreement, Syndicated Credit Agreement,
                            dated January 18, 1996, between Comweld Group Pty. Ltd.,
                            Duxtech Pty. Limited, Quetack Pty. Limited, Quetala Pty.
                            Limited, Thermadyne Australia Pty. Limited, various
                            financial institutions and BT Management Services Pty.
                            Ltd.*
        13.1             -- Annual Report to Shareholders for the fiscal year ended
                            December 31, 1996 (only those portions expressly
                            incorporated by reference herein shall be deemed filed
                            with the Commission).*
        21.1             -- Subsidiaries of Thermadyne Holdings Corporation.*
        23.1             -- Consent of Ernst & Young LLP, Independent Auditors.*
        27.1             -- Financial Data Schedule*

---------------

 +  Indicates a management contract or compensatory plan or arrangement.

 *  Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-23378) filed under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on February 7, 1994.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 18, 1996.

(3) Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-04083) filed under Section 6 of the Securities Act of 1933, as amended, on May 20, 1996.

(7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 25, 1996.

REPORTS ON FORM 8-K

     No report on Form 8-K was filed during the quarter ended December 31, 1996.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the consolidated financial statements of Thermadyne Holdings Corporation (formerly TDII Company) as of December 31, 1996 and 1995, and for the year ended December 31, 1996, the year ended December 31, 1995, the eleven month period ended December 31, 1994, and the one month period ended January 31, 1994, and have issued our report thereon dated February 7, 1997 (incorporated by reference elsewhere herein). Our audits also included the financial statement schedule listed in the Index at Item 14. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Dallas, Texas
February 7, 1997

                                                                     SCHEDULE II

                         THERMADYNE HOLDING CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                          COLLECTION
                                 BALANCE AT                              OF PREVIOUSLY     EFFECT OF       BALANCE
                                 BEGINNING                                WRITTEN OFF     DISCONTINUED     AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS  OF PERIOD     PROVISION    WRITEOFFS      ACCOUNTS        OPERATIONS     OF PERIOD
-------------------------------  ----------    ---------    ---------    -------------    ------------    ---------
Year ended December 31, 1996...   $ 1,888       $  975        $785            $57            $  486        $1,649
Year ended December 31, 1995...     2,565        1,205         621             21             1,282         1,888
Eleven months ended December
  31, 1994.....................     2,513          720         696             28                --         2,565
One month ended January 31,
  1994.........................     2,447          106          40              0                --         2,513

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 1997

                                           THERMADYNE HOLDINGS CORPORATION

                                           By:       /s/ JAMES H. TATE
                                             -----------------------------------
                                                        James H. Tate
                                               Senior Vice President and Chief
                                                       Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ RANDALL E. CURRAN                  Chairman of the Board,           March 27, 1997
-----------------------------------------------------    President and Chief Executive
                  Randall E. Curran                      Officer (principal executive
                                                         officer)

                  /s/ JAMES H. TATE                    Director, Senior Vice President  March 27, 1997
-----------------------------------------------------    and Chief Financial Officer
                    James H. Tate                        (principal financial and
                                                         accounting officer)

                /s/ RICHARD L. BERGER                  Director                         March 27, 1997
-----------------------------------------------------
                  Richard L. Berger

                /s/ FLETCHER L. BYROM                  Director                         March 27, 1997
-----------------------------------------------------
                  Fletcher L. Byrom

                 /s/ HENRY L. DRUKER                   Director                         March 27, 1997
-----------------------------------------------------
                   Henry L. Druker

                 /s/ TALTON R. EMBRY                   Director                         March 27, 1997
-----------------------------------------------------
                   Talton R. Embry

                /s/ CHARLES F. MORAN                   Director                         March 27, 1997
-----------------------------------------------------
                  Charles F. Moran

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- First Amended and Restated Plan of Reorganization of TDII
                            Company under Chapter 11 of the Bankruptcy Code,
                            confirmed by the United States Bankruptcy Court, District
                            of Delaware, on January 18, 1994.(1)
         3.1             -- Restated Certificate of Incorporation of Thermadyne
                            Holdings Corporation.(1)
         3.2             -- Amended and Restated Bylaws of Thermadyne Holdings
                            Corporation.(1)
         4.1             -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and IBJ Schroder Bank and
                            Trust Company, as Trustee, with respect to $129,288,000
                            principal amount of 10.75% Senior Notes Due May 1,
                            2002.(1)
         4.2             -- Form of Senior Note (included in Exhibit 4.1).(1)
         4.3             -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            Senior Subordinated Notes Due November 1, 2003.(1)
         4.4             -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
        10.1+            -- 1993 Management Option Plan, dated as of February 1,
                            1994, executed by Thermadyne Holdings Corporation.(1)
        10.2             -- Registration Rights Agreement, dated as of January 18,
                            1994, among Thermadyne Holdings Corporation and the
                            holders listed on the signature pages thereto.(1)
        10.3             -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(2)
        10.4             -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(3)
        10.5             -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(3)
        10.6             -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(3)
        10.7             -- Schedule of substantially identical lease agreements.(3)
        10.8             -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(3)
        10.9             -- Schedule of substantially identical lease guaranties.(3)
        10.10            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(3)
        10.11            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(3)
        10.12            -- Lease Agreement, dated as of December 22, 1986, as
                            amended between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 5.(3)
        10.13+           -- Amended and Restated Thermadyne Holdings Corporation 1994
                            Employee Stock Purchase Plan.(4)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.14            -- Receivables Purchase Agreement, dated as of December 28,
                            1994, among Thermadyne Receivables, Inc., as Transferor,
                            and NationsBank of Virginia, N.A., as Trustee.(5)
        10.15            -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(5)
        10.16            -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(5)
        10.17            -- Sublease Agreement, dated March 15, 1993, by and between
                            Stoody Deloro Stellite, Inc. and Lima Transportation.(4)
        10.18            -- First Amendment to Standard Industrial Lease, dated June
                            27, 1995, by and between Stoody Deloro Stellite, Inc. and
                            Lima Transportation.(4)
        10.19+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and R. Dozier Maddox.*
        10.20+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and John D. McCulloch.*
        10.21+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Michael E. Mahoney.*
        10.22+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Gerald A. Nicholson.*
        10.23+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Thomas C. Drury.*
        10.24+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.*
        10.25+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and James H. Tate.*
        10.26+           -- Agreement, dated July 19, 1996, by and between Thermadyne
                            Holdings Corporation and Randall E. Curran.*
        10.27+           -- Executive Employment Agreement, dated as of November 1,
                            1996, by and among Thermadyne Holdings Corporation, the
                            companies listed on the signature pages thereof and James
                            H. Tate.*
        10.28+           -- Executive Employment Agreement, dated as of November 1,
                            1996, by and among Thermadyne Holdings Corporation, the
                            companies listed on the signature pages thereof and
                            Randall E. Curran.*
        10.29+           -- 1996 Employee Stock Option Plan.(6)
        10.30+           -- Non-Employee Directors Stock Option Plan.(6)
        10.31            -- Stock Purchase Agreement, dated as of April 19, 1996, by and among Incentive A/S, Thermadyne Holdings Corporation
                            and Clarke Holding Corporation.(7)
        10.32            -- Amendment to Stock Purchase Agreement, dated as of June
                            27, 1996, by and among Thermadyne Holdings Corporation,
                            Clarke Holding Corporation and Clarke Cleaning Equipment
                            Corporation.(7)
        10.33            -- Amended and Restated Credit Agreement, dated as of June
                            25, 1996, by and among Thermadyne Holdings Corporation,
                            various lending institutions and Bankers Trust Company,
                            as Agent.(7)
        10.34            -- First Amendment, dated July 17, 1996, to the Amended and
                            Restated Credit Agreement, dated as of June 25, 1996, by
                            and among Thermadyne Holdings Corporation, various
                            lending institutions and Bankers Trust Company, as
                            Agent.*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.35            -- Sixth Variation Agreement, Syndicated Credit Agreement,
                            dated January 18, 1996, between Comweld Group Pty. Ltd.,
                            Duxtech Pty. Limited, Quetack Pty. Limited, Quetala Pty.
                            Limited, Thermadyne Australia Pty. Limited, various
                            financial institutions and BT Management Services Pty.
                            Ltd.*
        13.1             -- Annual Report to Shareholders for the fiscal year ended
                            December 31, 1996 (only those portions expressly
                            incorporated by reference herein shall be deemed filed
                            with the Commission).*
        21.1             -- Subsidiaries of Thermadyne Holdings Corporation.*
        23.1             -- Consent of Ernst & Young LLP, Independent Auditors.*
        27.1             -- Financial Data Schedule*

---------------

 +  Indicates a management contract or compensatory plan or arrangement.

 *  Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-23378) filed under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on February 7, 1994.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 18, 1996.

(3) Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-04083) filed under Section 6 of the Securities Act of 1933, as amended, on May 20, 1996.

(7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 25, 1996.