Form 10-Q
period 1997-06-30
THERMADYNE HOLDINGS CORP /DE
filed 1997-07-31
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

                         Commission file number 0-23378
                                                -------

                        Thermadyne Holdings Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                              74-2482571
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

101 S. Hanley, St. Louis, MO                                    63105
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code       314/721-5573
                                                    ---------------------------

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   [ X ]        No [  ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                             Yes   [ X ]        No [  ]

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of July 22, 1997, was 11,091,322.

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
         Notes to Consolidated Financial Statements . . . . . . . . . . . . 6-7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations . . . .8-10

PART II - OTHER INFORMATION

         Item 4.  Submission of matters to a vote of security holders . . .  11
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                        THERMADYNE HOLDINGS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                ------------    ------------
                                                                (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                   $      6,311    $      1,420
    Accounts receivable, less allowance for
      doubtful accounts of $1,677 and
      $1,649, respectively                                            70,941          54,286
    Inventories                                                       97,744          79,542
    Prepaid expenses and other                                        10,638           9,763
    Net assets of discontinued operations                             31,205          29,455
                                                                ------------    ------------
Total current assets                                                 216,839         174,466
Property, plant and equipment, at cost, net                           82,303          75,624
Deferred financing costs, net                                          6,613           7,508
Intangibles, at cost, net                                             63,959          62,645
Deferred income taxes                                                 24,377          23,206
Other assets                                                           1,813           9,956
                                                                ------------    ------------
      Total assets                                              $    395,904    $    353,405
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                            $     43,868    $     28,266
    Accrued and other liabilities                                     23,587          29,257
    Accrued interest                                                   5,911           6,461
    Income taxes payable                                               6,783           7,948
    Deferred income taxes                                              1,324           1,324
    Current maturities of long-term obligations                        3,571           4,205
                                                                ------------    ------------
Total current liabilities                                             85,044          77,461
Long-term obligations, less current maturities                       444,079         417,135
Other long-term liabilities                                           46,833          44,078
Shareholders' equity ( deficit):
    Common stock, $.01 par value, 25,000,000
      shares authorized, and 11,086,322 and 11,020,311 shares
      issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively                                    111             110
    Additional paid-in capital                                       144,672         143,237
    Accumulated deficit                                             (323,505)       (333,465)
    Foreign currency translation                                      (1,330)          4,849
                                                                ------------    ------------
      Total shareholders' deficit                                   (180,052)       (185,269)
                                                                ------------    ------------
      Total liabilities and shareholders' deficit               $    395,904    $    353,405
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                              Three Months    Three Months     Six Months     Six Months
                                                                 Ended          Ended            Ended           Ended
                                                             June 30, 1997   June 30, 1996    June 30, 1997   June 30, 1996
                                                             -------------  --------------  --------------- ---------------
Net Sales                                                    $    135,175   $    116,120    $    252,926    $    218,353
Operating Expenses:
  Cost of goods sold                                               82,545         68,885         152,887         128,514
  Selling, general and administrative expenses                     27,308         24,207          53,578          47,375
  Amortization of goodwill                                            405         22,228             762          44,556
  Amortization of other intangibles                                 1,625          2,056           3,317           3,865
  Net periodic postretirement benefits                                585            611           1,170           1,188
                                                             ------------   ------------    ------------    ------------
Operating income (loss)                                            22,707         (1,867)         41,212          (7,145)
Other expense:
  Interest expense                                                 11,969         11,766          23,507          22,592
  Amortization of deferred financing costs                            378            891             838           1,772
  Other, net                                                          258          1,082            (148)          1,913
                                                             ------------   ------------    ------------    ------------
Income (loss) from continuing operations
  before income tax provision
  and extraordinary item                                           10,102        (15,606)         17,015         (33,422)
Income tax provision                                                4,521          5,051           7,502           7,902
                                                             ------------   ------------    ------------    ------------
Income (loss) from continuing operations
  before extraordinary item                                         5,581        (20,657)          9,513         (41,324)
Discontinued operations:
  Gain on disposal of discontinued operations, net of
     applicable taxes of $15,242                                     --            9,426            --             9,426
  Gain (loss) from discontinued operations,
     net of income taxes                                            1,202         (1,440)          2,238          (2,640)
                                                             ------------   ------------    ------------    ------------
Income (loss) before extraordinary item                             6,783        (12,671)         11,751         (34,538)
Extraordinary item - Loss on early extinguishment of debt,
  net of tax benefit of $2,001                                       --           (3,715)           --            (3,715)
                                                             ------------   ------------    ------------    ------------
Net income (loss)                                            $      6,783   $    (16,386)   $     11,751    $    (38,253)
                                                             ============   ============    ============    ============

Per share amounts:
  Income (loss) from continuing operations                   $       0.49   $      (1.92)   $       0.84    $      (3.85)
  Income (loss) before extraordinary item                            0.60          (1.18)           1.04           (3.22)
  Net income ( loss)                                                 0.60          (1.53)           1.04           (3.57)

Weighted average shares outstanding                            11,340,636     10,743,156      11,332,796      10,731,352
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

                        THERMADYNE HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Six Months       Six Months
                                                                Ended           Ended
                                                            June 30, 1997   June 30, 1996
                                                            ------------    ------------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                         $     11,751    $    (38,253)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Net periodic postretirement benefits                           1,170           1,188
    Depreciation                                                   5,960           5,250
    Amortization of goodwill                                         762          44,556
    Amortization of other intangibles                              3,317           3,865
    Amortization of deferred financing costs                         838           1,772
    Recognition of net operating loss carryforwards                1,171            --
    Deferred income taxes                                         (1,171)           --
    Net gain on sale of discontinued operations                     --            (9,426)
    Extraordinary item                                              --             3,715
    Noncash charges for discontinued operations                    1,121           6,155
Changes in operating assets and liabilities:
    Accounts receivable                                          (11,674)        (13,165)
    Inventories                                                  (11,255)         (9,417)
    Prepaid expenses and other                                      (252)           (179)
    Accounts payable                                               8,634           4,312
    Accrued and other liabilities                                 (6,572)         (3,140)
    Accrued interest                                                (276)            172
    Income taxes payable                                          (1,521)          4,229
    Other long-term liabilities                                     (809)           (873)
    Discontinued operations                                          159            (442)
                                                            ------------    ------------
    Total adjustments                                            (10,398)         38,572
                                                            ------------    ------------
         Net cash provided by operating activities                 1,353             319
                                                            ------------    ------------
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                     (6,794)         (4,392)
    Change in other assets                                         6,348          (1,803)
    Acquisitions, net of cash                                    (27,755)        (74,011)
    Proceeds from sale of discontinued operations                   --           113,815
    Investing activities of discontinued operations               (1,401)         (1,758)
                                                            ------------    ------------
      Net cash provided by (used in) investing activities        (29,602)         31,851
                                                            ------------    ------------
Cash flows used in financing activities:
    Change in long-term receivables                                    6              45
    Repayment of long-term obligations                           (18,953)       (127,367)
    Borrowing of long-term obligations                            47,284         105,972
    Issuance of common stock                                       1,006             553
    Change in accounts receivable securitization                   7,243          (8,037)
    Financing activities of discontinued operations               (1,629)           (723)
    Financing fees                                                  --            (3,032)
    Other                                                         (1,817)            471
                                                            ------------    ------------
      Net cash provided by (used in) financing activities         33,140         (32,118)
                                                            ------------    ------------
Net increase in cash and cash equivalents                          4,891              52
Cash and cash equivalents at beginning of period                   1,420           1,838
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $      6,311    $      1,890
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

                        THERMADYNE HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements reflect all material adjustments (only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents. Interest and taxes paid were as follows:

                                          Six Months          Six Months
                                            Ended               Ended
                                         June 30, 1997      June 30, 1996
                                         -------------      -------------
Interest                                 $   25,791           $   28,710
Taxes                                         8,264                4,740

EARNINGS (LOSS) PER SHARE

         Per share amounts for the three and six months ended June 30, 1997 are based on the weighted average number of common and common equivalent shares outstanding. Per share amounts for the three and six months ended June 30, 1996 are based on the weighted average number of shares outstanding. All exchange arrangements contemplated by the Company's 1994 financial restructuring are assumed to have been completed.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and six months ended June 30, 1997 of $0.01 and $0.02 per share, respectively. No impact is expected for the corresponding periods in 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

2.       INVENTORIES

         The composition of inventories at June 30, 1997 was as follows:

             Raw materials                     $   13,672
             Work-in-process                       23,651
             Finished goods                        62,803
             LIFO Reserve                          (2,382)
                                               ----------
                           Total               $   97,744
                                               ==========

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


RESULTS OF OPERATIONS

Three Months ended June 30, 1997 compared to Three Months ended June 30, 1996

         Net sales from continuing operations for the three months ended June 30, 1997 increased $19.1 million, or 16.4%, to $135.2 million, from $116.1 million for the three months ended June 30, 1996. EBITDA for the three months ended June 30, 1997 was $28.4 million, an increase of $2.6 million, or 10.1%, over the three months ended June 30, 1996. Sales of $10.4 million related to GenSet, which was acquired effective February 1, 1997, are included in this quarterly total. Excluding sales related to GenSet, the increase in net sales from continuing operations was 7.5%, or $8.7 million, over the same quarter of 1996. Domestic sales for the quarter were up 5.9% over the same quarter of 1996 while international sales grew by 32.5%. Domestic sales were aided by increased demand in substantially all product lines as well as the introduction of new product categories resulting from the acquisitions of CIGWELD and GenSet. Excluding the effects of GenSet, international sales increased 9.8% during the three months ended June 30, 1997 compared to the three months ended June 30, 1996. International growth was keyed by solid sales increases in Asia and Latin America which were the results of both good economies and strategic growth initiatives started shortly after the acquisition of CIGWELD in early 1996.

         Cost of goods sold as a percentage of sales from continuing operations was 61.1% for the three months ended June 30, 1997, up from 59.3% for the three months ended June 30, 1996. The addition of GenSet increased this percentage due to the somewhat lower average gross margin on its products compared to the average gross margin of the Company's existing businesses.

         Selling, general and administrative expenses were $27.3 million for the quarter ended June 30, 1997 compared to $24.2 million for the quarter ended June 30, 1996, an increase of $3.1 million or 12.8%. The addition of GenSet in February of 1997 and increased spending on international initiatives account for the majority of this increase. As a percentage of sales, selling, general and administrative expenses were 20.2% for the quarter ended June 30, 1997 and 20.8% for the quarter ended June 30, 1996. This decrease is due to the higher sales level as certain costs do not fluctuate with sales.

         Amortization of goodwill decreased $21.8 million in the second quarter of 1997 compared to the second quarter of 1996, as goodwill recorded in connection with the Company's 1994 reorganization became fully amortized in 1996.

         Income tax expense was $4.5 million for the three months ended June 30, 1997 on pre-tax income from continuing operations of $10.1 million compared to income tax expense of $5.1 million for the three months ended June 30, 1996 on a pre-tax loss of $15.6 million. The pre-tax loss in 1996 included $22.2 million of non-deductible goodwill amortization.

Six Months ended June 30, 1997 compared to Six Months ended June 30, 1996

         Net sales from continuing operations for the six months ended June 30, 1997 were $252.9 million, an increase of $34.6 million, or 15.8%, from $218.4 million for the six months ended June 30, 1996. EBITDA was $52.4 million for the first half of 1997 compared to $47.7 million for the same period of the prior year, an increase of $4.7 million, or 9.9%. Included in total sales for the six months ended June 30, 1997 is $16.7 million related to GenSet, which was acquired effective February 1, 1997. Excluding GenSet sales, the increase over the same period of 1996 was 8.2%, or $17.8 million. Domestic sales grew approximately 3.1% the first six months of 1997 compared to 1996. Domestic sales grew solidly in the second quarter as a result of increased demand after the first three months of the year saw fairly modest growth, primarily because of strong sales towards the end of 1996. International sales were up 37.8% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Excluding the effects of the acquisition of GenSet, this increase was 16.9%. Initiatives in the Asian and Latin American markets, together with solidly growing economies, have had a significant positive effect on the Company's results.

         Cost of goods sold as a percentage of sales from continuing operations increased to 60.4% for the first six months of 1997 from 58.9% for the first six months of 1996. This increase is primarily due to the acquisition of GenSet in February 1997 as its average gross margin is lower than the blended gross margin of the Company's other businesses.

         Selling, general and administrative expenses increased $6.2 million, or 13.1%, to $53.6 million for the six months ended June 30, 1997 from $47.4 million for the six months ended June 30, 1996. The acquisition of GenSet together with spending on international initiatives, particularly in Asia, is the primary reason for the increase. As a percentage of sales, selling, general and administrative expenses decreased to 21.2% for the six months ended June 30, 1997 from 21.7% for the six months ended June 30, 1996, as certain costs do not vary with sales.

         Amortization of goodwill was $0.8 million in the first six months of 1997 compared to $44.6 million in the first six months of 1996, a decrease of $43.8 million. Goodwill recorded in connection with the Company's 1994 reorganization became fully amortized in 1996.

         Income tax expense was $7.5 million for the first six months of 1997 on pre-tax income from continuing operations of $17.0 million. The first six months of 1996 reported a pre-tax loss of $33.4 million, including $44.6 million in non-deductible goodwill amortization, and resulted in income tax expense of $7.9 million.

LIQUIDITY AND CAPITAL RESOURCES

      Working Capital and Cash Flows.   Cash provided by operating activities
was $1.4 million for the six months ended June 30, 1997, compared to $0.3 million for the six months ended June 30, 1996. This increase in cash provided by operating activities is the net result of an increase in earnings (adjusted for noncash expenses) in the first half of 1997 over the first half of 1996, of $6.1 million partially offset by a net increase in operating assets and liabilities for the first six months of 1997 compared to the first six months of 1996 of approximately $5.1 million. Net cash used in investing activities was $29.6 million in the first six months of 1997 compared to $31.9 million of cash provided by investing activities in the first six months of 1996. The Company received cash proceeds of $113.8 million from the sale of two businesses in the first half of 1996, with no similar transactions in the first half of 1997. This cash inflow was partially offset by $46.3 million more cash used for acquisitions the first six months of 1996 compared to the same period of 1997. In addition, cash provided in 1997 by other assets increased $8.2 million over the same period in 1996 but was partially offset by an increase in capital expenditures of $2.4 million in 1997. Cash provided by financing activities was $33.1 million in the first six months of 1997 compared to a use of cash of $32.1 million in the first six months of 1996. This change primarily relates to long-term obligations which provided cash of $28.3 million in the first half of 1997 and used cash of $21.4 million in the first half of 1996. The cash provided in 1997 primarily relates to borrowings used to acquire GenSet while the cash used in 1996 results mainly from the repayment of long-term obligations from divestiture proceeds offset partially by borrowings made to acquire CIGWELD. The accounts receivable securitization provided cash of $7.2 million during the first half of 1997 compared to an $8.0 million use of cash over the same time period in 1996. The amount in 1996 included approximately $11.7 million funded to the securitization program resulting from the divestitures. Financing fees used $3.0 million less in cash the first six months of 1997 compared to the same period of 1996.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.

      At the annual meeting of shareholders of the registrant held on April 24, 1997, there were 10,979,172 shares of common stock of the Company issued and outstanding and entitled to be voted, if represented. The following matters were presented to the meeting for a vote and the results of such voting are as follows:

      1)   Election of Directors.

                                      For            Withheld
                                      ---            --------
Fletcher L. Byrom                  7,277,523           8,207
Charles F. Moran                   7,277,631           8,099

      2) Proposal to increase the number of shares of the Company's Common Stock available and reserved for delivery pursuant to the Company's 1996 Employee Stock Option Plan from 300,000 to 800,000.

                                                             Broker
          For             Against             Abstain        Non-Votes
          ---             -------             -------        ---------
        7,212,615          37,625              4,864           30,626

Item 6.  Exhibits and Reports on Form 8-K

      a)   Exhibits
           27  - Financial Data Schedule

      b)   Reports on Form 8-K - None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THERMADYNE HOLDINGS CORPORATION




                                        By:   /s/ Randall E. Curran
                                            -----------------------------------
                                                  Randall E. Curran
                                          Chairman of the Board, President and
                                                Chief Executive Officer
                                             (Principal Executive Officer)



                                        By:   /s/ James H. Tate
                                            -----------------------------------
                                                  James H. Tate
                                             Senior Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                               Accounting Officer)





Date:  August 31, 1997
      ------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
-------    ----------------------

Ex-27      Financial Data Schedule