Form 10-Q
period 1997-09-30
THERMADYNE HOLDINGS CORP /DE
filed 1997-11-13
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997


                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to _______________

                         Commission file number 0-23378

                         Thermadyne Holdings Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                    74-2482571
-------------------------------------------------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

101 S. Hanley, St. Louis, MO                                   63105
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code       314/721-5573

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes   X    No
                                                     -------   --------

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                             Yes   X   No
                                                     -------  ---------

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of October 29, 1997, was 11,103,966.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX




PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets.....................................................................3
         Consolidated Statements of Operations...........................................................4
         Consolidated Statements of Cash Flows...........................................................5
         Notes to Consolidated Financial Statements....................................................6-7

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations................................. 8-11



PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .....................................................12


SIGNATURES .............................................................................................13

                         THERMADYNE HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                 September,    December 31,
                                                                    1997           1996
                                                                    ----           ----
                                                                 (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                   $   2,361    $   1,420
     Accounts receivable, less allowance for
       doubtful accounts of $1,645  and
       $1,649, respectively                                         74,870       54,286
     Inventories                                                   104,793       79,542
     Prepaid expenses and other                                     12,474        9,763
     Net assets of discontinued operations                            --         29,455
                                                                 ---------    ---------
       Total current assets                                        194,498      174,466
Property, plant and equipment, at cost, net                         86,273       75,624
Deferred financing costs, net                                        6,202        7,508
Intangibles, at cost, net                                           36,419       62,645
Deferred income taxes                                               36,334       23,206
Other assets                                                         2,087        9,956
                                                                 ---------    ---------
       Total assets                                              $ 361,813    $ 353,405
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                            $  45,028    $  28,266
     Accrued and other liabilities                                  33,506       29,257
     Accrued interest                                               12,957        6,461
     Income taxes payable                                            6,766        7,948
     Deferred income taxes                                           1,324        1,324
     Current maturities of long-term obligations                     2,398        4,205
                                                                 ---------    ---------
       Total current liabilities                                   101,979       77,461

Long-term obligations, less current maturities                     356,944      417,135
Other long-term liabilities                                         61,849       44,078
Shareholders' equity (deficit):
     Common stock, $.01 par value, 25,000,000
       shares authorized, and 11,103,966 and 11,020,311 shares
       issued and outstanding at September 30, 1997 and
       December 31, 1996, respectively                                 111          110
     Additional paid-in capital                                    144,394      143,237
     Accumulated deficit                                          (298,723)    (333,465)
     Foreign currency translation                                   (4,741)       4,849
                                                                 ---------    ---------
       Total shareholders' deficit                                (158,959)    (185,269)
                                                                 ---------    ---------
       Total liabilities and shareholders' deficit               $ 361,813    $ 353,405
                                                                 =========    =========


          See accompanying notes to consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)





                                                             Three Months        Three Months       Nine Months      Nine Months
                                                                Ended               Ended              Ended            Ended
                                                             September 30,      September 30,      September 30,     September 30,
                                                                 1997               1996                 1997           1996
                                                             -------------      ------------       ------------      ------------

Net Sales                                                     $    131,902      $    110,820       $    384,828      $    329,173
Operating Expenses:
   Cost of goods sold                                               80,895            65,342            233,782           193,856
   Selling, general and administrative expenses                     28,469            24,023             82,047            71,398
   Amortization of goodwill                                            421            19,637              1,183            64,193
   Amortization of other intangibles                                 1,850             1,583              5,167             5,448
   Net periodic postretirement benefits                                585               834              1,755             2,022
                                                              ------------      ------------       ------------      ------------
Operating income (loss)                                             19,682              (599)            60,894            (7,744)
Other expense:
   Interest expense                                                 11,025            11,853             34,532            34,445
   Amortization of deferred financing costs                            376               476              1,214             2,248
   Other, net                                                        1,044              (803)               896             1,110
                                                              ------------      ------------       ------------      ------------
Income (loss) from continuing operations before income
   tax provision and extraordinary item                              7,237           (12,125)            24,252           (45,547)
Income tax provision                                                 3,192             5,028             10,694            12,930
                                                              ------------      ------------       ------------      ------------
Income (loss) from continuing operations before
   extraordinary item                                                4,045           (17,153)            13,558           (58,477)
Discontinued operations:
   Gain (loss) on disposal of discontinued operations, net of
      applicable taxes of $12,623 and $14,732, respectively         18,015              (946)            18,015             8,480
   Gain (loss) from discontinued operations, net of
      income taxes                                                     935            (1,517)             3,173            (4,157)
                                                              ------------      ------------       ------------      ------------

Income (loss) before extraordinary item                             22,995           (19,616)            34,746           (54,154)
Extraordinary item - Loss on early extinguishment of debt,
   net of tax benefit of $2,001                                       --                --                 --              (3,715)
                                                              ------------      ------------       ------------      ------------
Net income (loss)                                             $     22,995      $    (19,616)      $     34,746      $    (57,869)
                                                              ============      ============       ============      ============

Per share amounts:
   Income (loss) from continuing operations                   $       0.35      $      (1.59)      $       1.19      $      (5.44)
   Income (loss) before extraordinary item                            2.02             (1.82)              3.06             (5.04)
   Net income ( loss)                                                 2.02             (1.82)              3.06             (5.38)

Shares used in per share calculations                           11,404,689        10,780,499         11,349,251        10,747,854
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

                         THERMADYNE HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                Nine Months         Nine Months
                                                                    Ended              Ended
                                                             September 30, 1997    September 30, 1996
                                                             ------------------    ------------------
Cash flows provided by (used in) operating activities:

   Net income (loss)                                             $  34,746           $ (57,869)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Net periodic postretirement benefits                            1,755               2,022
     Depreciation                                                    9,172               8,020
     Amortization of goodwill                                        1,183              64,193
     Amortization of other intangibles                               5,167               5,448
     Amortization of deferred financing costs                        1,214               2,248
     Recognition of net operating loss carryforwards                 1,757               1,757
     Deferred income taxes                                          (1,757)               --
     Net gain on sale of discontinued operations                   (18,015)             (8,481)
     Extraordinary item                                               --                 3,715
     Noncash charges for discontinued operations                     1,621               9,222
Changes in operating assets and liabilities:
     Accounts receivable                                           (15,910)            (10,203)
     Inventories                                                   (15,252)            (13,721)
     Prepaid expenses and other                                     (2,757)             (1,172)
     Accounts payable                                                9,679               2,703
     Accrued and other liabilities                                  (4,449)             (5,684)
     Accrued interest                                                6,872               8,066
     Income taxes payable                                           (1,427)              1,130
     Other long-term liabilities                                    (1,829)             (2,551)
     Discontinued operations                                           285                (107)
                                                                 ---------           ---------
     Total adjustments                                             (22,691)             66,605
                                                                 ---------           ---------
         Net cash provided by operating activities                  12,055               8,736
                                                                 ---------           ---------
Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                     (11,912)             (7,747)
     Change in other assets                                          5,512              (3,276)
     Acquisitions, net of cash                                     (35,255)            (74,011)
     Proceeds from sale of discontinued operations                  88,543             112,359
     Investing activities of discontinued operations                (1,680)             (2,690)
                                                                 ---------           ---------
       Net cash provided by investing activities                    45,208              24,635
                                                                 ---------           ---------
Cash flows provided by (used in)  financing activities:
     Change in long-term receivables                                   150                 153
     Repayment of long-term obligations                           (108,571)           (133,068)
     Borrowing of long-term obligations                             49,464             112,710
     Issuance of common stock                                        1,157               2,014
     Change in accounts receivable securitization                    5,473              (7,470)
     Financing activities of discontinued operations                (2,808)             (1,311)
     Financing fees                                                   --                (3,855)
     Other                                                          (1,187)                717
                                                                 ---------           ---------
       Net cash used in financing activities                       (56,322)            (30,110)
                                                                 ---------           ---------
Net increase in cash and cash equivalents                              941               3,261
Cash and cash equivalents at beginning of period                     1,420               1,838
                                                                 ---------           ---------
Cash and cash equivalents at end of period                       $   2,361           $   5,099
                                                                 =========           =========

          See accompanying notes to consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements reflect all material adjustments (only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

         STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents. Interest and taxes paid were as follows:


                Nine Months               Nine Months
                   Ended                     Ended
              September 30, 1997      September 30, 1996
              ------------------      ------------------


Interest            $30,612                $28,773
Taxes                11,682                 11,440

         EARNINGS (LOSS) PER SHARE


         Per share amounts for the three and nine months ended September 30, 1997 are based on the weighted average number of common and common equivalent shares outstanding. Per share amounts for the three and nine months ended September 30, 1996 are based on the weighted average number of shares outstanding. All exchange arrangements contemplated by the Company's 1994 financial restructuring are assumed to have been completed.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and nine months ended September 30, 1997 of $0.05 and $0.08 per share, respectively. No impact is expected for the corresponding periods in 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

2.       INVENTORIES

         The composition of inventories at September 30, 1997 was as follows:

              Raw materials           $ 14,885
              Work-in-process           24,777
              Finished goods            68,073
              LIFO Reserve              (2,942)
                                       -------
                            Total     $104,793


3.       DISCONTINUED OPERATIONS

         On September 30, 1997, the Company completed the sale of its Wear Resistance business for $96,000 consisting of $88,453 in cash and $7,547 in assumed liabilities. The Company realized a net gain of $18,015, net of applicable taxes of $12,623. Wear Resistance reported net sales of $76,163 for the nine months ended September 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Included in the following discussions are comparisons of earnings before interest, taxes, depreciation, amortization and extraordinary items ("EBITDA"). The Company believes that EBITDA is a useful supplement to net earnings (loss) and other consolidated income statement data in understanding cash flows generated from operations that is available for taxes, debt service and capital expenditures, but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). EBITDA is also one of the financial measures by which the Company's covenants are calculated under its debt agreements.


RESULTS OF OPERATIONS

Three Months ended September 30, 1997 compared to Three Months ended September 30, 1996

Net sales from continuing operations for the three months ended September 30, 1997 were $131.9 million, up $21.1 million, or 19.0%, over net sales from continuing operations for the three months ended September 30, 1996 of $110.8 million. EBITDA increased $1.5 million, or 6.3% in the third quarter of 1997 compared to the same quarter of 1996. GenSet sales of $7.7 million are included in the 1997 quarterly net sales total. Excluding sales related to GenSet, which was acquired effective February 1, 1997, net sales from continuing operations increased $13.4 million, or 12.1%, over the quarter ended September 30, 1996. Domestic sales for the third quarter of 1997 were up 14.7% over the third quarter of 1996. New product launches, increased sales in acquired product lines and more volume through alternate distribution channels all contributed to the increase. International sales, excluding the effects of GenSet, grew 8.5% compared to the third quarter of 1996. The focus on initiatives begun in the Asian and Latin American markets continues to produce positive results, although less than favorable exchange rates in some of the Asian markets have somewhat tempered the growth rates experienced earlier in the year.

Cost of goods sold as a percentage of sales from continuing operations was 61.3% for the quarter ended September 30, 1997, compared to 59.0% for the same quarter of the prior year. GenSet products have a somewhat lower average gross margin when compared to the Company's other businesses' blended margin, and results in this increased cost of goods sold percentage.

Selling, general and administrative expenses were up 18.5%, or $4.5 million, to $28.5 million for the three months ended September 30, 1997 compared to $24.0 million for the three months ended September 30, 1996. Investments in the form of human resources, infrastructure and business development related to the initiatives in Asia and Latin America, together with the additional expenses resulting from the GenSet acquisition in February 1997, are the reasons for this increase. As a percentage of sales, selling, general and administrative expenses were 21.6% and

21.7% for the three months ended September 30, 1997 and 1996, respectively. Increased sales volume lowered the percentage as certain costs are fixed and do not vary with sales volume.

Amortization of goodwill decreased $19.2 million during the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996, as goodwill recorded in connection with the Company's 1994 reorganization became fully amortized in 1996.

Income tax expense for the third quarter of 1997 was $3.2 million on pre-tax income from continuing operations of $7.2 million. Income tax expense for the third quarter of 1996 was $5.0 million on a pre-tax loss from continuing operations of $12.1 million, which included $18.4 million of non-deductible goodwill amortization.

Nine Months ended September 30, 1997 compared to Nine Months ended September 30, 1996

Net sales from continuing operations for the nine months ended September 30, 1997 increased $55.7 million, or 16.9%, to $384.8 million from $329.2 million for the nine months ended September 30, 1996. EBITDA for the first nine months of 1997 was $78.2 million, an increase of $6.3 million, or 8.7%, over $71.9 million for the first nine months of 1996. Net sales for the nine months ended September 30, 1997 include $24.4 million related to GenSet, which was acquired effective February 1, 1997. Excluding GenSet sales, net sales from continuing operations increased 9.5%, or $31.3 million, in the first nine months of 1997 compared to the same period of the prior year. Domestically, sales increased 7.3% year-to-date over 1996. Recently acquired product lines continue to gain acceptance in the domestic market, new product introductions have been well received and the domestic cutting and welding market has gained momentum in the second half of 1997. International sales, excluding GenSet, were up 12.9% for the nine months ended September 30, 1997 over the same period of 1996. Initiatives implemented in conjunction with the acquisitions of CIGWELD in early 1996 and GenSet in early 1997 have resulted in broader market penetration and increased sales in the fast-growing markets of Latin America and Asia.

Cost of goods sold as a percentage of sales from continuing operations increased from 58.9% for the first nine months of 1996 to 60.7% for the first nine months of 1997. The acquisition of GenSet in February 1997 caused the increase in this percentage as its average gross margin is lower than the blended gross margin of the Company's existing businesses.

Selling, general and administrative expenses were $82.0 million for the nine months ended September 30, 1997 compared to $71.4 million for the nine months ended September 30, 1996, an increase of $10.6 million, or 14.9%. The primary reasons for this increase are the acquisition of GenSet and spending on international initiatives in Asia and Latin America. As a percentage of sales, selling, general and administrative expenses decreased from 21.7% for the nine months ended September 30, 1996 to 21.3% for the nine months ended September 30, 1997. This decrease was expected as certain costs are fixed and others vary with sales volume.

Amortization of goodwill decreased $63.0 million from $64.2 million for the nine months ended September 30, 1996 to $1.2 million for the nine months ended September 30, 1997. Goodwill amortization in the 1997 financial statements relates to acquisitions that have taken place since the Company's reorganization in 1994. In 1996, goodwill recorded in connection with the reorganization became fully amortized.

Income tax expense was $10.7 million and $12.9 million for the nine months ended September 30, 1997 and 1996, respectively. Pre-tax income from continuing operations was $24.3 million in the first nine months of 1997 compared to a pre-tax loss of $45.5 million in the first nine months of 1996. The nine month 1996 pre-tax loss included $64.2 million of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital and Cash Flows. Cash provided by operating activities was $12.1 million for the nine months ended September 30, 1997 compared to $8.7 million for the nine months ended September 30, 1996. This increase in cash provided by operating activities is the result of an increase in earnings (adjusted for noncash expenses) of $6.6 million in the first nine months of 1997 compared to the first nine months of 1996 partially offset by a net increase in operating assets and liabilities of $3.2 million in a comparison of the same two periods. Net cash provided by investing activities increased $20.6 million to $45.2 million in the nine months ended September 30, 1997 compared to $24.6 million in the nine months ended September 30, 1996. Cash used for acquisitions was $38.8 million less in the first nine months of 1997 compared to the first nine months of 1996, and other assets provided $8.8 million more in cash thus far in 1997 compared to 1996. The two amounts were partially offset by an increase in capital expenditures of $4.2 million and a decrease in cash proceeds from the sale of discontinued operations of $23.8 million in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Cash used in financing activities increased $26.2 million in the first nine months of 1997 to $56.3 million from $30.1 million in the first nine months of 1996. The biggest factor in this increase was the net change in long-term obligations which resulted in a net repayment of $59.1 million in the first nine months of 1997 compared to a net repayment of $20.4 million in the first nine months of 1996. Cash proceeds from the sale of discontinued operations were partially offset by borrowings used to acquire GenSet and the welding division of Prestolite Power Corporation in 1997, and in 1996 divestiture proceeds were partially offset by funds borrowed to acquire CIGWELD. The accounts receivable securitization has provided cash of $5.5 million thus far in 1997 compared to using cash of $7.5 million in the first nine months of 1996. This fluctuation is largely the result of cash used to fund the securitization program as a result of the divestitures which totaled approximately $11.7 million in 1996 and $2.3 million in 1997. Financing fees have used no cash to date in 1997, but used $3.9 million in the first nine months of 1996.

         Liquidity. In the first nine months of 1997 the Company reduced its long-term obligations $69.5 million, which includes $7.5 million related to discontinued operations. At September 30, 1997, the balance outstanding on the Company's revolving credit facility was $41.3 million, and there was approximately $10.1 million in standby letters of credit. This results in available borrowing capacity of approximately $198.6 million as of September 30, 1997. The major uses of cash in the remainder of 1997 are expected to be for debt service requirements, capital expenditures and tax payments. Management believes that cash from operating activities, together with available borrowings under its revolving credit facility, if necessary, will be sufficient to permit the Company to meet these financial obligations.

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







Date: November 13, 1997

                              INDEX TO EXHIBITS




EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

27                                      Financial Data Schedule