Form 10-K
period 1997-12-31
THERMADYNE HOLDINGS CORP /DE
filed 1998-02-20
CIK 850660

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

   [ ]
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 0-23378

                       THERMADYNE HOLDINGS CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                          74-2482571
       (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)          Identification No.)
           101 S. HANLEY, SUITE 300
             ST. LOUIS, MISSOURI                       63105
  (Address of Principal Executive Offices)           (Zip Code)

      Registrant's telephone number, including area code: (314) 721-5573

         Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:

                                TITLE OF CLASS

                   Common Stock, par value $0.01 per share

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $118.8 million based on the closing sales price of the Common Stock, $0.01 par value, on February 18, 1998.

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,155,235 shares of Common Stock, $0.01 par value, outstanding at February 2, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE:


                                      NONE

                                    PART I

ITEM 1. BUSINESS.

   Thermadyne Holdings Corporation, a Delaware corporation ("Themadyne" or the "Company"), is a leading global manufacturer of cutting and welding products and accessories. The Company manufactures a broad range of gas (oxy-fuel) and electric arc cutting and welding products that are ultimately sold to end-user customers principally engaged in the aerospace, automotive, construction, metal fabrication, mining, mill and foundry, petroleum and shipbuilding industries.

   On January 20, 1998, the Company entered into a definitive merger agreement with Mercury Acquisition Corporation, an affilate of DLJ Merchant Banking Partners II, L.P. For a description of the definitive merger agreement and the transactions contemplated thereby, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

PRINCIPAL PRODUCTS

   The Company manufactures a broad range of both gas (oxy-fuel) and arc cutting and welding equipment (including a line of advanced plasma arc cutting systems and oxy-fuel apparatus), accessories and consumables, including repair parts. Over 40% of the Company's 1997 net sales were derived from the sale of consumables and repair parts. Gas cutting and welding torches burn a mixture of oxygen and fuel gas, typically acetylene. Arc cutting and welding systems are powered by electricity. The major arc cutting and welding systems are plasma, stick, metal inert gas ("MIG") and tungsten inert gas ("TIG"). Arc technology is more sophisticated than gas technology and can be used on more types of metals. In addition, arc equipment produces less distortion in the surrounding metal and it cuts and welds faster, reducing labor costs. However, gas technology is more portable and generally less expensive than arc technology and therefore remains important in many industries.

   The Company conducts its operations through the following subsidiaries:

   THERMAL DYNAMICS -- PLASMA ARC CUTTING PRODUCTS. Thermal Dynamics Corporation ("Thermal Dynamics"), located in West Lebanon, New Hampshire and founded in 1957, developed many of the early plasma cutting systems and maintains its position as a leading manufacturer of plasma cutting systems and replacement parts. Thermal Dynamics' product line ranges from a portable 20 amp unit to large 1000 amp units. Thermal Dynamics' end-users are engaged primarily in fabrication and repair of sheet metal and plate products found in fabricated structural steel and non-ferrous metals, automotive products, appliances, sheet metal, HVAC, general fabrication, shipbuilding and general maintenance.

   Advantages of the plasma cutting process over other methods include faster cutting speeds, the ability to cut ferrous and non-ferrous alloys and minimum heat distortion on the material being cut. Plasma cutting also permits metal cutting using only compressed air and electricity.

   TWECO -- ELECTRIC ARC PRODUCTS AND ARC GOUGING SYSTEMS. Tweco Products, Inc. ("Tweco"), located in Wichita, Kansas and founded in 1936, manufactures a line of arc welding replacement parts and accessories, including electrode holders, ground clamps, cable connectors, terminal connectors and lugs and cable splicers, and a variety of automatic and semi-automatic welding guns and cable assemblies utilized in the arc welding process. Tweco also manufactures manual stick electrode holders, ground clamps and accessories. Manual stick welding is one of the oldest forms of welding and is used primarily by smaller welding shops which perform general repair, maintenance and fabrication work. Tweco's end-users are primarily engaged in the manufacture or repair and maintenance of transportation equipment, including automobiles, trucks, aircraft, trains and ships; the manufacture of a broad range of machinery; and the production of fabricated metal products, including structural metal, hand tools and general hardware.

   Tweco is a leading domestic manufacturer of MIG welding guns. The MIG process is an arc welding process utilized in the fabrication of steel, aluminum, stainless steel and other metal products and structures. In the MIG process, a small diameter consumable electrode wire is continuously fed into the arc. The welding arc area is protected from the atmosphere by a "shielding" gas. The welding guns and cable assemblies manufactured by Tweco carry the continuous wire electrode, welding current and shielding gas to the welding arc. Tweco manufactures a related line of robotic welding accessory products. This new accessory line includes, but is not limited to, a robotic torch with patented consumables, a robotic deflection mount, a robotic cleaning station, robotic arms and an anti-splatter misting system.

   Through its Arcair product line, Tweco manufactures equipment and related consumable materials for "gouging," a technique that liquefies metal in a narrow groove and then removes it using compressed air. Gouging products are often used in joint preparation prior to a welding process. Numerous other applications exist for these gouging systems, such as removal of defective welds, removal of trim in foundries and repair of track, switches and freight cars in the railroad industry. Arcair also manufactures a line of underwater welding and gouging equipment.

   In addition to gouging products, Arcair produces a patented exothermic cutting system, SLICE(Registered Trademark). This system generates temperatures in excess of 7000|SDF and can quickly cut through steel, concrete and other materials. SLICE(Registered Trademark) has many applications, including opening clogged steel furnaces and providing rapid entry in fire and rescue operations. Arcair has developed an underwater version of the SLICE(Registered Trademark) cutting system for use in the marine repair and salvage industry.

   Arcair also manufactures TIG torches and accessories. The TIG process can be used to fuse metals of almost all alloys and in thicknesses down to foil size. TIG welding is used for pressure vessels, such as tanks, valves and pipes and is relied on heavily in welding nuclear components. Fabrications involving aluminum, magnesium and other specialty metals for use in aircraft, ships and weapon systems also utilize the TIG process.

   Arcair provides a complete line of chemicals used in the welding industry. Chemicals are used for weld cleaning and as agents to reduce splatter adherence on the metal being welded. Chemicals are also used to reduce splatter adherence in welding nozzles in MIG applications.

   VICTOR -- OXY-FUEL GAS PRODUCTS. Victor Equipment Company ("Victor") has plants in Abilene and Denton, Texas and Gallman, Mississippi and was founded in 1913. Victor is a leading domestic manufacturer of gas operated cutting and welding torches and gas and flow pressure regulation equipment. Victor's torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end-users in the process control, electronics and other industries. Victor also manufactures a wide range of medical regulation equipment serving the oxygen therapy market, including home health care and hospitals.

   The torches produced by Victor are commonly referred to as oxy-fuel torches. These torches combine a mixture of oxygen and a fuel gas, typically acetylene, to produce a high temperature flame. These torches are designed for maximum durability, repair ability and performance utilizing patented built-in reverse flow check valves and flash arresters in several models. Victor also manufactures lighter-duty hand-held heating, soldering and brazing torches. Pressure regulators, which are basically diaphragm valves, serve a broad range of industrial and specialty gas process control operations.

   The principal uses of the Victor torch are cutting steel in metal fabricating applications such as shipbuilding, construction of oil refineries, power plants and manufacturing facilities, and welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities.

Victor sells its lighter-duty products to end-user customers principally engaged in the plumbing, refrigeration and heating, ventilation and air conditioning industries. The relative low cost, mobility and ease of use of Victor torches makes them suitable for a wide variety of uses.

   CIGWELD -- ELECTRIC ARC PRODUCTS, OXY-FUEL PRODUCTS, FILLER METALS, GAS CONTROL PRODUCTS AND SAFETY PRODUCTS. The business now known as Cigweld, located in Melbourne, Australia and founded in 1922, is the leading Australian manufacturer of gas equipment and welding products.

   Cigweld manufactures arc equipment welding products for both the automatic arc and manual arc welding markets. The Cigweld range of automatic welding equipment includes packages specifically designed for particular market segments. End users of this product range include the rural market and the vehicle repair, metal fabrication, ship building, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

   Cigweld manufactures a range of consumable products (filler metals) for manual and automatic arc and gas welding. The range of manual arc electrodes includes over 50 individual electrodes for different applications. Cigweld markets its manual arc electrodes under such brand names as Satincraft, Weldcraft, Ferrocraft(Registered Trademark), Alloycraft(Registered Trademark), Satincrome, Cobalarc(Registered Trademark), Castcraft and Weldall(Registered Trademark).

   For automatic and semi-automatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, principally under the Autocraft(Registered Trademark), Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc(Registered Trademark) brand names. For gas and TIG welding, Cigweld manufactures and supplies approximately 40 individual types of wires and solders for use in different applications. Cigweld's filler metals are manufactured to standards appropriate for their intended use, with the majority of products approved by agencies, such as Lloyd's Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

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

   Cigweld also manufactures a range of gas control equipment including specialty regulators (for use with different gases, including oxygen, acetylene, liquified petroleum gas, argon, carbon dioxide, nitrogen, air, helium, hydrogen, carbon monoxide, ethylene, ethane and nitrous oxide), manifold systems, cylinder valves and spares and natural gas regulators. Cigweld's gas control items are primarily sold to gas companies.

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

   C&G SYSTEMS -- CUTTING TABLES. C&G Systems Inc. ("C&G"), located in Itasca, Illinois and founded in 1968, manufactures a line of mechanized cutting tables for fabricating sheet metal and metal plate. The machines utilize either oxy-fuel or plasma cutting torches produced by other divisions of the Company.

C&G has a wide range of cutting tables from the relatively inexpensive cantilever type used in general fabrication and job shops to the large precision gantry type found in steel service centers and specialty cutting applications. These metal cutting tables can be used in virtually any metal fabrication plant.

   STOODY -- HARDFACING PRODUCTS. Stoody Company ("Stoody"), located in Bowling Green, Kentucky and with operations founded in 1921, is a recognized world leader in the development and manufacture of hardfacing welding wires, electrodes and rods. While Stoody's primary product line is iron-based welding wires, Stoody also participates in the markets for cobalt-based and nickel-based electrodes, rods and wires, which are essentially protective overlays, deposited on softer base materials by various welding processes. This procedure, referred to as "hardfacing" or "surface treatment," adds a more resistant surface, thereby increasing the component's useful life. Lower initial costs, the ability to treat large parts, and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear resistant components. A variety of products have been developed for hardfacing applications in industries utilizing earth moving equipment, agricultural tools, crushing components, and steel mill rolls, and in virtually all applications where metal is exposed to external wear factors.

   THERMAL ARC -- ARC WELDERS, PLASMA WELDERS AND WIRE FEEDERS. In 1997, the inverter and plasma arc welder business of Thermal Dynamics and the welding division of Prestolite Power Corporation ("Arcsys"), were combined to form Thermal Arc, Inc. ("Thermal Arc"). The combined operation is located in Troy, Ohio and produces a full line of inverter and transformer-based electric arc welders, plasma welders, engine driven welders and wire feeders. Thermal Arc products compete in the marketplace for construction, industrial and automated applications, and serve a large and diverse user base.

   The inverter arc welding power machines use high frequency power transistors to provide welding machines that are extremely portable and power efficient when compared to conventional welding power sources. Plasma welding dramatically improves productivity for the end-user. Additionally, conventional transformer-based machines provide a cost-effective alternative for markets where low cost and simplicity of maintenance are a high priority.

   GENSET -- ENGINE-DRIVEN WELDERS AND GENERATORS. GenSet S.p.A. ("GenSet"), which was acquired by the Company in January 1997 and is located in Pavia, Italy, commenced operations in 1976 with the production of small generating sets. In 1976, it developed its first engine-driven welder and, in 1977, obtained its first patent for the synchronous alternator designed for welding purposes. It now offers a full range of technologically advanced generators and engine-driven welders that are sold throughout the world. These products are used both where main power is not available and for stand-by power where continuous power supply is a key requirement.

   WOODLAND CRYOGENICS -- CRYOGENIC PUMPS, AMBIENT AND ELECTRIC VAPORIZERS AND AUTOMATIC CYLINDER FILLING SYSTEMS. The operations of Woodland Cryogenics, Inc. ("Woodland"), which was acquired by the Company in November 1997, with manufacturing facilities in Philadelphia, Pennsylvania and founded in 1986, is a leading manufacturer, distributor and installer of cryogenic and high pressure gas fill plants, vaporizers and pumps. Woodland's products are used to control, mix and package both cryogenic and high pressure gases into containment vessels such as gas cylinders.

   The principal uses of Woodland products are for the filling of cryogenic and high pressure gases for applications in industrial, medical and specialty gas markets served by gas distributors and producers. Woodland has developed computerized filling equipment to maximize productivity while also offering conventional or manual filling equipment.

INTERNATIONAL BUSINESS

   The Company had aggregate international sales from continuing operations of approximately $220.2 million, $171.6 million and $67.5 million for the fiscal years ended December 31, 1997, 1996 and 1995, respectively, or approximately 42%, 39% and 21%, respectively, of net sales in each such period. The Company's international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. The Company's international sales consist of (a) export sales of Thermadyne products manufactured at domestic manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through overseas field representatives of Thermadyne International Corporation ("Thermadyne International"), a subsidiary of Thermadyne, and (b) sales of Thermadyne products manufactured at international manufacturing facilities, sold by Thermadyne's foreign subsidiaries. For further information concerning the international operations of the Company, see the notes to the Consolidated Financial Statements of the Company included elsewhere herein.

   Thermadyne International was formed in 1980 to coordinate Thermadyne's efforts to increase international sales and sells cutting and welding products through independent distributors in more than 80 countries. In support of this effort, the Company operates distribution centers in Canada, Australia, Italy, Mexico, Japan, Singapore, Brazil, the Philippines, Indonesia and the United Kingdom and employs sales people located in 23 additional countries.

COMPETITION

   The Company competes principally with a number of domestic manufacturers of cutting and welding products, the majority of which compete only in limited segments of the overall market. Management believes that competition is based primarily on product quality and brand name, breadth and depth of product lines, effectiveness of distribution channels, a knowledgeable sales force capable of solving customer application problems, price and quality of customer service. To date, the Company has experienced little direct foreign competition in its U.S. markets due to the relatively limited size of such markets, the inability of foreign manufacturers to establish effective distribution channels and the relatively non-labor intensive nature of the cutting and welding product manufacturing process. The Company also competes in certain international markets in which it faces substantial competition from foreign manufacturers of cutting and welding products.

DISTRIBUTION

   The Company's cutting and welding products are distributed through a domestic network of approximately 1,100 independent welding products distributors with over 2,800 locations who carry one or more of its product lines. Relationships with the distributors are maintained by a separate sales force for each of the Company's principal product lines. In addition, a team of 11 area business managers exists to support the sale of all of the Company's product lines to its key distributors. The Company's products are distributed internationally through a direct sales force and independent distributors.

RAW MATERIALS

   The Company has not experienced any difficulties in obtaining raw materials for its operations because its principal raw materials, copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by the Company. Certain of the raw materials used in hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions which could affect pricing and disrupt supply. Although the Company has historically been able to obtain adequate supplies of these materials at acceptable prices and has been able to recover the costs of any increases in the price of raw materials in the form of higher unit sales prices, restrictions in supply or significant fluctuations in the prices of cobalt, chromium and other raw materials could adversely affect the Company's business.

   The Company also purchases certain products which it either uses in its manufacturing processes or resells. These products include, but are not limited to, electronic components, circuit boards, semi-conductors, motors, engines, pressure gauges, springs, switches, lenses and chemicals. The Company believes its sources of such products are adequate to meet foreseeable demand.

RESEARCH AND DEVELOPMENT

   The Company has research and development groups for each of its product lines that primarily conduct process and product development to meet market needs. As of December 31, 1997, the Company employed approximately 125 persons in its research and development groups, most of which are engineers.

EMPLOYEES

   As of December 31, 1997, the Company employed 3,563 people, of which approximately 637 were engaged in sales and marketing activities, 225 were engaged in administrative activities, 2,584 were engaged in manufacturing activities and 117 were engaged in engineering activities. Labor unions represent none of the Company's work force in the United States and virtually all of the manufacturing employees in its foreign operations. The Company believes that its employee relations are good. The Company has not experienced any significant work stoppages.

PATENTS, LICENSES AND TRADEMARKS

   The Company's products are sold under a variety of trademarks and trade names. The Company owns trademark registrations or has filed trademark applications for all trademarks and has registered all trade names that the Company believes are material to the operation of its businesses. The Company also owns various patents and from time to time acquires licenses from owners of patents to apply such patents to its operations. The Company does not believe any single patent or license is material to the operation of its businesses taken as a whole.

EXECUTIVE OFFICERS

   Information regarding executive officers is included in "Item 10. Directors and Executive Officers of the Registrant" of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

   The Company operates 12 manufacturing facilities in the United States, Italy, the Philippines and Australia. All domestic manufacturing facilities, leases and leasehold interests are encumbered by liens securing the Company's obligations under its senior credit facility. In addition, the Company's manufacturing facilities in Melborne, Australia, and Cebu, Philippines, secure the Company's obligations under its Australian senior bank facility. The Company considers its plants and equipment to be modern and well-maintained and believes its plants have sufficient capacity to meet future anticipated expansion needs.

   The Company leases and maintains a 43,600 square foot facility located in St. Louis, Missouri, which houses the executive offices of the Company and its operating subsidiaries, as well as all centralized services.

   The following table describes the location and general character of the Company's principal properties:

               SUBSIDIARY/                               BUILDING SPACE/
           LOCATION OF FACILITY                        NUMBER OF BUILDINGS                 PROPERTY SIZE
----------------------------------------  --------------------------------------------- -----------------
Thermal Dynamics/West Lebanon, New
 Hampshire .............................. 187,000 sq. ft.                                    8.0 acres
                                          5 buildings (office, manufacturing, sales
                                          training, future expansion)
Tweco/Wichita, Kansas ................... 220,816 sq. ft.                                   21.7 acres
                                          3 buildings (office, manufacturing, storage
                                          space)
Victor/Denton, Texas .................... 222,403 sq. ft.                                   30.0 acres
                                          4 buildings (office, manufacturing, storage,
                                          sales training center)
Victor/Abilene, Texas ................... 123,740 sq. ft.                                   32.0 acres
                                          1 building (office and manufacturing)
Thermadyne Canada/Oakville, Ontario,
 Canada ................................. 57,000 sq. ft.                                     8.3 acres
                                          1 building (office and warehouse)
Modern Engineering Company/ Gallman,
 Mississippi ............................ 60,000 sq. ft.                                    60.0 acres
                                          1 building (office and manufacturing)
Thermadyne Australia/Melbourne,
 Australia .............................. 588,000 sq. ft.                                   32.4 acres
                                          8 buildings (office, manufacturing,
                                          storage, research)
Thermadyne Australia/Cebu,
 Philippines ............................ 34,600 sq. ft.                                     1.2 acres
                                          1 building (office and manufacturing)
                                          38,000 sq. ft.
C&G/Itasca, Illinois .................... 38,000 sq. ft.                                     2.0 acres
                                          1 building (office, manufacturing,
                                          future expansion)
Stoody/Bowling Green, Kentucky .......... 185,000 sq. ft.                                   37.0 acres
                                          1 building (office and manufacturing)
GenSet/Pavia, Italy ..................... 193,000 sq. ft.                                    7.9 acres
                                          2 buildings (office, manufacturing,
                                          warehouse)
Thermal Arc/Troy, Ohio .................. 120,000 sq. ft.                                    6.5 acres
                                          1 building (office, manufacturing, warehouse,
                                          sales training)
Woodland/Philadelphia,
 Pennsylvania ........................... 25,537 sq. ft.                                     3.4 acres
                                          1 building (office and manufacturing)

   All of the above facilities are leased, except for the facilities located in Melbourne, Cebu, Pavia and Gallman, which are owned. The Company also has additional assembly and warehouse facilities in Canada, the United Kingdom, Italy, Japan, Singapore, Mexico, the Philippines, Indonesia, Brazil and Australia.

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

   The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes. The Company is currently not aware of any citations or claims filed against it by any local, state, federal and foreign governmental agencies which, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

   The Company may be required to incur costs relating to remediation of properties, including properties at which the Company disposes waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. The Company is aware of environmental conditions at certain properties which it now or previously owned or leased which are undergoing remediation. The Company does not believe that the cost of such remediation will have a material adverse effect on the Company's business, financial condition or results of operations.

   Certain environmental laws, including but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act and the equivalent state Superfund laws, provide for strict, joint and several liability for investigation and remediation of spills or other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by the Company or by its predecessors or previously owned business entities, as well as to conditions at properties at which wastes or other contamination attributable to the Company or its predecessors or previously owned business entities come to be located. The Company has in the past and may in the future be named a PRP at off-site disposal sites to which it has sent waste. The Company does not believe that the ultimate cost relating to the Superfund sites will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the shareholders during the fourth quarter of 1997.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

   The common stock, par value $0.01 per share ("Common Stock"), of the Company is listed and traded on The Nasdaq Stock Market ("NASDAQ") under the symbol "TDHC." The following table shows, for the periods indicated, the high and low sale prices of a share of the Common Stock as reported by published financial sources.

                  HIGH      LOW
                 ------    -----
1996
 First Quarter... $ 19 1/4 $ 16 1/8
 Second Quarter..   25       18 5/8
 Third Quarter...   22 1/4   20 3/8
 Fourth Quarter..   28 1/2   19

1997
 First Quarter... $ 28 1/4 $ 24 3/8
 Second Quarter..   31 7/8   25 1/2
 Third Quarter...   31 1/2   27 5/8
 Fourth Quarter..   30 1/2   27 3/4

   As of February 2, 1998, there were approximately 1,550 holders of record of Common Stock.

   The Company has historically not paid any cash dividends on Common Stock and it does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's debt agreements contain certain covenants restricting the payment of dividends on, or repurchases of, Common Stock. In addition, the definitive merger agreement entered into by the Company on January 20, 1998 provides that until the effective time of the merger contemplated thereby, the Company will not declare, set aside or pay any dividend or other distribution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

ITEM 6. SELECTED FINANCIAL DATA.

   The selected financial data for and as of each of the years in the five-year period ended December 31, 1997 set forth below have been derived from the audited Consolidated Financial Statements of the Company and its predecessor.

                                                        PREDECESSOR                   COMPANY
                                                      -------------- ----------------------------------------
                                                       FISCAL YEAR
                                                     ENDED DECEMBER      FISCAL YEARS ENDED DECEMBER 31,
                                                            31,      ----------------------------------------
                                                           1993       1994(1)   1995(2)    1996(2)     1997
                                                      -------------- --------  --------- ---------  ---------
                                                           (IN MILLIONS, EXCEPT PER SHARE AND RATIO DATA)
OPERATING RESULTS DATA(3):
 Net sales ..........................................     $ 248.3      $258.1   $ 316.8    $ 439.7   $ 520.4
 Cost of goods sold .................................       132.2       141.1     176.0      259.8     320.1
 Selling, general and administrative expenses  ......        57.8        60.0      74.7       95.9     110.7
 Amortization of goodwill(4) ........................         4.5        83.9      92.9       83.0       1.6
 Amortization of intangibles(5) .....................         8.7        10.7      48.4       12.4       6.8
 Net periodic postretirement benefits ...............         3.6         2.1       2.1        2.7       2.8
                                                      -------------- --------  --------- ---------  ---------
 Operating income (loss) ............................        41.5       (39.7)    (77.3)     (14.1)     78.5
 Interest expense ...................................        66.9        39.1      41.3       45.7      45.3
 Other expense, net(6) ..............................        27.4         2.0       4.8        3.7       4.7
 Income (loss) from continuing operations available
  to common..........................................       (53.4)      (85.1)   (131.8)     (62.9)     15.1
 Income (loss) per share from continuing
  operations(7):
  Basic .............................................          --       (8.51)   (12.97)     (5.83)     1.36
  Diluted ...........................................          --       (8.51)   (12.97)     (5.83)     1.33
CONSOLIDATED BALANCE SHEET DATA:
 Working capital(8) .................................     $  65.8      $ 81.5   $  52.3    $  67.6   $  88.5
 Total assets .......................................       517.5       627.8     416.4      353.4     354.5
 Total debt(9) ......................................       693.3       497.7     456.5      421.3     358.1
 Total stockholders' equity (deficit) ...............      (307.9)       20.6    (132.2)    (185.3)   (162.8)
CONSOLIDATED CASH FLOW DATA:
 Net cash provided by operating activities  .........     $  36.6      $  5.4   $  31.2    $  21.5   $  15.0
 Net cash provided by (used in) investing activities         (7.3)       (1.0)    (15.7)      18.7      36.8
 Net cash (used in) financing activities ............       (22.1)       (5.8)    (20.9)     (40.6)    (51.7)

OTHER DATA:
 EBITDA(10) .........................................     $  63.8      $ 62.7   $  74.6    $  95.7   $ 102.1
 Depreciation........................................         5.6         5.7       8.5       11.7      12.5
 Capital expenditures ...............................         5.0         8.0       7.2       11.4      16.3

------------
(1) Represents the eleven-month period from February 1, 1994, the effective date of the Company's comprehensive financial restructuring under chapter 11 of the United States Bankruptcy Code (the "Restructuring"), through December 31, 1994.
(2) In 1996 the Company announced plans to sell, and in 1997 consummated the sale of, its wear resistance business and in late 1995 announced its plans to sell, and in 1996 consummated the sale of, its gas containment and floor maintenance businesses. These businesses are accounted for as discontinued operations in the Company's Consolidated Financial Statements.
(3)    Certain totals may not add due to rounding.

(4) In conjunction with the Restructuring, the Company's assets and liabilities were revalued at the effective date thereof. The assets and liabilities were stated at their reorganization value. The portion of the reorganization value not attributable to specific assets was amortized over a three year period.
(5) Includes $33.0 million in 1995 related to the writedown of intangible assets in accordance with Financial Accounting Standards Board Statement No. 121.
(6) During 1993, nonrecurring charges of $18.9 million were recorded resulting from writing off unamortized debt discount and deferred financing costs and other costs related to the Restructuring.
(7) Per share amounts for periods prior to the Restructuring are not meaningful and, therefore, not presented.
(8)    Excludes net assets of discontinued operations.
(9)    For 1993, includes liabilities subject to compromise of $466.2 million.
(10) "EBITDA" is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles and net periodic postretirement benefits expense and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION.

OVERVIEW

   Thermadyne, through its subsidiaries, is engaged in the design, manufacture and distribution of cutting and welding products and accessories. Since the Restructuring, the Company has embarked on a strategy designed to focus its business exclusively on the cutting and welding industry and enhance the Company's market position within that industry.

   On January 20, 1998, the Company and Mercury Acquisition Corporation ("Mercury") an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJ"), entered into a definitive merger agreement (the "Merger Agreement"). Under the terms of the Merger Agreement, Mercury will merge (the "Merger") with and into the Company, and, subject to the following sentence, the holders of each share of Common Stock can elect to receive $34.50 in cash for such share or to retain such share in the Company as the surviving corporation in the Merger. In any event, holders will be required to retain 485,010 shares, or approximately 4.3% of the outstanding Common Stock as of February 2, 1998. In addition, DLJ has entered into voting agreements with Magten Asset Management Corp. (on behalf of itself and certain of its clients) and Fidelity Capital and Income Fund, pursuant to which these current shareholders, subject to certain conditions, have agreed to vote 5,942,708 shares of Common Stock (approximately 53.3% of the outstanding Common Stock as of February 2, 1998) owned by them in favor of the Merger.

   The Merger is expected to be accounted for as a recapitalization for accounting purposes. The closing of the Merger is subject to terms and conditions customary in transactions of the same type, including approval by the Company's stockholders and expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

   There can be no assurance that the Merger will be consummated or the timing thereof if consummated.

   As a result of the proposed Merger, the Company and Mercury will incur various costs currently estimated to range between $50 million and $60 million (pre-tax) in connection with consummating the transaction. These costs consist primarily of placement fees, bank fees, compensation expense related to cash out of options, professional fees, registration costs, fees associated with early retirement of existing indebtedness and other expenses. While the exact timing, nature and amount of these costs are subject to change the Company anticipates that a significant one-time pretax charge will be recorded in the quarter in which the Merger is consummated. As a result of the foregoing, the Company expects to record a significant net loss in the quarter in which the Merger is recorded. Because this loss will result directly from the one-time charge incurred in connection with the Merger, and this charge will be funded entirely through the proceeds of the new financing to be established in connection with the Merger, the Company does not expect this loss to materially impact its liquidity, ongoing operations or market position.

RESULTS OF OPERATIONS

   The following discussion of results of operations is presented for the fiscal years ended December 31, 1995, 1996 and 1997. The results of operations of the Company include the operations of C&G, Cigweld, GenSet, Arcsys and Woodland from their respective dates of acquisition.

1997 Compared to 1996

 Net Sales

   Net sales from continuing operations for the year ended December 31, 1997 were $520.4 million, compared to net sales of $439.7 million for the year ended December 31, 1996, an increase of $80.7 million, or 18.4%. Domestic and international sales increased 12.0% and 28.3%, respectively in 1997. Included in net sales for the year ended December 31, 1997 are sales of $32.9 million related to GenSet, which was acquired effective February 1, 1997, $5.6 million related to Arcsys, which was acquired on September 26, 1997 and $0.2 million related to Woodland, which was acquired on November 25, 1997. Excluding sales from these acquired companies, net sales from continuing operations increased $42.0 million, or 9.6%. New product introductions and the addition of products through acquisition have been the most significant growth factors in domestic sales. Success with new marketing programs and with sales through alternate channels have also contributed to this increase. Sales in international markets have increased as a result of strategic initiatives in Asia and Latin America, and the addition of sales personnel.

 Costs and Expenses

   Cost of goods sold from continuing operations as a percentage of sales for the year ended December 31, 1997 was 61.5% compared to 59.1% for the year ended December 31, 1996. This change is largely due to the 1997 acquisitions as these new product lines have lower average gross margins than the blended margin in the Company's existing businesses. Excluding the effect of the 1997 acquisitions, cost of goods sold as a percentage of sales would have been 59.9%.

   Selling, general and administrative expenses from continuing operations increased 15.4% to $110.7 million for the year ended December 31, 1997 from $95.9 million for the year ended December 31, 1996. The 1997 acquisitions added $4.6 million of this $14.8 million increase. The remainder of this increase is mostly the result of spending in Asia and Latin America related to internal infrastructure and business development as the Company pursues increased market share in these regions. As a percentage of sales, selling, general and administrative expenses from continuing operations decreased to 21.3% for the year ended December 31, 1997 from 21.8% for the year ended December 31, 1996.

   Amortization of goodwill decreased $81.4 million to $1.6 million for the year ended December 31, 1997 from $83.0 million for the year ended December 31, 1996. Goodwill amortization in 1997 relates to acquisitions since the Company's 1994 financial reorganization. In 1996, goodwill recorded in connection with the reorganization was reduced, in part, by the initial recognition of certain deferred tax assets existing on the effective date of the Company's comprehensive financial restructuring and the remaining amount associated with the reorganization became fully amortized. Amortization of other intangibles decreased from $12.4 million to $6.8 million for the years ended December 31, 1996 and 1997, respectively. This $5.6 million, or 45.3%, decrease results from the initial recognition of the net deferred tax asset as well as adjustments during 1997 resulting from the recognition of net operating loss carryforward benefits and the sale of the wear resistance business.

   Interest expense was essentially the same for 1997 as in 1996, even though the Company's overall debt level decreased $63.3 million over the course of the year. This is due to the acquisition of GenSet in February 1997 which resulted in a higher overall debt balance the first nine months of the year. Cash proceeds from the sale of discontinued operations were used to reduce debt at the end of the third quarter 1997.

   Income tax expense was $13.5 million for the year ended December 31, 1997 compared to an income tax benefit of $0.5 million for the year ended December 31, 1996. The income tax benefit recorded in the fourth quarter of 1996 includes a $13.8 million income tax benefit resulting from the initial recognition of the Company's net deferred tax asset.

 EBITDA

   EBITDA from continuing operations was $102.1 million and $95.7 million for the years ended December 31, 1997 and 1996, respectively. As a percentage of sales, EBITDA was 19.6% for the year ended December 31, 1997 compared to 21.8% for the year ended December 31, 1996.

 Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FASB 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. FASB 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

   Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information"("FASB 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. FASB 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

1996 Compared to 1995

 Net Sales

   Net sales from continuing operations were $439.7 million for the year ended December 31, 1996, representing an increase of $123.0 million, or 38.8%, over comparable net sales for the year ended December 31, 1995. This increase includes $100.2 million related to Cigweld, which was acquired effective February 1, 1996. Excluding the effects of Cigweld, net sales from continuing operations increased $22.8 million, or 7.2%, over 1995. This growth was realized over all of the Company's key product lines and was the result of emphasis on new product development, sales force expansion and increasing the Company's international presence. The Company's overall sales increase came from domestic growth of 7.5% and an increase in international business of 154.4% including the effects of Cigweld. Sales have increased in all the Company's major international markets, particularly Asia and Latin America which are two of the key geographic areas the Company has targeted for growth.

 Costs and Expenses

   Cost of goods sold from continuing operations for the year ended December 31, 1996 was 59.1% of sales, which compares to 55.5% of sales for the year ended December 31, 1995. This increase in percent of sales was expected upon completion of the acquisition of Cigweld as the average gross margin on Cigweld products is lower than the Company's existing businesses' blended margin. Excluding the effect of Cigweld, cost of goods sold would have been 54.6% of sales with the improvement over 1995 due primarily to a more favorable sales mix.

   Selling, general and administrative expenses from continuing operations increased $21.2 million, or 28.4%, to $95.9 million for the year ended December 31, 1996. The acquisition of Cigweld accounts for $17.2 million of this increase. As a percentage of sales, selling, general and administrative expenses were 21.8% for the 12 months ended December 31, 1996 compared to 23.6% for the twelve months ended December 31, 1995.

   Amortization of other intangibles has decreased from 1995 due to the early adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the fourth quarter of 1995, which resulted in a writedown of those assets of approximately $33.0 million.

   Interest expense increased $4.4 million to $45.7 million for the year ended December 31, 1996 from $41.3 million for the year ended December 31, 1995. This increase results primarily from debt incurred in the acquisition of Cigweld.

   A tax benefit of $0.5 million was reported for the year ended December 31, 1996 compared to tax expense of $8.5 million reported for the year ended December 31, 1995. In the fourth quarter of 1996, the Company reevaluated the realizability of its net deferred tax asset, and consequently, recorded a $13.8 million reduction in income tax expense.

 EBITDA

   EBITDA from continuing operations was $95.7 million for the 12 months ended December 31, 1996 compared to $74.6 million for the 12 months ended December 31, 1995. As a percentage of sales, EBITDA was 21.8% for the year ended December 31, 1996, compared to 23.6% for 1995. Excluding Cigweld the EBITDA percentage for 1996 would have been 24.8%.

 Discontinued Operations

   Excluding the effects of accounting for the wear resistance business as discontinued operations, net sales and EBITDA for the twelve months ended December 31, 1996, were $546.1 million and $110.5 million, respectively, increases of 31.9% and 24.4%, respectively, over the 12 months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Working Capital and Cash Flows. Cash provided by operating activities was $15.0 million for the year ended December 31, 1997 compared to $21.5 million for the year ended December 31, 1996. This decrease in cash provided by operating activities is the result of a net increase in operating assets and liabilities in 1997 compared to 1996 of $7.3 million, partially offset by an increase in earnings (adjusted for noncash expenses) of $0.8 million in 1997 over 1996. Net cash provided by investing activities was $36.8 million in 1997 compared to $18.7 million in 1996. Cash used for acquisitions decreased $36.1 million and cash proceeds from the sale of discontinued operations decreased $23.8 million in 1997 compared to 1996. In addition, cash used for capital expenditures increased $4.9 million and other assets provided $8.6 million more in 1997. Net cash used in financing activities was $51.7 million for the year ended December 31, 1997, an increase of $11.1 million over the use of $40.6 million for the year ended December 31, 1996. The net repayment of long-term obligations was $28.1 million higher in 1997 than in 1996. This was partially offset by an increase in cash provided by the accounts receivable securitization of $15.6 million and a decrease in cash used by financing fees of $3.9 million in the year ended December 31, 1997 compared to the same period of 1996.

   Capital Expenditures. The Company had $16.3 million of capital expenditures related to continuing operations in 1997. The Company's credit agreement contains restrictions on the Company's ability to make capital expenditures. Based on present estimates, management believes that the amount of capital expenditures permitted to be made under the credit agreement will be adequate to maintain the properties and businesses of the Company's continuing operations.

   Liquidity. The major uses of cash in 1998 are expected to be for debt service requirements of approximately $5 million in mandatory principal payments and approximately $44 million in interest payments, capital expenditures of approximately $18 million and tax payments of approximately $20 million. Management believes that cash from operating activities, together with available borrowings under its revolving credit facility, if necessary, will be sufficient to permit the Company to meet these financial obligations.

   The Company will continue from time to time to explore additional auxiliary financing methods and other means to lower its cost of capital which could include stock issuances or debt financing and the application of the proceeds therefrom to the payment of bank debt, or the purchase of senior or senior subordinated notes.

EFFECT OF INFLATION; SEASONALITY

   Inflation has not been a material factor affecting the Company's business. In recent years, the cost of electronic components has remained relatively stable due to competitive pressures within the industry, which has enabled the Company to contain its service costs. The Company's general operating expenses, such as salaries, employee benefits, and facilities costs, are subject to normal inflationary pressures.

   The operations of the Company are generally not subject to seasonal fluctuations.

YEAR 2000 COMPLIANCE

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements. However, the Company is uncertain as to the extent its customers and vendors may be affected by Year 2000 issues that require commitment of significant resources and may cause disruptions in the customers' and vendors' businesses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

   Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-23 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth certain information concerning the current directors and executive officers of the Company.

          NAME            AGE                          POSITION(S)
-----------------------  ----- ----------------------------------------------------------
Randall E. Curran ......   43   Chairman of the Board, President and Chief Executive
                                Officer of Thermadyne Holdings Corporation and Thermadyne
                                Industries, Inc.
James H. Tate ..........   50   Director, Senior Vice President and Chief Financial
                                Officer of Thermadyne Holdings Corporation
Richard L. Berger ......   58   Director
Fletcher L. Byrom ......   79   Director
Henry L. Druker ........   44   Director
Talton R. Embry ........   51   Director
Charles F. Moran .......   68   Director
Stephanie N. Josephson     44   Vice President, General Counsel and Corporate Secretary of
                                Thermadyne Holdings Corporation
Thomas C. Drury ........   41   Vice President, Human Resources of Thermadyne Holdings
                                Corporation
Robert D. Maddox .......   38   Vice President and Corporate Controller of Thermadyne
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

   Mr. Berger has been a Director of the Company since February 1994. Mr. Berger is a private investor and consultant, having previously served as President of Cinetropolis, a division of Iwerks Entertainment, from 1992 until July 1993. From 1985 to 1991, Mr. Berger was with MGM/UA Communications Co. and served as President of the Film Group from 1989 to 1991 and Executive Vice President of Production from 1985 to 1989. From 1983 to 1985, Mr. Berger was President of Walt Disney Pictures at Walt Disney Productions. Prior to 1983, Mr. Berger held various executive positions at CBS, Twentieth Century Fox Television and Twentieth Century Fox Features. Mr. Berger presently serves on the board of directors of Calypso Ltd.

   Mr. Byrom has been a Director of the Company since February 1994. Since June 1996, Mr. Byrom has served as President and Chief Executive Officer of Micasu Corporation. From 1982 to 1993, Mr. Byrom was a consultant to, and a member of the boards of, several multinational corporations. In 1982, Mr. Byrom retired as Chairman of the Board and Chief Executive Officer of Koppers Company, Inc., where he had worked since 1967. Mr. Byrom presently serves on the boards of directors of PureCycle Corporation and Micasu Corporation.

   Mr. Druker has been a Director of the Company since February 1994. Mr. Druker has been a Managing Director of the investment firm of Questor Management Company since November 1995 and served as the principal responsible for the New York office of the turnaround and financial advisory firm Jay Alix & Associates from October 1992 to October 1995. From 1989 to 1992, Mr. Druker was a partner in the New York office of the Toronto-based merchant bank Gordon Capital. From 1983 to 1989, Mr. Druker served as an investment banker at L.F. Rothschild and in 1985 he became a Managing Director and the head of the Leveraged Buyout Group of that firm. Mr. Druker began his career in 1980 as a corporate finance associate with Goldman Sachs & Co. in New York.

   Mr. Embry has been a Director of the Company since February 1994. Mr. Embry has served as Managing Director and Chief Investment Officer of Magten since 1978. From 1968 to 1978, Mr. Embry was a Vice President of Fiduciary Trust Company of New York. Mr. Embry presently serves on the boards of directors of Combined Broadcasting, Inc., BDK Holdings, Inc. and Anacomp Inc. On September 9, 1993, Mr. Embry and Magten, without admitting or denying the allegations in a complaint by the Securities and Exchange Commission (the "Commission"), consented to the entry of judgments enjoining them from violating (and, in the case of Mr. Embry, aiding and abetting violations of) anti-fraud and other provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Advisers Act, and the Investment Company Act. The Commission's complaint alleged principally that Mr. Embry failed to advise clients of certain personal trades relevant to clients' holdings, to obtain certain consents required under applicable law in connection therewith and to comply with certain reporting requirements. The complaint did not involve the securities of the Company. As part of the settlement, Mr. Embry made a $1 million payment for the benefit of certain of Magten's clients.

   Mr. Moran has been a Director of the Company since February 1994. Mr. Moran retired as Senior Vice President, Administration of Sears Roebuck and Company in December 1993, having served in that capacity since August 1989. From 1954 to 1989, Mr. Moran served in various executive and managerial positions with Sears Roebuck and Company, including Senior Vice President and Chief Information Officer from 1988 to 1989, Senior Executive Vice President and Chief Administrative Officer, Dean Witter Financial Services from 1986 to 1987, President, Sears World Trade, Inc. from 1984 to 1986, Vice President, Corporate Planning from 1982 to 1984 and Vice President, Operating from 1980 to 1982. Mr. Moran presently serves on the boards of directors of Donnelley Enterprise Solutions, Inc., SPS Transaction Services, Inc., Advantica Restaurant Group, Inc., West Side Affordable Housing, Inc. and Hurley State Bank.

   Ms. Josephson, having previously been elected Corporate Counsel and Corporate Secretary of the Company in March 1995, was elected Vice President and General Counsel in April 1995. Prior to joining the Company, Ms. Josephson was Corporate Counsel for Mills & Partners, Inc. from 1993 to 1995 and an Adjunct Professor at St. Louis University School of Business in the MBA program from 1991 to 1993. Prior thereto, Ms. Josephson was employed in Houston, Texas as Counsel for Cooper Industries, Inc. and in private practice with the law firms Andrews & Kurth and Weycer and Kaplan from 1979 to 1991.

   Mr. Drury was elected Vice President -- Human Resources of the Company in March 1995. Prior to that time, Mr. Drury served as Director of Human Resources for the Company since November 1991. Prior to joining the Company, Mr. Drury was Manager -- Human Resources at McDonnell Douglas Systems Integration Company from 1988 through 1991.

   Mr. Maddox was elected Vice President and Corporate Controller of the Company in April 1996. Prior to that time, Mr. Maddox served as Vice President and Controller of the Company's operating subsidiaries from April 1995 to April 1996 and Controller from May 1992 to April 1995. Prior to joining the Company, Mr. Maddox was a senior audit manager with the accounting firm of Ernst & Young LLP.

ITEM 11. EXECUTIVE COMPENSATION.

   The following table sets forth for the years ended December 31, 1997, 1996 and 1995 certain compensation paid by the Company to its Chief Executive Officer and the four other most highly paid executive officers of the Company whose cash compensation exceeded $100,000 for the year ended December 31, 1997.

                          SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                         COMPENSATION
                                                                       --------------
                                                                            AWARDS
                                                                       --------------
                                                   ANNUAL COMPENSATION    SECURITIES      ALL OTHER
                                                   -------------------    UNDERLYING     COMPENSATION
        NAME AND PRINCIPAL POSITION         YEAR   SALARY($)  BONUS($)    OPTIONS(#)        ($)(1)
        ---------------------------         ----   ---------  --------    ----------     ------------
Randall E. Curran.........................  1997    517,847   538,400       30,600          33,807
Chairman of the Board, President and        1996    498,921   385,050       91,000           8,008
Chief Executive Officer (2)                 1995    482,919   409,116       65,000           7,728
James H. Tate.............................  1997    275,093   188,614       27,000          18,039
Director, Senior Vice President and Chief   1996    241,012   169,114       36,000           7,403
 Financial Officer (3)                      1995    221,454   158,965       20,000           3,991
Stephanie N. Josephson....................  1997    168,719    84,625       10,000          10,210
Vice President, General Counsel and         1996    129,573    70,208        6,000           6,489
 Corporate Secretary (4)                    1995    100,127    44,760       25,000           3,024
Thomas C. Drury ..........................  1997    132,206    66,479       10,000           7,444
Vice President--Human Resources(5)          1996    107,115    53,708        6,000           5,982
                                            1995     92,557    32,669       25,000           4,160
Robert D. Maddox .........................  1997    134,254    67,417        5,000           7,749
Vice President and Controller(6)            1996    113,658    60,055        6,000           6,272
                                            1995     98,039    36,556       10,000           4,378

------------

(1) All other compensation includes group life insurance premiums paid by the Company and contributions made on behalf of the named executive officers to the Company's 401(k) retirement and profit sharing plan. The amount of insurance premiums paid and 401(k) contributions made on behalf of the named executive officers for 1997 are as follows: Mr. Curran, $3,978 and $29,829, respectively; Mr. Tate, $2,544 and $15,495, respectively; Ms. Josephson, $1,138 and $9,072, respectively; Mr. Drury, $361 and $7,083, respectively; and Mr. Maddox, $254 and $7,495, respectively.

(2) Mr. Curran was elected Chairman of the Board and Chief Executive Officer of the Company effective as of February 23, 1995, having previously served as President of the Company from August 1994 and as Executive Vice President and Chief Operating Officer of the Company from February 1994.

(3) Mr. Tate was elected Senior Vice President and Chief Financial Officer of the Company effective as of February 23, 1995, having previously served as Vice President of the Company and as Chief Financial Officer of the Company's subsidiaries. Mr. Tate was elected as a director of the Company on October 26, 1995.

(4) Ms. Josephson was elected Corporate Counsel and Corporate Secretary of the Company on March 7, 1995, and was elected Vice President and General Counsel of the Company on April 26, 1995.

(5) Mr. Drury was elected Vice President -- Human Resources of the Company on March 7, 1995.

(6) Mr. Maddox was elected Controller of the Company on June 1, 1992, Vice President and Controller of Thermadyne Industries, Inc. on April 1, 1995, and Vice President of the Company on April 18, 1996.

   The following table sets forth certain information related to stock options granted to the named executive officers in 1997.

                      OPTION GRANTS IN LAST FISCAL YEAR

                           NUMBER OF     PERCENT OF
                          SECURITIES    TOTAL OPTIONS
                          UNDERLYING     GRANTED TO     EXERCISE OR                   GRANT DATE
                            OPTIONS     EMPLOYEES IN     BASE PRICE    EXPIRATION   PRESENT VALUE
NAME                     GRANTED(#)(1) FISCAL YEAR (%)     ($/SH)         DATE          ($)(2)
-----------------------  ------------ ---------------  ------------- ------------  ---------------
Randall E. Curran ......    30,600          14.1           26.875       02/05/07       491,742
James H. Tate ..........    27,000          12.4           26.875       02/05/07       433,890
Stephanie N. Josephson      10,000           4.6           26.875       02/05/07       160,700
Thomas C. Drury ........    10,000           4.6           26.875       02/05/07       160,700
Robert D. Maddox .......     5,000           2.3           26.875       02/05/07        80,350

------------
(1) The options to purchase Common Stock were granted under the Company's 1993 Management Option Plan or the Company's 1996 Employee Stock Option Plan and become exercisable in five equal annual installments commencing on the first anniversary of the date of grant. All options become exercisable upon a change of control (as defined). In addition, such options continue to vest after any termination of employment for so long as the optionee is entitled to receive severance benefits under any employment arrangement with the Company. Replacement options may be granted, in the Compensation Committee's sole discretion, if a named executive officer exercises such options using previously owned shares of Common Stock.

(2) The grant date present value of each option grant was determined using a variation of the Black-Scholes option pricing model. The estimated values presented are based on the following assumptions made as of the time of grant: an expected dividend yield of 0%; an expected option term of 10 years; volatility of .339 (based on historical stock price observations just prior to each grant); and a risk-free rate of 6.72%. The actual value, if any, that an executive officer may realize from the exercise of the options will be the excess of the fair market value of the Common Stock on the date of exercise over the exercise price. See "--Fiscal Year-End Option Values."

   The following table provides information related to the number and value of options held by the named executive officers at the end of 1997. On December 31, 1997, the closing sale price of the Common Stock on NASDAQ was $291/2. No named executive officer exercised any options during 1997.

                        FISCAL YEAR-END OPTION VALUES

                              NUMBER OF SECURITIES
                                   UNDERLYING                VALUE OF UNEXERCISED
                             UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS
                                FISCAL YEAR-END               AT FISCAL YEAR-END
                         ------------------------------ ------------------------------
          NAME           EXERCISABLE(#)UNEXERCISABLE(#) EXERCISABLE($)UNEXERCISABLE($)
-----------------------  -------------- --------------  -------------- --------------
Randall E. Curran ......     244,200        142,400        4,139,725      1,574,850
James H. Tate ..........      53,700         67,800          893,975        624,275
Stephanie N. Josephson        11,200         29,800          177,975        328,775
Thomas C. Drury ........      11,200         29,800          177,975        328,775
Robert D. Maddox .......       5,200         15,800           81,225        170,525

EMPLOYMENT CONTRACTS

   Curran and Tate Employment Agreements. On November 1, 1996, Messrs. Curran and Tate entered into amended and restated employment agreements with the Company and its subsidiaries. Both employment agreements terminate on November 1, 1999; however, such agreements automatically renew for an additional year on each November 1 so that a new three-year term begins upon each extension (unless the agreements are earlier terminated as provided therein). Messrs. Curran and Tate serve in their current executive capacities with the Company as a requirement of their respective employment agreements.

   Messrs. Curran and Tate are entitled to annual base salaries (subject to increase at the Board of Directors' discretion) of $538,400 and $290,175, respectively. In addition, Messrs. Curran and Tate are eligible to participate in an annual bonus plan providing for an annual bonus opportunity of not less than 100% and 75%, respectively, of such executive's base salary. Each executive also is entitled to such benefits as are customarily provided to the executives of the Company and its subsidiaries. Both executives are required to devote all their business time and attention to the business of the Company and its subsidiaries.

   Each employment agreement provides that if the executive's employment ceases as a result of disability or death, he or his estate, heirs or beneficiaries, as the case may be, will continue to receive the executive's then current salary for a period of 18 months from the date of his disability or death. If the executive's employment is terminated by the Company for any reason other than death, disability or for cause (as defined in the employment agreement), or if the executive terminates his employment upon the failure of the Company to comply with the terms of the employment agreement, the executive will continue to receive his then current salary and any other benefits provided by the agreement through the later to occur of the termination date of the agreement or 18 months from the date of termination of the executive's employment.

   Other Employment Related Contracts. In July 1996, the Company entered into Change of Control Agreements with certain officers of the Company, including the named executive officers. The new agreements replaced old agreements that contained substantially similar terms except that the new agreements contain updated compensation and benefits information with respect to the executives. The Change of Control Agreements provide for a payment equal to the greater of (i) two times such executive's then current annual compensation (as defined) or (ii) 2.99 times the average of such executive's income as reported to the Internal Revenue Service for the immediately preceding five years and the immediate vesting of all of the executive's unvested stock options upon the termination without cause (as defined) or constructive termination without cause (as defined) of the executive's employment within three years of a change of control (as defined). The amounts payable under the Change of Control Agreements are in lieu of any amounts payable under the employment agreements described above.

   In August 1996, the Company entered into Employment Retention Agreements with certain officers and other employees of the Company, including the named executive officers. These agreements contain restrictive covenants that prohibit the executive from rendering services or advice to, or being employed by, certain specified competitors of the Company for a period of two years after the date of such agreements. As compensation for entering into these agreements and in accordance with the terms thereof, the Company granted to each of the executives stock options to acquire 1,000 shares of Common Stock and must pay them 18 months of severance in the event of their termination by the Company and its subsidiaries during the two-year term of the agreements for any reason other than cause (as defined). The Employment Retention Agreements supplement the Change of Control Agreements between the Company and each of the executives and the executive employment agreements between the Company and each of Messrs. Curran and Tate, and the payments required under the Employment Retention Agreements are in addition to, and not in lieu of, any payments contemplated by such other agreements.

COMPENSATION OF DIRECTORS

   Other than Messrs. Curran and Tate, each director of the Company receives a $12,000 annual retainer plus a $1,000 fee for each regular meeting of the Board of Directors attended and a $500 fee for each meeting of a board committee attended (other than meetings of the Executive Committee, for which members of the committee other than Mr. Moran, will receive a fee of $750). In addition to those fees, Mr. Moran, as the Chairman of the Executive Committee, received aggregate compensation of $60,000 for services he provided during the twelve-month period ending February 28, 1997. For the period ending February 28, 1998, Mr. Moran is expected to receive aggregated compensation of $60,000 for services to be provided by him in his capacity as Chairman of the Executive Committee during such period. Directors also are reimbursed for all reasonable travel and other expenses of attending meetings of the Board of Directors or committees of the Board of Directors.

   On November 1, 1997, the Board of Directors granted options to purchase 1,000 shares of Common Stock to each of Messrs. Byrom, Moran, Berger and Druker pursuant to the Company's Non-Employee Directors Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

   The following table sets forth certain information as of February 2, 1998 (except as otherwise noted) regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K and
(iv) by all current executive officers and directors of the Company as a group.

                                                                   BENEFICIAL OWNERSHIP OF
                                                                    COMPANY COMMON STOCK
                                                                  -------------------------
                             NAME OF                                 NUMBER     PERCENT OF
                         BENEFICIAL OWNER                          OF SHARES    CLASS (1)
----------------------------------------------------------------  ----------- ------------
Magten Asset Management Corp.
 35 East 21st Street
 New York, NY 10010(2) ..........................................  3,517,773       31.5 %
FMR Corp.
 82 Devonshire Street
 Boston, MA 02109(3).............................................  2,439,020       21.9 %
General Motors Parties
 767 Fifth Avenue
 New York, NY 10153(4)...........................................  1,701,125       15.2 %
Whippoorwill Associates, Inc.
 11 Martine Avenue
 White Plains, NY 10606(5).......................................  1,562,664       14.0 %
Hughes Master Retirement Trust
 P. O. Box 2458
 Culver City, CA 90231-2458(6)...................................    640,000        5.7 %
Randall E. Curran (7)............................................    399,976        3.6 %
Richard L. Berger (8)............................................     12,000           *
Fletcher L. Byrom (9)............................................      7,000           *
Henry L. Druker (9)..............................................      7,000           *
Talton R. Embry (10).............................................     60,771           *
Charles F. Moran (11)............................................      7,000           *
James H. Tate (12)...............................................    129,586        1.1 %
Stephanie N. Josephson (13)......................................     45,069           *
Thomas C. Drury (14).............................................     43,026           *
Robert D. Maddox (15)............................................     25,845           *
All directors and executive officers as a group (10 persons)
(16).............................................................    737,273        6.3 %


------------
*       Represents less than 1 percent.
(1)     Based on 11,155,235 shares of Common Stock outstanding and calculated in accordance with Rule 13d-3 under the Exchange Act.
(2)     The following information is based on a Schedule 13D, dated July 25,
        1996, as amended on September 25, 1996, and as further amended on
        February 12, 1998, filed with the Commission by Magten Asset
        Management Corp., an investment adviser registered under the
        Investment Advisers Act of 1940, as amended (the "Investment Advisers
        Act"). Magten Asset Management Corp. has sole voting power over none of the shares, shared voting power over 2,998,773 of the shares, sole investment power over none of the shares and shared investment power over all of the shares deemed to be beneficially owned by it. Magten
        Asset Management Corp.'s investment advisory clients have the right to receive dividends on the Common Stock beneficially owned by Magten
        Asset Management Corp., and each of two clients, General Motors
        Employees Domestic Group Pension Trust and Bankers Trust as Trustee for the Hughes Master Retirement Trust, has such an interest with respect to more than 5% of the outstanding shares of Common Stock.
(3)     The following information is based on a Schedule 13G, dated February
        14, 1998, filed with the Commission by FMR Corp., Edward C. Johnson
        3d and Abigail P. Johnson . Fidelity Management & Research Company
        ("Fidelity"), a wholly owned subsidiary of FMR Corp., is an investment adviser registered under the Investment Advisers Act, provides investment advisory services to several registered investment companies and, accordingly, may be deemed to beneficially own 2,439,020 shares of Common Stock held by those investment companies (the "Fidelity Funds"). One of these investment companies, Fidelity Capital & Income Fund, beneficially owns 2,424,935 shares of
        Common Stock. Because Fidelity is a wholly owned subsidiary of FMR
        Corp., FMR Corp. may be deemed to be the beneficial owner of the shares beneficially owned by Fidelity. Edward C. Johnson 3d, Chairman of FMR Corp., Abigail P. Johnson and various of their family members and their trusts control FMR Corp. and, therefore, may be deemed to be the beneficial owners of the shares shown in the table above. Each of Mr. Johnson, FMR Corp., through its control of Fidelity, and the Fidelity Funds has sole power to dispose of the 2,439,020 shares owned by the Fidelity Funds. Voting power with respect to such shares resides with the Boards of Trustees of the various Fidelity Funds.
        Fidelity votes the shares under written guidelines established by these Boards.
(4)     The following information is based on a Schedule 13G, dated February
        9, 1996, filed with the Commission by General Motors Employees
        Domestic Group Pension Trust (the "GM Trust") and General Motors
        Investment Management Corporation ("GMIMCo" and, together with the GM
        Trust, the "General Motors Parties"), and information provided by Magten. The GM Trust is a trust formed under and for the benefit of certain employee benefit plans ("Plans") of General Motors
        Corporation ("GM") and its subsidiaries. GMIMCo is registered as an investment adviser under the Investment Advisers Act. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of the Plans and of certain direct and indirect subsidiaries of GM and associated entities. Subject to certain limitations, GMIMCo has the responsibility to select and terminate investment managers with respect to the Plans. Two investment managers acting with respect to the Plans are Magten Asset Management Corp. and Fidelity Management
        Trust Company (the "External Managers"). The External Managers have discretionary authority over the assets of the Plans which they manage including voting and investment power with respect to the shares of Common Stock included among such assets. Each of the General Motors Parties has shared power to vote and shared investment power over 1,701,125 shares of Common Stock.
(5)     The following information is as of December 31, 1997 and based on a
        Schedule 13G filed with the Commission on February 17, 1998 by
        Whippoorwill Associates, Inc. ("Whippoorwill"). Whippoorwill is an investment adviser registered under the Investment Advisers Act and holds the shares of Common Stock in discretionary accounts. Clients of Whippoorwill have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of Common Stock beneficially owned by Whippoorwill.
(6)     The following information has been obtained from Magten Asset
        Management Corp., as External Manager of shares held by the Hughes
        Master Retirement Trust. Bankers Trust, as Trustee of the Hughes
        Master Retirement Trust, has shared power to vote and shared investment power over 640,000 shares of Common Stock.
(7) Includes 386,600 shares of Common Stock issuable to Mr. Curran upon the exercise of vested stock options or stock options which will vest as a consequence of the Merger.
(8) Includes 7,000 shares of Common Stock issuable to Mr. Berger upon the exercise of vested stock options.
(9) Represents shares of Common Stock issuable upon the exercise of vested stock options.

(10) Mr. Embry possesses sole voting and investment power with respect to 800 shares he directly owns. He also exercises voting and/or investment control with respect to 2,216 shares owned by his minor children, 265 shares owned by a trust for the benefit of a family member of which Mr. Embry serves as trustee, and 850 shares owned by his wife (collectively, the "Relative Shares"). Mr. Embry, as trustee of four pension trusts for the benefit of current and former employees (the "Employee Benefit Plans") of Magten Asset Management
        Corp., exercises voting and/or investment power with respect to 56,640 shares owned by the Employee Benefit Plans (collectively, the "Magten Shares"). Also, as disclosed above, Magten Asset Management
        Corp. and Mr. Embry may be deemed to beneficially own 3,517,773 shares of Common Stock which are owned by investment advisory clients of Magten Asset Management Corp. (the "Investment Advisory Shares").
        Although Mr. Embry may be deemed to beneficially own the Relative
        Shares, the Magten Shares and the Investment Advisory Shares, Mr.
        Embry disclaims beneficial ownership of such shares.
(11) Includes 2,000 shares of Common Stock issuable to Mr. Moran upon the exercise of vested stock options.
(12) Includes 121,500 shares of Common Stock issuable to Mr. Tate upon the exercise of vested stock options or stock options which will vest as a consequence of the Merger.
(13) Includes 41,000 shares of Common Stock issuable to Ms. Josephson upon the exercise of vested stock options or stock options which will vest as a consequence of the Merger.
(14) Includes 41,000 shares of Common Stock issuable to Mr. Drury upon the exercise of vested stock options or stock options which will vest as a consequence of the Merger.
(15) Includes 21,000 shares of Common Stock issuable to Mr. Maddox upon the exercise of vested stock options or stock options which will vest as a consequence of the Merger.
(16) Includes 634,100 shares of Common Stock issuable upon the exercise of vested stock options or stock options which will vest as a consequence of the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.









                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

FINANCIAL STATEMENTS

   The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-23 hereof.

FINANCIAL STATEMENT SCHEDULES

   Report of Ernst & Young LLP, Independent Auditors is included at page S-1 hereof.

   Schedule II -- Valuation and Qualifying Accounts is included at page S-2 hereof.

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBITS


   EXHIBIT
     NO.           EXHIBIT
-----------  ----- -------------------------------------------------------------------------------------------
     2.1     --    First Amended and Restated Plan of Reorganization of TDII Company under Chapter 11 of the
                   Bankruptcy Code, confirmed by the United States Bankruptcy Court, District of Delaware, on
                   January 18, 1994. (1)
     2.2     --    Agreement and Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings
                   Corporation and Mercury Acquisition Corporation. (2)
     2.3     --    Voting Agreement, dated January 20, 1998, among Thermadyne Holdings Corporation, Mercury
                   Acquisition Corporation and Fidelity Capital & Income Fund. (2)
     2.4     --    Voting Agreement, dated January 20, 1998, among Thermadyne Holdings Corporation, Mercury
                   Acquisition Corporation and Magten Asset Management Corp. (2)
     2.5     --    Amendment to Voting Agreement, dated February 20, 1998, among Thermadyne Holdings
                   Corporation, Mercury Acquisition Corporation and Magten Asset Management Corp.*
     3.1     --    Restated Certificate of Incorporation of Thermadyne Holdings Corporation. (1)
     3.2     --    Amended and Restated Bylaws of Thermadyne Holdings Corporation. (1)
     4.1     --    Indenture, dated as of February 1, 1994, between Thermadyne Holdings Corporation and IBJ
                   Schroder Bank and Trust Company, as Trustee, with respect to $129,288,000 principal amount of 10.75% Senior Notes Due May 1, 2002. (1)
     4.2     --    Form of Senior Note (included in Exhibit 4.1). (1)
     4.3     --    Indenture, dated as of February 1, 1994, between Thermadyne Holdings Corporation and
                   Chemical Bank, as Trustee, with respect to $179,321,000 principal amount of the Senior
                   Subordinated Notes Due November 1, 2003. (1)
     4.4     --    Form of Senior Subordinated Note (included in Exhibit 4.3). (1)
    10.1+    --    1993 Management Option Plan, dated as of February 1, 1994, executed by Thermadyne Holdings
                   Corporation. (1)
    10.2     --    Registration Rights Agreement, dated as of January 18, 1994, among Thermadyne Holdings
                   Corporation and the holders listed on the signature pages thereto. (1)

   EXHIBIT
     NO.           EXHIBIT
-----------  ----- -------------------------------------------------------------------------------------------
   10.3      --    Omnibus Agreement, dated as of June 3, 1988, among Palco Acquisition Company (now
                   Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment
                   Company. (3)
   10.4      --    Escrow Agreement, dated as of August 11, 1988, among National Warehouse Investment Company,
                   Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow
                   Services, Inc. (3)
   10.5      --    Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between
                   National Warehouse Investment Company and Tweco Products, Inc., as amended by First
                   Amendment to Amended and Restated Industrial Real Property Lease dated as of January 20,
                   1989. (3)
   10.6      --    Schedule of substantially identical lease agreements. (3)
   10.7      --    Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco
                   Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National
                   Warehouse Investment Company. (3)
   10.8      --    Schedule of substantially identical lease guaranties. (3)
   10.9      --    Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling
                   Green-Warren County Industrial Park Authority, Inc. (3)
   10.10     --    Lease Agreement, dated as of February 15, 1985, as amended, between Stoody Deloro Stellite,
                   Inc. and Corporate Property Associates 6. (3)
   10.11+    --    Third Amended and Restated Thermadyne Holdings Corporation 1994 Employee Stock Purchase
                   Plan.*
   10.12+    --    First Amendment to Third Amended and Restated Thermadyne Holdings Corporation 1994 Employee
                   Stock Purchase Plan.*
   10.13     --    Receivables Purchase Agreement, dated as of December 28, 1994, among Thermadyne
                   Receivables, Inc., as Transferor, and NationsBank of Virginia, N.A., as Trustee. (4)
   10.14     --    Purchase Agreement, dated as of August 2, 1994, between Coyne Cylinder Company and BA
                   Credit Corporation. (4)
   10.15     --    Sublease Agreement, dated as of April 7, 1994, between Stoody Deloro Stellite, Inc., and
                   Swat, Inc. (4)
   10.16     --    Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty Limited, Byron Holdings Limited, Thermadyne Holdings Corporation, and
                   Thermadyne Australia Pty Limited relating to the sale of the Cigweld Business. (5)
   10.17     --    Sublease Agreement, dated March 15, 1993, by and between Stoody Deloro Stellite, Inc. and
                   Lima Transportation. (6)
   10.18     --    First Amendment to Standard Industrial Lease, dated June 27, 1995, by and between Stoody
                   Deloro Stellite, Inc. and Lima Transportation. (6)
   10.19+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and R.
                   Dozier Maddox. (7)
   10.20+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and John D.
                   McCulloch. (7)
   10.21+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Michael
                   E. Mahoney. (7)

   EXHIBIT
     NO.           EXHIBIT
-----------  ----- -------------------------------------------------------------------------------------------
   10.22+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Gerald
                   A. Nicholson. (7)
   10.23+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Thomas
                   C. Drury. (7)
   10.24+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and
                   Stephanie N. Josephson. (7)
   10.25+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and James H.
                   Tate. (7)
   10.26+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Randall
                   E. Curran. (7)
   10.27+    --    Executive Employment Agreement, dated as of November 1, 1996, by and among Thermadyne
                   Holdings Corporation, the companies listed on the signature pages thereof and James H.
                   Tate. (7)
   10.28+    --    Executive Employment Agreement, dated as of November 1, 1996, by and among Thermadyne
                   Holdings Corporation, the companies listed on the signature pages thereof and Randall E.
                   Curran. (7)
   10.29+    --    Amendment to Executive Employment Agreement dated April 24, 1997, by and between Thermadyne
                   Holdings Corporation and Randall E. Curran.*
   10.30+    --    1996 Employee Stock Option Plan. (8)
   10.31+    --    Amendment to 1996 Employee Stock Option Plan. (9)
   10.32+    --    Non-Employee Directors Stock Option Plan. (8)
   10.33     --    Amended and Restated Credit Agreement, dated as of June 25, 1996, by and among Thermadyne
                   Holdings Corporation, various lending institutions and Bankers Trust Company, as Agent.
                   (10)
   10.34     --    First Amendment, dated July 17, 1996, to the Amended and Restated Credit Agreement, dated as of June 25, 1996, by and among Thermadyne Holdings Corporation, various lending institutions and Bankers Trust Company, as Agent. (7)
   10.35     --    Sixth Variation Agreement, Syndicated Credit Agreement, dated January 18, 1996, between
                   Comweld Group Pty. Ltd., Duxtech Pty. Limited, Quetack Pty. Limited, Quetala Pty. Limited,
                   Thermadyne Australia Pty. Limited, various financial institutions and BT Management
                   Services Pty. Ltd. (7)
   10.36     --    Rights Agreement dated as of May 1, 1997, between Thermadyne Holdings Corporation and
                   BankBoston, N.A., as Rights Agent. (11)
   10.37     --    First Amendment to Rights Agreement, dated January 20, 1998, between Thermadyne Holdings
                   Corporation and BankBoston, N.A. (2)
   10.38+    --    Agreement, dated September 22, 1997, by and between Thermadyne Holdings Corporation and
                   James R. Delaney.*
   21.1      --    Subsidiaries of Thermadyne Holdings Corporation.*
   23.1      --    Consent of Ernst & Young LLP, Independent Auditors.*
   27.1      --    Financial Data Schedule.*

------------
+       Indicates a management contract or compensatory plan or arrangement.
*       Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-23378) filed under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on February 7, 1994.
(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 21, 1998.
(3) Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(5) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 18, 1996.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-04083) filed under Section 6 of the Securities Act of 1933, as amended, on May 20, 1996.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-30877) filed under Section 6 of the Securities Act of 1933, as amended, on July 8, 1997.
(10) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 25, 1996.
(11) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on May 12, 1997.

REPORTS ON FORM 8-K

   On October 8, 1997, the Company filed a Current Report on Form 8-K reporting a material disposition of its wear resistance division pursuant to
Item 2 of Form 8-K.

                       THERMADYNE HOLDINGS CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                               --------
Report of Ernst & Young LLP, Independent Auditors.............................................    F-2
Consolidated Balance Sheets at December 31, 1997 and 1996.....................................    F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995 ..    F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31,
 1997, 1996, and 1995.........................................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995 ..    F-6
Notes to Consolidated Financial Statements....................................................    F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

   We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               /s/ ERNST & YOUNG LLP
Orange County, California
February 5, 1998

                        THERMADYNE HOLDINGS CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1997            1996
                                                                    -------------- --------------
ASSETS
Current assets:
 Cash and cash equivalents.........................................    $   1,481      $   1,420
 Accounts receivable, less allowance for doubtful accounts of
  $2,217 and $1,649, respectively..................................       76,847         54,286
 Inventories.......................................................      105,135         79,542
 Prepaid expenses and other........................................        8,534          9,763
 Net assets of discontinued operations.............................           --         29,455
                                                                    -------------- --------------
  Total current assets.............................................      191,997        174,466
Property, plant and equipment, at cost, net........................       85,257         75,624
Deferred financing costs, net......................................        5,754          7,508
Intangibles, at cost, net..........................................       33,970         62,645
Deferred income taxes..............................................       35,552         23,206
Other assets.......................................................        1,997          9,956
                                                                    -------------- --------------
  Total assets.....................................................    $ 354,527      $ 353,405
                                                                    ============== ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Accounts payable..................................................    $  55,390      $  28,266
 Accrued and other liabilities.....................................       32,697         29,257
 Accrued interest..................................................        5,680          6,461
 Income taxes payable..............................................        4,769          7,948
 Deferred income taxes.............................................           --          1,324
 Current maturities of long-term obligations.......................        4,912          4,205
                                                                    -------------- --------------
  Total current liabilities........................................      103,448         77,461
Long-term obligations, less current maturities.....................      353,175        417,135
Other long-term liabilities........................................       60,751         44,078
Shareholders' equity (deficit):
 Common stock, $.01 par value, 25,000,000 shares authorized,
  11,189,675 and 11,020,311 shares issued and outstanding, at
  December 31, 1997 and 1996, respectively.........................          112            110
 Additional paid-in capital........................................      149,023        143,237
 Accumulated deficit...............................................     (299,208)      (333,465)
 Foreign currency translation......................................      (12,774)         4,849
                                                                    -------------- --------------
  Total shareholders' deficit......................................     (162,847)      (185,269)
                                                                    -------------- --------------
 Total liabilities and shareholders' deficit ......................    $ 354,527      $ 353,405
                                                                    ============== ==============

          See accompanying notes to consolidated financial statements.

                       THERMADYNE HOLDINGS CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                               YEAR ENDED        YEAR ENDED         YEAR ENDED
                                           DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                                           ----------------- -----------------  -----------------
Net sales.................................      $520,440          $439,744          $ 316,778
Operating expenses:
 Cost of goods sold.......................       320,120           259,835            175,945
 Selling, general and administrative
  expenses................................       110,696            95,907             74,681
 Amortization of goodwill.................         1,591            83,033             92,931
 Amortization of other intangibles .......         6,776            12,377             48,401
 Net periodic postretirement benefits ....         2,750             2,731              2,124
                                           ----------------- -----------------  -----------------
Operating income (loss)...................        78,507           (14,139)           (77,304)
Other income (expense):
 Interest expense.........................       (45,325)          (45,655)           (41,269)
 Amortization of deferred financing
  costs...................................        (1,587)           (2,711)            (4,860)
 Other....................................        (3,051)             (968)               103
                                           ----------------- -----------------  -----------------
Income (loss) from continuing operations
 before income taxes and extraordinary
 item.....................................        28,544           (63,473)          (123,330)
Income tax provision (benefit)............        13,475              (534)             8,518
                                           ----------------- -----------------  -----------------
Income (loss) from continuing operations
 before extraordinary item................        15,069           (62,939)          (131,848)
Discontinued operations:
 Gain on sale of discontinued operations,
  net of income taxes of $12,623 and
  $14,732, respectively...................        16,015             8,480                 --
 Income (loss) from discontinued
  operations, net of income taxes.........         3,173            (5,463)           (28,952)
                                           ----------------- -----------------  -----------------
Income (loss) before extraordinary item ..        34,257           (59,922)          (160,800)

Extraordinary item--loss on early
 extinguishment of long-term debt, net of
 income tax benefit of $2,001.............            --            (3,715)                --
                                           ----------------- -----------------  -----------------
Net income (loss).........................      $ 34,257         $ (63,637)         $ (160,800)
                                           ================= =================  =================
Basic earnings per share amounts:
 Income (loss) from continuing
  operations..............................      $   1.36          $  (5.83)         $  (12.97)
 Net income (loss)........................      $   3.09          $  (5.89)         $  (15.81)
Diluted earnings per share amounts:
 Income (loss) from continuing
  operations..............................      $   1.33          $  (5.83)         $  (12.97)
 Net income (loss)........................      $   3.01          $  (5.89)         $  (15.81)


          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (IN THOUSANDS)

                                              ADDITIONAL                    FOREIGN
                                    COMMON     PAID-IN     ACCUMULATED     CURRENCY
                                     STOCK     CAPITAL       DEFICIT      TRANSLATION     TOTAL
                                   -------- ------------  ------------- -------------  -----------
  January 1, 1995.................   $100      $129,900     $(109,028)     $   (350)    $  20,622
Net loss..........................     --            --      (160,800)           --      (160,800)
Foreign currency translation .....     --            --            --          (758)         (758)
Exercise of stock options.........      5         6,261            --            --         6,266
Stock issued under employee stock
 purchase plan....................      2         2,422            --            --         2,424
                                   -------- ------------  ------------- -------------  -----------
  December 31, 1995...............    107       138,583      (269,828)       (1,108)     (132,246)
Net loss..........................     --            --       (63,637)           --       (63,637)
Foreign currency translation .....     --            --            --         5,957         5,957
Exercise of stock options.........      2         2,424            --            --         2,426
Stock issued under employee stock
 purchase plan....................      1         2,230            --            --         2,231
                                   -------- ------------  ------------- -------------  -----------
  December 31, 1996...............    110       143,237      (333,465)        4,849      (185,269)
Net income........................     --            --        34,257            --        34,257
Foreign currency translation .....     --            --            --       (17,623)      (17,623)
Exercise of stock options.........      1         1,498            --            --         1,499
Stock issued under employee stock
 purchase plan....................      1         1,993            --            --         1,994
Recognition of net operating loss
 carryforwards....................     --         2,295            --           ---         2,295
                                   -------- ------------  ------------- -------------  -----------
  December 31, 1997...............   $112      $149,023     $(299,208)     $(12,774)    $(162,847)
                                   ======== ============  ============= =============  ===========

















          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                        DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                                                        ----------------- -----------------  ----------------- --
Cash flows provided by (used in) operating activities:
  Net income (loss)....................................     $  34,257          $ (63,637)        $(160,800)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Net periodic postretirement benefits.................         2,750              2,731             2,206
  Depreciation.........................................        12,448             11,651            10,689
  Amortization of goodwill.............................         1,591             83,033           102,985
  Amortization of other intangibles....................         6,776             12,377            48,517
  Amortization of deferred financing costs.............         1,587              2,711             4,860
  Recognition of net operating loss carryforwards .....         2,343              8,534             4,491
  Deferred income taxes................................        (1,836)           (21,882)               --
  Noncash charges for discontinued operations .........         1,621             13,949            30,328
  Gain on sale of discontinued operations..............       (16,015)            (8,480)               --
  Extraordinary item...................................           ---              3,715                --
Changes in operating assets and liabilities:
  Accounts receivable..................................       (19,905)           (10,166)           (5,942)
  Inventories..........................................       (17,228)           (10,107)           (7,541)
  Prepaid expenses and other...........................        (1,628)            (1,957)             (291)
  Accounts payable.....................................        20,605              3,498             2,818
  Accrued and other liabilities........................        (5,757)            (4,510)            2,963
  Accrued interest.....................................          (258)               643              (658)
  Income taxes payable.................................        (3,498)             1,379            (2,363)
  Other long-term liabilities..........................        (3,152)            (2,124)           (2,519)
  Discontinued operations..............................           285                 97             1,465
                                                        ----------------- -----------------  -----------------
   Total adjustments...................................       (19,271)            85,092           192,008
                                                        ----------------- -----------------  -----------------
   Net cash provided by operating activities ..........        14,986             21,455            31,208
                                                        ----------------- -----------------  -----------------
Cash flows provided by (used in) investing activities:
  Capital expenditures, net............................       (16,339)           (11,447)           (7,154)
  Change in other assets...............................         4,162             (4,399)              (64)
  Acquisitions, net of cash............................       (37,895)           (74,011)           (3,370)
  Investing activities of discontinued operations .....        (1,680)            (3,766)           (5,133)
  Proceeds from sale of discontinued operations .......        88,543            112,359               ---
                                                        ----------------- -----------------  -----------------
   Net cash provided by (used in) investing
    activities.........................................        36,791             18,736           (15,721)
                                                        ----------------- -----------------  -----------------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables......................           170               (283)               47
  Repayment of long-term obligations...................      (131,486)          (150,384)          (26,263)
  Borrowing of long-term obligations...................        72,855            119,854               505
  Issuance of common stock.............................         3,069              4,146             7,761
  Change in accounts receivable securitization ........         5,676             (9,994)              731
  Financing fees.......................................           ---             (3,855)             (189)
  Financing activities of discontinued operations .....        (2,808)            (1,732)              (11)
  Other................................................           808              1,639            (3,516)
                                                        ----------------- -----------------  -----------------
   Net cash used in financing activities...............       (51,716)           (40,609)          (20,935)
                                                        ----------------- -----------------  -----------------
Net increase (decrease) in cash and cash equivalents ..            61               (418)           (5,448)
Cash and cash equivalents at beginning of year ........         1,420              1,838             7,286
                                                        ----------------- -----------------  -----------------
Cash and cash equivalents at end of year ..............     $   1,481          $   1,420         $   1,838
                                                        ================= =================  =================


          See accompanying notes to consolidated financial statements.

                       THERMADYNE HOLDINGS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

   Thermadyne Holdings Corporation ("Thermadyne" or "the Company"), a Delaware corporation, is a global manufacturer of cutting and welding products and accessories. Thermadyne's year end is December 31.

2. RECENT EVENTS

 Merger with Mercury Acquisition Corporation

   On January 20, 1998, the Company and Mercury Acquisition Corporation ("Mercury") an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJ"), entered into a definitive merger agreement (the "Merger Agreement"). Under the terms of the Merger Agreement, Mercury will merge with and into the Company, and, subject to the following sentence, the holders of each share of the Company's common stock can elect to receive $34.50 in cash for such share or to retain such share in the merged Company. In any event, holders will be required to retain 485,010 shares, or 4.3%, of the Company's common stock outstanding immediately prior to the merger. In addition, DLJ has entered into voting agreements with Magten Asset Management (on behalf of itself and certain of its clients) and Fidelity Capital and Income Fund, pursuant to which these current shareholders, subject to certain conditions, have agreed to vote in favor of the merger 5,942,708 shares of the Company's common stock owned by them. These shares represent approximately 53% of the Company's common stock outstanding on December 31, 1997.

   The proposed merger, which will be recorded as a recapitalization for accounting purposes, is subject to a number of conditions, including regulatory approvals and approval by Company stockholders. The transaction is estimated to have an aggregate value of approximately $790 million, including refinancing of the Company's existing revolving credit facility and senior and subordinated notes. The Company expects the merger to close by June 30, 1998.

   As a result of the proposed merger, the Company and Mercury will incur various costs, currently estimated to range between $50 million and $60 million, on a pretax basis, in connection with consummating the transaction. These costs consist primarily of professional fees, registration costs, compensation costs and other expenses. Although the exact timing, nature and amount of these merger transaction costs are subject to change, the Company expects that a one-time charge for these costs will be recorded in the quarter during which the merger is consummated.

 Acquisitions

   On November 25, 1997, the Company acquired substantially all of the assets of Woodland Cryogenics, Incorporated, a manufacturer of cryogenic pumps, ambient and electric vaporizers and automatic cylinder filling systems located in Philadelphia, Pennsylvania. The aggregate consideration paid was approximately $2,500 and was financed through bank facilities. The transaction was accounted for as a purchase.

   On September 26, 1997, the Company acquired substantially all of the assets of the welding division of Prestolite Power Corporation, a manufacturer of arc welders, plasma welders and wire feeders, located in Troy, Ohio. The aggregate consideration paid was approximately $7,500 and was financed through bank facilities. The transaction was accounted for as a purchase.

   On January 31, 1997, the Company acquired all of the issued and outstanding capital stock of GenSet S.p.A., a leading manufacturer of engine-driven welders and generators in Italy. The aggregate consideration paid was approximately $28,000 and was financed through bank facilities. The transaction was accounted for as a purchase.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    On January 18, 1996, the Company acquired all of the issued and outstanding capital stock of Duxtech Pty. Ltd., an Australian holding company that operates Cigweld, the leading manufacturer of welding products in Australia and New Zealand. The aggregate consideration paid was approximately $74,000 of which approximately $21,500 was the assumption of existing debt. The remaining balance was paid in cash which was financed through cash on hand and borrowing under the Company's existing credit agreement. This transaction was accounted for as a purchase.

Net working capital ...................................  $21,220
Excess of cost over fair value of net assets acquired     31,002
Property, plant and equipment, at cost, net  ..........   29,083
Other long-term liabilities, net ......................   (7,294)
                                                        ---------
                                                         $74,011
                                                        =========

   The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. The pro forma unaudited results of operations for the twelve months ended December 31, 1997 and 1996, respectively, assuming consummation of the purchases as of the beginning of each period, are as follows:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                               ----------------------
                                                  1997        1996
                                               ---------- ----------
Net sales.....................................  $544,140    $484,005
Income (loss) from from continuing
 operations...................................    14,569     (63,804)
Net income (loss).............................    33,857     (64,502)
Basic per share amounts:
 Income (loss) from continuing operations ....      1.32       (5.91)
 Net income (loss)............................      3.06       (5.97)
Diluted per share amounts:
 Income (loss) from continuing operations ....      1.28       (5.91)
 Net income (loss)............................      2.97       (5.97)

   Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of each period above.

 Sale of Discontinued Operations

   On September 30, 1997 the Company completed the sale of its Wear Resistance business for $96,000 which consisted of $88,500 in cash and $7,500 in the assumption of long-term liabilities. The net proceeds were used to reduce debt. The net assets of the Wear Resistance operations were classified as a current asset on the Consolidated Balance Sheets at December 31, 1996, and their financial results were reported separately as discontinued operations in the Consolidated Statements of Operations. The Company realized a net gain of $16,015 on this transaction, net of income taxes of $12,623.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    The components of net assets of discontinued operations included in the Consolidated Balance Sheet at December 31, 1996 are as follows:

 Accounts receivable, net.................... $ 17,819
Inventories.................................    16,660
Prepaid expenses and other..................       327
Property, plant and equipment, at cost,
 net........................................    14,323
Other noncurrent assets.....................     2,732
Accounts payable and accrued liabilities ...   (13,235)
Long-term obligations.......................    (8,518)
Other long-term liabilities.................      (653)
                                             ----------
                                              $ 29,455
                                             ==========

   On April 26, 1996, the Company completed the sale of substantially all of the assets of Coyne Cylinder Company ("Coyne"), and on June 27, 1996, the Company completed the sale of its Floor Maintenance business. Consideration received from these two transactions totaled $137,000 and consisted of $112,359 in cash and $24,641 in the assumption or elimination of certain liabilities. The Company realized a net gain of $8,480 on these two transactions, net of income taxes of $14,732. The net proceeds were used to reduce debt. The financial results of the Coyne and Floor Maintenance operations were reported separately as discontinued operations in the Consolidated Statements of Operations.

   Sales from the discontinued businesses totaled $76,163, $183,440 and $259,772 for the years ended December 31, 1997, 1996 and 1995, respectively. Certain expenses have been allocated to discontinued operations including interest expense, which was allocated on a ratio of earnings before interest, taxes, depreciation and amortization for the years presented. Interest expense allocated to discontinued operations was $2,048, $7,630 and $11,413 for the years ended December 31, 1997, 1996 and 1995, respectively. Income
(loss) from discontinued operations included in the accompanying Consolidated Statements of Operations include immaterial amounts of income taxes (see Note
11).

3. SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of Thermadyne and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current year presentation.

   Preparation of financial statements in conformity with generally accepted accounting principles requires certain estimates and assumptions be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Inventories -- Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $46,798 and $33,567 at December 31, 1997 and 1996, respectively.

   Property, Plant and Equipment -- Property, plant and equipment is carried at cost and is depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -25 years; and machinery and equipment -two to ten years.

   Deferred Financing Costs -- The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    Intangibles -- The excess of costs over the net tangible assets of businesses acquired consists of assembled work forces, customer and distributor relationships, patented and unpatented technology, and goodwill. In conjunction with the 1993 financial reorganization of the Company, assets and liabilities were revalued as of February 1, 1994. The assets were stated at their reorganization value which is defined as the fair value of the reorganized company (see Note 7). The portion of the reorganization value not attributable to specific assets was amortized over a three-year period. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions subsequent to the financial reorganization is amortized over 40 years.

   Income Taxes --The Company accounts for income taxes using the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax bases and carryforward items. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

   Revenue Recognition -- Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Costs and related expenses to manufacture cutting and welding products are recorded as cost of sales when the related revenue is recognized.

   Earnings Per Share -- In 1997, the Financial Account Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements. The effects of options, warrants and convertible securities have not been considered for the years ended December 31, 1996 and 1995 because the result would be antidilutive. All exchange arrangements contemplated by the Company's 1994 financial restructuring are assumed to have been completed.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          1997          1996         1995
                                                      ------------ ------------  ------------
Basic earnings per share amounts:
Income (loss) from continuing operations before
 extraordinary item..................................     $1.36        $(5.83)      $(12.97)
Discontinued operations .............................      1.73          0.28         (2.84)
Income (loss) before extraordinary item..............      3.09         (5.55)       (15.81)
Extraordinary item--loss on early extinguishment of
 long-term debt......................................        --         (0.34)           --
                                                      ------------ ------------  ------------
Net income (loss)....................................     $3.09        $(5.89)      $(15.81)
                                                      ============ ============  ============
Diluted earnings per share amounts:
Income (loss) from continuing operations before
 extraordinary item..................................     $1.33        $(5.83)      $(12.97)
Discontinued operations..............................      1.68          0.28         (2.84)
Income (loss) before extraordinary item..............      3.01         (5.55)       (15.81)
Extraordinary item--loss on early extinguishment of
 long-term debt......................................        --         (0.34)           --
                                                      ------------ ------------  ------------
Net income (loss)....................................     $3.01        $(5.89)      $(15.81)
                                                      ============ ============  ============
Weighted average shares--basic earnings per share  ..  11,072,088    10,797,261   10,168,817
Effect of dilutive securities:
  Employee stock options.............................    296,109         --           --
                                                      ------------ ------------  ------------
Weighted average shares--diluted earnings per share .  11,368,197    10,797,261   10,168,817
                                                      ============ ============  ============

   Stock Based Compensation -- The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and also through its Employee Stock Purchase Plan enables substantially all employees to purchase shares of common stock at a purchase price of 85% of the fair market value at specified dates. The Company accounts for these stock option grants in accordance with Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants.

   Statement of Cash Flows --For purposes of the statement of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these investments.

   The following table shows the interest and taxes paid during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                YEAR ENDED        YEAR ENDED         YEAR ENDED
            DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
            ----------------- -----------------  -----------------
Interest ..      $48,683            $48,581           $46,148
Taxes......       12,276             11,409             8,527

   Foreign Currency Translation -- Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in the component of shareholders' equity designated "Foreign currency translation." The Company's foreign operations are discussed in Note 13.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FASB 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. FASB 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

   Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information"("FASB 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. FASB 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

4. ACCOUNTS RECEIVABLE

   The Company has entered into a trade accounts receivable securitization agreement whereby it will sell on an ongoing basis, through December 28, 1999, participation interests in up to $50,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $28,305 and $22,629 at December 31, 1997 and 1996, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 50 basis points, per annum (approximately 6.48% at December 31, 1997). The fair value of accounts receivable approximates the carrying value.

   During the year ended December 31, 1997, the Company adopted FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125"). FASB 125 is required to be applied to transfers of assets occurring after January 1, 1997. The effect of adopting FASB 125 was immaterial.

5. INVENTORIES

   The composition of inventories at December 31, is as follows:

                    1997       1996
                 ---------- ---------
Raw materials ..  $ 19,903    $14,128
Work-in-process     30,743     21,248
Finished goods .    56,087     46,519
LIFO reserve ...    (1,598)    (2,353)
                 ---------- ---------
                  $105,135    $79,542
                 ========== =========

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

6. PROPERTY, PLANT AND EQUIPMENT

   The composition of property, plant and equipment at December 31, is as follows:

                                   1997        1996
                                ---------- ----------
Land...........................  $ 14,071    $ 16,320
Building.......................    33,748      22,048
Machinery and equipment........    68,008      59,749
Less: accumulated
 depreciation..................   (30,570)    (22,493)
                                ---------- ----------
                                 $ 85,257    $ 75,624
                                ========== ==========

   Assets recorded under capitalized leases were $17,663 ($14,432 net of accumulated depreciation) and $17,688 ($15,145 net of accumulated depreciation) at December 31, 1997 and 1996, respectively.

7. INTANGIBLES

   The composition of intangibles at December 31, is as follows:

                                           1997       1996
                                        --------- ----------
Goodwill...............................  $ 39,532   $ 36,322
Patented and unpatented technology ....       279     17,311
Customer and distributor
 relationships.........................        --     18,182
Other..................................     2,759      9,958
                                        --------- ----------
                                           42,570     81,773
Less: accumulated amortization.........    (8,600)   (19,128)
                                        --------- ----------
                                         $ 33,970   $ 62,645
                                        ========= ==========

   Prior to 1995, the Company assessed the recoverability of its identifiable intangible assets primarily based on its current and anticipated future undiscounted cash flows, which included disbursements for interest expense. In the fourth quarter of 1995, the Company early adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("FASB 121") and consequently revalued amounts capitalized for customer and distributor relationships and for patented and unpatented technology given recent fundamental changes in its core businesses. Based on this revaluation, the Company determined that assets with a carrying amount of $67,923 were impaired and wrote them down by $32,972 to their estimated fair value. Fair value was based on the estimated future cash flows to be generated by these assets, discounted at a market rate of interest. The writedown is included in the amortization of other intangibles line item on the Consolidated Statements of Operations. In the fourth quarter of 1996, the carrying value of intangible assets recorded in connection with the Company's financial reorganization was reduced by approximately $2,400 resulting from the initial recognition of the Company's net deferred tax asset. The carrying value of these intangibles was further reduced during 1997 by approximately $26,000 upon the recognition of net operating loss carryforward benefits and the sale of the Wear Resistance business.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

 8. LONG-TERM OBLIGATIONS

   The composition of long-term obligations at December 31, is as follows:

                                                              1997        1996
                                                          ----------- ----------
Domestic credit agreement................................   $ 41,500    $101,000
Australian credit agreement..............................     18,057      22,666
Senior notes, due May 1, 2002, 10.25% interest payable
 semiannually on May 1 and November 1....................     99,288      99,288
Subordinated notes, due November 1, 2003, 10.75%
 interest payable semiannually on May 1 and November 1 ..    179,321     179,321
Capital leases...........................................     17,630      17,405
Other....................................................      2,291       1,660
                                                          ----------- ----------
                                                             358,087     421,340
Less: Current maturities.................................     (4,912)     (4,205)
                                                          ----------- ----------
                                                            $353,175    $417,135
                                                          =========== ==========

   At December 31, 1997, the schedule of principal payments on long-term debt, excluding capital lease obligations, is as follows:

1998......... $  4,708
1999.........    2,705
2000.........    2,685
2001.........   41,544
2002.........   99,300
Thereafter ..  189,515

   On June 25, 1996 the Company amended and restated its domestic credit agreement (the "Domestic Facility") to a $250,000 revolving credit and letters of credit facility with a consortium of 22 banks. The term is five years and the banks' commitment reduces by $25,000 at the end of year three and by an additional $75,000 at the end of year four. At the Company's option, interest accrues at (i) the prime rate plus an applicable margin in the range of 0.5% -1.25% or, (ii) LIBOR plus an applicable margin in the range of 1.5% -2.25%. The applicable margin percentage is dependent upon the Company meeting certain financial conditions. At December 31, 1997 the prime rate was 8.5%. The facility contains financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures, and pay dividends. The facility is secured by the capital stock, personal and real property of the Company and a significant portion of its subsidiaries' capital stock and personal and real property. At December 31, 1997 the Company had $10,349 of standby letters of credit outstanding under its Domestic Facility. Unused borrowing capacity under the Domestic Facility was $198,151.

   The Australian credit agreement (the "Australian Facility") is denominated in Australian dollars ("A$") and expires on December 31, 2000. The Australian Facility consists of an A$15,000 term commitment and an A$22,000 revolving credit commitment. The Australian Facility bears interest at the Bank Bill Rate (as defined) plus a margin of 1.5% for the term commitment and 0.75% for the revolving credit commitment. At December 31, 1997 the Company's average applicable Bank Bill Rate (as defined) was 4.987%. Interest payment dates vary depending on the funding period selected by the Company. Total mandatory principal reductions under the term commitment for the remainder of its term are as follows: 1998 -A$3,000; 1999 -A$4,000; and 2000 -A$4,000. The facility requires the Company's Australian

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

subsidiary to comply with various financial covenants. The facility is secured by personal and real property of the Company's Australian subsidiary. At December 31, 1997 the Company had A$383 of letters of credit outstanding under the Australian Facility. Unused borrowing capacity under the Australian Facility was A$1,500.

   The indentures governing the senior notes and the subordinated notes restrict, subject to certain exceptions, the Company and its subsidiaries from incurring additional debt, paying dividends or making other distributions on or redeeming or repurchasing capital stock, making investments, loans or advances, disposing of assets, creating liens on assets and engaging in transactions with affiliates.

   The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair value of the senior notes and the subordinated notes was based on the most recent market information available, and is estimated to be 104.25% and 107.0% of their current carrying values at December 31, 1997, or $103,508 and $191,873, respectively. The fair values of the credit agreement and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

9. STOCK OPTIONS

   The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 5.5% and 6.4%; a dividend yield of 0.0% for each year presented; volatility factors of the expected market price of the Company's common stock of 0.38, 0.39 and 0.42; and a weighted-average expected life of the options of six years for each year presented.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          YEAR ENDED      YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                             1997            1996           1995
                                        -------------- --------------  --------------
Pro forma net income (loss)............     $32,239        $ (64,574)     $(161,588)
Pro forma net income (loss) per share:
  Basic................................        2.91           (5.98)         (15.89)
  Diluted..............................        2.84           (5.98)         (15.89)

   Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until future periods.

   The Company has three option plans for the grant of options to its employees and directors. The 1993 Management Option Plan (the "1993 Management Plan") provides for the grant of options to acquire up to 1,428,570 shares of common stock to key officers and employees of the Company or its affiliates. Grants under the 1993 Management Plan are exercisable in installments ranging from immediately on the date of grant to not later than five years from the date of grant. The Non-Employee Directors Plan (the "1995 Directors Plan") provides for the grant of options to acquire up to 50,000 shares of common stock to non-employee directors of the Company. Grants under the 1995 Directors Plan vest immediately on the date of grant. The 1996 Employee Stock Option Plan (the "1996 Employee Plan") initially provided for the grant of options to acquire up to 300,000 shares of common stock to employees of the Company. This plan was amended in 1996 to provide for the grant of options to acquire up to an additional 500,000 shares of common stock. Grants under the 1996 Employee Plan vest ratably over five years. All options granted under the three plans described above are non-qualified stock options granted at 100% of the fair market value on the grant dates.

   Information regarding stock options is summarized as follows:

                                            1997                          1996                           1995
                                ----------------------------- ----------------------------- -----------------------------
                                             WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                  OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                ----------- ----------------  ----------- ----------------  ----------- ----------------
Outstanding--beginning of
 year..........................     963,055       $14.27         913,000        $12.30        1,275,142       $12.00
Granted........................     217,200        27.00         340,000         17.85          203,000        13.39
Exercised......................     (87,255)       12.38        (169,054)        12.01         (452,840)       12.00
Forfeited......................     (31,783)       18.32        (120,891)        12.62         (112,302)       12.10
                                -----------                   -----------                   -----------
Outstanding--end of year ......   1,061,217        16.91         963,055         14.27          913,000        12.30
                                ===========                   ===========                   ===========
Exercisable at end of year:
  1993 Management Plan.........     430,399                      359,329                        262,666
  1995 Directors Plan..........      23,000                       24,000                             --
  1996 Employee Plan...........      39,355                           --                             --
Reserved for future grants:
  1993 Management Plan.........      15,704                       70,621                         82,730
  1995 Directors Plan..........      22,000                       26,000                         30,000
  1996 Employee Plan...........     470,500                       97,000                        300,000
Weighted-average fair value of
 options granted during the
 year..........................  $    13.14                    $    8.49                     $     6.88

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

 10. LEASES

   Future minimum lease payments related to continuing operations under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 are as follows:

                                                          CAPITAL    OPERATING
                                                           LEASE       LEASE
                                                        ---------- -----------
  1998 ................................................  $  3,470     $ 8,855
  1999.................................................     3,644       8,209
  2000.................................................     3,627       7,131
  2001.................................................     3,614       5,955
  2002.................................................     3,608       4,725
  Thereafter...........................................    49,735      31,111
                                                        ----------
Total minimum lease payments...........................    67,698
Less: amount representing interest.....................   (50,068)
                                                        ----------
Present value of net minimum lease payments, including
 current obligations of $204...........................  $ 17,630
                                                        ==========

   Rent expense under operating leases from continuing operations amounted to $9,358, $7,562 and $6,559 for the years ended December 31, 1997, 1996 and
1995, respectively.

11. INCOME TAXES

   Pre-tax income (losses) from continuing operations were taxed under the following jurisdictions:

                                         YEAR ENDED        YEAR ENDED         YEAR ENDED
                                     DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                                     ----------------- -----------------  -----------------
Domestic............................      $31,104           $(69,694)         $(123,954)
Foreign.............................       (2,560)             6,221                624
                                     ----------------- -----------------  -----------------
  Income (loss) before income
 taxes..............................      $28,544           $(63,473)         $(123,330)
                                     ================= =================  =================

   The provision (benefit) for income taxes charged to continuing operations is as follows:

                       YEAR ENDED        YEAR ENDED         YEAR ENDED
                   DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                   ----------------- -----------------  -----------------
Current:
  Federal.........      $11,014           $  8,091            $6,010
  Foreign.........        1,064              1,785             1,147
  State and
 local............          927              1,050             1,361
                   ----------------- -----------------  -----------------
   Total current .       13,005             10,926             8,518
                   ----------------- -----------------  -----------------
Deferred..........          470            (11,460)               --
                   ----------------- -----------------  -----------------
                        $13,475           $   (534)           $8,518
                   ================= =================  =================

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                  1997        1996
                                               ---------- ----------
Deferred tax assets:
  Post-employment benefits....................  $  9,214    $  8,915
  Accrued liabilities.........................     3,316       5,054
  Intangibles.................................    14,408       6,025
  Other.......................................        --         476
  Fixed assets................................     6,992          --
  Net operating loss carryforwards............    29,761      31,504
                                               ---------- ----------
   Total deferred tax assets..................    63,691      51,974
  Valuation allowance for deferred tax
 assets.......................................   (22,731)    (24,474)
                                               ---------- ----------
   Net deferred tax assets....................  $ 40,960    $ 27,500
                                               ---------- ----------
Deferred tax liabilities:
  Inventories.................................  $  4,562    $  4,923
  Other.......................................       846          --
  Property, plant and equipment...............        --         695
                                               ---------- ----------
   Total deferred tax liabilities.............     5,408       5,618
                                               ---------- ----------
   Net deferred tax asset.....................  $ 35,552    $ 21,882
                                               ========== ==========

   The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                              YEAR ENDED        YEAR ENDED         YEAR ENDED
                                          DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                                          ----------------- -----------------  -----------------
Tax at U.S. statutory rates..............      $ 9,991           $(22,216)          $(43,166)
Nondeductible goodwill amortization
 and other nondeductible expenses .......        2,048             28,877             37,500
Change in valuation allowance,
 recognition of net operating loss
 carryforward benefits and other  .......           --              6,318             12,370
Foreign tax rate differences and
 recognition of foreign tax loss
 benefits................................          833               (393)               929
State income taxes, net of federal tax
 benefit.................................          603                683                885
Initial recognition of net deferred tax
 asset...................................           --            (13,803)                --
                                          ----------------- -----------------  -----------------
                                               $13,475           $   (534)          $  8,518
                                          ================= =================  =================

   In the fourth quarter of 1996, the Company re-evaluated the realizability of the net deferred tax asset. As a result, a net deferred tax asset of approximately $22,000 was recorded on December 31, 1996. Of the total amount recorded, approximately $8,000 was reported as an adjustment to the carrying value of goodwill and other intangible assets. The balance was reported as a reduction to income tax expense. A

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

portion of the net adjustment for deferred taxes has been allocated to discontinued operations. The valuation allowance relates to net operating loss carryforwards existing on February 1, 1994, the effective date of the Company's financial reorganization.

   At December 31, 1997, the Company had net operating loss carryforwards of approximately $85,000 for U.S. income tax purposes that begin to expire in the year 2001. The consummation of the financial reorganization resulted in an ownership change under Section 382 of the Internal Revenue Code. As a result, the Company's utilization of these losses to offset future U.S. taxable income is limited to approximately $7,000 per year. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Entities in Reorganization Under the Bankruptcy Code", to the extent net operating losses that existed on the effective date of the Company's financial reorganization are recognized, the resulting tax benefit will be reported as a direct addition to paid-in capital.

   The Company's foreign subsidiaries have undistributed earnings at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

12. EMPLOYEE BENEFIT PLANS

   401(k) Retirement Plan -- The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make a matching contribution of 50% of the first 6% of the voluntary employee contribution. Total expense for this plan related to continuing operations was approximately $2,628, $2,585, and $1,897 for the years ended December 31, 1997, 1996 and 1995, respectively.

   Employee Stock Purchase Plan -- The Employee Stock Purchase Plan enables substantially all employees of the Company to purchase shares of common stock at a purchase price of 85% of the fair market value at specified dates. For plan year 1997 the plan was amended to change the plan year to a calendar year basis. For the plan year ended December 31, 1997, 1,098 employee participants purchased 82,085 shares at an aggregate purchase price of $1,989. For the plan year ended October 31, 1996, 1,090 employee participants purchased 145,584 shares at an aggregate purchase price of $2,119. In the initial plan year ended October 31, 1995, 1,502 employee participants purchased 252,925 shares at an aggregate purchase price of $2,327. A maximum of 1,000,000 shares is authorized for purchase under the plan.

   Other Postretirement Benefits -- The Company has several retirement plans covering both salaried and nonsalaried retired employees, which provide postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care plan is contributory, with retiree contributions adjusted annually as determined by the Company based on claim costs. The postretirement life insurance plan is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    The postretirement benefit plans' combined benefit obligations related to continuing operations at December 31, are as follows:

                                                            1997      1996
                                                         --------- --------
Accumulated postretirement benefit obligations:
  Retirees and surviving beneficiaries..................  $ 3,838   $ 5,156
  Active employees eligible to retire...................      720     1,420
  Active employees not yet eligible to retire ..........    7,452     9,411
  Unrecognized gain.....................................    9,428     6,237
  Unrecognized prior service cost.......................    1,927        64
                                                         --------- --------
  Unfunded accumulated postretirement benefit
 obligation   and accrued postretirement benefit cost ..  $23,365   $22,288
                                                         ========= ========

   Net periodic postretirement benefit cost from continuing operations included the following components:

                                                 YEAR ENDED        YEAR ENDED         YEAR ENDED
                                             DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                                             ----------------- -----------------  -----------------
Service cost-benefits attributed to service
 during the period..........................       $1,255            $1,365             $1,161
Interest cost on accumulated postretirement
 benefit obligation ........................        1,496             1,564              1,094
Loss (gain) from past experience different
 from that assumed and changes in
 assumptions................................           (1)             (198)              (131)
                                             ----------------- -----------------  -----------------
Net periodic postretirement benefit cost ...       $2,750            $2,731             $2,124
                                             ================= =================  =================

   In addition, for actuarial measurements purposes, the following assumptions and methods were used: annual discount rate of 7% (7% at January 1, 1997), medical claim cost trends with annual increases starting at 10.5% in 1996 and decreasing incrementally to 6% in 2011 and thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the medical cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $1,900 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997, by approximately $307. The Company uses the amortization method for recording gains or losses resulting from past experience different from that assumed and changes in assumptions.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    Pension Plans -The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. The following table sets forth the funded status of the defined benefit plans and the amounts recognized in the Company's consolidated financial statements:

   Actuarial present value of benefit obligations at December 31:

                                                           1997       1996
                                                        ---------- ---------
Vested benefit obligation..............................   $13,911    $13,476
Accumulated benefit obligation.........................    14,356     13,975
Projected benefit obligation...........................    14,356     13,975
Plan assets at fair value..............................    12,126     11,667
                                                        ---------- ---------
  Projected benefit obligation in excess of plan
 assets................................................    (2,230)    (2,308)
Unrecognized net loss..................................       (54)       358
Unrecognized prior service cost........................       122        145
Unrecognized net obligation at transition..............         2          5
Adjustment required to recognize minimum liability ....        --       (508)
                                                        ---------- ---------
  Accrued pension cost.................................   $(2,160)   $(2,308)
                                                        ========== =========

   Pension cost related to the defined benefit plans included the following components:

                                             YEAR ENDED        YEAR ENDED         YEAR ENDED
                                         DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                                         ----------------- -----------------  -----------------
Service cost-benefits earned during the
 period.................................       $  --             $    --           $    --
Interest cost on projected benefit
 obligation.............................         954                 930               930
Actual return on plan assets............        (977)             (1,135)           (1,025)
Net amortization and deferral...........          93                 369               313
                                         ----------------- -----------------  -----------------
Net pension expense.....................       $  70             $   164           $   218
                                         ================= =================  =================

   The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations ranged from 7% to 8%. The assumed rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 0%. The expected long-term rate of return on assets ranged from 7% to 8%. Plan assets consist principally of marketable equity securities and restricted and unrestricted debt securities. The Company's funding policy is to contribute annually an amount equal to meet the minimum funding standards of the Employee Retirement Income Security Act of 1974 as determined by the plans' actuary.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

 13. FOREIGN OPERATIONS

   The Company's continuing operations are primarily in the United States, Australia/Asia, Canada and Europe. Sales among geographic areas have been eliminated in consolidation. Financial data by geographic area is as follows:

                                         YEAR ENDED        YEAR ENDED         YEAR ENDED
                                     DECEMBER 31, 1997  DECEMBER 31, 1996 DECEMBER 31, 1995
                                     ----------------- -----------------  -----------------
Net sales:
  United States.....................      $333,871          $293,549           $273,106
  Australia/Asia....................       109,984           105,337              4,989
  Other foreign operations..........        76,585            40,858             38,683
                                     ----------------- -----------------  -----------------
                                          $520,440          $439,744           $316,778
                                     ================= =================  =================
Sales from United States to foreign
 operations.........................      $ 35,576          $ 30,932           $ 22,518
                                     ================= =================  =================
Export sales from United States ....      $ 33,668          $ 25,402           $ 23,782
                                     ================= =================  =================
Operating income (loss):
  United States.....................      $ 71,639          $(22,899)          $(80,103)
  Australia/Asia....................         2,304             5,689                143
  Other foreign operations..........         4,564             3,071              2,656
                                     ----------------- -----------------  -----------------
                                          $ 78,507          $(14,139)          $(77,304)
                                     ================= =================  =================
Identifiable assets:
  United States.....................      $194,216          $189,153           $280,146
  Australia/Asia....................       102,342           113,588              4,314
  Other foreign operations..........        57,969            21,209             59,077
  Discontinued operations...........            --            29,455             72,829
                                     ----------------- -----------------  -----------------
                                          $354,527          $353,405           $416,366
                                     ================= =================  =================

14. CONTINGENCIES

   Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the products liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

   The Company is party to an agreement with a financial institution to sell at face value up to a total of $25,000 of its long-term receivables. The product line that generated these long-term receivables has been divested, and consequently, no further sales will occur. Under the terms of this agreement, the Company is liable for a total of 20% of the aggregate receivables sold and this liability approximates $4,000. The Company has further retained collection and administrative responsibilities on behalf of the financial institution. The Company has a secured interest in the inventory sold under these long-term receivables which has been assigned to the financial institution. At December 31, 1997, approximately $3,666 in contracts subject to this agreement are outstanding. Management believes the allowance for doubtful accounts at December 31, 1997 will be adequate for all uncollectible receivables.

                       THERMADYNE HOLDINGS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE DATA)

 15. SUPPLEMENTARY UNAUDITED QUARTERLY DATA

                                          FIRST      SECOND      THIRD       FOURTH
                                         QUARTER    QUARTER     QUARTER     QUARTER       TOTAL
                                       ---------- ----------  ---------- ------------  ----------
Year ended December 31, 1997:
  Net sales...........................  $117,751    $135,175   $131,902     $135,612    $520,440
  Gross profit .......................    47,409      52,630     51,007       49,274     200,320
  Income from continuing operations ..     3,932       5,581      4,045        1,511      15,069
  Net income (loss)...................     4,968       6,783     22,995         (489)     34,257
  Basic per share amounts:
    Income from continuing
 operations...........................      0.36        0.50       0.36         0.14        1.36
    Net income (loss).................      0.45        0.61       2.07        (0.04)       3.09
  Diluted per share amounts:
    Income from continuing
 operations...........................      0.35        0.49       0.35         0.13        1.33
    Net income (loss).................      0.44        0.60       2.02        (0.04)       3.01
Year ended December 31, 1996:
  Net sales...........................  $102,233    $116,120   $110,820     $110,571    $439,744
  Gross profit........................    42,604      47,236     45,478       44,591     179,909
  Loss from continuing operations ....   (20,667)    (20,657)   (17,152)      (4,463)    (62,939)
  Net loss............................   (21,867)    (16,386)   (19,616)      (5,768)(1) (63,637)
  Basic per share amounts:
    Loss from continuing operations ..     (1.93)      (1.92)     (1.59)       (0.41)      (5.83)
    Net loss..........................     (2.04)      (1.53)     (1.82)       (0.53)      (5.89)
  Diluted per share amounts:
    Loss from continuing operations ..     (1.93)      (1.92)     (1.59)       (0.41)      (5.83)
    Net loss..........................     (2.04)      (1.53)     (1.82)       (0.53)      (5.89)

------------
(1)    Reflects recognition of net deferred tax assets (see Note 11).

                                  SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 1998

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

            NAME                            TITLE                          DATE
--------------------------  ------------------------------------- ---------------------
 /s/RANDALL E. CURRAN          Chairman of the Board, President, and February 20, 1998
 --------------------------    Chief Executive Officer (principal
 Randall E. Curran             executive officer)

 /s/ JAMES H. TATE             Director, Senior Vice President and   February 20, 1998
 --------------------------    Chief Financial Officer (principal
        James H. Tate          financial and accounting officer)

 /s/RICHARD L. BERGER          Director                              February 20, 1998
 --------------------------
      Richard L. Berger

 /s/FLETCHER L. BYROM          Director                              February 20, 1998
 --------------------------
      Fletcher L. Byrom

 /s/HENRY L. DRUKER            Director                              February 20, 1998
 --------------------------
       Henry L. Druker

 /s/TALTON R. EMBRY            Director                               February 20, 1998
 --------------------------
       Talton R. Embry

 /s/CHARLES F. MORAN           Director                               February 20, 1998
 --------------------------
      Charles F. Moran

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

   We have audited the consolidated financial statements of Thermadyne Holdings Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 5, 1998. Our audits also included the accompanying financial statement schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG LLP
Orange County, California
February 5, 1998

                                                                   SCHEDULE II


                        THERMADYNE HOLDING CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                          COLLECTION
                                  BALANCE AT                             OF PREVIOUSLY     EFFECT OF    BALANCE AT
                                 BEGINNING OF                             WRITTEN OFF    DISCONTINUED     END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS     PERIOD      PROVISION   WRITEOFFS      ACCOUNTS       OPERATIONS      PERIOD
-------------------------------  ------------ -----------  ----------- ---------------  -------------- -----------
Year ended December 31, 1997  ..    $1,649       $  875        $315           $ 8           $    0        $2,217
Year ended December 31, 1996  ..     1,888          975         785            57              486         1,649
Year ended December 31, 1995  ..     2,565        1,205         621            21            1,282         1,888

                              INDEX TO EXHIBITS

   EXHIBIT
     NO.           EXHIBIT
-----------  ----- -------------------------------------------------------------------------------------------
     2.1     --    First Amended and Restated Plan of Reorganization of TDII Company under Chapter 11 of the
                   Bankruptcy Code, confirmed by the United States Bankruptcy Court, District of Delaware, on
                   January 18, 1994. (1)
     2.2     --    Agreement and Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings
                   Corporation and Mercury Acquisition Corporation. (2)
     2.3     --    Voting Agreement, dated January 20, 1998, among Thermadyne Holdings Corporation, Mercury
                   Acquisition Corporation and Fidelity Capital & Income Fund. (2)
     2.4     --    Voting Agreement, dated January 20, 1998, among Thermadyne Holdings Corporation, Mercury
                   Acquisition Corporation and Magten Asset Management Corp. (2)
     2.5     --    Amendment to Voting Agreement, dated February 20, 1998, among Thermadyne Holdings
                   Corporation, Mercury Acquisition Corporation and Magten Asset Management Corp.*
     3.1     --    Restated Certificate of Incorporation of Thermadyne Holdings Corporation. (1)
     3.2     --    Amended and Restated Bylaws of Thermadyne Holdings Corporation. (1)
     4.1     --    Indenture, dated as of February 1, 1994, between Thermadyne Holdings Corporation and IBJ
                   Schroder Bank and Trust Company, as Trustee, with respect to $129,288,000 principal amount of 10.75% Senior Notes Due May 1, 2002. (1)
     4.2     --    Form of Senior Note (included in Exhibit 4.1). (1)
     4.3     --    Indenture, dated as of February 1, 1994, between Thermadyne Holdings Corporation and
                   Chemical Bank, as Trustee, with respect to $179,321,000 principal amount of the Senior
                   Subordinated Notes Due November 1, 2003. (1)
     4.4     --    Form of Senior Subordinated Note (included in Exhibit 4.3). (1)
    10.1+    --    1993 Management Option Plan, dated as of February 1, 1994, executed by Thermadyne Holdings
                   Corporation. (1)
    10.2     --    Registration Rights Agreement, dated as of January 18, 1994, among Thermadyne Holdings
                   Corporation and the holders listed on the signature pages thereto. (1)
    10.3     --    Omnibus Agreement, dated as of June 3, 1988, among Palco Acquisition Company (now
                   Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment
                   Company. (3)
    10.4     --    Escrow Agreement, dated as of August 11, 1988, among National Warehouse Investment Company,
                   Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow
                   Services, Inc. (3)
    10.5     --    Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between
                   National Warehouse Investment Company and Tweco Products, Inc., as amended by First
                   Amendment to Amended and Restated Industrial Real Property Lease dated as of January 20,
                   1989. (3)
    10.6     --    Schedule of substantially identical lease agreements. (3)
    10.7     --    Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco
                   Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National
                   Warehouse Investment Company. (3)
    10.8     --    Schedule of substantially identical lease guaranties. (3)
   EXHIBIT
     NO.           EXHIBIT
-----------  ----- -------------------------------------------------------------------------------------------
   10.9      --    Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling
                   Green-Warren County Industrial Park Authority, Inc. (3)
   10.10     --    Lease Agreement, dated as of February 15, 1985, as amended, between Stoody Deloro Stellite,
                   Inc. and Corporate Property Associates 6. (3)
   10.11+    --    Third Amended and Restated Thermadyne Holdings Corporation 1994 Employee Stock Purchase
                   Plan.*
   10.12+    --    First Amendment to Third Amended and Restated Thermadyne Holdings Corporation 1994 Employee
                   Stock Purchase Plan.*
   10.13     --    Receivables Purchase Agreement, dated as of December 28, 1994, among Thermadyne
                   Receivables, Inc., as Transferor, and NationsBank of Virginia, N.A., as Trustee. (4)
   10.14     --    Purchase Agreement, dated as of August 2, 1994, between Coyne Cylinder Company and BA
                   Credit Corporation. (4)
   10.15     --    Sublease Agreement, dated as of April 7, 1994, between Stoody Deloro Stellite, Inc., and
                   Swat, Inc. (4)
   10.16     --    Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty Limited, Byron Holdings Limited, Thermadyne Holdings Corporation, and
                   Thermadyne Australia Pty Limited relating to the sale of the Cigweld Business. (5)
   10.17     --    Sublease Agreement, dated March 15, 1993, by and between Stoody Deloro Stellite, Inc. and
                   Lima Transportation. (6)
   10.18     --    First Amendment to Standard Industrial Lease, dated June 27, 1995, by and between Stoody
                   Deloro Stellite, Inc. and Lima Transportation. (6)
   10.19+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and R.
                   Dozier Maddox. (7)
   10.20+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and John D.
                   McCulloch. (7)
   10.21+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Michael
                   E. Mahoney. (7)
   10.22+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Gerald
                   A. Nicholson. (7)
   10.23+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Thomas
                   C. Drury. (7)
   10.24+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and
                   Stephanie N. Josephson. (7)
   10.25+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and James H.
                   Tate. (7)
   10.26+    --    Agreement, dated July 19, 1996, by and between Thermadyne Holdings Corporation and Randall
                   E. Curran. (7)
   10.27+    --    Executive Employment Agreement, dated as of November 1, 1996, by and among Thermadyne
                   Holdings Corporation, the companies listed on the signature pages thereof and James H.
                   Tate. (7)
   10.28+    --    Executive Employment Agreement, dated as of November 1, 1996, by and among Thermadyne
                   Holdings Corporation, the companies listed on the signature pages thereof and Randall E.
                   Curran. (7)

   EXHIBIT
     NO.           EXHIBIT
-----------  ----- -------------------------------------------------------------------------------------------
   10.29+    --    Amendment to Executive Employment Agreement dated April 24, 1997, by and between Thermadyne
                   Holdings Corporation and Randall E. Curran.*
   10.30+    --    1996 Employee Stock Option Plan. (8)
   10.31+    --    Amendment to 1996 Employee Stock Option Plan. (9)
   10.32+    --    Non-Employee Directors Stock Option Plan. (8)
   10.33     --    Amended and Restated Credit Agreement, dated as of June 25, 1996, by and among Thermadyne
                   Holdings Corporation, various lending institutions and Bankers Trust Company, as Agent.
                   (10)
   10.34     --    First Amendment, dated July 17, 1996, to the Amended and Restated Credit Agreement, dated as of June 25, 1996, by and among Thermadyne Holdings Corporation, various lending institutions and Bankers Trust Company, as Agent. (7)
   10.35     --    Sixth Variation Agreement, Syndicated Credit Agreement, dated January 18, 1996, between
                   Comweld Group Pty. Ltd., Duxtech Pty. Limited, Quetack Pty. Limited, Quetala Pty. Limited,
                   Thermadyne Australia Pty. Limited, various financial institutions and BT Management
                   Services Pty. Ltd. (7)
   10.36     --    Rights Agreement dated as of May 1, 1997, between Thermadyne Holdings Corporation and
                   BankBoston, N.A., as Rights Agent. (11)
   10.37     --    First Amendment to Rights Agreement, dated January 20, 1998, between Thermadyne Holdings
                   Corporation and BankBoston, N.A. (2)
   10.38+    --    Agreement, dated September 22, 1997, by and between Thermadyne Holdings Corporation and
                   James R. Delaney.*
   21.1      --    Subsidiaries of Thermadyne Holdings Corporation.*
   23.1      --    Consent of Ernst & Young LLP, Independent Auditors.*
   27.1      --    Financial Data Schedule.*

------------
+       Indicates a management contract or compensatory plan or arrangement.

*       Filed herewith.