Form 10-Q
period 1998-03-31
THERMADYNE HOLDINGS CORP /DE
filed 1998-05-15
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    -------------------

                         Commission file number 0-23378
                                                -------

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                           74-2482571
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

101 S. Hanley, St. Louis, MO                                    63105
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

     The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of May 1, 1998 was 11,217,233.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets ......................................... 3
         Consolidated Statements of Income ................................... 4
         Consolidated Statements of Cash Flows ............................... 5
         Notes to Consolidated Financial Statements ........................ 6-8

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations .........9-10


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .......................... 11


SIGNATURES .................................................................. 12

                         THERMADYNE HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         March 31,     December 31,
                                                                           1998            1997
                                                                         ---------      ---------
                                                                        (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                       $     173      $   1,481
         Accounts receivable, less allowance for
           doubtful accounts of $2,278 and
           $2,217, respectively                                             82,171         76,847
         Inventories                                                       118,966        105,135
         Prepaid expenses and other                                          8,316          8,534
                                                                         ---------      ---------
           Total current assets                                            209,626        191,997
Property, plant and equipment, at cost, net                                 86,025         85,257
Deferred financing costs, net                                                5,550          5,754
Intangibles, at cost, net                                                   33,797         33,970
Deferred income taxes                                                       35,551         35,552
Other assets                                                                 1,893          1,997
                                                                         ---------      ---------
           Total assets                                                  $ 372,442      $ 354,527
                                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                                $  49,906      $  55,390
         Accrued and other liabilities                                      26,478         32,697
         Accrued interest                                                   12,976          5,680
         Income taxes payable                                                9,725          4,769
         Current maturities of long-term obligations                         6,256          4,912
                                                                         ---------      ---------
           Total current liabilities                                       105,341        103,448
Long-term obligations, less current maturities                             364,160        353,175
Other long-term liabilities                                                 59,718         60,751
Shareholders' equity (deficit):
         Common stock, $.01 par value, 25,000,000
           shares authorized, 11,217,233 and 11,189,675 shares
           issued and outstanding at March 31, 1998 and
           December 31, 1997, respectively                                     112            112
         Additional paid-in capital                                        149,358        149,023
         Accumulated deficit                                              (293,399)      (299,208)
         Foreign currency translation                                      (12,848)       (12,774)
                                                                         ---------      ---------
           Total shareholders' deficit                                    (156,777)      (162,847)
                                                                         ---------      ---------
           Total liabilities and shareholders' deficit                   $ 372,442      $ 354,527
                                                                         =========      =========


           See accompanying notes to consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)


                                                                    Three Months    Three Months
                                                                       Ended           Ended
                                                                   March 31, 1998  March 31, 1997
                                                                   --------------  --------------
Net sales                                                           $ 131,829      $ 117,751
Operating expenses:
         Cost of goods sold                                            81,784         70,342
         Selling, general and administrative expenses                  27,064         26,270
         Amortization of goodwill                                         382            357
         Amortization of other intangibles                                518          1,692
         Net periodic postretirement benefits                             650            585
                                                                    ---------      ---------
Operating income                                                       21,431         18,505
Other expense:
         Interest expense                                             (10,834)       (11,538)
         Amortization of deferred financing costs                        (370)          (460)
         Other, net                                                       166            406
                                                                    ---------      ---------
Income from continuing operations before income tax
         provision                                                     10,393          6,913
Income tax provision                                                    4,584          2,981
                                                                    ---------      ---------
Income from continuing operations                                       5,809          3,932
Discontinued operations:
         Gain from discontinued operations, net of income taxes            --          1,036
                                                                    ---------      ---------
Net income                                                          $   5,809      $   4,968
                                                                    =========      =========

Basic earnings per share amounts:
         Income from continuing operations                          $    0.52      $    0.36
         Net income                                                      0.52           0.45

Diluted earnings per share amounts:
         Income from continuing operations                               0.50           0.35
         Net income                                                      0.50           0.44


          See accompanying notes to consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                          Three Months     Three Months
                                                                              Ended            Ended
                                                                          March 31, 1998   March 31, 1997
                                                                          --------------   --------------
Cash flows provided by (used in) operating activities:
     Net income                                                            $  5,809          $  4,968
     Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
        Net periodic postretirement benefits                                    650               585
        Depreciation                                                          3,556             2,876
        Amortization of goodwill                                                382               357
        Amortization of other intangibles                                       518             1,692
        Amortization of deferred financing costs                                370               460
        Recognition of net operating loss carryforwards                        --                 586
        Deferred income taxes                                                  --                (586)
        Noncash charges for discontinued operations                            --                 565
Changes in operating assets and liabilities:
        Accounts receivable                                                  (6,179)           (2,577)
        Inventories                                                         (13,502)           (4,625)
        Prepaid expenses and other                                              (52)             (334)
        Accounts payable                                                     (5,347)              358
        Accrued and other liabilities                                        (6,246)           (7,762)
        Accrued interest                                                      7,370             7,249
        Income taxes payable                                                  5,098            (1,513)
        Other long-term liabilities                                          (1,562)             (321)
        Discontinued operations                                                --                 903
                                                                           --------          --------
          Total adjustments                                                 (14,944)           (2,087)
                                                                           --------          --------
              Net cash provided by (used in) operating activities            (9,135)            2,881
                                                                           --------          --------
Cash flows provided by (used in) investing activities:
        Capital expenditures, net                                            (3,756)           (2,395)
        Change in other assets                                                 (349)            8,512
        Acquisitions, net of cash                                              (640)          (27,755)
        Investing activities of discontinued operations                        --                (570)
                                                                           --------          --------
              Net cash used in investing activities                          (4,745)          (22,208)
                                                                           --------          --------
Cash flows provided by (used in) financing activities:
        Change in long-term receivables                                         263                17
        Repayment of long-term obligations                                  (10,592)           (9,928)
        Borrowing of long-term obligations                                   22,370            33,683
        Issuance of common stock                                                335               436
        Change in accounts receivable securitization                            376             4,631
        Financing activities of discontinued operations                          --            (1,227)
        Other                                                                  (180)           (2,168)
                                                                           --------          --------
              Net cash provided by financing activities                      12,572            25,444
                                                                           --------          --------
Net increase (decrease) in cash and cash equivalents                         (1,308)            6,117
Cash and cash equivalents at beginning of period                              1,481             1,420
                                                                           --------          --------
Cash and cash equivalents at end of period                                 $    173          $  7,537
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


         See accompanying notes to consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements reflect all material adjustments (only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                       Three Months     Three Months
                          Ended             Ended
                       March 31, 1998   March 31, 1997
                       --------------   --------------
Interest               $ 3,538             $ 4,561
Taxes                     (624)              3,801


         EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FASB 128"). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earning per share amounts for all periods have been presented to conform to the Statement 128 requirements. All exchange arrangements contemplated by the Company's 1994 financial restructuring are assumed to have been completed.

                                                            Three Months      Three Months
                                                               Ended              Ended
                                                            March 31, 1998    March 31, 1997
Basic earnings per share amounts:
Income from continuing operations                            $     0.52         $     0.36
Discontinued operations                                             --                0.09
                                                             ----------         ----------
Net income                                                   $     0.52         $     0.45
                                                             ==========         ==========

Diluted earnings per share amounts:
Income from continuing operations                            $     0.50         $     0.35
Discontinued operations                                             --                0.09
                                                             ----------         ----------
Net income                                                   $     0.50         $     0.44
                                                             ==========         ==========

Weighted average shares - basic earnings per share           11,208,536         11,028,126
Effect of dilutive securities:
   Employee stock options                                       328,064            287,571
                                                             ----------         ----------
Weighted average shares - diluted earnings per share         11,536,600         11,315,697
                                                             ==========         ==========


2.       INVENTORIES

         The composition of inventories at March 31, 1998 was as follows:


                          Raw materials       $  20,612
                          Work-in-process        25,874
                          Finished goods         73,240
                          LIFO Reserve             (760)

                                              ---------
                                Total         $ 118,966
                                              =========



3.       MERGER WITH MERCURY ACQUISITION CORPORATION

         On January 20, 1998, the Company and Mercury Acquisition Corporation ("Mercury") an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJ"), entered into a definitive merger agreement (the "Merger Agreement"). Under the terms of the Merger Agreement, Mercury will merge with and into the Company, and, subject to the following sentence, the holders of each share of the Company's common stock can elect to receive $34.50 in cash for such share or to retain such share in the merged Company. In any event, holders will be required to retain 485,010 shares, or approximately 4.3%, of the Company's common stock outstanding immediately prior to the merger. In addition, DLJ has entered into voting agreements with Magten Asset Management (on behalf of itself and certain of its clients) and Fidelity Capital and Income Fund, pursuant to which these current shareholders, subject to certain conditions, have agreed to vote in favor of the merger 5,942,708 shares of the Company's common stock owned by them. These shares represent approximately 53% of the Company's common stock outstanding on December 31, 1997.

         That proposed merger, which will be recorded as a recapitalization for accounting purposes, is subject to a number of conditions, including regulatory approvals and approval by Company shareholders. The transaction is estimated to have an aggregate value of approximately $790 million, including refinancing of the Company's existing revolving credit facility and senior and subordinated notes. The Company expects the merger to close by June 30, 1998.

         As a result of the proposed merger, the Company and Mercury will incur various costs, currently estimated to range between $50 million and $60 million, on a pretax basis, in connection with consummating the transaction. These costs consist primarily of professional fees, registration costs, compensation costs and other expenses. Although the exact timing, nature and amount of these merger transaction costs are subject to change, the Company expects that a one-time charge for these costs will be recorded in the quarter during which the merger in consummated.

4.       RECENT ACCOUNTING PRONOUNCEMENT

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         During the first quarter of 1998 and 1997, total comprehensive income amounted to $5,735 and $1,724.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles and net periodic postretirement benefits expense and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income
(loss) and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

RESULTS OF OPERATIONS

Three Months ended March 31, 1998 compared to Three Months ended March 31, 1997

         Net sales were $131.8 million for the three months ended March 31, 1998 compared to $117.8 million for the three months ended March 31, 1997, an increase of 12.0%. Domestic sales for the first three months of 1998 were up 20.3% (10.5% excluding acquisitions) over the same period of a year ago. International sales increased approximately 1.0% overall despite the continuing economic turmoil in Asia. Europe, Latin America and the Middle East regions all recorded significant increases over the prior year.

         Cost of goods sold as a percentage of sales for the quarter ended March 31, 1998 was 62.0% compared to 59.7% for the quarter ended March 31, 1997. This increase is the result of recent acquisitions which generally carry a somewhat lower average gross margin than the Company's existing businesses, and sales mix as the Company expands its product offering to include items in more price-competitive markets.

         Selling, general and administrative expenses were $27.1 million for the first three months of 1998, an increase of $0.8 million, or 3.0% over the first three months of 1997. As a percentage of sales, selling, general and administrative expenses were 20.5% for the three months ended March 31, 1998 and 22.3% for the three months ended March 31, 1997. This improvement is due in part to the Company's growth in sales as a portion of its costs are fixed in nature as well as the realization of savings from a cost reduction program the Company initiated in December 1997.

         Interest expense decreased from $11.5 million in the first quarter of 1997 to $10.8 million in the first quarter of 1998, a decrease of $0.7 million or 6.1%. This is largely the result of lower debt levels in 1998 compared to 1997.

         Income tax provision was $4.6 million on pre-tax income of $10.4 million for the three months ended March 31, 1998, compared to an income tax provision of $3.0 million on pre-tax income of $6.9 million for the three months ended March 31, 1997.

         Adjusted EBITDA was $26.5 million for the quarter ended March 31, 1998 compared to $24.0 million for the quarter ended March 31, 1997, an increase of $2.5 million or 10.5%.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital and Cash Flows. Cash used in operating activities was $9.1 million for the first quarter of 1998, a decrease of $12.0 million from the first quarter of 1997 in which cash flow from operations provided $2.9 million. This use of cash by operating activities is the result of a net increase in operating assets and liabilities of $12.9 million. Net cash used in investing activities decreased from $22.2 million in the first quarter of 1997 to $4.7 million in the first quarter of 1998. Cash used for acquisitions decreased $27.1 million and was offset by an increase in capital expenditures of $1.4 million and a decrease in cash provided by other assets of $8.9 million. Cash provided by financing activities decreased $12.9 million to $12.6 million for the quarter ended March 31, 1998 from $25.4 million for the quarter ended March 31, 1997. Net borrowings of long-term debt decreased $12.0 million in a comparison of these same periods. In addition, the accounts receivable securitization program provided $4.3 million less in the first three months of 1998 compared to 1997, while financing activities of discontinued operations and other financing activities used $1.2 million and $2.0 million less in the first quarter of 1998, respectively.

         Liquidity. The major uses of cash in the remainder of 1998 are expected to be for debt service requirements, capital expenditures and tax payments. Management believes that cash from operating activities, together with available borrowings under its revolving credit facility, if necessary, will be sufficient to permit the Company to meet these financial obligations.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:
                  27 - Financial Data Schedule

         b)       Reports on Form 8-K.

                  A Current Report on Form 8-K dated January 21, 1998 was filed by the Company regarding its merger with an affiliate of DLJ Merchant Banking Partners II.

                  A Current Report on Form 8-K/A dated February 23, 1998 was filed by the Company regarding its merger with an affiliate of DLJ Merchant Banking Partners II.

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






Date:  May 15, 1998
     --------------

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27                 Financial Data Schedule