Form 10-Q
period 1998-06-30
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 1998-08-14
CIK 850660, 1063381, 1063382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              --------------------------------------------------
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

                         Commission file number    0-23378
                                               --------------

             Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                          74-2482571
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

                        Commission file number   333-57457
                                               --------------

             Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                          74-2878452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

                        Commission file number   333-57457
                                               --------------

             Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                          74-2878453
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

101 S. Hanley, St. Louis, MO                                         63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code       314/721-5573
                                                  -----------------------------

         Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  [X]      No
                                                         -----       ----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      Yes  [X]      No
                                                          -----       ----

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of August 12, 1998 was 3,236,898.

         Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction H(1) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX


 PART I - FINANCIAL INFORMATION

    Item 1.    Condensed Consolidated Financial Statements of
               Thermadyne Holdings Corporation

               Condensed Consolidated Balance Sheets.............................................3
               Condensed Consolidated Statements of Operations...................................4
               Condensed Consolidated Statements of Cash Flows...................................5
               Notes to Condensed Consolidated Financial Statements...........................6-13

               Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

               Condensed Consolidated Balance Sheets............................................14
               Condensed Consolidated Statements of Operations..................................15
               Condensed Consolidated Statements of Cash Flows..................................16
               Notes to Condensed Consolidated Financial Statements..........................17-28

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations............................. 29-33



PART II - OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders .............................34

    Item 6.    Exhibits and Reports on Form 8-K ................................................34


SIGNATURES...................................................................................35-37

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     June 30,       December 31,
                                                                                       1998            1997
                                                                                    ---------      ------------
                                                                                   (Unaudited)
         ASSETS

         Current Assets:
              Cash and cash equivalents                                             $  10,838      $   1,481
              Accounts receivable, less allowance for
                doubtful accounts of $2,263  and
                $2,217, respectively                                                   86,615         76,847
              Inventories                                                             122,756        105,135
              Prepaid expenses and other                                                7,985          8,534
                                                                                    ---------      ---------
                Total current assets                                                  228,194        191,997
         Property, plant and equipment, at cost, net                                   84,106         85,257
         Deferred financing costs, net                                                 24,768          5,754
         Intangibles, at cost, net                                                     31,235         33,970
         Deferred income taxes                                                         40,827         35,552
         Other assets                                                                   4,090          1,997
                                                                                    ---------      ---------
                Total assets                                                        $ 413,220      $ 354,527
                                                                                    =========      =========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

         Current Liabilities:
              Accounts payable                                                      $  47,289      $  55,390
              Accrued and other liabilities                                            28,754         32,697
              Accrued interest                                                          3,347          5,680
              Income taxes payable                                                      3,019          4,769
              Current maturities of long-term obligations                               7,205          4,912
                                                                                    ---------      ---------
              Total current liabilities                                                89,614        103,448
         Long-term obligations, less current maturities                               686,706        353,175
         Other long-term liabilities                                                   59,232         60,751
         Redeemable preferred stock (paid in kind), $0.01 par value, 15,000,000 shares authorized and 2,000,000 shares
           outstanding at June 30, 1998                                                50,704             --
         Shareholders' deficit:
              Common stock, $0.01 par value, 30,000,000 and 25,000,000 shares authorized, and 3,236,898 and 11,189,675 shares issued and outstanding at June 30, 1998 and
                December 31, 1997, respectively                                            32            112
              Additional paid-in capital                                             (113,495)       149,023
              Accumulated deficit                                                    (340,626)      (299,208)
              Management loans                                                         (3,632)            --
              Accumulated other comprehensive income                                  (15,315)       (12,774)
                                                                                    ---------      ---------
               Total shareholders' deficit                                           (473,036)      (162,847)
                                                                                    ---------      ---------
               Total liabilities and shareholders' deficit                          $ 413,220      $ 354,527
                                                                                    =========      =========

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months    Three Months     Six Months      Six Months
                                                                     Ended           Ended           Ended           Ended
                                                                 June 30, 1998    June 30, 1997   June 30, 1998  June 30, 1997
                                                                 -------------    -------------   -------------  -------------
Net sales                                                           $ 135,709      $ 135,175      $ 267,538      $ 252,926
Operating expenses:
   Cost of goods sold                                                  84,337         82,545        166,121        152,887
   Selling, general and administrative expenses                        69,527         27,308         96,591         53,578
   Amortization of intangibles                                            957          2,030          1,857          4,079
   Net periodic postretirement benefits                                   450            585          1,100          1,170
                                                                    ---------      ---------      ---------      ---------
Operating income (loss)                                               (19,562)        22,707          1,869         41,212
Other income (expense):
   Interest expense                                                   (13,897)       (11,969)       (24,731)       (23,507)
   Amortization of deferred financing costs                              (540)          (378)          (910)          (838)
   Other, net                                                          (1,140)          (258)          (974)           148
                                                                    ---------      ---------      ---------      ---------
 Income (loss) from continuing operations before income
   tax provision and extraordinary item                               (35,139)        10,102        (24,746)        17,015
Income tax provision (benefit)                                         (3,049)         4,521          1,535          7,502
                                                                    ---------      ---------      ---------      ---------
Income (loss) from continuing operations before
   extraordinary item                                                 (32,090)         5,581        (26,281)         9,513
Discontinued operations:
   Gain from discontinued operations, net of income taxes                  --          1,202             --          2,238
                                                                    ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                               (32,090)         6,783        (26,281)        11,751
Extraordinary item - loss on early extinguishment of debt,
   net of tax benefit of $8,151                                       (15,137)            --        (15,137)            --
                                                                    ---------      ---------      ---------      ---------
Net income (loss)                                                     (47,227)         6,783        (41,418)        11,751
Preferred stock dividends (paid in kind)                                  704             --            704             --
                                                                    ---------      ---------      ---------      ---------
Net income (loss) applicable to common shares                       $ (47,931)     $   6,783      $ (42,122)     $  11,751
                                                                    =========      =========      =========      =========

Basic earnings per share amounts applicable to common shares:
   Income (loss) from continuing operations                            ($4.25)     $    0.50         ($2.86)     $    0.86
   Net income (loss)                                                   ($6.22)     $    0.61         ($4.46)     $    1.06
Diluted earnings per share amounts applicable to common shares:
   Income (loss) from continuing operations                            ($4.25)     $    0.49         ($2.86)     $    0.84
   Net income (loss)                                                   ($6.22)     $    0.60         ($4.46)     $    1.04

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                              June 30, 1998   June 30, 1997
                                                              -------------   -------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                           $ (41,418)     $ 11,751
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Net periodic postretirement benefits                          1,100         1,170
     Depreciation                                                  7,112         5,960
     Amortization of intangibles                                   1,857         4,079
     Non-cash interest expense                                     1,286            --
     Amortization of deferred financing costs                        910           838
     Recognition of net operating loss carryforwards                  --         1,171
     Deferred income taxes                                        (5,240)       (1,171)
     Issuance of common stock warrants                            12,190            --
     Extraordinary item                                           (2,272)           --
     Noncash charges for discontinued operations                      --         1,121
Changes in operating assets and liabilities:
     Accounts receivable                                          (9,989)      (11,674)
     Inventories                                                 (20,780)      (11,255)
     Prepaid expenses and other                                     (916)         (252)
     Accounts payable                                             (6,892)        8,634
     Accrued and other liabilities                                (4,124)       (6,572)
     Accrued interest                                             (2,198)         (276)
     Income taxes payable                                          6,265        (1,521)
     Other long-term liabilities                                  (2,046)         (809)
     Discontinued operations                                          --           159
                                                               ---------      --------
     Total adjustments                                           (23,737)      (10,398)
                                                               ---------      --------
       Net cash provided by used in operating activities         (65,155)        1,353
                                                               ---------      --------
Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                    (8,466)       (6,794)
     Change in other assets                                         (465)        6,348
     Acquisitions, net of cash                                    (3,654)      (27,755)
     Investing activities of discontinued operations                  --        (1,401)
                                                               ---------      --------
       Net cash used in investing activities                     (12,585)      (29,602)
                                                               ---------      --------
Cash flows provided by (used in) financing activities:
     Change in long-term receivables                                 449             6
     Repayment of long-term obligations                         (390,002)      (18,953)
     Borrowing of long-term obligations                          727,106        47,284
     Issuance of common stock                                     90,335         1,006
     Issuance of preferred stock                                  50,000            --
     Repurchase of common stock                                 (368,815)           --
     Change in accounts receivable securitization                 (2,642)        7,243
     Financing activities of discontinued operations                  --        (1,629)
     Financing fees                                              (23,820)           --
     Other                                                         4,486        (1,817)
                                                               ---------      --------
       Net cash provided by financing activities                  87,097        33,140
                                                               ---------      --------
Net increase in cash and cash equivalents                          9,357         4,891
Cash and cash equivalents at beginning of period                   1,481         1,420
                                                               ---------      --------
Cash and cash equivalents at end of period                     $  10,838      $  6,311
                                                               =========      ========

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the Merger and Thermadyne Holdings Corporation after the Merger (as defined in Note 3), the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                   Six Months       Six Months
                                     Ended            Ended
                                 June 30, 1998    June 30, 1997
                                 -------------    -------------
                  Interest         $25,778         $25,791
                  Taxes                703           8,264

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     EARNINGS (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FASB 128"). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to FASB 128 requirements.

                                                            Three Months        Three Months       Six Months          Six Months
                                                               Ended               Ended              Ended               Ended
                                                           June 30, 1998       June 30, 1997      June 30, 1998       June 30, 1997
                                                           --------------      --------------     --------------      --------------
           Basic earnings per share amounts applicable
              to common shares:
           Income (loss) from continuing
              operations before extraordinary item         $        (4.25)     $         0.50     $        (2.86)     $         0.86
           Discontinued operations                                     --                0.11                 --                0.20
           Extraordinary item                                       (1.97)                 --              (1.60)                 --
                                                           --------------      --------------     --------------      --------------
           Net income (loss)                               $        (6.22)     $         0.61     $        (4.46)     $         1.06
                                                           ==============      ==============     ==============      ==============

           Diluted earnings per share amounts
              applicable to common shares:
           Income (loss) from continuing
              operations before extraordinary item         $        (4.25)     $         0.49     $        (2.86)     $         0.84
           Discontinued operations                                     --                0.11                 --                0.20
           Extraordinary item                                       (1.97)                 --              (1.60)                 --
                                                           --------------      --------------     --------------      --------------
           Net income (loss)                               $        (6.22)     $         0.60     $        (4.46)     $         1.04
                                                           ==============      ==============     ==============      ==============

           Weighted average shares - basic earnings
              per share                                         7,709,393          11,058,772          9,449,299          11,043,533
           Effect of dilutive securities:
              Employee stock options                                   --             287,466                 --             287,519
                                                           --------------      --------------     --------------      --------------
           Weighted average shares - diluted earnings
              per share                                         7,709,393          11,346,238          9,449,299          11,331,052
                                                           ==============      ==============     ==============      ==============

2.   INVENTORIES

     The composition of inventories at June 30, 1998 was as follows:

Raw materials              $  23,883
Work-in-process               26,483
Finished goods                73,212
LIFO Reserve                    (822)
                           ---------
Total                      $ 122,756
                           =========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

3.   MERGER WITH MERCURY ACQUISITION CORPORATION

     On May 22, 1998, Holdings consummated the merger of Mercury, a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger").

     The funding required to pay cash for common stock not receiving the right to retain Holdings common stock; to pay cash in lieu of each previously outstanding employee stock option; to pay cash in lieu of the right to purchase common stock under the Company's employee stock purchase plan; to refinance and/or retire outstanding indebtedness of the Company; and to pay expenses incurred in connection with the Merger was approximately $808 million. These cash requirements were funded with the proceeds obtained from concurrent equity and debt financings. Thermadyne LLC and Thermadyne Capital issued $207 million principal amount of 9-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and Thermadyne LLC entered into a syndicated senior secured loan facility providing for term loan borrowings in the aggregate principal amount of $330 million and revolving loan borrowings of $100 million (the "New Credit Facility"). In connection with the Merger, Thermadyne LLC borrowed all term loans available under the New Credit Facility plus $25 million of revolving loans, which have subsequently been repaid. The revolving loans are available to fund the working capital requirements of Thermadyne LLC. The proceeds of such financings were distributed to Holdings in the form of a dividend.

     Mercury issued approximately $94.6 million aggregate proceeds of 12-1/2% Senior Discount Debentures due 2008 (the "Debentures"). In connection with the Merger, Holdings succeeded to the obligations of Mercury with respect to the Debentures. The DLJMB Funds also purchased 2,608,696 shares of common stock of Mercury ("Mercury Common Stock"), 2,000,000 shares of preferred stock of Mercury ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB Warrants") for approximately $140 million. As a result of the Merger, the proceeds of such purchases became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of Holdings ("Holdings Preferred Stock") and each DLJMB Warrant to acquire Mercury Common Stock became exercisable for an equal number of shares of Holdings Common Stock. In addition, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately $3.6 million was provided through non-recourse loans from Holdings (the "Management Loans").

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     As a result of these transactions, the Company experienced an approximate 85% ownership change, the DLJMB Funds obtained ownership of approximately 80.6% of the Company's outstanding common stock, and the Company became highly leveraged. The Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sales and purchases of the Company's common stock have been accounted for as capital transactions at amounts paid to or received from stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly effected by the transaction.

     In connection with the Merger, the Company incurred special charges of approximately $44.2 million, consisting of expenses of approximately $18.5 million related to employee stock options and related plans and $25.7 million of non-capitalizable transaction fees. In addition, the Company recorded an extraordinary loss in the amount of $23.3 million due to the early extinguishment of long-term debt. The Company paid DLJMB approximately $20 million for professional services in connection with the merger transaction.

4.   LONG-TERM OBLIGATIONS

     New Credit Facility

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agrees, at the time of Thermadyne LLC's request, to provide it.

     The New Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternate base rate or at the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     Thermadyne LLC pays a commitment fee calculated at a rate of 0.50% per annum on the daily average unused commitment under the Revolving Credit Facility (whether or not then available). Such fee is payable quarterly in arrears and upon termination of the Revolving Credit Facility (whether at stated maturity or otherwise).

     Beginning six months after the consummation of the Merger, the applicable margin for the Term A Facility and the Revolving Credit Facility, as well as the commitment fee and letter of credit fee, is subject to possible reductions based on the ratio of consolidated Debt to EBITDA (each as defined in the New Credit Facility).

     Thermadyne LLC pays a letter of credit fee calculated (i) in the case of standby letters of credit, at a rate per annum equal to the then applicable margin for LIBOR loans under the Revolving Credit Facility minus 0.125% and (ii) in the case of documentary letters of credit, at a rate per annum equal to 1.25% plus, in each case, a fronting fee on the stated amount of each letter of credit. Such fees are payable quarterly in arrears. In addition, Thermadyne LLC pays customary transaction charges in connection with any letters of credit.

     The Term Loan Facility is subject to the following amortization schedule:

                  Year                             Term Loan A       Term Loan B      Term Loan C
                  ----                             -----------       -----------      -----------
                  1............................           0.0%              1.0%             1.0%
                  2............................           5.0%              1.0%             1.0%
                  3............................          10.0%              1.0%             1.0%
                  4............................          20.0%              1.0%             1.0%
                  5............................          25.0%              1.0%             1.0%
                  6............................          40.0%              1.0%             1.0%
                  7............................             --             94.0%             1.0%
                  8............................             --                --            93.0%
                                                   -----------       -----------          -------
                                                        100.0%            100.0%           100.0%

     The Term Loan Facility is subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions,
(ii) with 100% of the net cash proceeds of asset sales and casualty events, subject to certain exceptions, (iii) with 50% of Thermadyne LLC's excess cash flow (as defined in the New Credit Facility) to the extent that the Leverage Ratio (as defined in the New Credit Facility) exceeds 3.5 to 1.0, and (iv) with 50% of the net cash proceeds from the issuance of equity to the extent that the Leverage Ratio exceeds 4.0 to 1.0. Thermadyne LLC's obligations under the New Credit Facility are secured by a first-priority perfected lien on: (i) substantially all domestic property and assets, tangible and intangible (other than accounts receivable sold or to be sold into the accounts receivable program and short term real estate leases), of Thermadyne LLC and its domestic subsidiaries (other than the special purpose subsidiaries involved in the accounts receivable program); (ii) the capital stock of (a) Thermadyne LLC held by Holdings and (b) all subsidiaries of Thermadyne LLC (provided that no more than 65% of the equity interest in non-U.S. subsidiaries held by Thermadyne LLC and its domestic subsidiaries and no equity interests in

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

subsidiaries held by foreign subsidiaries are required to be pledged); and (iii) all intercompany indebtedness. Holdings has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. In addition, obligations under the New Credit Facility are guaranteed by all domestic subsidiaries.

     The New Credit Facility contains customary covenants and restrictions on Thermadyne LLC's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of liens and indebtedness, (ii) restrictions on sale lease-back transactions, consolidations, mergers, sale of assets, capital expenditures, transactions with affiliates and investments, and
(iii) severe restrictions on dividends, and other similar distributions.

     The New Credit Facility contains financial covenants requiring Thermadyne LLC to maintain a minimum level of adjusted EBITDA (as defined in the New Credit Facility); a minimum Interest Coverage Ratio (as defined in the New Credit Facility); a minimum Fixed Charge Coverage Ratio (as defined in the New Credit Facility); and a maximum Leverage Ratio (as defined in the New Credit Facility).

     Senior Subordinated Notes

     Thermadyne LLC and Thermadyne Capital have outstanding $207 million aggregate principal amount of the Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of Thermadyne LLC and Thermadyne Capital and will be subordinated in right of payment to all existing and future senior indebtedness of Thermadyne LLC and Thermadyne Capital (including borrowings under the New Credit Facility). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by certain of Thermadyne LLC's existing domestic subsidiaries (the "Guarantor Subsidiaries"). The note guarantees will be general unsecured obligations of the Guarantor Subsidiaries, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantor Subsidiaries, including indebtedness under the New Credit Facility, and will rank senior in right of payment to any future subordinated indebtedness of the Guarantor Subsidiaries.

     The Senior Subordinated Notes mature on June 1, 2008. Interest on the Senior Subordinated Notes accrues at the rate of 9-7/8% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 1998, to holders of record on the immediately preceding May 15 and November 15.

     Debentures

     Holdings has outstanding $95.9 million of Debentures. The Debentures initially are limited in aggregate principal amount at maturity to $174 million and will mature on June 1,

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

2008. The Debentures were issued at $94.6 million, a substantial discount from their principal amount at maturity. Until June 1, 2003, no interest will accrue on the Debentures, but the accreted value will increase (representing amortization of original issue discount) between the date of original issuance and June 1, 2003, on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Debentures on June 1, 2003. Beginning on June 1, 2003, interest on the Debentures will accrue at the rate of 12-1/2% per annum and will be payable in cash semi-annually in arrears on June 1 and December 1, commencing on December 1, 2003, to holders of record on the immediately preceding May 15 and November 15. Interest on the Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from June 1, 2003. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Subject to certain covenants, additional notes may be issued under the Indenture having the same terms in all respects as the Debentures.

5.   HOLDINGS PREFERRED STOCK

     Holdings has outstanding 2,000,000 shares of Holdings Preferred Stock, par value $0.01 per share, with an initial liquidation preference of $25.00 per share. Holdings Preferred Stock accrues dividends at a rate equal to 13% per annum, computed on the basis of a 360-day year. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Prior to the fifth anniversary of the issuance of the Holdings Preferred Stock, dividends are payable through increases in the liquidation preference of the Holdings Preferred Stock or, at the election of the holders, dividends may be payable by the issuance of additional shares. Following the fifth anniversary of the issuance, dividends shall be payable in cash. The Holdings Preferred Stock is mandatorily redeemable on May 15, 2010 at a redemption price of 100% of the liquidation preference plus accrued and unpaid dividends. In the event of a change in control, the Holdings Preferred Stock is mandatorily redeemable at a redemption price of 101% of the liquidation preference plus accrued and unpaid dividends. The Holdings Preferred Stock may be redeemed by Holdings prior to May 15, 2001, in whole, at a redemption price per share equal to 113% of the liquidation preference per share plus accrued and unpaid dividends with the proceeds of a public equity offering. In addition, the Holdings Preferred Stock may be redeemed at any time on or after May 15, 2003, in whole, at certain established redemption prices.

6.   RECENT ACCOUNTING PRONOUNCEMENT

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("FASB 130"). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders'

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

equity. FASB 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

     During the first six months of 1998 and 1997, total comprehensive income
(loss) amounted to $(43,959) and $5,572.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       June 30,       December 31,
                                                         1998             1997
                                                       ---------      ------------
                                                      (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                         $  10,838      $   1,481
     Accounts receivable, less allowance for
       doubtful accounts of $2,263 and
       $2,217, respectively                               86,615         76,847
     Inventories                                         122,756        105,135
     Prepaid expenses and other                            7,985          8,534
                                                       ---------      ---------
       Total current assets                              228,194        191,997
Property, plant and equipment, at cost, net               84,106         85,257
Deferred financing costs, net                             21,033          5,754
Intangibles, at cost, net                                 31,235         33,970
Deferred income taxes                                     40,827         35,552
Other assets                                               4,090          1,997
                                                       ---------      ---------
       Total assets                                    $ 409,485      $ 354,527
                                                       =========      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
     Accounts payable                                  $  47,289      $  55,390
     Accrued and other liabilities                        28,754         32,697
     Accrued interest                                      2,713          5,680
     Income taxes payable                                  3,019          4,769
     Current maturities of long-term obligations           7,205          4,912
                                                       ---------      ---------
     Total current liabilities                            88,980        103,448
Long-term obligations, less current maturities           553,746        353,175
Other long-term liabilities                               59,232         60,751
Shareholder's deficit:
     Accumulated deficit                                (353,319)      (299,208)
     Accumulated other comprehensive income              (15,315)       (12,774)
                                                       ---------      ---------
       Total shareholder's deficit                      (368,634)      (311,982)
       Net equity and advances to / from parent           76,161        149,135
                                                       ---------      ---------
       Total liabilities and shareholder's deficit     $ 409,485      $ 354,527
                                                       =========      =========

     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three Months     Three Months     Six Months      Six Months
                                                                         Ended           Ended           Ended           Ended
                                                                     June 30, 1998    June 30, 1997   June 30, 1998   June 30, 1997
                                                                     -------------    -------------   -------------   -------------
Net sales                                                               $ 135,709       $ 135,175       $ 267,538       $ 252,926
Operating expenses:
   Cost of goods sold                                                      84,337          82,545         166,121         152,887
   Selling, general and administrative expenses                            69,527          27,308          96,591          53,578
   Amortization of intangibles                                                957           3,030           1,857           4,079
   Net periodic postretirement benefits                                       450             585           1,100           1,170
                                                                        ---------       ---------       ---------       ---------
   Operating income (loss)                                                (19,562)         22,707           1,869          41,212
Other income (expense):
   Interest expense                                                       (12,294)        (11,969)        (23,128)        (23,507)
   Amortization of deferred financing costs                                  (509)           (378)           (879)           (838)
   Other, net                                                              (1,140)           (258)           (974)            148
                                                                        ---------       ---------       ---------       ---------
Income (loss) from continuing operations before income
   tax provision and extraordinary item                                   (33,505)         10,102         (23,112)         17,015
Income tax provision (benefit)                                             (3,049)          4,521           1,535           7,502
                                                                        ---------       ---------       ---------       ---------
Income (loss) from continuing operations before extraordinary item        (30,456)          5,581         (24,647)          9,513
Discontinued operations:
   Gain from discontinued operations, net of income taxes                      --           1,202              --           2,238
                                                                        ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                                   (30,456)          6,783         (24,647)         11,751
Extraordinary item - loss on early extinguishment of debt,
   net of tax benefit of $8,151                                           (15,137)             --         (15,137)             --
                                                                        ---------       ---------       ---------       ---------
Net income (loss)                                                       $ (45,593)      $   6,783       $ (39,784)      $  11,751
                                                                        =========       =========       =========       =========

     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months      Six Months
                                                                     Ended           Ended
                                                                 June 30, 1998   June 30, 1997
                                                                 -------------   -------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                              $ (39,784)      $ 11,751
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Net periodic postretirement benefits                             1,100          1,170
     Depreciation                                                     7,112          5,960
     Amortization of intangibles                                      1,857          4,079
     Amortization of deferred financing costs                           879            838
     Recognition of net operating loss carryforwards                     --          1,171
     Deferred income taxes                                           (5,240)        (1,171)
     Extraordinary item                                              (2,272)            --
     Noncash charges for discontinued operations                         --          1,121
Changes in operating assets and liabilities:
     Accounts receivable                                             (9,989)       (11,674)
     Inventories                                                    (20,780)       (11,255)
     Prepaid expenses and other                                        (916)          (252)
     Accounts payable                                                (6,892)         8,634
     Accrued and other liabilities                                   (4,124)        (6,572)
     Accrued interest                                                (2,832)          (276)
     Income taxes payable                                             6,265         (1,521)
     Other long-term liabilities                                     (2,046)          (809)
     Discontinued operations                                             --            159
                                                                  ---------       --------
     Total adjustments                                              (37,878)       (10,398)
                                                                  ---------       --------
         Net cash provided by (used in) operating activities        (77,662)         1,353
                                                                  ---------       --------
Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                       (8,466)        (6,794)
     Change in other assets                                            (465)         6,348
     Acquisitions, net of cash                                       (3,654)       (27,755)
     Investing activities of discontinued operations                     --         (1,401)
                                                                  ---------       --------
       Net cash used in investing activities                        (12,585)       (29,602)
                                                                  ---------       --------
Cash flows provided by (used in) financing activities:
     Change in long-term receivables                                    449              6
     Repayment of long-term obligations                            (390,002)       (18,953)
     Borrowing of long-term obligations                             595,432         47,284
     Change in accounts receivable securitization                    (2,642)         7,243
     Financing activities of discontinued operations                     --         (1,629)
     Financing fees                                                 (20,054)            --
     Change in net equity of parent                                 (87,303)         1,006
     Other                                                            3,724         (1,817)
                                                                  ---------       --------
       Net cash provided by financing activities                     99,604         33,140
                                                                  ---------       --------
Net increase in cash and cash equivalents                             9,357          4,891
Cash and cash equivalents at beginning of period                      1,481          1,420
                                                                  ---------       --------
Cash and cash equivalents at end of period                        $  10,838       $  6,311
                                                                  =========       ========


     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the Merger and Thermadyne Holdings Corporation after the Merger (as defined in Note 3), the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC and Thermadyne Capital have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     CO-ISSUER

     Thermadyne Capital, a wholly-owned subsidiary of Thermadyne LLC, was formed solely for the purpose of serving as co-issuer of the 9-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Thermadyne Capital has no substantial assets or liabilities and no operations of any kind and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                         Six Months       Six Months
                           Ended            Ended
                       June 30, 1998    June 30, 1997
                       -------------    -------------
         Interest         $26,095         $25,791
         Taxes                703           8,264

2.   INVENTORIES

     The composition of inventories at June 30, 1998 was as follows:

              Raw materials               $  23,883
              Work-in-process                26,483
              Finished goods                 73,212
              LIFO Reserve                     (822)
                                          ---------
                            Total         $ 122,756
                                          =========

3.   MERGER WITH MERCURY ACQUISITION CORPORATION

     On May 22, 1998, Holdings consummated the merger of Mercury, a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger").

     The funding required to pay cash for common stock not receiving the right to retain Holdings common stock; to pay cash in lieu of each previously outstanding employee stock option; to pay cash in lieu of the right to purchase common stock under the Company's employee stock purchase plan; to refinance and/or retire outstanding indebtedness of the Company; and to pay expenses incurred in connection with the Merger was approximately $808 million. These cash requirements were funded with the proceeds obtained from concurrent equity and debt financings. Thermadyne LLC and Thermadyne Capital issued the Senior Subordinated Notes and Thermadyne LLC entered into a syndicated senior secured loan facility providing for term loan borrowings in the aggregate principal amount of $330 million and revolving loan borrowings of $100 million (the "New Credit Facility"). In

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

connection with the Merger, Thermadyne LLC borrowed all term loans available under the New Credit Facility plus $25 million of revolving loans, which have subsequently been repaid. The revolving loans are available to fund the working capital requirements of Thermadyne LLC. The proceeds of such financings were distributed to Holdings in the form of a dividend.

     Mercury issued approximately $94.6 million aggregate proceeds of 12 1/2% Senior Discount Debentures due 2008 (the "Debentures"). In connection with the Merger, Holdings succeeded to the obligations of Mercury with respect to the Debentures. The DLJMB Funds also purchased 2,608,696 shares of common stock of Mercury ("Mercury Common Stock"), 2,000,000 shares of preferred stock of Mercury ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB Warrants") for approximately $140 million. As a result of the Merger, the proceeds of such purchases became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of Holdings ("Holdings Preferred Stock") and each DLJMB Warrant to acquire Mercury Common Stock became exercisable for an equal number of shares of Holdings Common Stock. In addition, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately $3.6 million was provided through non-recourse loans from Holdings (the "Management Loans").

     As a result of these transactions, the Company experienced an approximate 85% ownership change, the DLJMB Funds obtained ownership of approximately 80.6% of the Company's outstanding common stock, and the Company became highly leveraged. The Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sales and purchases of the Company's common stock have been accounted for as capital transactions at amounts paid to or received from stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly effected by the transaction.

     In connection with the Merger, the Company incurred special charges of approximately $44.2 million, consisting of expenses of approximately $18.5 million related to employee stock options and related plans and $25.7 million of non-capitalizable transaction fees. In addition, the Company recorded an extraordinary loss in the amount of $23.3 million due to the early extinguishment of long-term debt. The Company paid DLJMB approximately $20 million for professional services in connection with the merger transaction.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

4.   LONG-TERM OBLIGATIONS

     New Credit Facility

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agrees, at the time of Thermadyne LLC's request, to provide it.

     The New Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternate base rate or at the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans.

     Thermadyne LLC pays a commitment fee calculated at a rate of 0.50% per annum on the daily average unused commitment under the Revolving Credit Facility (whether or not then available). Such fee is payable quarterly in arrears and upon termination of the Revolving Credit Facility (whether at stated maturity or otherwise).

     Beginning six months after the consummation of the Merger, the applicable margin for the Term A Facility and the Revolving Credit Facility, as well as the commitment fee and letter of credit fee, is subject to possible reductions based on the ratio of consolidated Debt to EBITDA (each as defined in the New Credit Facility).

     Thermadyne LLC pays a letter of credit fee calculated (i) in the case of standby letters of credit, at a rate per annum equal to the then applicable margin for LIBOR loans under the Revolving Credit Facility minus 0.125% and (ii) in the case of documentary letters of credit, at a rate per annum equal to 1.25% plus, in each case, a fronting fee on the stated amount of each

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

letter of credit. Such fees are payable quarterly in arrears. In addition, Thermadyne LLC pays customary transaction charges in connection with any letters of credit.

     The Term Loan Facility is subject to the following amortization schedule:

             Year                             Term Loan A       Term Loan B      Term Loan C
             ----                             -----------       -----------      -----------
             1............................           0.0%              1.0%             1.0%
             2............................           5.0%              1.0%             1.0%
             3............................          10.0%              1.0%             1.0%
             4............................          20.0%              1.0%             1.0%
             5............................          25.0%              1.0%             1.0%
             6............................          40.0%              1.0%             1.0%
             7............................             --             94.0%             1.0%
             8............................             --                --            93.0%
                                              -----------       -----------      -----------
                                                   100.0%            100.0%           100.0%

     The Term Loan Facility is subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions,
(ii) with 100% of the net cash proceeds of asset sales and casualty events, subject to certain exceptions, (iii) with 50% of Thermadyne LLC's excess cash flow (as defined in the New Credit Facility to the extent that the Leverage Ratio (as defined in the New Credit Facility) exceeds 3.5 to 1.0, and (iv) with 50% of the net cash proceeds from the issuance of equity to the extent that the Leverage Ratio exceeds 4.0 to 1.0. Thermadyne LLC's obligations under the New Credit Facility are secured by a first-priority perfected lien on: (i) substantially all domestic property and assets, tangible and intangible (other than accounts receivable sold or to be sold into the accounts receivable program and short term real estate leases), of Thermadyne LLC and its domestic subsidiaries (other than the special purpose subsidiaries involved in the accounts receivable program); (ii) the capital stock of (a) Thermadyne LLC held by Holdings and (b) all subsidiaries of Thermadyne LLC (provided that no more than 65% of the equity interest in non-U.S. subsidiaries held by Thermadyne LLC and its domestic subsidiaries and no equity interests in subsidiaries held by foreign subsidiaries are required to be pledged); and (iii) all intercompany indebtedness. Holdings has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. In addition, obligations under the New Credit Facility are guaranteed by all domestic subsidiaries.

     The New Credit Facility contains customary covenants and restrictions on Thermadyne LLC's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of liens and indebtedness, (ii) restrictions on sale lease-back transactions, consolidations, mergers, sale of assets, capital expenditures, transactions with affiliates and investments, and
(iii) severe restrictions on dividends, and other similar distributions.

     The New Credit Facility contains financial covenants requiring Thermadyne LLC to maintain a minimum level of adjusted EBITDA (as defined in the New Credit Facility); a

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

minimum Interest Coverage Ratio (as defined in the New Credit Facility); a minimum Fixed Charge Coverage Ratio (as defined in the New Credit Facility); and a maximum Leverage Ratio (as defined in the New Credit Facility).

     Senior Subordinated Notes

     Thermadyne LLC and Thermadyne Capital have outstanding $207 million aggregate principal amount of the Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of Thermadyne LLC and Thermadyne Capital and will be subordinated in right of payment to all existing and future senior indebtedness of Thermadyne LLC and Thermadyne Capital (including borrowings under the New Credit Facility). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by certain of Thermadyne LLC's existing domestic subsidiaries (the "Guarantor Subsidiaries"). The note guarantees will be general unsecured obligations of the Guarantor Subsidiaries, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantor Subsidiaries, including indebtedness under the New Credit Facility, and will rank senior in right of payment to any future subordinated indebtedness of the Guarantor Subsidiaries.

     The Senior Subordinated Notes mature on June 1, 2008. Interest on the Senior Subordinated Notes accrues at the rate of 9-7/8% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 1998, to holders of record on the immediately preceding May 15 and November 15.

5.   RECENT ACCOUNTING PRONOUNCEMENT

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("FASB 130"). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. FASB 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

     During the first six months of 1998 and 1997, total comprehensive income
(loss) amounted to $(42,325) and $5,572.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

6.   GUARANTOR SUBSIDIARIES

     In connection with the merger of Holdings and Mercury, Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Holdings, issued $207 million of Senior Subordinated Notes. Holdings received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is wholly-owned by Thermadyne LLC.

     The following condensed consolidating financial information of Thermadyne LLC includes the accounts of Thermadyne LLC, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined that such information is not material in assessing the Guarantor Subsidiaries.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 1998
(UNAUDITED)

                                                          THERMADYNE       TOTAL          TOTAL
                                                             LLC         GUARANTORS   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                                          ----------     ----------   --------------  ------------    ---------
ASSETS

Current Assets:
   Cash and cash equivalents ........................     $      --      $   9,714      $   1,124      $      --      $  10,838
   Restricted cash ..................................            --             --         24,821        (24,821)            --
   Accounts receivable ..............................            --         11,480        100,312        (25,177)        86,615
   Inventories ......................................            --         76,425         46,331             --        122,756
   Prepaid expenses and other .......................            --          1,185          7,042           (242)         7,985
   Net assets of discontinued operations ............            --             --             --             --             --
                                                          ---------      ---------      ---------      ---------      ---------
       Total current assets .........................            --         98,804        179,630        (50,240)       228,194
   Property, plant and equipment, at cost, net ......            --         47,877         36,229             --         84,106
   Deferred financing costs, net ....................        20,486              2            545             --         21,033
   Intangibles, at cost, net ........................            --          5,387         25,848             --         31,235
   Deferred income taxes ............................            --         40,827             --             --         40,827
   Investment in and advances to/from subsidiaries ..       211,871         10,623             --       (222,494)            --
   Other assets .....................................            --           (130)         4,220             --          4,090
                                                          ---------      ---------      ---------      ---------      ---------
       Total assets .................................     $ 232,357      $ 203,390      $ 246,472      $(272,734)     $ 409,485
                                                          =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable .................................     $      --      $  22,618      $  24,671      $      --      $  47,289
   Accrued and other liabilities ....................            --         21,481          7,273             --         28,754
   Accrued interest .................................         2,515              3            195             --          2,713
   Income taxes payable .............................            --          1,271          1,748             --          3,019
   Deferred income taxes ............................            --             --             --             --             --
   Current maturities of long-term obligations ......            --             --          7,205             --          7,205
                                                          ---------      ---------      ---------      ---------      ---------
       Total current liabilities ....................         2,515         45,373         41,092             --         88,980
Long-term obligations, less current maturities ......       507,000         16,451         80,295        (50,000)       553,746
Other long-term liabilities .........................            --         53,055          6,177             --         59,232
Shareholder's equity (deficit):
   Retained earnings (accumulated deficit) ..........      (353,319)      (289,656)        (7,189)       296,845       (353,319)
   Accumulated other comprehensive
       income .......................................            --            907        (16,222)            --        (15,315)
                                                          ---------      ---------      ---------      ---------      ---------
       Total shareholder's equity (deficit) .........      (353,319)      (288,749)       (23,411)       296,845       (368,634)
Net equity and advances to/from subsidiaries ........        76,161        377,260        142,319       (519,579)        76,161
                                                          ---------      ---------      ---------      ---------      ---------
   Total liabilities and shareholder's
       equity (deficit) .............................     $ 232,357      $ 203,390      $ 246,472      $(272,734)     $ 409,485
                                                          =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1997

                                                              THERMADYNE       TOTAL         TOTAL
                                                                 LLC         GUARANTORS  NON-GUARANTORS  ELIMINATIONS    TOTAL
                                                              ----------     ----------  --------------  ------------  ---------
ASSETS

Current Assets:
   Cash and cash equivalents ..............................    $      --     $     308     $   1,173     $      --     $   1,481
   Restricted cash ........................................           --            --        21,634       (21,634)           --
   Accounts receivable ....................................           --         6,595        99,281       (29,029)       76,847
   Inventories ............................................           --        62,329        42,806            --       105,135
   Prepaid expenses and other .............................           --         4,601         4,152          (219)        8,534
   Net assets of discontinued operations ..................           --            --            --            --            --
                                                               ---------     ---------     ---------     ---------     ---------
       Total current assets ...............................           --        73,833       169,046       (50,882)      191,997
   Property, plant and equipment, at cost, net ............           --        48,367        36,890            --        85,257
   Deferred financing costs, net ..........................        5,052             1           701            --         5,754
   Intangibles, at cost, net ..............................           --         5,376        28,594            --        33,970
   Deferred income taxes ..................................           --        35,552            --            --        35,552
   Investment in and advances to/from subsidiaries ........      170,414        10,783            --      (181,197)           --
   Other assets ...........................................           --           130         1,867            --         1,997
                                                               ---------     ---------     ---------     ---------     ---------
       Total assets .......................................    $ 175,466     $ 174,042     $ 237,098     $(232,079)    $ 354,527
                                                               =========     =========     =========     =========     =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable .......................................    $      --     $  30,697     $  24,693     $      --     $  55,390
   Accrued and other liabilities ..........................           --        25,079         7,618            --        32,697
   Accrued interest .......................................        5,430            10           240            --         5,680
   Income taxes payable ...................................           --         8,106        (3,337)           --         4,769
   Deferred income taxes ..................................           --            --            --            --            --
   Current maturities of long-term obligations ............           --             1         4,911            --         4,912
                                                               ---------     ---------     ---------     ---------     ---------
       Total current liabilities ..........................        5,430        63,893        34,125            --       103,448
Long-term obligations, less current maturities ............      320,109        16,320        66,746       (50,000)      353,175
Other long-term liabilities ...............................           --        53,421         7,330            --        60,751
Shareholder's equity (deficit):
   Retained earnings (accumulated deficit) ................     (299,208)     (254,562)       (3,668)      258,230      (299,208)
   Accumulated other comprehensive income .................           --         2,406       (15,180)           --       (12,774)
                                                               ---------     ---------     ---------     ---------     ---------
       Total shareholder's equity (deficit) ...............     (299,208)     (252,156)      (18,848)      258,230      (311,982)
Net equity and advances to/from subsidiaries ..............      149,135       292,564       147,745      (440,309)      149,135
                                                               ---------     ---------     ---------     ---------     ---------
   Total liabilities and shareholders' equity (deficit) ...    $ 175,466     $ 174,042     $ 237,098     $(232,079)    $ 354,527
                                                               =========     =========     =========     =========     =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                              THERMADYNE      TOTAL         TOTAL
                                                                  LLC       GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                              ----------    ----------  --------------  ------------   ---------
Net sales .................................................    $     --     $ 113,475     $ 48,364       $(26,130)     $ 135,709
Operating expenses:
     Cost of goods sold ...................................          --        71,204       39,315        (26,182)        84,337
     Selling, general and administrative expenses .........          --        61,989        7,538             --         69,527
     Amortization of other intangibles ....................          --           423          534             --            957
     Net periodic postretirement benefits .................          --           450           --             --            450
                                                               --------     ---------     --------       --------      ---------
Operating income (loss) ...................................          --       (20,591)         977             52        (19,562)
Other income (expense):
     Interest expense .....................................          --       (10,909)      (2,291)           906        (12,294)
     Amortization of deferred financing costs .............          --          (458)         (51)            --           (509)
     Equity in net loss of subsidiaries ...................     (45,593)           --           --         45,593             --
     Other ................................................          --         1,700       (1,537)        (1,303)        (1,140)
                                                               --------     ---------     --------       --------      ---------
Income (loss) from continuing operations
     before income tax provision and extraordinary item ...     (45,593)      (30,258)      (2,902)        45,248        (33,505)
Income tax provision (benefit) ............................          --        (2,700)        (349)            --         (3,049)
                                                               --------     ---------     --------       --------      ---------
Income (loss) from continuing operations before
     extraordinary item ...................................     (45,593)      (27,558)      (2,553)        45,248        (30,456)
Extraordinary item, net of tax ............................          --       (15,137)          --             --        (15,137)
                                                               --------     ---------     --------       --------      ---------
Net income (loss) .........................................    $(45,593)    $ (42,695)    $ (2,553)      $ 45,248      $ (45,593)
                                                               ========     =========     ========       ========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997
(UNAUDITED)

                                                     THERMADYNE       TOTAL         TOTAL
                                                        LLC        GUARANTORS    NON-GUARANTORS  ELIMINATIONS        TOTAL
                                                     ----------    -----------   --------------  ------------      ---------
Net sales .........................................      $   --      $ 107,167       $ 55,182       $(27,174)      $ 135,175
Operating expenses:
   Cost of goods sold .............................          --         66,977         42,681        (27,113)         82,545
   Selling, general and administrative expenses ...          --         18,598          8,710             --          27,308
   Amortization of other intangibles ..............          --          1,473            557             --           2,030
   Net periodic postretirement benefits ...........          --            585             --             --             585
                                                         ------      ---------       --------       --------       ---------
Operating income (loss) ...........................          --         19,534          3,234            (61)         22,707
Other income (expense):
   Interest expense ...............................          --        (10,231)        (3,048)         1,310         (11,969)
   Amortization of deferred financing costs .......          --           (316)           (62)            --            (378)
   Equity in net loss of subsidiaries .............       5,581             --             --         (5,581)             --
   Other ..........................................          --            845            652         (1,755)           (258)
                                                         ------      ---------       --------       --------       ---------
Income (loss) from continuing operations
   before income tax provision ....................       5,581          9,832            776         (6,087)         10,102
Income tax provision ..............................          --          3,522            999             --           4,521
                                                         ------      ---------       --------       --------       ---------
Income (loss) from continuing operations ..........       5,581          6,310           (223)        (6,087)          5,581
Discontinued operations:
   Income from discontinued operations, net of
       income taxes ...............................       1,202             --             --             --           1,202
                                                         ------      ---------       --------       --------       ---------
Net income (loss) .................................      $6,783      $   6,310       $   (223)      $ (6,087)      $   6,783
                                                         ======      =========       ========       ========       =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                        THERMADYNE         TOTAL         TOTAL
                                                           LLC          GUARANTORS   NON-GUARANTORS  ELIMINATIONS       TOTAL
                                                        ----------      ----------   --------------  ------------     ---------
Net sales .........................................      $     --       $ 224,986       $ 96,189       $(53,637)      $ 267,538
Operating expenses:
   Cost of goods sold .............................            --         140,914         78,485        (53,278)        166,121
   Selling, general and administrative expenses ...            --          81,709         14,882             --          96,591
   Amortization of other intangibles ..............            --             783          1,074             --           1,857
   Net periodic postretirement benefits ...........            --           1,100             --             --           1,100
                                                         --------       ---------       --------       --------       ---------
Operating income (loss) ...........................            --             480          1,748           (359)          1,869
Other income (expense):
   Interest expense ...............................            --         (20,443)        (4,667)         1,982         (23,128)
   Amortization of deferred financing costs .......            --            (774)          (105)            --            (879)
   Equity in net loss of subsidiaries .............       (39,784)             --             --         39,784              --
   Other ..........................................            --           2,049           (231)        (2,792)           (974)
                                                         --------       ---------       --------       --------       ---------
Income (loss) from continuing operations before
   income tax provision and extraordinary item ....       (39,784)        (18,688)        (3,255)        38,615         (23,112)
Income tax provision (benefit) ....................            --           1,269            266             --           1,535
                                                         --------       ---------       --------       --------       ---------
Income (loss) from continuing operations before
   extraordinary item .............................       (39,784)        (19,957)        (3,521)        38,615         (24,647)
Extraordinary item, net of tax ....................            --         (15,137)            --             --         (15,137)
                                                         --------       ---------       --------       --------       ---------
Net income (loss) .................................      $(39,784)      $ (35,094)      $ (3,521)      $ 38,615       $ (39,784)
                                                         ========       =========       ========       ========       =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997
(UNAUDITED)

                                                       THERMADYNE       TOTAL         TOTAL
                                                          LLC         GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                       ----------     ----------   --------------   ------------    ---------
Net sales .........................................      $    --      $ 200,499       $ 99,577       $(47,150)      $ 252,926
Operating expenses:
   Cost of goods sold .............................           --        123,675         76,358        (47,146)        152,887
   Selling, general and administrative expenses ...           --         36,596         16,982             --          53,578
   Amortization of other intangibles ..............           --          3,172            907             --           4,079
   Net periodic postretirement benefits ...........           --          1,170             --             --           1,170
                                                         -------      ---------       --------       --------       ---------
Operating income (loss) ...........................           --         35,886          5,330             (4)         41,212
Other income (expense):
   Interest expense ...............................           --        (20,315)        (5,754)         2,562         (23,507)
   Amortization of deferred financing costs .......           --           (713)          (125)            --            (838)
   Equity in net loss of subsidiaries .............        9,513             --             --         (9,513)             --
   Other ..........................................           --          2,061          1,474         (3,387)            148
                                                         -------      ---------       --------       --------       ---------
Income (loss) from continuing operations
   before income tax provision ....................        9,513         16,919            925        (10,342)         17,015
Income tax provision ..............................           --          5,946          1,556             --           7,502
                                                         -------      ---------       --------       --------       ---------
Income (loss) from continuing operations ..........        9,513         10,973           (631)       (10,342)          9,513
Discontinued operations:
   Income from discontinued operations, net of
       income taxes ...............................        2,238             --             --             --           2,238
                                                         -------      ---------       --------       --------       ---------
Net income (loss) .................................      $11,751      $  10,973       $   (631)      $(10,342)      $  11,751
                                                         =======      =========       ========       ========       =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                            THERMADYNE       TOTAL         TOTAL
                                                                LLC        GUARANTORS   NON-GUARANTORS ELIMINATIONS     TOTAL
                                                            ----------     ----------   -------------- ------------   ---------
Net cash provided by (used in) operating activities ....     $ (42,699)     $(62,735)     $(10,843)     $ 38,615      $ (77,662)
Cash flows provided by (used in) investing activities
    Capital expenditures, net ..........................            --        (4,127)       (4,339)           --         (8,466)
    Change in other assets .............................            --          (369)          (96)           --           (465)
    Acquisitions, net of cash ..........................            --          (640)       (3,014)           --         (3,654)
                                                             ---------      --------      --------      --------      ---------
Net cash provided by (used in) investing activities ....            --        (5,136)       (7,449)           --        (12,585)
Cash flows provided by (used in) financing activities
    Change in long-term receivables ....................            --            --           449            --            449
    Repayment of long-term obligations .................      (390,002)           --            --            --       (390,002)
    Borrowing of long-term obligations .................       576,893           130        18,409            --        595,432
    Change in accounts receivable securitization .......            --        (2,642)           --            --         (2,642)
    Financing fees .....................................       (20,054)           --            --            --        (20,054)
    Change in net equity and advances to / from
      subsidiaries .....................................      (124,138)       79,789        (4,339)      (38,615)       (87,303)
    Other ..............................................            --            --         3,724            --          3,724
                                                             ---------      --------      --------      --------      ---------
Net cash provided by (used in) financing activities ....        42,699        77,277        18,243       (38,615)        99,604
                                                             ---------      --------      --------      --------      ---------
Net increase (decrease) in cash and cash equivalents ...            --         9,406           (49)           --          9,357
Cash and cash equivalents at beginning of period .......            --           308         1,173            --          1,481
                                                             ---------      --------      --------      --------      ---------
Cash and cash equivalents at end of period .............     $      --      $  9,714      $  1,124      $     --      $  10,838
                                                             =========      ========      ========      ========      =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997
(UNAUDITED)

                                                            THERMADYNE      TOTAL        TOTAL
                                                                LLC      GUARANTORS  NON-GUARANTORS  ELIMINATIONS    TOTAL
                                                            ----------   ----------  --------------  ------------   --------
Net cash provided by (used in) operating activities ....     $ 10,809      $  (584)     $  1,470      $(10,342)     $  1,353
Cash flows provided by (used in) investing activities
    Capital expenditures, net ..........................           --       (3,730)       (3,064)           --        (6,794)
    Change in other assets .............................           --        4,835         1,513            --         6,348
    Investing activities of discontinued operations ....           --           --        (1,401)           --        (1,401)
    Acquisitions, net of cash ..........................           --           --       (27,755)           --       (27,755)
                                                             --------      -------      --------      --------      --------
Net cash provided by (used in) investing activities ....           --        1,105       (30,707)           --       (29,602)
Cash flows provided by (used in) financing activities
    Change in long-term receivables ....................           --            6            --            --             6
    Repayment of long-term obligations .................      (18,709)          --          (244)           --       (18,953)
    Borrowing of long-term obligations .................       47,145          139            --            --        47,284
    Change in accounts receivable securitization .......           --        7,243            --            --         7,243
    Financing fees .....................................           --           --            --            --            --
    Financing activities of discontinued operations ....           --           --        (1,629)           --        (1,629)
    Change in net equity and advances to / from
      subsidiaries .....................................      (37,446)      (4,860)       32,970        10,342         1,006
    Other ..............................................       (1,799)         198          (216)           --        (1,817)
                                                             --------      -------      --------      --------      --------
Net cash provided by (used in) financing activities ....      (10,809)       2,726        30,881        10,342        33,140
                                                             --------      -------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents ...           --        3,247         1,644            --         4,891
Cash and cash equivalents at beginning of period .......           --          690           730            --         1,420
                                                             --------      -------      --------      --------      --------
Cash and cash equivalents at end of period .............     $     --      $ 3,937      $  2,374      $     --      $  6,311
                                                             ========      =======      ========      ========      ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the condensed consolidated financial statements of Holdings. Holdings conducts its operations through its wholly-owned subsidiary Thermadyne LLC. The accompanying condensed consolidated financial statements for Holdings and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by Holdings, and therefore, a separate discussion of Thermadyne LLC is not presented.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 1998 compared to Three Months ended June 30, 1997

     Net sales were $135.7 million for the three months ended June 30, 1998 compared to $135.2 million for the three months ended June 30, 1997. Domestic sales increased a solid 13.5% (7.5% excluding acquisitions) in the second quarter of 1998 compared to the second quarter of 1997. However, international sales decreased 15.6% as problems in Asia worsened. Exchange rate declines in Asia and Australia have significantly impacted results.

     Cost of goods sold as a percentage of sales in the second quarter of 1998 was 62.1% compared to 61.1% in the second quarter of 1997. Recent acquisitions and current sales mix are the primary reasons for this decline in gross margin. Recently acquired companies have a somewhat lower average gross margin than that which previously existed at the Company on a blended basis. In addition, the Company is experiencing an increase in unit sales of machines and now offers a full complement of cutting and welding products with the addition of items in more competitive segments of the market. This change in sales mix also puts pressure on margins.

     Selling, general and administrative expenses were $69.5 million in the three months ended June 30, 1998 and included $44.2 million in special charges related to the merger. Excluding the special charges, selling, general and administrative expenses would have been $25.3 million for the three months ended June 30, 1998 which compares to $27.3 million for the three months ended June 30, 1997. As a percentage of sales, selling, general and administrative expenses, excluding special charges related to the merger in 1998, would have been 18.7% for the second quarter of 1998 and were 20.2% for the second quarter of 1997. The major factor in this reduction of selling, general and administrative expense is the cost reduction program implemented by the Company at the end of 1997.

     Interest expense increased $1.9 million to $13.9 million for the three months ended June 30, 1998 compared to $12.0 million for the three months ended June 30, 1997, an increase of 16.1%. Incremental debt incurred in connection with the merger accounts for the majority of this increase.

     There was an income tax benefit in the amount of $3.0 million on a pre-tax loss of $35.1 million for the second quarter of 1998. The second quarter of 1997 resulted in an income tax provision of $4.5 million on pre-tax income of $10.1 million. Expenses incurred in connection with the merger changed the Company's tax profile.

     Adjusted EBITDA was a negative $14.6 million for the three months ended June 30, 1998 which includes $44.2 million in special charges related to the merger. Excluding these special charges, Adjusted EBITDA was $29.6 million for the three months ended June 30, 1998 which compares to $28.4 million for the three months ended June 30, 1997, an increase of $1.2 million, or 4.3%.

Six Months ended June 30, 1998 compared to Six Months ended June 30, 1997

     Net sales for the six months ended June 30, 1998 were $267.5 million, an increase of $14.6 million, or 5.8%, over net sales of $252.9 million for the six months ended June 30, 1997. Sales have increased 16.7% (10.4% excluding acquisitions) domestically thus far in 1998 compared to 1997. Internationally sales have decreased 8.3% in the first half of 1998 compared to the first half of 1997. International sales have been negatively impacted by steep declines in Asia and Australia, a region which accounted for approximately 21.1% of 1997 sales. Exchange rates have played a major role in these declines as Asian currencies have devalued as much as 75% while the Australian dollar has declined over 16% compared to the first half of 1997.

     Cost of goods sold as a percentage of sales was 62.1% in the first six months of 1998 and 60.4% in the first six months of 1997. Gross margins have decreased from the levels of 1997 principally as a result of sales mix. The Company is experiencing growth in some of its relatively lower margin product lines, such as equipment, with consumables making up a smaller percentage of the Company's overall sales. Recent acquisitions have also impacted gross margins, as they typically carry lower gross margins on average.

     Selling, general and administrative expenses for the six months ended June 30, 1998 were $96.6 million and included $44.2 million in special charges related to the merger. Selling, general and administrative expenses for this period would have been $52.4 million excluding the merger's special charges. This compares favorably with selling, general and administrative expenses of $53.6 million for the first six months of 1997. As a percentage of sales, excluding special charges, selling, general and administrative expenses would have been 19.6% for the six months ended June 30, 1998, compared to 21.2% for the six months ended June 30, 1997. Cost reduction initiatives identified by the Company in December of 1997 and implemented in the first half of 1998 are primarily responsible for this decrease in the Company's cost structure.

     Interest expense increased from $23.5 million in the first half of 1997 to $24.7 million in the first half of 1998, a total increase of $1.2 million. Higher debt levels resulting from the merger in the second quarter of 1998 more than offset the lower debt levels of the Company in the first quarter of 1998 when compared to the first quarter of 1997.

     The income tax provision for the first six months of 1998 was $1.5 million on a pre-tax loss of $24.7 million compared to an income tax provision of $7.5 million on a pre-tax income of $17.0 million for the first six months of 1997. Expenses incurred in connection with the merger changed the Company's tax profile.

     Adjusted EBITDA was $11.9 million including $44.2 million in special charges related to the merger for the six months ended June 30, 1998. Excluding special charges Adjusted EBITDA increased $3.7 million, or 7.1%, in the first half of 1998 to $56.2 million from $52.4 million in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows. Cash used in operating activities was $65.2 million in the first six months of 1998 compared to cash provided by operating activities of $1.4 million in the first six months of 1997. This decrease in cash provided by operating activities is the result of a decrease in earnings (adjusted for noncash expenses) of $49.4 million in the first half of 1998 compared to the first half of 1997, plus a net increase in operating assets and liabilities of $17.1 million in the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Expenses incurred in connection with the Merger contributed to a net loss of $41.4 million through the second quarter of 1998, compared to net income of $11.8 million through the second quarter of 1997. In addition, inventories used $9.5 million more cash and accounts payable used $15.5 million more cash in a comparison of the 1998 period to the 1997 period. Net cash used in investing activities was $12.6 million in the first two quarters of 1998 compared to $29.6 million in the first two quarters of 1997. Acquisitions used $24.1 million less and discontinued operations used $1.4 million less thus far in 1998 compared to 1997. These amounts were partially offset by an increase in capital expenditures of $1.7 million and an increase in cash used by other assets of $6.8 million. Net cash provided by financing activities was $87.1 million and $33.1 million in the first six months of 1998 and 1997, respectively. This increase is the result of a net increase in cash provided by the issuance of debt and equity securities in connection with the Merger, partially offset by an increase in cash used for related financing fees and the repurchase of common stock.

     Liquidity. The Company's principal sources of liquidity are cash flow from operations and borrowings under the New Credit Facility. The Company's principal uses of cash will be debt service requirements, capital expenditures, acquisitions and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the New Credit Facility. In connection with future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. There can be no assurance that any such additional financing will be available to the Company on acceptable terms.

     In connection with the Merger, Mercury raised approximately $140 million through the issuance of the Mercury Common Stock, and the Mercury Preferred Stock, and the DLJMB Warrants, and approximately $94.6 million aggregate gross proceeds of the Debentures. As a result of the Merger, the proceeds from the sale of such securities became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of Holdings Preferred Stock, each DLJMB Warrant by its terms became exercisable for an equal number of shares of Holdings Common Stock, and Holdings succeeded to the obligations of Mercury with respect to the Debentures. In addition, Thermadyne LLC and Thermadyne Capital issued approximately $207 million of Senior Subordinated Notes and entered into the New Credit Facility which raised $330 million through term loans and provides a $100 million revolver and letters of credit facility. Also, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million through the Management Share Purchase, of which approximately $3.6 million was provided through the Management Loans.

     The term loan facility under the New Credit Facility consists of: (i) a $100 million Term A loan, (ii) a $115 million Term B loan, and (iii) a $115 million Term C loan. The Term A loan will mature six years after the closing date, the Term B loan will mature seven years after the closing date and the Term C loan will mature eight years after the closing date. The New Credit Facility also includes a $100 million revolving credit facility, which is subject to increase by up to $25 million upon request by Thermadyne LLC and that will terminate six years after the closing date.

     Borrowings under the New Credit Facility generally will bear interest based on a margin over, at the Company's option, the base rate or LIBOR. The applicable margin will vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. Thermadyne LLC's obligations under the New Credit Facility will be secured by substantially all of the assets of Thermadyne LLC, including a pledge of the capital stock of all of its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. In addition, Holdings has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. Such guarantee is only recourse to Holdings' pledge of all of the outstanding capital stock of Thermadyne LLC to secure Thermadyne LLC's obligations under the New Credit Facility. The New Credit Facility contains customary covenants and events of default including substantial restrictions on Thermadyne LLC's ability to make dividends or other distributions to Holdings.

     The Debentures were issued by Mercury, became obligations of Holdings following the Merger and are not guaranteed by Thermadyne LLC or any of its consolidated subsidiaries. The Debentures will mature in 2008 and will not require cash interest payments until 2003. The Debentures contain customary covenants and events of default, including covenants that limit the ability of the Company and its subsidiaries to incur debt, pay dividends and make certain investments.

     The Senior Subordinated Notes were issued by Thermadyne LLC and Thermadyne Capital and, were guaranteed by certain of Holdings' domestic subsidiaries. The Senior Subordinated Notes will mature in 2008. Interest on the Senior Subordinated Notes will be payable semiannually in cash. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the ability of Thermadyne LLC and its subsidiaries to incur debt, pay dividends and make certain investments.

     The Holdings Preferred Stock issued in connection with the Merger has an initial liquidation preference of $50 million and will accrue dividends at an annual rate of 13%. Prior to the fifth anniversary of the original date of issuance, such dividends will be paid through increases in the liquidation preference thereof or through the issuance of additional shares of Holdings Preferred Stock. The Company is required to redeem the Holdings Preferred Stock on May 15, 2010 at a redemption price equal to the liquidation preference per share, plus accrued and unpaid dividends, if any, to the date of redemption. In addition, in the event of a "change of control," as defined in the certificate of designation related thereto, holders of Holdings Preferred Stock will have the right to require the Company to repurchase its shares at a purchase price equal to 101% of the liquidation preference thereof plus accrued and unpaid dividends, if any.

     The Company anticipates that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its anticipated future operating expenses, capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 21, 1998, the Company's stockholders, represented by 9,775,300 shares of the 11,175,293 shares of common stock outstanding, at a special meeting of the stockholders, approved the Agreement and Plan of Merger (the "Merger Agreement"), dated as of January 20, 1998, between Mercury Acquisition Corporation and the Company, as amended, and the transactions contemplated thereby, with 9,771,079 votes cast in favor of the Merger Agreement, 2,351 votes cast against the Merger Agreement and 1,870 abstentions.

Item 6. Exhibits and Reports on Form 8-K

       a) Exhibits

          27  - Financial Data Schedule

       b) Reports on Form 8-K

                A Current Report on Form 8-K dated June 4, 1998 was filed by the Company regarding its merger with an affiliate of DLJ Merchant Banking Partners II.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THERMADYNE HOLDINGS CORPORATION




                                      By:     /s/ Randall E. Curran
                                         ---------------------------------------
                                                  Randall E. Curran
                                           Chairman of the Board, President and
                                               Chief Executive Officer
                                            (Principal Executive Officer)





                                      By:        /s/ James H. Tate
                                         ---------------------------------------
                                                     James H. Tate
                                               Senior Vice President and
                                                Chief Financial Officer
                                               (Principal Financial and
                                                 Accounting Officer)




Date: August 14, 1998
     -----------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THERMADYNE MFG. LLC



                                          By: /s/     Randall E. Curran
                                              ---------------------------------
                                                      Randall E. Curran
                                               Chairman of the Board, President
                                                  and Chief Executive Officer
                                                (Principal Executive Officer)




                                          By: /s/      James H. Tate
                                              ---------------------------------
                                                       James H. Tate
                                                Senior Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)


Date:  August 14, 1998
     --------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THERMADYNE CAPITAL CORP.



                                          By: /s/     Randall E. Curran
                                              ---------------------------------
                                                      Randall E. Curran
                                               Chairman of the Board, President
                                                 and Chief Executive Officer
                                                (Principal Executive Officer)




                                          By: /s/      James H. Tate
                                              ---------------------------------
                                                       James H. Tate
                                                Senior Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)


Date:  August 14, 1998
     -------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
27                Financial Data Schedule
