Form 10-Q
period 1998-09-30
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 1998-11-12
CIK 850660, 1063381, 1063382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                              -------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------------


                       Commission file number   0-23378
                                             -------------

                         Thermadyne Holdings Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
Delaware                                                            74-2482571
------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                      Commission file number   333-57457
                                             ------------

                               Thermadyne Mfg. LLC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
Delaware                                                            74-2878452
------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                      Commission file number   333-57457
                                             -------------

                            Thermadyne Capital Corp.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
Delaware                                                             74-2878453
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

101 S. Hanley, St. Louis, MO                                           63105
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code    314/721-5573
                                                  ----------------------------

     Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes    [X]        No ______

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                    Yes    [X]        No ______

     The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of November 11, 1998 was 3,236,898.

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

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX




PART I - FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements of
                Thermadyne Holdings Corporation

                Condensed Consolidated Balance Sheets....................................................3
                Condensed Consolidated Statements of Operations..........................................4
                Condensed Consolidated Statements of Cash Flows..........................................5
                Notes to Condensed Consolidated Financial Statements..................................6-13

                Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                Condensed Consolidated Balance Sheets...................................................14
                Condensed Consolidated Statements of Operations.........................................15
                Condensed Consolidated Statements of Cash Flows.........................................16
                Notes to Condensed Consolidated Financial Statements.................................17-28

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations.................................... 29-35



PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K .......................................................36


SIGNATURES 37-39

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            September 30,   December 31,
                                                                                1998            1997
                                                                            ------------    ------------
                                                                             (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                              $      2,928    $      1,481
     Accounts receivable, less allowance for
       doubtful accounts of $2,353 and
       $2,217, respectively                                                       88,277          76,847
     Inventories                                                                 136,408         105,135
     Prepaid expenses and other                                                   11,373           8,534
                                                                            ------------    ------------
       Total current assets                                                      238,986         191,997
Property, plant and equipment, at cost, net                                       99,374          85,257
Deferred financing costs, net                                                     23,872           5,754
Intangibles, at cost, net                                                         35,152          33,970
Deferred income taxes                                                             34,174          35,552
Other assets                                                                       1,286           1,997
                                                                            ------------    ------------
       Total assets                                                         $    432,844    $    354,527
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                       $     44,375    $     55,390
     Accrued and other liabilities                                                37,376          32,697
     Accrued interest                                                             15,011           5,680
     Income taxes payable                                                          7,144           4,769
     Current maturities of long-term obligations                                   7,362           4,912
                                                                            ------------    ------------
     Total current liabilities                                                   111,268         103,448
Long-term obligations, less current maturities                                   702,373         353,175
Other long-term liabilities                                                       63,118          60,751
Redeemable preferred stock (paid in kind), $0.01 par value, 15,000,000 shares authorized and 2,000,000 shares
  outstanding at September 30, 1998                                               52,352              --
Shareholders' deficit:
     Common stock, $0.01 par value, 30,000,000 and 25,000,000 shares authorized, and 3,236,898 and 11,189,675 shares issued and outstanding at September 30, 1998 and
       December 31, 1997, respectively                                                32             112
     Additional paid-in capital                                                 (115,143)        149,023
     Accumulated deficit                                                        (356,200)       (299,208)
     Management loans                                                             (3,701)             --
     Accumulated other comprehensive income                                      (21,255)        (12,774)
                                                                            ------------    ------------
      Total shareholders' deficit                                               (496,267)       (162,847)
                                                                            ------------    ------------
      Total liabilities and shareholders' deficit                           $    432,844    $    354,527
                                                                            ============    ============




     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                        Three Months          Three Months         Nine Months       Nine Months
                                                            Ended                 Ended               Ended              Ended
                                                     September 30, 1998    September 30, 1997  September 30, 1998 September 30, 1997
                                                     ------------------    ------------------  ------------------ ------------------

Net sales                                                $    129,662       $    131,902         $    397,200       $    384,828
Operating expenses:
   Cost of goods sold                                          82,708             80,895              248,829            233,782
   Selling, general and administrative expenses                25,371             28,469               77,745             82,047
   Amortization of intangibles                                    912              2,271                2,769              6,350
   Net periodic postretirement benefits                           650                585                1,750              1,755
   Special charges                                              4,567                 --               48,784                 --
                                                         ------------       ------------         ------------       ------------
   Operating income (loss)                                     15,454             19,682               17,323             60,894
Other expense:
   Interest expense                                            18,507             11,025               43,238             34,532
   Amortization of deferred financing costs                       890                376                1,800              1,214
   Other, net                                                   1,061              1,044                2,035                896
                                                         ------------       ------------         ------------       ------------
 Income (loss) from continuing operations before income
   tax provision and extraordinary item                        (5,004)             7,237              (29,750)            24,252
Income tax provision                                           10,570              3,192               12,105             10,694
                                                         ------------       ------------         ------------       ------------
Income (loss) from continuing operations before
 extraordinary item                                           (15,574)             4,045              (41,855)            13,558
Discontinued operations:
   Gain on disposal of discontinued operations,
     net of applicable taxes $12,623                               --             18,015                   --             18,015
   Gain from discontinued operations, net of
   income taxes                                                    --                935                   --              3,173
                                                         ------------       ------------         ------------       ------------
Income (loss) before extraordinary item                       (15,574)            22,995              (41,855)            34,746
Extraordinary item - loss on early extinguishment of
   debt, net of tax benefit of $8,151                              --                 --              (15,137)                --
                                                         ------------       ------------         ------------       ------------
Net income (loss)                                             (15,574)            22,995              (56,992)            34,746
Preferred stock dividends (paid in kind)                        1,648                 --                2,352                 --
                                                         ------------      -------------         ------------       ------------
Net income (loss) applicable to common shares            $    (17,222)      $     22,995         $    (59,344)      $     34,746
                                                         ============       ============         ============       ============

Basic earnings per share amounts applicable
      to common shares:
   Income (loss) from continuing operations              $      (5.32)      $       0.36         $      (6.01)      $       1.23
   Net income (loss)                                     $      (5.32)      $       2.07         $      (8.07)      $       3.14

Diluted earnings per share amounts applicable to
      common shares:
   Income (loss) from continuing operations              $      (5.32)      $       0.35         $      (6.01)      $       1.19
   Net income (loss)                                     $      (5.32)      $       2.02         $      (8.07)      $       3.06









     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Nine Months               Nine Months
                                                                                          Ended                      Ended
                                                                                     September 30, 1998        September 30, 1997
                                                                                     ------------------        ------------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                                   $     (56,992)           $     34,746
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Net periodic postretirement benefits                                                      1,750                   1,755
     Depreciation                                                                             10,865                   9,172
     Amortization of intangibles                                                               2,769                   6,350
     Non-cash interest expense                                                                 4,246                      --
     Amortization of deferred financing costs                                                  1,800                   1,214
     Recognition of net operating loss carryforwards                                              --                   1,757
     Deferred income taxes                                                                     1,413                  (1,757)
     Net gain on sale of discontinued operations                                                  --                 (18,015)
     Issuance of common stock warrants                                                        12,190                      --
   Extraordinary item                                                                        (2,272)                      --
     Noncash charges for discontinued operations                                                 --                   1,621
Changes in operating assets and liabilities:
     Accounts receivable                                                                      (8,817)                 (15,910)
     Inventories                                                                             (30,663)                 (15,252)
     Prepaid expenses and other                                                               (3,268)                  (2,757)
     Accounts payable                                                                        (11,084)                   9,679
     Accrued and other liabilities                                                             2,397                   (4,449)
     Accrued interest                                                                          9,441                    6,872
     Income taxes payable                                                                      9,834                   (1,427)
     Other long-term liabilities                                                              (2,180)                  (1,829)
     Discontinued operations                                                                      --                      285
                                                                                       -------------            -------------
     Total adjustments                                                                        (1,579)                 (22,691)
                                                                                       -------------            -------------
       Net cash provided by (used in) operating activities                                   (58,571)                  12,055
                                                                                       -------------            -------------
Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                                               (11,831)                 (11,912)
     Change in other assets                                                                   (1,488)                   5,512
     Acquisitions, net of cash                                                               (18,953)                 (35,255)
     Proceeds from sale of discontinued operations                                                --                   88,543
     Investing activities of discontinued operations                                              --                   (1,680)
                                                                                       -------------            -------------
       Net cash provided (used in) by investing activities                                   (32,272)                  45,208
                                                                                       -------------            -------------
Cash flows provided by (used in) financing activities:
     Change in long-term receivables                                                             471                      150
     Repayment of long-term obligations                                                     (402,145)                (108,571)
     Borrowing of long-term obligations                                                      750,587                   49,464
     Issuance of common stock                                                                 90,335                    1,157
     Issuance of preferred stock                                                              50,000                       --
     Repurchase of common stock                                                             (368,815)                      --
     Change in accounts receivable securitization                                             (3,422)                   5,473
     Financing activities of discontinued operations                                              --                   (2,808)
     Financing fees                                                                          (23,824)                      --
     Other                                                                                      (897)                  (1,187)
                                                                                       -------------            -------------
       Net cash provided by (used in) financing activities                                    92,290                  (56,322)
                                                                                       -------------            -------------
Net increase in cash and cash equivalents                                                      1,447                      941
Cash and cash equivalents at beginning of period                                               1,481                    1,420
                                                                                       -------------            -------------
Cash and cash equivalents at end of period                                             $       2,928            $       2,361
                                                                                       =============            =============

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

              UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

              STATEMENTS OF CASH FLOWS

              For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                                                           Nine Months               Nine Months
                                                                              Ended                     Ended
                                                                       September 30, 1998        September 30, 1997
                                                                       ------------------        ------------------

                  Interest                                                  $  29,662                 $  30,612
                  Taxes                                                           652                    11,682

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

                                                        Three Months        Three Months       Nine Months         Nine Months
                                                            Ended              Ended              Ended               Ended
                                                     September 30, 1998  September 30, 1997 September 30, 1998  September 30, 1997
                                                     ------------------  ------------------ ------------------  ------------------

         Basic earnings per share amounts applicable
            to common shares:
         Income (loss) from continuing
            operations before extraordinary item              $(5.32)              $0.36             $(6.01)               $1.23
         Discontinued operations                                 --                 1.71                --                  1.91
         Extraordinary item                                      --                   --              (2.06)                  --
                                                           ---------          ----------          ---------           ----------
         Net income (loss)                                    $(5.32)              $2.07             $(8.07)               $3.14
                                                           =========          ==========          =========           ==========


         Diluted earnings per share amounts
            applicable to common shares:
         Income (loss) from continuing
            operations before extraordinary item              $(5.32)              $0.35             $(6.01)               $1.19
         Discontinued operations                                 --                 1.67                --                  1.87
         Extraordinary item                                      --                   --              (2.06)                  --
                                                           ---------          ----------          ---------           ----------
         Net income (loss)                                    $(5.32)              $2.02             $(8.07)               $3.06
                                                           =========          ==========          =========           ==========

         Weighted average shares - basic earnings
            per share                                      3,236,898          11,093,615          7,355,742           11,060,411
         Effect of dilutive securities:
            Employee stock options                               --              315,302                --               296,780
                                                           ---------          ----------          ---------           ----------
         Weighted average shares - diluted earnings
            per share                                      3,236,898          11,408,917          7,355,742           11,357,191
                                                           =========          ==========          =========           ==========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

         2.   INVENTORIES

              The composition of inventories at September 30, 1998 was as follows:

                           Raw materials                                      $   25,426
                           Work-in-process                                        28,336
                           Finished goods                                         83,669
                           LIFO Reserve                                          (1,023)
                                                                              ----------
                           Total                                              $  136,408
                                                                              ==========


         3.   MERGER WITH MERCURY ACQUISITION CORPORATION

              On May 22, 1998, Holdings consummated the merger of Mercury, a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger").

              The funding required to pay cash for common stock not receiving the right to retain Holdings common stock; to pay cash in lieu of each previously outstanding employee stock option; to pay cash in lieu of the right to purchase common stock under the Company's employee stock purchase plan; to refinance and/or retire outstanding indebtedness of the Company; and to pay expenses incurred in connection with the Merger was approximately $808 million. These cash requirements were funded with the proceeds obtained from concurrent equity and debt financings. Thermadyne LLC and Thermadyne Capital issued $207 million principal amount of 9-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and Thermadyne LLC entered into a syndicated senior secured loan facility providing for term loan borrowings in the aggregate principal amount of $330 million and revolving loan borrowings of $100 million (the "New Credit Facility"). In connection with the Merger, Thermadyne LLC borrowed all term loans available under the New Credit Facility plus $25 million of revolving loans, which were subsequently repaid. The revolving loans are available to fund the working capital requirements of Thermadyne LLC. The proceeds of such financings were distributed to Holdings in the form of a dividend.

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

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

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

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


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

              The Term Loan Facility is subject to the following amortization schedule:

                  Year                             Term Loan A       Term Loan B      Term Loan C
                  ----                             -----------       -----------      -----------
                  1............................           0.0%              1.0%             1.0%
                  2............................           5.0%              1.0%             1.0%
                  3............................          10.0%              1.0%             1.0%
                  4............................          20.0%              1.0%             1.0%
                  5............................          25.0%              1.0%             1.0%
                  6............................          40.0%              1.0%             1.0%
                  7............................            --              94.0%             1.0%
                  8............................            --                --             93.0%
                                                       ------           -------          -------
                                                        100.0%            100.0%           100.0%

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

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

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


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

              Debentures

              Holdings has outstanding $95.9 million of Debentures. The Debentures initially are limited in aggregate principal amount at maturity to $174 million and will mature on June 1, 2008. The Debentures were issued at $94.6 million, a substantial discount from their principal amount at maturity. Until June 1, 2003, no interest will accrue on the Debentures, but the accreted value will increase (representing amortization of original issue discount) between the date of original issuance and June 1, 2003, on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Debentures on June 1, 2003. Beginning on June 1, 2003, interest on the Debentures will accrue at the rate of 12-1/2% per annum and will be payable in cash semi-annually in arrears on June 1 and December 1, commencing on December 1, 2003, to holders of record on the immediately preceding May 15 and November 15. Interest on the Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from June 1, 2003. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Subject to certain covenants, additional notes may be issued under the Indenture having the same terms in all respects as the Debentures.

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

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


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

              During the first nine months of 1998 and 1997, total comprehensive income (loss) amounted to $(65,473) and $25,156, respectively.

                              THERMADYNE MFG. LLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       September 30,      December 31,
                                                                                           1998               1997
                                                                                           ----               ----
                                                                                        (Unaudited)
         ASSETS

         Current Assets:
              Cash and cash equivalents                                             $      2,928      $      1,481
              Accounts receivable, less allowance for
                doubtful accounts of $2,353 and
                $2,217, respectively                                                      88,277            76,847
              Inventories                                                                136,408           105,135
              Prepaid expenses and other                                                  11,373             8,534
                                                                                    ------------      ------------
                Total current assets                                                     238,986           191,997
         Property, plant and equipment, at cost, net                                      99,374            85,257
         Deferred financing costs, net                                                    20,232             5,754
         Intangibles, at cost, net                                                        35,152            33,970
         Deferred income taxes                                                            34,174            35,552
         Other assets                                                                      1,286             1,997
                                                                                    ------------      ------------
                Total assets                                                        $    429,204      $    354,527
                                                                                    ============      ============

         LIABILITIES AND SHAREHOLDER'S DEFICIT

         Current Liabilities:
              Accounts payable                                                      $     44,375      $     55,390
              Accrued and other liabilities                                               37,376            32,697
              Accrued interest                                                            13,351             5,680
              Income taxes payable                                                         7,144             4,769
              Current maturities of long-term obligations                                  7,362             4,912
                                                                                    ------------      ------------
              Total current liabilities                                                  109,608           103,448
         Long-term obligations, less current maturities                                  566,452           353,175
         Other long-term liabilities                                                      63,118            60,751
         Shareholder's deficit:
              Accumulated deficit                                                       (364,880)         (299,208)
              Accumulated other comprehensive income                                     (21,255)          (12,774)
                                                                                    ------------      ------------
                Total shareholder's deficit                                             (386,135)         (311,982)
                Net equity and advances to / from parent                                  76,161           149,135
                                                                                    ------------      ------------
                 Total liabilities and shareholder's deficit                        $    429,204      $    354,527
                                                                                    ============      ============














     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        Three Months        Three Months       Nine Months          Nine Months
                                                            Ended               Ended            Ended                 Ended
                                                     September 30, 1998  September 30, 1997   September 30, 1998 September 30, 1997
                                                     ------------------  ------------------   ------------------ ------------------

Net sales                                                $    129,662       $    131,902     $     397,200          $   384,828
Operating expenses:
   Cost of goods sold                                          82,708             80,895           248,829              233,782
   Selling, general and administrative expenses                25,371             28,469            77,745               82,047
   Amortization of intangibles                                    912              2,271             2,769                6,350
   Net periodic postretirement benefits                           650                585             1,750                1,755
   Special changes                                              4,567                 --            48,784                   --
                                                         ------------       ------------     -------------          -----------
   Operating income                                            15,454             19,682            17,323               60,894
Other expense:
   Interest expense                                            14,520             11,025            37,648               34,532
   Amortization of deferred financing costs                       795                376             1,674                1,214
   Other, net                                                   1,130              1,044             2,104                  896
                                                         ------------       ------------     -------------          -----------
Income (loss) from continuing operations before
   income tax provision and extraordinary item                   (991)             7,237           (24,103)              24,252
Income tax provision                                           10,570              3,192            12,105               10,694
                                                         ------------       ------------     -------------          -----------
Income (loss) from continuing operations before
   extraordinary item                                         (11,561)             4,045           (36,208)              13,558
Discontinued operations:
   Gain on disposal of discontinued
     operations, net of applicable taxes of $12,623                --             18,015                --               18,015
   Gain from discontinued operations, net of
     income taxes                                                  --                935                --                3,173
                                                         ------------       ------------     -------------          -----------
 Income (loss) before extraordinary item                      (11,561)            22,995           (36,208)              34,746
Extraordinary item - loss on early extinguishment
   of debt, net of tax benefit of $8,151                           --                 --           (15,137)                  --
                                                         ------------       ------------     -------------          -----------
Net income (loss)                                        $    (11,561)      $     22,995     $     (51,345)         $    34,746
                                                         ============       ============     =============          ===========






     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Nine Months               Nine Months
                                                                                           Ended                     Ended
                                                                                     September 30, 1998        September 30, 1997
                                                                                     ------------------        ------------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                                 $     (51,345)            $     34,746
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Net periodic postretirement benefits                                                    1,750                    1,755
     Depreciation                                                                           10,865                    9,172
     Amortization of intangibles                                                             2,769                    6,350
     Amortization of deferred financing costs                                                1,674                    1,214
     Recognition of net operating loss carryforwards                                            --                    1,757
     Deferred income taxes                                                                   1,413                   (1,757)
     Extraordinary item                                                                     (2,272)                      --
     Net gain on sale of discontinued operations                                                --                  (18,015)
     Noncash charges for discontinued operations                                                --                    1,621
Changes in operating assets and liabilities:
     Accounts receivable                                                                    (8,817)                 (15,910)
     Inventories                                                                           (30,663)                 (15,252)
     Prepaid expenses and other                                                             (3,268)                  (2,757)
     Accounts payable                                                                      (11,084)                   9,679
     Accrued and other liabilities                                                           2,397                   (4,449)
     Accrued interest                                                                        7,781                    6,872
     Income taxes payable                                                                    9,834                   (1,427)
     Other long-term liabilities                                                            (2,180)                  (1,829)
     Discontinued operations                                                                    --                      285
                                                                                     -------------             ------------
     Total adjustments                                                                     (19,801)                 (22,691)
                                                                                     -------------             ------------
         Net cash provided by (used in) operating activities                               (71,146)                  12,055
                                                                                     -------------             ------------
Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                                             (11,831)                 (11,912)
     Change in other assets                                                                 (1,488)                   5,512
     Acquisitions, net of cash                                                             (18,953)                 (35,255)
     Proceeds from sale of discontinued operations                                              --                   88,543
     Investing activities of discontinued operations                                            --                   (1,680)
                                                                                     -------------             ------------
       Net cash provided by (used in) investing activities                                 (32,272)                  45,208
                                                                                     -------------             ------------
Cash flows provided by (used in) financing activities:
     Change in long-term receivables                                                           471                      150
     Repayment of long-term obligations                                                   (402,145)                (108,571)
     Borrowing of long-term obligations                                                    618,912                   49,464
     Issuance of common stock                                                                   --                    1,157
     Change in accounts receivable securitization                                           (3,422)                   5,473
     Financing fees                                                                        (20,058)                      --
     Financing activities of discontinued operations                                            --                   (2,808)
     Change in net equity of parent                                                        (87,303)                      --
     Other                                                                                  (1,590)                  (1,187)
                                                                                     -------------             ------------
       Net cash provided by (used in) financing activities                                 104,865                  (56,322)
                                                                                     -------------             ------------
Net increase in cash and cash equivalents                                                    1,447                      941
Cash and cash equivalents at beginning of period                                             1,481                    1,420
                                                                                     -------------             ------------
Cash and cash equivalents at end of period                                           $       2,928             $      2,361
                                                                                     =============             ============



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

     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC and Thermadyne Capital have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                                                     Nine Months                Nine Months
                                                                       Ended                       Ended
                                                                  September 30, 1998        September 30, 1997
                                                                  ------------------        ------------------

         Interest                                                       $29,977                   $30,612
         Taxes                                                              652                    11,682

2.   INVENTORIES

     The composition of inventories at September 30, 1998 was as follows:

              Raw materials                                 $    25,426
              Work-in-process                                    28,336
              Finished goods                                     83,669
              LIFO Reserve                                       (1,023)
                                                            -----------
                            Total                           $   136,408
                                                            ===========

3.   MERGER WITH MERCURY ACQUISITION CORPORATION

     On May 22, 1998, Holdings consummated the merger of Mercury, a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger").

     The funding required to pay cash for common stock not receiving the right to retain Holdings common stock; to pay cash in lieu of each previously outstanding employee stock option; to pay cash in lieu of the right to purchase common stock under the Company's employee stock purchase plan; to refinance and/or retire outstanding indebtedness of the Company; and to pay expenses incurred in connection with the Merger was approximately $808 million. These cash requirements were funded with the proceeds obtained from concurrent equity and debt financings. Thermadyne LLC and Thermadyne Capital issued the Senior Subordinated Notes and Thermadyne LLC entered into a syndicated senior secured loan facility providing for term loan borrowings in the aggregate principal amount of $330 million and revolving loan borrowings of $100 million (the "New Credit Facility"). In

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

connection with the Merger, Thermadyne LLC borrowed all term loans available under the New Credit Facility plus $25 million of revolving loans, which were subsequently repaid. The revolving loans are available to fund the working capital requirements of Thermadyne LLC. The proceeds of such financings were distributed to Holdings in the form of a dividend.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

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

     During the first nine months of 1998 and 1997, total comprehensive income
(loss) amounted to $(59,826) and $25,156, respectively.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1998
(UNAUDITED)

                                                             THERMADYNE       TOTAL         TOTAL
                                                                 LLC       GUARANTORS  NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                            ----------    -----------  --------------  -------------  --------------
ASSETS

Current Assets:
   Cash and cash equivalents..............................  $       --    $      (85)   $    3,013     $         --   $       2,928
   Restricted cash........................................          --            --        25,604          (25,604)             --
   Accounts receivable....................................          --        13,390        98,643          (23,756)         88,277
   Inventories............................................          --        84,037        52,371               --         136,408
   Prepaid expenses and other.............................          --         2,867         8,739             (233)         11,373
                                                            ----------    ----------    ----------      -----------     -----------
   Total current assets...................................          --       100,209       188,370          (49,593)        238,986
   Property, plant and equipment, at cost, net............          --        46,997        52,377               --          99,374
   Deferred financing costs, net..........................      19,744            --           488               --          20,232
   Intangibles, at cost, net..............................          --         7,411        27,741               --          35,152
   Deferred income taxes..................................          --        31,406         2,768               --          34,174
   Investment in and advances to/from subsidiaries........     226,297        10,472            --         (236,769)             --
   Other assets...........................................          --          (142)        1,428               --           1,286
                                                            ----------    ----------    ----------      -----------     -----------
       Total assets.......................................  $  246,041    $  196,353    $  273,172      $  (286,362)    $   429,204
                                                            ==========    ==========    ==========      ===========     ===========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable.......................................  $       --    $   18,828    $   25,547      $        --     $    44,375
   Accrued and other liabilities..........................          --        27,848         9,528               --          37,376
   Accrued interest.......................................      12,761             4           586               --          13,351
   Income taxes payable...................................          --         7,774          (630)              --           7,144
   Current maturities of long-term obligations............       3,550            --         3,812               --           7,362
                                                            ----------    ----------    ----------      -----------     -----------

       Total current liabilities..........................      16,311        54,454        38,843               --         109,608
Long-term obligations, less current maturities............     518,449        16,640        81,363          (50,000)        566,452

Other long-term liabilities...............................          --        53,018        10,100               --          63,118
Shareholder's equity (deficit):
   Retained earnings (accumulated deficit)................    (364,880)     (297,472)      (10,553)         308,025        (364,880)
   Accumulated other comprehensive income.................          --           309       (21,564)              --         (21,255)
                                                            ----------    ----------    ----------      -----------     -----------
       Total shareholder's equity (deficit)...............    (364,880)     (297,163)      (32,117)         308,025        (386,135)
Net equity and advances to/from subsidiaries..............      76,161       369,404       174,983         (544,387)         76,161
                                                            ----------    ----------    ----------      -----------     -----------

   Total liabilities and shareholder's equity (deficit)...  $  246,041    $  196,353    $  273,172      $  (286,362)    $   429,204
                                                            ==========    ==========    ==========      ===========     ===========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1997

                                                      THERMADYNE          TOTAL         TOTAL
                                                          LLC          GUARANTORS  NON-GUARANTORS   ELIMINATIONS        TOTAL
                                                     ----------       -----------  --------------  -------------    --------------
ASSETS

Current Assets:
   Cash and cash equivalents......................   $       --       $      308    $    1,173     $         --     $       1,481
   Restricted cash................................           --               --        21,634          (21,634)               --
   Accounts receivable............................           --            6,595        99,281          (29,029)           76,847
   Inventories....................................           --           62,329        42,806               --           105,135
   Prepaid expenses and other.....................           --            4,601         4,152             (219)            8,534
                                                     ----------       ----------    ----------      -----------       -----------
   Total current assets...........................           --           73,833       169,046          (50,882)          191,997
   Property, plant and equipment, at cost, net....           --           48,367        36,890               --            85,257
   Deferred financing costs, net..................        5,052                1           701               --             5,754
   Intangibles, at cost, net......................           --            5,376        28,594               --            33,970
   Deferred income taxes..........................           --           35,552            --               --            35,552
   Investment in and advances to/from subsidiaries      170,414           10,783            --         (181,197)               --
   Other assets...................................           --              130         1,867               --             1,997
                                                     ----------       ----------    ----------      -----------       -----------
       Total assets...............................   $  175,466       $  174,042    $  237,098      $  (232,079)      $   354,527
                                                     ==========       ==========    ==========      ===========       ===========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable..............................    $       --       $   30,697    $   24,693      $        --       $    55,390
   Accrued and other liabilities.................            --           25,079         7,618               --            32,697
   Accrued interest..............................         5,430               10           240               --             5,680
   Income taxes payable..........................            --            8,106        (3,337)              --             4,769
   Current maturities of long-term obligations...            --                1         4,911               --             4,912
                                                     ----------       ----------    ----------      -----------       -----------

       Total current liabilities..................        5,430           63,893        34,125               --           103,448
Long-term obligations, less current maturities....      320,109           16,320        66,746          (50,000)          353,175

Other long-term liabilities.......................           --           53,421         7,330               --            60,751
Shareholder's equity (deficit):
   Retained earnings (accumulated deficit)........     (299,208)        (254,562)       (3,668)         258,230          (299,208)
   Accumulated other comprehensive
       income.....................................           --            2,406       (15,180)              --           (12,774)
                                                     ----------       ----------    ----------      -----------       -----------
       Total shareholder's equity (deficit).......     (299,208)        (252,156)      (18,848)         258,230          (311,982)
Net equity and advances to/from subsidiaries......      149,135          292,564       147,745         (440,309)          149,135
                                                     ----------       ----------    ----------      -----------       -----------

   Total liabilities and shareholder's ...........
   equity (deficit)...............................   $  175,466       $  174,042    $  237,098      $  (232,079)      $   354,527
                                                     ==========       ==========    ==========      ===========       ===========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

                                                          THERMADYNE       TOTAL          TOTAL
                                                              LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                          ----------   -----------   --------------   ------------   -----------

Net sales..............................................   $       --   $   107,037     $    48,025    $   (25,400)   $   129,662
      Operating expenses:
     Cost of goods sold................................           --        68,376          39,654        (25,322)        82,708
     Selling, general and administrative expenses......           --        17,992           7,379             --         25,371
     Amortization of other intangibles.................           --           405             507             --            912
     Net periodic postretirement benefits..............           --           650              --             --            650
     Special charges...................................           --         2,231           2,336             --          4,567
                                                          ----------   -----------     -----------    -----------    -----------
Operating income (loss)................................           --        17,383          (1,851)           (78)        15,454
Other income (expense):
     Interest expense..................................           --       (12,796)         (2,560)           836        (14,520)
     Amortization of deferred financing costs..........           --          (746)            (49)            --           (795)
     Equity in net loss of subsidiaries................      (11,561)           --              --         11,561            --
     Other.............................................           --         (621)             630         (1,139)        (1,130)
                                                          ----------   -----------     -----------    -----------    -----------
Income (loss) from continuing operations
     before income tax provision.......................      (11,561)        3,220          (3,830)        11,180           (991)
Income tax provision (benefit).........................           --        11,036            (466)            --         10,570
                                                          ----------   -----------     -----------    -----------    -----------
Net income (loss).....................................    $  (11,561)  $    (7,816)    $    (3,364)   $    11,180    $   (11,561)
                                                          ==========   ===========     ===========    ===========    ===========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)
                                                          THERMADYNE       TOTAL          TOTAL
                                                              LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                          ----------   -----------   --------------   ------------   -----------

Net sales..............................................   $       --   $    95,413     $    61,403    $   (24,914)   $   131,902

Operating expenses:
   Cost of goods sold..................................           --        55,239          49,617        (23,961)        80,895
   Selling, general and administrative expenses........           --        19,464           9,005             --         28,469
   Amortization of other intangibles...................           --         1,679             592             --          2,271
   Net periodic postretirement benefits................           --           585              --             --            585
                                                          ----------   -----------     -----------    -----------    -----------
Operating income (loss)................................                     18,446           2,189           (953)        19,682
Other income (expense):
   Interest expense....................................           --        (9,641)         (2,038)           654        (11,025)
   Amortization of deferred financing costs............           --          (316)            (60)            --           (376)
   Equity in net loss of subsidiaries..................        4,045            --              --         (4,045)            --
   Other ..............................................           --           159            (150)        (1,053)        (1,044)
                                                          ----------   -----------     -----------    -----------    -----------
Income (loss) from continuing operations
   before income tax provision.........................        4,045         8,648             (59)        (5,397)         7,237
Income tax provision...................................           --         2,466             726           ----          3,192
                                                          ----------   -----------     -----------    -----------    -----------
Income (loss) from continuing operations...............        4,045         6,182            (785)        (5,397)         4,045
Discontinued operations:
   Gain on disposal of discontinued operations,
       net of applicable taxes.........................       18,015            --              --             --         18,015
   Gain from discontinued operations, net of
       income taxes....................................          935            --              --             --            935
                                                          ----------   -----------     -----------    -----------    -----------
Net income (loss)......................................   $   22,995   $     6,182     $      (785)   $    (5,397)   $    22,995
                                                          ==========   ===========     ===========    ============   ===========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

                                                    THERMADYNE        TOTAL          TOTAL
                                                        LLC        GUARANTORS    NON-GUARANTORS    ELIMINATIONS       TOTAL
                                                    ----------    -----------    --------------    ------------   --------------

Net sales  ....................................     $       --    $   332,023     $   332,023      $   (79,037)   $      397,200
Operating expenses:
   Cost of goods sold..........................             --        209,290         118,139          (78,600)          248,829
   Selling, general and administrative expenses             --         55,484          22,261               --            77,745
   Amortization of other intangibles...........             --          1,188           1,581               --             2,769
   Net periodic postretirement benefits........             --          1,750              --               --             1,750
   Special charges.............................             --         46,448           2,336               --            48,784
                                                    ----------    -----------     -----------      -----------    --------------
Operating income (loss)........................             --         17,863            (103)            (437)           17,323
Other income (expense):
   Interest expense............................             --        (33,239)         (7,227)           2,818           (37,648)
   Amortization of deferred financing costs....             --         (1,520)           (154)              --            (1,674)
   Equity in net loss of subsidiaries..........        (51,345)            --              --           51,345                --
   Other   ....................................             --          1,428             399           (3,931)           (2,104)
                                                    ----------    -----------     -----------      -----------    --------------
Income (loss) from continuing operations before
   income tax provision and extraordinary item.        (51,345)       (15,468)         (7,085)          49,795           (24,103)
Income tax provision (benefit).................             --         12,305            (200)              --            12,105
                                                    ----------    -----------     -----------      -----------    --------------
Income (loss) from continuing operations before
   extraordinary item..........................        (51,345)       (27,773)         (6,885)          49,795           (36,208)
Extraordinary item, net of tax.................             --        (15,137)             --               --           (15,137)
                                                    ----------    -----------     -----------      -----------    --------------
Net income (loss)..............................     $  (51,345)   $   (42,910)    $    (6,885)     $    49,795    $      (51,345)
                                                    ==========    ===========     ===========      ===========    ==============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)
                                                    THERMADYNE        TOTAL          TOTAL
                                                        LLC        GUARANTORS    NON-GUARANTORS    ELIMINATIONS         TOTAL
                                                    ----------    -----------    --------------    ------------   --------------

Net sales  ....................................     $       --    $   295,912     $   160,980      $   (72,064)   $      384,828
Operating expenses
   Cost of goods sold..........................             --        178,914         125,975          (71,107)          233,782
   Selling, general and administrative expenses             --         56,060          25,987               --            82,047
   Amortization of other intangibles...........             --          4,851           1,499               --             6,350
   Net periodic postretirement benefits........             --          1,755              --               --             1,755
                                                    ----------    -----------     -----------      -----------    --------------
Operating income (loss)........................             --         54,332           7,519             (957)           60,894
Other income (expense)
   Interest expense............................             --        (29,956)         (7,792)           3,216           (34,532)
   Amortization of deferred financing costs....             --         (1,029)           (185)              --            (1,214)
   Equity in net loss of subsidiaries..........         13,558             --              --          (13,558)               --
   Other ......................................             --          2,220           1,324           (4,440)             (896)
                                                    ----------    -----------     -----------      -----------    --------------
Income (loss) from continuing operations
   before income tax provision.................         13,558         25,567             866          (15,739)           24,252
Income tax provision...........................             --          8,412           2,282               --            10,694
                                                    ----------    -----------     -----------      -----------    --------------
Income (loss) from continuing operations.......         13,558         17,155          (1,416)         (15,739)           13,558
Discontinued operations:
   Gain on disposal of discontinued operations,
       net of applicable taxes.................         18,015             --              --               --            18,015
   Gain from discontinued operations, net of
       income taxes............................          3,173             --              --               --             3,173
                                                    ----------    -----------     -----------      -----------    --------------
Net income (loss)..............................     $   34,746    $    17,155     $    (1,416)     $   (15,739)   $       34,746
                                                    ==========    ===========     ===========      ===========    ==============

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

                                                          THERMADYNE         TOTAL            TOTAL
                                                              LLC         GUARANTORS     NON-GUARANTORS   ELIMINATIONS    TOTAL
                                                          ------------    -----------    --------------   ------------   ---------

Net cash provided by (used in) operating activities..     $    (44,014)   $   (58,396)       $  (18,531)  $     49,795   $ (71,146)
Cash flows provided by (used in) investing activities
    Capital expenditures, net........................               --         (5,742)           (6,089)            --     (11,831)
    Change in other assets...........................               --         (2,361)              873             --      (1,488)
    Acquisitions, net of cash........................               --         (1,125)          (17,828)            --     (18,953)
                                                          ------------    -----------        ----------   ------------   ---------
Net cash used in investing activities................               --         (9,228)          (23,044)            --     (32,272)
Cash flows provided by (used in) financing activities
    Change in long-term receivables..................               --             --               471             --         471
    Repayment of long-term obligations...............         (402,145)            --                --             --    (402,145)
    Borrowing of long-term obligations...............          604,035            319            14,558             --     618,912
    Change in accounts receivable securitization.....               --         (3,422)               --             --      (3,422)
    Financing fees...................................          (20,058)            --                --             --     (20,058)
    Change in net equity and advances to / from
      subsidiaries...................................         (137,818)        70,334            29,976        (49,795)    (87,303)
    Other  ..........................................               --             --            (1,590)            --      (1,590)
                                                          ------------    -----------        ----------   ------------   ---------
Net cash provided by (used in) financing activities..          44,014          67,231            43,415        (49,795)    104,865
                                                          ------------         ------        ----------   ------------   ---------
Net increase (decrease) in cash and cash equivalents.               --          (393)             1,840             --       1,447
Cash and cash equivalents at beginning of period ....               --            308             1,173             --       1,481
                                                          ------------    ----------         ----------   ------------   ---------
Cash and cash equivalents at end of period ..........     $         --    $      (85)        $    3,013   $         --   $   2,928
                                                          ============    ===========        ==========   ============   =========



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)
                                                          THERMADYNE         TOTAL            TOTAL
                                                               LLC        GUARANTORS     NON-GUARANTORS   ELIMINATIONS    TOTAL
                                                          ------------    -----------    --------------   ------------   ---------

Net cash provided by (used in) operating activities..     $     22,866    $     5,008        $      (80)  $    (15,739)  $  12,055
Cash flows provided by (used in) investing activities
    Capital expenditures, net........................               --         (6,963)           (4,949)            --     (11,912)
    Change in other assets...........................               --          6,282              (770)            --       5,512
    Investing activities of discontinued operations..               --             --            (1,680)            --      (1,680)
    Acquisitions, net of cash........................               --         (7,500)          (27,755)            --     (35,255)
    Proceeds from sale of discontinued operations....           88,543             --                --             --      88,543
                                                                ------    -----------        ----------   ------------   ---------
Net cash provided by (used in) investing activities..           88,543         (8,181)          (35,154)            --      45,208
Cash flows provided by (used in) financing activities
    Change in long-term receivables..................               --            150                --             --         150
    Repayment of long-term obligations...............         (108,489)            --               (82)            --    (108,571)
    Borrowing of long-term obligations...............           49,251            213                --             --      49,464
    Change in accounts receivable securitization.....               --          5,473                --             --       5,473
    Financing activities of discontinued operations..               --             --            (2,808)            --      (2,808)
    Change in net equity and advances to / from......
      subsidiaries...................................          (50,266)        (4,419)           40,103         15,739       1,157
    Other  ..........................................           (1,905)           997              (279)            --      (1,187)
                                                          ------------    -----------        ----------   ------------   ---------
Net cash provided by (used in) financing activities..         (111,409)         2,414            36,934         15,739     (56,322)
                                                          ------------    -----------        ----------   ------------   ---------
Net increase (decrease) in cash and cash equivalents.               --           (759)            1,700             --         941
Cash and cash equivalents at beginning of period.....               --            690               730             --       1,420
                                                          ------------    ----------         ----------   ------------   ---------
Cash and cash equivalents at end of period ..........     $         --    $       (69)       $    2,430   $         --   $   2,361
                                                          ============    ===========        ==========   ============   =========

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

RESULTS OF OPERATIONS

Three Months ended September 30, 1998 compared to Three Months ended September 30, 1997

     Net sales were $129.7 million and $131.9 million for the three months ended September 30, 1998 and 1997, respectively. Domestic sales growth continues to be strong, up 10.8% (4.9% excluding acquisitions) for the quarter compared to last year. International sales are down 17.6% for the three months ended September 30, 1998 compared to the same period of the prior year. Lingering economic problems in Asia and Australia have resulted in combined drop of 35.2% for these two regions in a comparison of the 1998 and 1997 third quarters which is largely the result of devaluations in the regions' currencies. Positive results in Europe, South America and the Middle East offset some of the decline in Asia and Australia, posting a combined 5.3% increase for the quarter.

     Cost of goods sold as a percentage of sales for the three months ended September 30, 1998 was 63.8% compared to 61.3% for the three months ended September 30, 1997. Recent acquisitions have had a somewhat detrimental effect on gross margins as they tend to offer products that carry a slightly lower gross margin, on average, than the blended gross margin of products sold by the Company's existing businesses. In addition, current sales mix resulting from growth in some of the Company's lower margin product lines is driving average gross margins lower. Lastly, the $2.2 million sales decline in the third quarter of 1998 has a negative effect on gross margins as certain costs do not vary with sales.

     Selling, general and administrative expenses were $25.4 million in the third quarter of 1998 compared to $28.5 million in the third quarter of 1997. As a percentage of sales, selling, general and administrative expenses were 19.6% for the three months ended September 30, 1998 and 21.6% for the three months ended September 30, 1997. A primary focus throughout 1998 has been to reduce the cost structure of the Company. The decrease in selling, general and administrative expense dollars and as a percentage of sales is the result of these cost reduction efforts.

     Special charges of $4.6 million were recorded in September in conjunction with a headcount reduction.

     Interest expense was $18.5 million for the three months ended September 30, 1998, an increase of $7.5 million, or 67.9% over $11.0 million for the three months ended September 30, 1997. The Company incurred additional debt in its merger in May, which consequently results in higher interest expense.

     An income tax provision of $10.6 million was reported for the third quarter of 1998 on a pre-tax loss of $5.0 million. This includes a charge of $6.7 million due to the net reduction of the Company's deferred tax asset as a result of recording a valuation allowance for this asset in the third quarter of 1998. This compares to an income tax provision of $3.2 million on pre-tax income of $7.2 million for the third quarter of 1997.

     Adjusted EBITDA was $20.8 million for the three months ended September 30, 1998, and includes $4.6 million in charges associated with a headcount reduction in September. Absent these special charges Adjusted EBITDA was $25.4 million. This compares to $25.8 million for the three months ended September 30, 1997.

Nine Months ended September 30, 1998 compared to Nine Months ended September 30, 1997

     Net sales were $397.2 million for the nine months ended September 30, 1998, an increase of $12.4 million, or 3.2% over sales of $384.8 million for the nine months ended September 30, 1997. Domestic sales are solid with an increase of 14.7% ( 8.5% excluding acquisitions) in the first nine months of 1998 compared to the same period of the prior year. International sales have decreased 11.5% year-to-date as economic problems in Asia and Australia persist. Absent these two regions, which are down a combined 29.9% year-to-date, sales in the remaining international markets combined are up a respectable 10.7% in the first three quarters of 1998 compared to 1997.

     Cost of goods sold as a percentage of sales was 62.6% and 60.7% for the nine months ended September 30, 1998 and 1997, respectively. Newly acquired companies have increased this percentage as the average gross margins earned by these businesses are typically somewhat lower than the Company's historical gross margin percentages. Recent sales mix is also putting pressure on gross margins. The Company is currently experiencing higher growth in some of its lower margin product lines which results in a higher cost of goods sold percentage.

     Selling, general and administrative expenses were $77.7 million and $82.0 million for the nine months ended September 30, 1998 and 1997, respectively. As a percentage of sales, selling, general and administrative expenses were 19.6% and 21.3%, respectively, for the 1998 and 1997 periods. A cost reduction program outlined by the Company in late 1997 and initiated in 1998 is the primary reason behind a decrease in selling, general and administrative expenses through the first nine months of 1998 of $4.3 million, or 5.2%.

     Special charges of $48.8 million in the first nine months of 1998 are the result of the merger in May and headcount reductions in September, which accounted for $44.2 million and $4.6 million of total special charges, respectively.

     Interest expense was $43.2 million and $34.5 million for the three quarters ended September 30, 1998 and 1997, respectively. This $8.7 million, or 25.2% increase is the result of increased debt levels resulting from the merger in May.

     An income tax provision of $12.1 million for the first nine months of 1998 compares to a provision of $10.7 million for the first nine months of 1997. Included in the 1998 provision is a net charge of $1.4 million as a result of recording a valuation allowance for the Company's deferred tax asset. A pre-tax loss of $29.8 million was reported through September 30, 1998 compared to pre-tax income of $24.3 million for the same period of the prior year. The Company's tax profile has changed as a result of expenses incurred in conjunction with the merger in May.

     Adjusted EBITDA was $32.7 million for the nine months ended September 30, 1998 and includes $48.8 million in special charges. Adjusted EBITDA was $81.5 million for the period excluding these special charges. Adjusted EBITDA was $78.2 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows. Cash used in operating activities was $58.6 million in the nine months ended September 30, 1998 compared to cash provided by operations of $12.1 million in the nine months ended September 30, 1997. This decrease in cash provided by operating activities is the result of a decrease in earnings (adjusted for noncash expenses) of $61.1 million plus a net increase in operating assets and liabilities of $9.6 million in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Special charges of $48.8 million and an extraordinary loss of $15.1 million on the early extinguishment of debt resulted in a net loss of $57.0 million in the first nine months of 1998 compared to net income of $34.7 million in the first nine months of 1997 which included $21.2 million in gains from discontinued operations. In addition, inventories used $15.4 million more cash and accounts payable used $20.8 million more cash in a comparison of the first nine months of 1998 and 1997. These uses of cash were partly offset by a decrease in cash used of $7.1 million by accounts receivable, $6.8 million by accrued and other liabilities and $11.3 million by income taxes payable. Net cash used in investing activities was $32.3 million dollars in the first nine months of 1998. This compares to net cash provided by investing activities of $45.2 million in the first nine months of 1997 which includes $86.9 million of net cash provided by discontinued operations. This amount was increased by other assets using $7.0 million more in cash and partly offset by acquisitions using $16.3 million less in cash in a comparison of the 1998 and 1997 periods. Financing activities provided cash of $92.3 million in the first nine months of 1998 largely as a result of issuing debt and equity securities in connection with the Merger in May. These proceeds were partially offset by cash used for related financing fees and the repurchase of common stock. Financing activities used cash of $56.3 million in the first nine months of 1997 primarily as a result of the repayment of long-term obligations with the cash proceeds from the sale of discontinued operations.

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

     In connection with the Merger, Mercury raised approximately $140 million through the issuance of the Mercury Common Stock, the Mercury Preferred Stock, and the DLJMB Warrants, and approximately $94.6 million aggregate gross proceeds of the Debentures. As a result of the Merger, the proceeds from the sale of such securities became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of Holdings Preferred Stock, each DLJMB Warrant by its terms became exercisable for an equal number of shares of Holdings Common Stock, and Holdings succeeded to the obligations of Mercury with respect to the Debentures. In addition, Thermadyne LLC and Thermadyne Capital issued approximately $207 million of Senior Subordinated Notes and entered into the New Credit Facility which raised $330 million through term loans and provides a $100 million revolver and letters of credit facility. Also, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million through the Management Share Purchase, of which approximately $3.6 million was provided through the Management Loans.

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

     Year 2000 Issue

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The operating subsidiaries of the Company have been assembled through a series of acquisitions beginning in 1987. As such, the Company consists of over twenty locations operating on a variety of business computer systems. In late 1997 the Company decided to standardize and upgrade all business computer systems at all but three locations, and as part of this standardization, address the Year 2000 Issue. The excluded locations are "Year 2000 Ready" and will convert to the standardized system in early 2000.

     In addressing the Year 2000 Issue, the Company is currently evaluating its computer-based systems, facilities and products and identifying all steps necessary to determine they are all Year 2000 Ready. The Company is employing a combination of internal resources and outside consultants to address this issue. The Company's information technology department is responsible for its business computers, PC's and related software. General managers of the Company's manufacturing facilities oversee the Year 2000 Issue at their respective plants including all engineering computer systems, PC's and related software, manufacturing equipment and facilities' systems, such as security, climate control and telecommunication systems. Detailed checklists have been developed for all of the aforementioned areas which note the review date, actions required and completion date. The Company has identified systems which are not Year 2000 Ready, and is in the process of upgrading or replacing those systems. The Company is currently on schedule to complete these upgrades and replacements by the year 2000. The Company has completed its assessment of its products and has identified no Year 2000 Issues. In addition, the Company has contacted its vendors to determine whether they are Year 2000 Ready, and is in the process of accumulating those responses. Initial responses indicate most of the Company's vendors are addressing their Year 2000 Issues. As a precaution, alternative vendors have been identified.

     While the Year 2000 Issue is a top priority of the Company and a significant amount of resources have been allocated to this issue, there can be no assurance that all of its systems and equipment or its vendors will be Year 2000 Ready. However, at this time, the Company does not believe that its or its vendors Year 2000 related issues will have a material adverse effect on the Company's business. In the unlikely event of a systems failure at one of the Company's facilities, any one of a number of other facilities' systems could be utilized as a backup system.

     The total cost to standardize and upgrade all business computer systems is currently estimated to be $6.5 million. Through September 30, 1998, the Company has spent approximately $3.0 million of this total. Given the nature of this project and the fact that it addresses many issues in addition to preparing the Company for the Year 2000, it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. In compliance with generally accepted accounting principles, costs incurred by the Company for hardware, software and consultants are capitalized, while costs incurred in training employees are expensed as incurred. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           a)  Exhibits

               27  - Financial Data Schedule

           b)  Reports on Form 8-K

               None

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






Date:  November 12, 1998

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







Date: November 12, 1998

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






Date: November 12, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

 27                          Financial Data Schedule