Form 10-K
period 1998-12-31
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 1999-03-31
CIK 850660, 1063381, 1063382

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                        COMMISSION FILE NUMBER 333-57457

                              THERMADYNE MFG. LLC
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-2878452
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

                        COMMISSION FILE NUMBER 333-57457

                            THERMADYNE CAPITAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-2878453
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

           101 S. HANLEY, SUITE 300                                63105
             ST. LOUIS, MISSOURI                                 (Zip Code)
   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (314) 721-5573

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                    Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $4.3 million based on the closing sales price of the Common Stock, on March 12, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,590,326 shares of Common Stock, outstanding at March 22, 1999.

     Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction I of Form 10-K and are therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Thermadyne Holdings Corporation, a Delaware corporation ("Thermadyne" or the "Company"), is a leading global manufacturer of cutting and welding products and accessories. The Company manufactures a broad range of gas (oxy-fuel) and electric arc cutting and welding products that are ultimately sold to end-user customers principally engaged in the aerospace, automotive, construction, metal fabrication, mining, mill and foundry, petroleum and shipbuilding industries. Thermadyne Mfg. LLC ("Thermadyne LLC") is a wholly owned and the principal operating subsidiary of the Company and Thermadyne Capital Corp. ("Thermadyne Capital") is a wholly owned subsidiary of Thermadyne LLC.

BACKGROUND

     On May 22, 1998, the Company consummated (i) the merger (the "Merger") of Mercury Acquisition Corporation ("Mercury"), a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into the Company and (ii) the associated recapitalization of the Company (collectively, the "Recapitalization"). The DLJMB Funds acquired approximately 80.6% of the outstanding common stock, par value $0.01 per share ("Common Stock") of the Company pursuant to such transactions.

     In 1998 the Company made the following four acquisitions. On September 1, the Company acquired all the issued and outstanding capital stock of Thermadyne Victor Ltda. (formerly known as Equi Solda SA) ("Victor Brazil"), a leading manufacturer of gas cutting apparatus in Brazil. On July 24, the Company acquired substantially all the assets of Mid-America Cryogenics Company ("Mid-America"), which specializes in the design, installation and service of cryogenic equipment and is located in Indianapolis, Indiana. On May 21, the Company acquired substantially all the assets of OCIM Srl ("OCIM"), a manufacturer of a variety of arc welding accessories including metal inert gas ("MIG") and tungsten inert gas ("TIG") torches and consumables, located in Milan, Italy. On February 1, the Company acquired substantially all the assets of Pro-tip, a division of Settles Ground Support, Inc., a producer of low-cost oxygen fuel cutting tips in Cuthbert, Georgia. The aggregate consideration paid for these four acquisitions was approximately $19 million.

PRINCIPAL PRODUCTS

     The Company manufactures a broad range of both gas (oxy-fuel) and arc cutting and welding equipment (including a line of advanced plasma arc cutting systems and oxy-fuel apparatus), accessories and consumables, including repair parts used in the cutting and welding industry. Gas cutting and welding torches burn a mixture of oxygen and fuel gas, typically acetylene. Arc cutting and welding systems are powered by electricity. The major arc cutting and welding systems are plasma, stick, MIG and TIG. Arc technology is more sophisticated than gas technology and can be used on more types of metals. In addition, arc equipment produces less distortion in the surrounding metal and it cuts and welds faster, reducing labor costs. However, gas technology is more portable and generally less expensive than arc technology and therefore remains important in many industries.

     The Company conducts its operations through the following subsidiaries:

     THERMAL DYNAMICS -- PLASMA ARC CUTTING PRODUCTS. Thermal Dynamics Corporation ("Thermal Dynamics"), located in West Lebanon, New Hampshire and founded in 1957, developed many of the early plasma cutting systems and maintains its position as a leading manufacturer of plasma cutting systems and replacement parts. Thermal Dynamics' product line ranges from a portable 12 amp unit to large 1000 amp units. Thermal Dynamics' end-users are engaged primarily in fabrication and repair of sheet metal and plate products found in fabricated structural steel and non-ferrous metals, automotive products, appliances, sheet metal, HVAC, general fabrication, shipbuilding and general maintenance.

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

     In addition to gouging products, Arcair produces a patented exothermic cutting system, SLICE(R). This system generates temperatures in excess of 70007 F and can quickly cut through steel, concrete and other materials. SLICE(R) has many applications, including opening clogged steel furnaces and providing rapid entry in fire and rescue operations. Arcair has developed an underwater version of the SLICE(R) cutting system for use in the marine repair and salvage industry.

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

     Cigweld manufactures arc welding equipment products for both the automatic arc and manual arc welding markets. The Cigweld range of automatic welding equipment includes packages specifically designed for particular market segments. End users of this product range include the rural market and the vehicle repair, metal fabrication, ship building, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

     Cigweld manufactures a range of consumable products (filler metals) for manual and automatic arc and gas welding. The range of manual arc electrodes includes over 50 individual electrodes for different applications. Cigweld markets its manual arc electrodes under such brand names as Satincraft, Weldcraft, Ferrocraft(R), Alloycraft(R), Satincrome, Cobalarc(R), Castcraft and Weldall(R).

     For automatic and semi-automatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, principally under the Autocraft(R), Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc(R) brand names. For gas and TIG welding, Cigweld manufactures and supplies approximately 40 individual types of wires and solders for use in different applications. Cigweld's filler metals are manufactured to standards appropriate for their intended use, with the majority of products approved by agencies, such as Lloyd's Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

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

     Medical products are also manufactured by Cigweld in its manufacturing plant in Melbourne, Australia. These products are sold through distributors in the Australian market and exported through third party distributors and related entities. The product range includes regulators, flowmeters, suction units, oxygen therapy, resuscitation and outlet valves for medical gas systems.

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

     VICTOR GAS SYSTEMS -- CRYOGENIC PUMPS, AMBIENT AND ELECTRIC VAPORIZERS AND AUTOMATIC CYLINDER FILLING SYSTEMS. The operations of Victor Gas Systems, Inc. ("Victor Gas"), formerly known as Woodland

Cryogenics Company, commenced in 1986, and were acquired by the Company in November 1997. Victor Gas is a leading manufacturer, distributor and installer of cryogenic and high pressure gas fill plants, vaporizers and pumps, and its products are used to control, mix and package both cryogenic and high pressure gases into containment vessels such as gas cylinders.

     The principal uses of Victor Gas products are for the filling of cryogenic and high pressure gases for applications in industrial, medical and specialty gas markets served by gas distributors and producers. Victor Gas has developed computerized filling equipment to maximize productivity while also offering conventional or manual filling equipment.

     VICTOR BRAZIL -- OXY-FUEL PRODUCTS AND CUTTING TABLES. Victor Brazil, with offices and manufacturing facilities located in Rio de Janeiro, Brazil, was acquired by the Company in 1998. Victor Brazil is the leading manufacturer of oxy-fuel products for industrial and medical use and of mechanized cutting tables for shaping and fabricating sheet metal and metal plate in South America.

     Victor Brazil primarily serves the Latin America market. The oxy-fuel product line is very competitive in the region and offers the customer a broad range of gas cutting and welding equipment. Metal fabricators of all sizes, including applications such as shipbuilding, steel construction, machinery manufacturing, pressure vessel producers, and steel mills use the industrial oxy-fuel products. Hospitals, home care and doctor's offices use the medical oxy-fuel products.

     The cutting table line of products use either oxy-fuel or plasma cutting systems produced by Victor Brazil or other divisions of the Company. The line of products is oriented to the needs of the Latin America market. Inexpensive cantilever tables and higher precision, computer numeric controlled tables are produced by Victor Brazil. These products are used in all types of metal fabricating plants.

INTERNATIONAL BUSINESS

     The Company had aggregate international sales from continuing operations of approximately $199.4 million, $220.2 million and $171.6 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively, or approximately 37%, 42% and 39%, respectively, of net sales in each such period. The Company's international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. Additionally, as a result of the current downturn in the Asian and certain South American economies, there may be a decrease in infrastructure development in these regions or an overall worldwide contraction of industrial development. The impact of decreased development could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's international sales consist of (a) export sales of Thermadyne products manufactured at domestic manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through overseas field representatives of Thermadyne International Corporation ("Thermadyne International"), a subsidiary of Thermadyne, and (b) sales of Thermadyne products manufactured at international manufacturing facilities, sold by Thermadyne's foreign subsidiaries. For further information concerning the international operations of the Company, see the notes to the Consolidated Financial Statements of the Company included elsewhere herein.

     Thermadyne International was formed in 1980 to coordinate Thermadyne's efforts to increase international sales and sells cutting and welding products through independent distributors in more than 80 countries. In support of this effort, the Company operates distribution centers in Canada, Australia, Italy, Mexico, Japan, Singapore, Brazil, the Philippines, Malaysia, Indonesia and the United Kingdom and employs sales people located in 23 additional countries.

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

DISTRIBUTION

     The Company's cutting and welding products are distributed through a domestic network of approximately 1,100 independent welding products distributors with over 2,800 locations who carry one or more of its product lines. Relationships with the distributors are maintained by a separate sales force for each of the Company's principal product lines. In addition, a national accounts group exists to support the sale of all of the Company's product lines to its major distributors. The Company's products are distributed internationally through a direct sales force and independent distributors.

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

RESEARCH AND DEVELOPMENT

     The Company has research and development groups for each of its product lines that primarily conduct process and product development to meet market needs. As of December 31, 1998, the Company employed approximately 125 persons in its research and development groups, most of which are engineers.

EMPLOYEES

     As of December 31, 1998, the Company employed 3,506 people, of which approximately 618 were engaged in sales and marketing activities, 205 were engaged in administrative activities, 2,572 were engaged in manufacturing activities and 111 were engaged in engineering activities. Labor unions represent none of the Company's work force in the United States and virtually all of the manufacturing employees in its foreign operations. The Company believes that its employee relations are good. The Company has not experienced any significant work stoppages.

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

ITEM 2. PROPERTIES.

     The Company operates 17 manufacturing facilities in the United States, Italy, the Philippines, Brazil, Indonesia, Malaysia and Australia. All domestic manufacturing facilities, leases and leasehold interests are encumbered by liens securing the Company's obligations under its senior credit facility. The Company considers its plants and equipment to be modern and well-maintained and believes its plants have sufficient capacity to meet future anticipated expansion needs.

     The Company leases and maintains a 43,600 square foot facility located in St. Louis, Missouri, which houses the executive offices of the Company and its operating subsidiaries, as well as all centralized services.

     The following table describes the location and general character of the Company's principal properties:

            SUBSIDIARY/                            BUILDING SPACE/                  PROPERTY
       LOCATION OF FACILITY                      NUMBER OF BUILDINGS                  SIZE
       --------------------                      -------------------                --------
Thermal Dynamics/West Lebanon, New
  Hampshire........................  187,000 sq. ft.                                8.0 acres
                                     5 buildings (office, manufacturing, sales
                                     training, future expansion)
Tweco/Wichita, Kansas..............  220,816 sq. ft.                               21.7 acres
                                     3 buildings (office, manufacturing, storage
                                     space)
Victor/Denton, Texas...............  222,403 sq. ft.                               30.0 acres
                                     4 buildings (office, manufacturing,
                                     storage, sales training center)
Victor/Abilene, Texas..............  123,740 sq. ft.                               32.0 acres
                                     1 building (office, manufacturing)
Victor Brazil/Rio de Janeiro,
  Brazil...........................  200,000 sq. ft.                                6.0 acres
                                     6 buildings (office, manufacturing,
                                     warehouse)
Thermadyne Canada/Oakville,
  Ontario, Canada..................  57,000 sq. ft.                                 8.3 acres
                                     1 building (office, warehouse)
Modern Engineering Company/Gallman,
  Mississippi......................  60,000 sq. ft.                                60.0 acres
                                     1 building (office, manufacturing)
Thermadyne Australia/Melbourne,
  Australia........................  588,000 sq. ft.                               32.4 acres
                                     8 buildings (office, manufacturing,
                                     storage, research)
Comweld Philippines/Cebu,
  Philippines......................  41,380 sq. ft.                                 1.2 acres
                                     1 building (office, manufacturing)
Comweld Indonesia/Jakarta,
  Indonesia........................  52,500 sq. ft.                                 2.1 acres
                                     1 building (office, manufacturing)
Comweld Malaysia/Kuala Lumpur,
  Malaysia.........................  56,000 sq. ft,                                 2.2 acres
                                     1 building (office, manufacturing,
                                     warehouse)
C&G/Itasca, Illinois...............  38,000 sq. ft.                                 2.0 acres
                                     1 building (office, manufacturing, future
                                     expansion)
Stoody/Bowling Green, Kentucky.....  185,000 sq. ft.                               37.0 acres
                                     1 building (office, manufacturing)
GenSet/Pavia, Italy................  193,000 sq. ft.                                7.9 acres
                                     2 buildings (office, manufacturing,
                                     warehouse)
OCIM/Milan, Italy..................  10,000 sq. ft.                                 0.5 acres
                                     1 building (office, manufacturing)
Thermal Arc/Troy, Ohio.............  120,000 sq. ft.                                6.5 acres
                                     1 building (office, manufacturing,
                                     warehouse, sales training)
Victor Gas/Philadelphia,
  Pennsylvania.....................  25,537 sq. ft.                                 3.4 acres
                                     1 building (office, manufacturing)
Victor Gas/Indianapolis, Indiana...  5,000 sq. ft.                                  1.0 acres
                                     1 building (office, manufacturing,
                                     warehouse)

     All of the above facilities are leased, except for the facilities located in Melbourne, Cebu, Pavia, Rio de Janeiro and Gallman, which are owned. The Company also has additional assembly and warehouse facilities in Canada, the United Kingdom, Italy, Japan, Singapore, Mexico, the Philippines, Indonesia, Brazil and Australia.

     In addition, the Company has subleased 295,000 square feet of its 325,000 square foot facility in City of Industry, California, which formerly was the manufacturing facility for certain products now manufactured at the Company's Bowling Green, Kentucky facility.

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

     Certain environmental laws, including but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act and the equivalent state laws, provide for strict, joint and several liability for investigation and remediation of spills or other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by the Company or by its predecessors or previously owned business entities, as well as to conditions at properties at which wastes or other contamination attributable to the Company or its predecessors or previously owned business entities come to be located. The Company has in the past and may in the future be named a potentially responsible party at off-site disposal sites to which it has sent waste. The Company does not believe that the ultimate cost relating to such sites will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of shareholders of the registrant held on November 4, 1998, there were 3,236,834 shares of Common Stock of the Company issued and outstanding and entitled to be voted, if represented. The following matters were presented to the meeting for a vote and the results of such voting are as follows:

     (1) Election of Directors

FOR ALL NOMINEES        WITHHELD
----------------        --------
   3,113,366               42

     (2) To ratify the adoption of the Thermadyne Holdings Corporation Bonus
         Plan

   FOR           AGAINST        ABSTAIN        BROKER NON-VOTE
---------        -------        -------        ---------------
2,991,475        39,686           30               82,217

     (3) To ratify the adoption of the Thermadyne Holdings Corporation Management Incentive Plan

   FOR           AGAINST        ABSTAIN        BROKER NON-VOTE
---------        -------        -------        ---------------
2,976,684        54,405           102              82,217

     (4) To ratify the adoption of the Thermadyne Holdings Corporation 1998 Non-Employee Directors Stock Option Plan

   FOR           AGAINST        ABSTAIN        BROKER NON-VOTE
---------        -------        -------        ---------------
3,029,767         1,337           102              82,217

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock began trading on The Nasdaq Stock Market ("NASDAQ") on May 17, 1994. On October 15, 1998 the NASDAQ delisted the Common Stock. Following its delisting from NASDAQ, the Common Stock traded in the over the counter market. The following table shows, for the periods indicated, the high and low sale prices of a share of the Common Stock for the fiscal years 1997 and 1998 as reported by published financial sources.

                                                              CLOSING SALE
                                                                  PRICE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1997
  First Quarter.............................................  $28 1/4   $24 3/8
  Second Quarter............................................   31 7/8    25 1/2
  Third Quarter.............................................   31 1/2    27 5/8
  Fourth Quarter............................................   30 1/2    27 3/4
1998
  First Quarter.............................................   34 1/4    28
  Second Quarter............................................   47        37 3/8
  Third Quarter.............................................   40 5/8    24
  Fourth Quarter............................................   29 1/16   15

     On March 12, 1999 the last reported bid price for the Common Stock as reported by published financial sources was $16.00 per share. As of March 23, 1999, there were approximately 84 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data for and as of each of the years in the five-year period ended December 31, 1998 set forth below have been derived from the audited Consolidated Financial Statements of the Company. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements including the Notes thereto in each case included elsewhere herein.

                                                             FISCAL YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                     1994(1)   1995(2)   1996(2)    1997      1998
                                                     -------   -------   -------   -------   -------
                                                     (IN MILLIONS, EXCEPT PER SHARE AND RATIO DATA)
Operating Results Data:
  Net sales........................................  $258.1    $ 316.8   $ 439.7   $ 520.4   $ 532.8
  Cost of goods sold...............................   141.1      176.0     259.8     320.0     340.2
  Selling, general and administrative expenses.....    60.0       72.4      95.9     110.7     102.6
  Amortization of goodwill(3)......................    83.9       92.9      83.0       1.6       1.5
  Amortization of intangibles(4)...................    10.7       48.4      12.4       6.8       2.4
  Net periodic postretirement benefits.............     2.1        2.1       2.7       2.8       2.6
  Special charges..................................      --        2.3        --        --      50.5
                                                     ------    -------   -------   -------   -------
  Operating income (loss)..........................   (39.7)     (77.3)    (14.1)     78.5      33.0
  Interest expense.................................    39.1       41.3      45.7      45.3      62.2
  Other expense, net...............................     2.0        4.8       3.7       4.7       5.6
  Income (loss) from continuing operations
     available to common...........................   (85.1)    (131.8)    (62.9)     15.1     (46.2)
  Income (loss) per share from continuing
     operations:
     Basic.........................................   (8.51)    (12.97)    (5.83)     1.36     (7.95)
     Diluted.......................................   (8.51)    (12.97)    (5.83)     1.33     (7.95)
Consolidated Balance Sheet Data:
  Working capital(5)...............................  $ 81.5    $  52.3   $  67.6   $  88.5   $ 121.2
  Total assets.....................................   627.8      416.4     353.4     354.5     420.2
  Total debt.......................................   497.7      456.5     421.3     358.1     710.7
  Total stockholders' equity (deficit).............    20.6     (132.2)   (185.3)   (162.8)   (496.3)
Consolidated Cash Flow Data:
  Net cash provided by (used in) operating
     activities....................................  $  5.4    $  31.2   $  21.5   $  15.0   $ (50.3)
  Net cash provided by (used in) investing
     activities....................................    (1.0)     (15.7)     18.7      36.8     (39.5)
  Net cash provided by (used in) financing
     activities....................................    (5.8)     (20.9)    (40.6)    (51.7)     89.7
Other Data:
  Adjusted EBITDA(6)...............................  $ 62.7    $  74.6   $  95.7   $ 102.1   $ 105.1
  Depreciation.....................................     5.7        8.5      11.7      12.5      15.1
  Capital expenditures.............................     8.0        7.2      11.4      16.3      17.5

---------------

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

(3) In conjunction with the Restructuring, the Company's assets and liabilities were revalued at the effective date thereof. The assets and liabilities were stated at their reorganization value. The portion of the reorganization value not attributable to specific assets was amortized over a three year period.

(4) Includes $33.0 million in 1995 related to the writedown of intangible assets in accordance with Financial Accounting Standards Board Statement No. 121.

(5) Excludes net assets of discontinued operations.

(6) "Adjusted EBITDA" is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

     Thermadyne, through its subsidiaries, is engaged in the design, manufacture and distribution of cutting and welding products and accessories. Since 1994, the Company has embarked on a strategy designed to focus its business exclusively on the cutting and welding industry and enhance the Company's market position within that industry.

     The following is a discussion and analysis of the consolidated financial statements of the Company. The Company conducts its operations through its wholly-owned subsidiary Thermadyne LLC. The accompanying consolidated financial statements for the Company and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by the Company, and therefore, a separate discussion of Thermadyne LLC is not presented.

     Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income
(loss) and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

RESULTS OF OPERATIONS

     The following discussion of results of operations is presented for the fiscal years ended December 31, 1996, 1997 and 1998. The results of operations of the Company include the operations of C&G, Cigweld, GenSet, Arcsys, Victor Gas, Pro-tip, Mid-America, OCIM and Victor Brazil from their respective dates of acquisition.

  1998 Compared to 1997

  Net Sales

     Net sales from continuing operations for the year ended December 31, 1998 were $532.8 million, an increase of $12.3 million, or 2.4%, over net sales from continuing operations of $520.4 million for the year ended December 31, 1997. Domestic sales increased 10.6% in 1998, including $13.9 million related to acquisitions. Excluding acquisitions domestic sales increased 6.0% in 1998, which is largely the result of successful new product introductions and marketing programs. International sales decreased 9.0% in a comparison of 1998 and 1997. Results in Asia and Australia continue to significantly impact consolidated results. Combined sales in those regions are down 27.4% in 1998 of which approximately 70% related to changes in currency exchange rates. Also included in the overall 9.0% international sales decrease is $4.5 million in sales attributable to a recently acquired company in Brazil. Excluding the effects of the decreases in Asia and Australia, and the acquisition in Brazil, international sales increased 7.7% in 1998 compared to 1997.

  Costs and Expenses

     Cost of goods sold from continuing operations as a percentage of sales for the year ended December 31, 1998 was 63.9% compared to 61.5% for the year ended December 31, 1997. Acquisitions continue to put downward pressure on gross margins as the Company expands its product line in the cutting and welding industry which often includes adding lower gross margin businesses. Current sales mix is also influencing the gross margin percentage as the Company is experiencing growth in some of its lower margin product lines, which results in a lower overall gross margin percentage. Cost of goods sold as a percentage of sales would have been 63.3%, excluding the effect of acquisitions.

     Selling, general and administrative expenses from continuing operations decreased $8.1 million, or 7.4%, from $110.7 million for the year ended December 31, 1997 to $102.6 million for the year ended December 31, 1998. As a percentage of sales, selling, general and administrative expenses were 19.2% for the year ended December 31, 1998 compared to 21.3% for the year ended December 31, 1997. This decrease in costs is primarily the result of a broad cost reduction program implemented by the Company in 1998.

     Amortization of other intangibles decreased 65.2%, or $4.4 million, to $2.4 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease results from events that occurred during 1997, including the recognition of net operating loss carryforward benefits and the sale of the wear resistance business.

     Special charges of $50.5 million in 1998 are the result of the Merger and headcount reductions in the third and fourth quarters. The amounts applicable to these two events were $44.2 million, and $6.3 million, respectively.

     Interest expense increased $16.8 million in 1998 to $62.2 million, from $45.3 million in 1997. Increased debt levels as a result of the Merger is the reason for this 37.1% increase.

     Amortization of deferred financing costs was $2.7 million for the year ended December 31, 1998 compared to $1.6 million for the year ended December 31, 1997. This $1.1 million, or 70.1%, increase is a result of Merger-related debt placement costs.

     An income tax provision of $11.4 million was reported for the year ended December 31, 1998 on a pre-tax loss of $34.8 million. An income tax provision of $13.5 million was reported for the year ended December 31, 1997 on pre-tax income of $28.5 million. The 1998 income tax provision differs from the amount determined by applying the US federal statutory rate to pre-tax loss primarily as a result of certain non-deductible expenses recorded in connection with the Merger as well as an increase in the valuation allowance for deferred tax assets. The 1997 income tax provision differs from the amount determined by applying the US federal statutory rate to pre-tax income primarily as a result of non-deductible goodwill amortization and other non-deductible expenses.

  Adjusted EBITDA

     Adjusted EBITDA was $105.1 million, or 19.7% of net sales, for the year ended December 31, 1998. This compares to Adjusted EBITDA from continuing operations of $102.1 million for the year ended December 31, 1997, which is 19.6% of net sales.

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

  Adjusted EBITDA

     Adjusted EBITDA from continuing operations was $102.1 million and $95.7 million for the years ended December 31, 1997 and 1996, respectively. As a percentage of net sales, Adjusted EBITDA was 19.6% for the year ended December 31, 1997 compared to 21.8% for the year ended December 31, 1996.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows. Cash used in operating activities was $50.3 million for the year ended December 31, 1998 compared to cash provided by operations of $15.0 million for the year ended December 31, 1997. This decrease in cash provided by operating activities is the result of a decrease in earnings (adjusted for noncash expenses) of $62.2 million plus a net increase in operating assets and liabilities of $3.1 million in a comparison of the years ended December 31, 1998 and 1997. Special charges of $50.5 million and an extraordinary loss of $15.1 million on the early extinguishment of debt resulted in a loss of $61.3 million for the year ended December 31, 1998. This compares to net income of $34.3 million for the year ended December 31, 1997, which included $19.2 million in gains from discontinued operations. Inventories, accounts payable and accrued interest all used more cash in 1998 than in 1997. This use of cash was partially offset by a decrease in cash used by accounts receivable, prepaid expenses, accrued liabilities and income taxes payable. Net cash used in investing activities was $39.5 million in 1998 compared to net cash provided by investing activities of $36.8 million in 1997. The year 1997 includes $86.9 million of cash provided by discontinued operations, which was partially offset by $18.9 million more in cash used for acquisitions in 1997. The Company used $1.2 million more in cash for capital expenditures and $7.2 million more in cash for other assets in 1998 compared to 1997. Financing activities provided cash of $89.7 million in 1998 due to the issuance of debt and equity securities in connection with the Merger in May. These proceeds were partially offset by cash used for related financing fees and the repurchase of common stock. Financing activities used cash of $51.7 million in 1997 largely as the result of cash proceeds from the sale of discontinued operations which were used to repay long-term obligations.

     Capital Expenditures. The Company had $17.5 million of capital expenditures related to continuing operations in 1998. The Company's new senior secured loan facility (the "New Credit Facility") contains restrictions on the Company's ability to make capital expenditures. Based on present estimates, management believes that the amount of capital expenditures permitted to be made under the New Credit Facility will be adequate to maintain the properties and businesses of the Company's continuing operations.

     Liquidity. The Company's principal sources of liquidity are cash flow from operations and borrowings under the New Credit Facility. The Company's principal uses of cash will be debt service requirements, capital expenditures, acquisitions and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the New Credit Facility. In connection with future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, if at all.

     In connection with the Merger, Mercury raised approximately $140 million through the issuance of 2,608,696 shares of common stock ("Mercury Common Stock"), 2,000,000 shares of senior exchangeable preferred stock ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB Warrants"), and approximately $94.6 million aggregate gross proceeds through the issuance of 12 1/2% Senior Discount Debentures due 2008 (the "Debentures"). As a result of the Merger, the proceeds from the sale of such securities became an asset of the Company, each share of Mercury Common Stock became a share of Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of the Company ("Holdings Preferred Stock"), each DLJMB Warrant by its terms became exercisable for an equal number of shares of Common Stock, and the Company succeeded to the obligations of Mercury with respect to the Debentures. In addition, Thermadyne LLC and Thermadyne Capital issued approximately $207 million of Senior Subordinated Notes and entered into the New Credit Facility which raised $330 million through term loans and provides a $100 million revolver and letters of credit facility. These proceeds were used to finance the conversion of shares of Common Stock into cash, to refinance outstanding indebtedness, to fund cash payments to holders of stock options and to holders of rights to purchase Common Stock under the Company's Employee Stock Purchase Plan upon cancellation of those options and rights, and to pay expenses incurred in connection with the Merger. Also, in connection with the Merger, certain members of senior management purchased 143,192 shares of Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately $3.6 million was provided through non-recourse loans from the Company (the "Management Loans").

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

     Borrowings under the New Credit Facility generally will bear interest based on a margin over, at the Company's option, the base rate or LIBOR. The applicable margin will vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. Thermadyne LLC's obligations under the New Credit Facility will be secured by substantially all of the assets of Thermadyne LLC, including a pledge of the capital stock of all of its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. In addition, the Company has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. Such guarantee is only recourse to the Company's pledge of all of the outstanding capital stock of Thermadyne LLC to secure Thermadyne LLC's obligations under the New Credit Facility. The New Credit Facility contains customary covenants and events of default including substantial restrictions on Thermadyne LLC's ability to make dividends or other distributions to the Company.

     The Debentures were issued by Mercury, became obligations of the Company following the Merger and are not guaranteed by Thermadyne LLC or any of its consolidated subsidiaries. The Debentures will mature in 2008 and will not require cash interest payments until 2003. The Debentures contain customary covenants and events of default, including covenants that limit the ability of the Company and its subsidiaries to incur debt, pay dividends and make certain investments.

     The Senior Subordinated Notes were issued by Thermadyne LLC and Thermadyne Capital and, were guaranteed by certain of the Company's domestic subsidiaries. The Senior Subordinated Notes will mature in 2008. Interest on the Senior Subordinated Notes will be payable semiannually in cash. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the ability of Thermadyne LLC and its subsidiaries to incur debt, pay dividends and make certain investments.

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

MARKET RISK AND RISK MANAGEMENT POLICIES

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company is also exposed to changes in interest rates from its long-term debt arrangements. See Item
7A -- "Quantitative and Qualitative Disclosures About Market Risk" for further discussion.

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

     In addressing the Year 2000 Issue, the Company is currently evaluating its computer-based systems, facilities and products and identifying all steps necessary to determine they are all Year 2000 Ready. The Company is employing a combination of internal resources and outside consultants to address this issue. The Company's information technology department is responsible for its business computers, PC's and related software. General managers of the Company's manufacturing facilities oversee the Year 2000 Issue at their respective plants including all engineering computer systems, PC's and related software, manufacturing equipment and facilities' systems, such as security, climate control and telecommunication systems. Detailed checklists have been developed for all of the aforementioned areas which note the review date, actions required and completion date. The Company has identified systems which are not Year 2000 Ready, and is in the process of upgrading or replacing those systems. The Company is currently on schedule to complete these upgrades and replacements by the year 2000. The Company has completed its assessment of its products and has identified no Year 2000 Issues. In addition, the Company has contacted its vendors to determine whether they are Year 2000 Ready, and is in the process of accumulating those responses. Initial responses indicate most of the Company's vendors are addressing their Year 2000 Issues and that all critical vendors are either Year 2000 Ready or will be in the near future. As a precaution, alternative vendors have been identified.

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

     The total cost to standardize and upgrade all business computer systems is currently estimated to be $6.5 million. Through December 31, 1998, the Company has spent approximately $5.0 million of this total. Given the nature of this project and the fact that it addresses many issues in addition to preparing the Company for the Year 2000, it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. In compliance with generally accepted accounting principles, costs incurred by the Company for hardware, software and consultants are capitalized, while costs incurred in training employees are expensed as incurred. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A substantial portion of the Company's operations consists of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia and Canada. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, Italy, Indonesia, Malaysia, the Philippines and Brazil as well as in the United States. A substantial portion of the product manufactured in these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the U.S. are denominated in U.S. dollars which further limits the Company's exposure to changes in the exchange rates. The Company is most susceptible to a strengthening U.S. dollar and the negative affect when local currency financial statements are translated into U.S. dollars, the Company's reporting currency.

     The Company does not believe its exposure to transaction gains or losses resulting from changes in foreign currency exchange rates is material to its financial results. As a result, the Company does not actively try to manage its exposure through foreign currency forward or option contracts.

     The Company is also exposed to changes in interest rates primarily from its long-term financial arrangements which are predominantly denominated in U.S. dollars. At December 31, 1998, the Company had approximately $308.1 million of variable rate U.S. debt. The Company limited its exposure to variations in the interest rate by entering into an interest rate swap arrangement effective January 1, 1999, with respect to approximately $61.5 million of this debt. The Company also has approximately $20.4 million and $13.7 million of variable rate debt denominated in Australian dollars and Italian lira, respectively. A hypothetical 100 basis point increase in the Company's variable borrowing rates would result in an increase in interest expense of approximately $2.8 million for the year ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-53 hereof.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the current directors and executive officers of the Company. Each officer of the Company serves in the same capacity for Thermadyne LLC and Thermadyne Capital.

                 NAME                   AGE                POSITION(S)
                 ----                   ---                -----------
Randall E. Curran.....................  44    Director of the Company, Thermadyne
                                                LLC and Thermadyne Capital, Chairman
                                                of the Board, President and Chief
                                                Executive Officer
James H. Tate.........................  51    Director of the Company, Thermadyne
                                                LLC and Thermadyne Capital, Senior
                                                Vice President and Chief Financial
                                                Officer
Peter T. Grauer.......................  53    Director of the Company, Thermadyne
                                                LLC and Thermadyne Capital
William F. Dawson, Jr.................  34    Director of the Company, Thermadyne
                                                LLC and Thermadyne Capital
John F. Fort III......................  57    Director of the Company
Harold A. Poling......................  73    Director of the Company
Lawrence M.v.D. Schloss...............  44    Director of the Company
Stephanie N. Josephson................  45    Vice President, General Counsel and
                                                Corporate Secretary
Thomas C. Drury.......................  42    Vice President, Human Resources
Robert D. Maddox......................  39    Vice President and Corporate
                                              Controller

     Mr. Curran has been a Director of the Company since February 1994 and was elected Chairman of the Board and Chief Executive Officer in February 1995, having previously served as President of the Company from August 1994 and as Executive Vice President and Chief Operating Officer of the Company from February 1994. From 1992 to 1994 Mr. Curran was President of the Cutting and Welding division of the Company. From 1986 to 1992, Mr. Curran was Chief Financial Officer of the Company and/or its predecessors. Prior to 1986, Mr. Curran held various executive positions with Cooper Industries, Inc. Mr. Curran presently serves on the board of directors of Insilco Holding Co. and the Whitfield School.

     Mr. Tate has been a Director of the Company since October 1995. He was elected Senior Vice President and Chief Financial Officer in February 1995, having previously served as Vice President of the Company and Vice President and Chief Financial Officer of the Company's subsidiaries since April 1993. Prior to joining the Company, Mr. Tate was employed by the accounting firm of Ernst & Young LLP for eighteen years, the last six of which he was a partner. Mr. Tate currently serves on the board of directors of Rowe International, Inc.

     Mr. Grauer has been a Director of the Company since May 1998. Mr. Grauer has been a Managing Director of DLJ Merchant Banking II, Inc. ("DLJMB II Inc.") (and its predecessor) since September 1992. Mr. Grauer is a director of Doane Pet Care Products, Inc., Total Renal Care Holdings, Inc., DecisionOne Holdings Corp., Nebco Evans Holding Company, Ameriserve Food Distribution, Inc. and Bloomberg, Inc.

     Mr. Dawson has been a Director of the Company since May 1998. Mr. Dawson has been a Principal of DLJMB II Inc. since August 1997. From December 1995 to August 1997, he was a Senior Vice President in Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") High Yield Capital Markets Group. Prior thereto Mr. Dawson was a Vice President in the Leveraged Finance Group within DLJSC's Investment Banking Group. Mr. Dawson serves as a director of Von Hoffmann Corporation and Insilco Holding Co.

     Mr. Fort has been a Director of the Company since May 1998. Mr. Fort retired as Chairman of the Board of Tyco International Ltd. in January of 1993. In 1964, after receiving degrees in Aeronautical Engineering and Industrial Management from Princeton and the MIT Sloan School, respectively, he joined the Simplex Wire & Cable Company (now a subsidiary of Tyco). Mr. Fort held a broad range of positions throughout his thirty years at Tyco. He currently holds directorships at Tyco International Ltd. and Roper Industries. He is an active participant on advisory boards at MIT, Princeton University, Full Circle Investments and the Appalachian Mountain Club.

     Mr. Poling has been a Director of the Company since May 1998. Mr. Poling retired as Chairman of the Board and Chief Executive Officer of Ford Motor Company on January 1, 1994, a position he held since 1990. Mr. Poling is a director of Shell Oil Company, Flint Ink Corporation, the Kellogg Company, Karrington Health, Inc. and Meritor Automotive, Inc. He is a member of the DLJ Executive Advisory Board and a member of the VIAG International Board. Mr. Poling is a director of the Monmouth (Ill.) College Senate and a member of the Dean's Advisory Council for the Indiana University School of Business. He was national chairman of Indiana University's Annual Fund campaigns from 1986-88.

     Mr. Schloss has been a Director of the Company since May 1998. Mr. Schloss has been the Managing Partner of DLJMB II Inc. since November 1995. Prior to November 1995, he was the Chief Operating Officer and a Managing Director of DLJ Merchant Banking, Inc. Mr. Schloss currently serves as Chairman of the Board of McCulloch Corporation and as a director of Wilson Greatbatch, Inc. and DecisionOne Holdings Corp. Mr. Schloss has previously served as a director of GTECH Corporation, Krueger International, Inc., OSi Specialties, Inc. and MPB Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1997 and 1996. Each of the Named Executive Officers entered into a new employment agreement with the Company in connection with the Recapitalization. See "Employment
Arrangements -- Employment Contracts."

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                            ------------
                                                     ANNUAL COMPENSATION     SECURITIES     ALL OTHER
                                                     --------------------    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION(S)                YEAR   SALARY($)   BONUS($)    OPTIONS(#)       ($)(1)
------------------------------                ----   ---------   --------   ------------   ------------
Randall E. Curran...........................  1998    538,400    506,634       99,397         36,282
  Chairman of the Board, President and        1997    517,847    538,400       30,600         33,807
  Chief Executive Officer                     1996    498,921    385,050       91,000          8,008
James H. Tate...............................  1998    294,741    219,488       51,686         19,230
  Director, Senior Vice President and Chief   1997    275,093    188,614       27,000         18,039
  Financial Officer                           1996    241,012    169,114       36,000          7,403
Stephanie N. Josephson......................  1998    181,577     94,935       10,603         10,248
  Vice President, General Counsel and         1997    168,719     84,625       10,000         10,210
  Corporate Secretary                         1996    129,573     70,208        6,000          6,489
Thomas C. Drury.............................  1998    150,481     78,279       10,603          7,292
  Vice President -- Human Resources           1997    132,206     66,479       10,000          7,444
                                              1996    107,115     53,708        6,000          5,982
Robert D. Maddox............................  1998    150,481     78,279       10,603          6,854
  Vice President and Controller               1997    134,254     67,417        5,000          7,749
                                              1996    113,658     60,055        6,000          6,272

---------------

(1) All other compensation includes group life insurance premiums paid by the Company and contributions made on behalf of the Named Executive Officers to the Company's 401(k) retirement and profit sharing plan. The amount of insurance premiums paid and 401(k) contributions made on behalf of the Named Executive Officers for 1998 are as follows: Mr. Curran, $3,978 and $32,304, respectively; Mr. Tate, $4,729 and $14,501, respectively; Ms. Josephson, $2,262, and $7,986, respectively; Mr. Drury, $785 and $6,507, respectively; and Mr. Maddox, $317 and $6,537, respectively.

     The following table sets forth certain information related to stock options granted to the Named Executive Officers in 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                   NUMBER OF       PERCENT OF
                                  SECURITIES     TOTAL OPTIONS
                                  UNDERLYING       GRANTED TO     EXERCISE OR                 GRANT DATE
                                    OPTIONS       EMPLOYEES IN    BASE PRICE    EXPIRATION   PRESENT VALUE
                                 GRANTED(#)(1)   FISCAL YEAR(%)     ($/SH)         DATE         ($)(2)
                                 -------------   --------------   -----------   ----------   -------------
Randall E. Curran..............     99,397            30.8           34.50       05/22/08      1,813,995
James H. Tate..................     51,686            16.0           34.50       05/22/08        943,270
Stephanie N. Josephson.........     10,603             3.3           34.50       05/22/08        193,505
Thomas C. Drury................     10,603             3.3           34.50       05/22/08        193,505
Robert D. Maddox...............     10,603             3.3           34.50       05/22/08        193,505

---------------

(1) The options to purchase Common Stock were granted under the Company's 1998 Management Incentive Plan and become exercisable as follows; (a) 10% immediately on the date of grant, (b) 40% ratably over five years, and (c) 50% at the end of eight years. For a more complete description of the 1998 Management Incentive Plan, see "Employment Arrangements -- Management Incentive Plan."

(2) The grant date present value of each option grant was determined using a variation of the Black-Scholes option pricing model. The estimated values presented are based on the following assumptions made as of the time of grant: an expected dividend yield of 0%; an expected option term of 10 years; volatility of .278 (based on historical stock price observations just prior to each grant); and a risk-free rate of 5.76%. The actual value, if any, that the Named Executive Officers may realize from the exercise of the options will be the excess of the fair market value of the Common Stock on the date of exercise over the exercise price. See "Fiscal Year-End Option Values."

     The following table provides information related to the number and value of options held by the Named Executive Officers at the end of 1998. On December 31, 1998, the last reported close price for the Common Stock was $20.

                         FISCAL YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES
                                                                         UNDERLYING
                                                                   UNEXERCISED OPTIONS AT
                                                                       FISCAL YEAR-END
                                                           ---------------------------------------
                             SHARES
                          ACQUIRED ON         VALUE
          NAME           EXERCISE(#)(1)   REALIZED($)(1)   EXERCISABLE(#)(2)   UNEXERCISABLE(#)(2)
          ----           --------------   --------------   -----------------   -------------------
Randall E. Curran.......       --           7,647,575            9,939               89,458
James H. Tate...........       --           2,125,750            5,168               46,518
Stephanie N.
  Josephson.............       --             711,750            1,060                9,543
Thomas C. Drury.........       --             711,750            1,060                9,543
Robert D. Maddox........       --             356,750            1,060                9,543


                                VALUE OF UNEXERCISED
                                IN-THE-MONEY OPTIONS
                                 AT FISCAL YEAR-END
                          ---------------------------------
          NAME            EXERCISABLE($)   UNEXERCISABLE($)
          ----            --------------   ----------------
Randall E. Curran.......        --                --
James H. Tate...........        --                --
Stephanie N.
  Josephson.............        --                --
Thomas C. Drury.........        --                --
Robert D. Maddox........        --                --

---------------

(1) As of May 22, 1998, the effective time of the Merger, all outstanding options to acquire shares of Common Stock granted to employees and directors under the Management Option Plan and the Employee Stock Option Plan, whether vested or not (the "Options"), were cancelled, and the holders of such Options received a cash payment in an amount equal to the product of (x) the excess, if any, of $34.50 over the exercise price of such Option multiplied by (y) the number of shares of Common Stock subject to such Option.

(2) Consists of options granted following consummation of the Merger. See "Employment Arrangements -- Management Incentive Plan" for a more complete discussion of the 1998 Management Incentive Plan.

EMPLOYMENT ARRANGEMENTS

     Employment Contracts. On May 22, 1998, in connection with the Merger, Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson entered into employment agreements with the Company and its subsidiaries. All five employment agreements terminate on May 22, 2001; however, such agreements automatically renew for an additional year on each May 22 beginning in 1999 so that a new three-year term begins upon each extension (unless the agreements are earlier terminated as provided therein). Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson serve in their current executive capacities with the Company as a requirement of their respective employment agreements.

     Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson are entitled to annual base salaries (subject to increase at the Board of Directors' discretion) of $538,400, $311,000, $170,000, $170,000 and $205,000, respectively. In addition, Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson are eligible to participate in an annual bonus plan providing for an annual bonus opportunity of not less than 100%, 75%, 55%, 55% and 55%, respectively, of such executive's base salary. Each executive is also entitled to such benefits as are customarily provided to the executives of the Company and its subsidiaries. All five executives are required to devote all their business time and attention to the business of the Company and its subsidiaries.

     Each employment agreement provides that if the executive's employment ceases as a result of disability or death, the executive or the executive's estate, heirs or beneficiaries, as the case may be, will continue to receive the executive's then current salary for a period of 24 months from the date of his or her disability or death. If the executive's employment is terminated by the Company for Cause (as defined in the employment agreement) or voluntarily by the executive for any reason other than death, disability or upon a constructive termination (which includes, among other things, reduction of compensation, title, position or duties) the executive will not be entitled to receive compensation or unaccrued benefits after the date of termination. If the executive's employment is terminated by the Company without Cause or is terminated by the executive upon a constructive termination, the executive will continue to receive his or her then current salary and other benefits provided by the agreement during the unexpired term of the agreement.

     Direct Investment Program. In May 1998, in connection with the Merger, certain members of senior management were offered the opportunity to purchase shares of Common Stock through the Thermadyne Holdings Corporation Direct Investment Program (the "Investment Program"). The following table sets forth the number of shares of Common Stock purchased by each Named Executive Officer participating in the Investment Program.

                      DIRECT INVESTMENT PROGRAM PURCHASES

                                                              NUMBER OF
                            NAME                              SHARES(1)
                            ----                              ---------
Randall E. Curran...........................................   49,274
James H. Tate...............................................   14,492
Stephanie N. Josephson......................................   11,370
Thomas C. Drury.............................................    8,800
Robert D. Maddox............................................    9,368

---------------

(1) All such shares were purchased at $34.50 per share.

     In connection with the Merger, a portion of the funds required to purchase the shares under the Investment Program were provided through loans made by the Company. Messrs. Curran, Tate, Maddox and Drury and Ms. Josephson received secured, non-recourse loans from the Company in the amount of $1,249,890, $367,606, $237,630, $223,222 and $288,413, respectively. The loans bear interest at the rate of 5.69% per annum and are due in full on May 22, 2006. Upon the termination of the participant's employment with the Company, other than as a result of the participant's death, any outstanding loan will become due and payable.

     Management Incentive Plan. In May 1998, in connection with the Merger, the Board of Directors adopted the Management Incentive Plan, which provides for the granting of options to acquire up to 500,000 shares of Common Stock to certain officers and employees of the Company. In connection with the Merger, options to purchase approximately 322,966 shares of Common Stock were granted under the Management Incentive Plan to certain officers and employees of the Company at an exercise price of $34.50 per option share. Pursuant to the terms of the Management Incentive Plan, options granted to certain members of senior management provide for both a "Time Vesting Option" and a "Cliff Vesting Option." Under the Time Vesting Option, the option vests and is exercisable with respect to twenty percent of the shares subject to the option on the day it was granted. Then, on each of the first five anniversaries from that date the Time Vesting Option was granted, an additional sixteen percent of the shares subject to the option vests and becomes exercisable as long as the option recipient is still employed by the Company or its subsidiaries. The Cliff Vesting Option becomes vested and exercisable with respect to twenty percent of the shares on the thirtieth day after the availability of the audited financial statements for each of the fiscal years ended December 31, 1998 through December 31, 2002, provided that the option recipient is still employed by the Company or its subsidiaries on such date of determination, and further provided, that the targeted implied common equity value of the Company was met for such fiscal year. If the targeted implied common equity value of the Company is not attained for any of the fiscal years ending on or before December 31, 2002, the Cliff Vesting Option will be treated as vested and exercisable if the target is attained for the subsequent year as long as the option recipient is still employed by the Company or its subsidiaries on such date of determination. If, after eight years from receipt of the Cliff Vesting Option, all shares subject to such option have not vested, such shares shall become fully vested and exercisable as long as the option recipient is still employed by the Company or its subsidiaries on such date.

     The following table sets forth the number of shares of Common Stock issuable upon the exercise of options granted to each Named Executive Officer under the Management Incentive Plan.

                    MANAGEMENT INCENTIVE PLAN OPTION GRANTS

NAME                                                TIME VESTING SHARES   CLIFF VESTING SHARES
----                                                -------------------   --------------------
Randall E. Curran.................................        49,699                 49,698
James H. Tate.....................................        25,843                 25,843
Stephanie N. Josephson............................         5,302                  5,301
Thomas C. Drury...................................         5,302                  5,301
Robert D. Maddox..................................         5,302                  5,301

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or any of its subsidiaries during 1998.

COMPENSATION OF DIRECTORS

     Other than Messrs. Curran, Tate, Dawson, Schloss and Grauer, each director of the Company is entitled to receive a $12,000 annual retainer plus a $1,000 fee for each regular meeting of the Board of Directors attended and a $500 fee for each meeting of a board committee attended. Additionally, certain non-employee directors (as described in the Thermadyne Holdings Corporation 1998 Non-Employee Directors Stock Option Plan (the "Directors Plan")) are eligible to receive options under the Directors Plan. The Directors Plan, adopted by the Board of Directors following the consummation of the Merger, provides that certain non-employee directors shall receive options to purchase 3,000 shares of Common Stock upon becoming a director and options to purchase 500 shares of Common Stock each year thereafter. During 1998, the Board of Directors awarded each of Messrs. Fort and Poling options to purchase 3,000 shares of Common Stock pursuant to the Directors Plan. Directors also are reimbursed for all reasonable travel and other expenses of attending meetings of the Board of Directors or committees of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 1999, certain information regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each director of the Company, (iii) by each executive officer named in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K and (iv) by all current directors and executive officers of the Company as a group.

                                                              BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
NAME OF                                                         NUMBER     PERCENT OF
BENEFICIAL OWNER                                              OF SHARES     CLASS(1)
----------------                                              ----------   -----------
DLJ Merchant Banking Partners II, L.P. and related
  investors(2)..............................................  2,962,124       82.5%
Magten Asset Management Corp................................    267,339        7.4%
  35 East 21st Street
  New York, NY 10010(3)
Randall E. Curran(4)........................................     67,165        1.9%
James H. Tate(5)............................................     23,795          *
Peter T. Grauer(6)..........................................         --          *
William F. Dawson(6)........................................         --          *
John F. Fort III(7).........................................      3,000          *
Harold A. Poling(8).........................................      3,000          *
Lawrence M.v.D. Schloss(6)..................................         --          *
Stephanie N. Josephson(9)...................................     13,278          *
Thomas C. Drury(10).........................................     10,708          *
Robert D. Maddox(11)........................................     11,276          *
All directors and executive officers as a group (10
  persons)(6)(12)...........................................    132,222        3.7%

---------------

  *  Represents less than 1 percent.

 (1) Based on 3,590,326 shares of Common Stock outstanding and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

 (2) Consists of shares held directly by the following investors related to
     DLJMB: DLJ Offshore Partners II, C.V. ("Offshore"), a Netherlands Antilles limited partnership, DLJ Diversified Partners, L.P. ("Diversified"), a Delaware limited partnership, DLJMB Funding II, Inc. ("Funding"), a Delaware corporation, DLJ Merchant Banking Partners II-A, L.P. ("DLJMBPIIA"), a Delaware limited partnership, DLJ Diversified Partners-A, L.P. ("Diversified A"), a Delaware limited partnership, DLJ Millennium Partners, L.P. ("Millennium"), a Delaware limited partnership, DLJ Millennium Partners-A, L.P. ("Millennium A"), a Delaware limited partnership, DLJ EAB Partners, L.P. ("EAB"), a Delaware limited partnership, UK Investment Plan 1997 Partners ("UK Partners"), a Delaware partnership, DLJ First ESC L.P. ("DLJ First ESC"), a Delaware limited partnership, and DLJ ESC II, L.P. ("DLJ ESC II"), a Delaware limited partnership. The address of each of DLJMB, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, EAB, DLJ First ESC and DLJ ESC II is 277 Park Avenue, New York, New York 10172. Includes 353,428 shares of Common Stock acquired by the DLJMB Funds in January 1999 on exercise of warrants purchased in connection with the Recapitalization. The address of Offshore is John B. Gorsiraweg, 14 Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067.

 (3) The following information is based on a Schedule 13D, dated July 25, 1996, as amended on September 25, 1996, on February 12, 1998, on March 9, 1998, and on June 10, 1998, filed with the Securities and Exchange Commission (the "Commission") by Magten Asset Management Corp. ("Magten"), an investment adviser registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Magten has (i) shared voting power over 227,897 of the shares and no voting power over 39,442 of the shares and (ii) shared investment power over all 267,339 shares.

 (4) Includes 17,891 shares of Common Stock issuable to Mr. Curran upon the exercise of vested stock options or stock options that will vest within 60 days.

 (5) Includes 9,303 shares of Common Stock issuable to Mr. Tate upon the exercise of vested stock options or stock options that will vest within 60 days.

 (6) Messrs. Grauer, Dawson and Schloss are officers of DLJMB II Inc., the general partner of DLJMB. Share data shown for such individuals excludes shares shown as held by the DLJMB Funds, as to which such individuals disclaim beneficial ownership.

 (7) Includes 3,000 shares of Common Stock issuable to Mr. Fort upon the exercise of vested stock options or stock options that will vest within 60 days.

 (8) Includes 3,000 shares of Common Stock issued to Mr. Poling upon the exercise of vested stock options or stock options that will vest within 60 days.

 (9) Includes 1,908 shares of Common Stock issuable to Ms. Josephson upon the exercise of vested stock options or stock options that will vest within 60 days.

(10) Includes 1,908 shares of Common Stock issuable to Mr. Drury upon the exercise of vested stock options or stock options that will vest within 60 days.

(11) Includes 1,908 shares of Common Stock issuable to Mr. Maddox upon the exercise of vested stock options or stock options that will vest within 60 days.

(12) Includes 38,918 shares of Common Stock issuable upon the exercise of vested stock options or stock options that will vest within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     DLJ Capital Funding received customary fees and reimbursement of expenses in connection with the arrangement and syndication of the New Credit Facility and as a lender thereunder. DLJSC also received customary fees in connection with the distribution of the Old Senior Subordinated Notes and the Debentures, and the offer to purchase and consent solicitation for the Company's outstanding Senior Notes and Subordinated Notes. Additionally, DLJ Bridge Finance, Inc. received customary fees in connection with its commitment to provide bridge financing in the event that the issuance of the Senior Subordinated Notes and the Debentures did not occur. The aggregate fees received by these DLJ entities for these services were approximately $20 million.

     Pursuant to a letter agreement dated January 16, 1998 (the "Engagement Letter"), DLJMB engaged DLJSC to act as DLJMB's exclusive financial advisor with respect to the Merger and, following the Merger, to act as the Company's exclusive financial advisor for a period of five years (the "Engagement Period") with respect to the review and analysis of financial and structural alternatives available to the Company. Upon the consummation of the Merger, DLJMB's obligations under the Engagement Letter were assumed by the Company.

     As compensation for the services to be provided by DLJSC under the Engagement Letter, DLJSC received a fee of $4,000,000 upon the consummation of the Merger and will be entitled to receive an annual advisory fee of $300,000, payable quarterly in equal installments of $75,000. DLJSC will also be entitled to reimbursement for all of its out-of-pocket expenses incurred in connection with its engagement.

     During the Engagement Period, DLJSC is also entitled to act as the Company's exclusive financial advisor, sole placement agent, sole initial purchaser, sole managing underwriter or sole dealer-manager, as the case may be, with respect to any Transaction (as hereinafter defined) the Company determines to pursue. The term "Transaction" includes the following: (i) the sale, merger, consolidation or any other business combination, in one or a series of transactions, involving any portion of the business, securities or assets of the Company; (ii) the acquisition (and any related matters such as financings, divestitures, etc.) in one or a series of transactions, of all or a portion of the business, securities or assets of another entity or person; (iii) any recapitalization, refinancing, repurchase or restructuring of the Company's equity or debt securities or indebtedness or any amendments or modifications to the Company's debt securities or indentures whether or not in connection therewith, involving, by or on behalf of the Company, an offer to purchase or exchange for cash, property, securities, indebtedness or other consideration, or a solicitation of consents, waivers of authorizations with respect thereto; (iv) any spin-off, split-off or other extraordinary dividend of cash, securities or other assets to stockholders of the Company; or (v) any sale of securities of the Company effected pursuant to a private sale or an underwritten public offering.

     The Company has agreed to indemnify and hold harmless DLJSC and its affiliates, and the respective directors, officers, agents and employees of DLJSC and its affiliates (each, an "Indemnified Person") from and against any losses, claims, damages, judgments, assessments, costs and other liabilities and will reimburse such Indemnified Persons for all fees and expenses (including the reasonable fees and expenses of counsel) as they are incurred in investigating, repairing, pursuing or defending any claim, action, proceeding or investigation arising out of or in connection with advice or services rendered or to be rendered by any Indemnified Person pursuant to the Engagement Letter, the transactions contemplated by the Engagement Letter or any Indemnified Person's action or inactions in connection with any such advice, services or transactions, other than liabilities or expenses that are determined by a judgment of a court of competent jurisdiction to have resulted solely from such Indemnified Person's gross negligence or willful misconduct.

     The Engagement Letter makes available the resources of DLJSC concerning a variety of financial and operational matters. The services that have been and will continue to be provided by DLJSC could not otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the opinion of management, the fees provided for under the Engagement Letter reasonably reflect the benefits received and to be received by the Company.

     The Company has entered into an Investors' Agreement with the DLJMB Funds and the senior executive officers of the Company (the "Investors' Agreement"). The Investors' Agreement, among other things, contains provisions regarding the composition of the Board of Directors of the Company, grants the parties thereto certain registration rights and contains provisions requiring the senior executive officers parties thereto to sell their shares of Holdings Common Stock in connection with certain sales of the Holdings Common Stock by the DLJMB Funds ("drag-along rights") and granting the senior executive officers parties thereto the right to include a portion of their shares of Holdings Common Stock in certain sales of the Holdings Common Stock by the DLJMB Funds ("tag-along rights").

     In connection with the Merger, a portion of the funds required to purchase the shares under the Investment Program were provided through the Management Loans. Messrs. Curran, Tate, Maddox and Drury and Ms. Josephson received secured, non-recourse loans from the Company in the amount of $1,249,890, $367,606, $237,630, $223,222 and $288,413, respectively. The loans bear interest at the rate of 5.69% per annum and are due in full on May 22, 2006. Upon the termination of a participant's employment with the Company, other than as a result of the participant's death, any outstanding loan will become due and payable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

     The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-53 hereof.

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

REPORTS ON FORM 8-K

     On October 29, 1998, the Company filed a Current Report on Form 8-K reporting that the Company no longer met the requirements for continued listing on the Nasdaq National Market.

EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          2.1            -- First Amended and Restated Plan of Reorganization of TDII
                            Company under Chapter 11 of the Bankruptcy Code,
                            confirmed by the United States Bankruptcy Court, District
                            of Delaware, on January 18, 1994.(1)
          2.2            -- Agreement and Plan of Merger, dated as of January 20,
                            1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
          2.3            -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
          2.4            -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
          3.1            -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation.(included in Exhibit 2.4)
          3.2            -- Bylaws of Thermadyne Holdings Corporation.(3)
          3.3            -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
          3.4            -- Bylaws of Thermadyne Capital Corp.(4)
          3.5            -- Limited Liability Company Agreement of Thermadyne Mfg.
                            LLC.(4)
          4.1            -- Indenture, dated as of May 22 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
          4.2            -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holdings Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)
          4.3            -- Form of 12 1/2% Senior Discount Debenture.(3)
          4.4            -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          4.5            -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.6            -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes Due November 1, 2003.(1)
          4.7            -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
          4.8            -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
          4.9            -- Form of 9 7/8% Senior Subordinated Notes.(3)
          4.10           -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
         10.1            -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)
         10.2            -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)
         10.3            -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)
         10.4            -- Schedule of substantially identical lease agreements.(5)
         10.5            -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
         10.6            -- Schedule of substantially identical lease guaranties.(5)
         10.7            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
         10.8            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)
         10.9            -- Receivables Purchase Agreement, dated as of December 28,
                            1994, among Thermadyne Receivables, Inc., as Transferor,
                            and NationsBank of Virginia, N.A., as Trustee.(6)
         10.10           -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
         10.11           -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
         10.12           -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
         10.13           -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.14           -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
         10.15+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
         10.16+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
         10.17+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
         10.18+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
         10.19+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
         10.20+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
         10.21+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)
         10.22+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)
         10.23+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)
         10.24+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
         10.25+          -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
         10.26+          -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)
         10.27           -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
         10.28           -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)
         10.29           -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
         10.30           -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
         21.1            -- Subsidiaries of Thermadyne Holdings Corporation.*
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors.*
         27.1            -- Financial Data Schedule.*

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

 (3) Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

 (4) Incorporated by reference to Thermadyne LLC and Thermadyne Capital's Registration Statement on Form S-1 (File No. 333-57457) filed on June 23, 1998.

 (5) Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 18, 1996.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on May 12, 1997.

                        THERMADYNE HOLDINGS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Thermadyne Holdings Corporation
  Report of Ernst & Young LLP, Independent Auditors.........    F-2
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................    F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997, and 1996......................    F-4
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 1998, 1997, and
     1996...................................................    F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, and 1996......................    F-6
  Notes to Consolidated Financial Statements................    F-7
Thermadyne Mfg. LLC
  Report of Ernst & Young LLP, Independent Auditors.........   F-26
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................   F-27
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997, and 1996......................   F-28
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 1998, 1997, and
     1996...................................................   F-29
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, and 1996......................   F-30
  Notes to Consolidated Financial Statements................   F-31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ ERNST & YOUNG LLP
                                            ------------------------------------

Orange County, California
February 22, 1999

                        THERMADYNE HOLDINGS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................    $  1,319      $   1,481
  Accounts receivable, less allowance for doubtful accounts
     of $2,852 and $2,217 respectively......................      87,905         76,847
  Inventories...............................................     122,733        105,135
  Prepaid expenses and other................................       7,365          8,534
                                                                --------      ---------
          Total current assets..............................     219,322        191,997
Property, plant and equipment, at cost, net.................     104,997         85,257
Deferred financing costs, net...............................      23,118          5,754
Intangibles, at cost, net...................................      39,159         33,970
Deferred income taxes.......................................      32,402         35,552
Other assets................................................       1,251          1,997
                                                                --------      ---------
          Total assets......................................    $420,249      $ 354,527
                                                                ========      =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................    $ 44,170      $  55,390
  Accrued and other liabilities.............................      36,444         32,697
  Accrued interest..........................................       3,154          5,680
  Income taxes payable......................................       5,211          4,769
  Current maturities of long-term obligations...............       9,180          4,912
                                                                --------      ---------
          Total current liabilities.........................      98,159        103,448
Long-term obligations, less current maturities..............     701,529        353,175
Other long-term liabilities.................................      62,834         60,751
Redeemable preferred stock (paid in kind), $0.01 par value,
  15,000,000 shares authorized and 2,000,000 shares
  outstanding at December 31, 1998..........................      54,053             --
Shareholders' equity (deficit):
  Common stock, $.01 par value, 30,000,000 and 25,000,000
     shares authorized, 3,236,898 and 11,189,675 shares
     issued and outstanding, at December 31, 1998 and 1997,
     respectively...........................................          32            112
  Additional paid-in capital................................    (116,551)       149,023
  Accumulated deficit.......................................    (360,520)      (299,208)
  Management loans..........................................      (3,753)            --
  Accumulated other comprehensive loss......................     (15,534)       (12,774)
                                                                --------      ---------
          Total shareholders' deficit.......................    (496,326)      (162,847)
                                                                --------      ---------
          Total liabilities and shareholders' deficit.......    $420,249      $ 354,527
                                                                ========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1998           1997           1996
                                                          ------------   ------------   ------------
Net sales...............................................    $532,777       $520,440       $439,744
Operating expenses:
  Cost of goods sold....................................     340,236        320,120        259,835
  Selling, general and administrative expenses..........     102,554        110,696         95,907
  Amortization of goodwill..............................       1,524          1,591         83,033
  Amortization of other intangibles.....................       2,360          6,776         12,377
  Net periodic postretirement benefits..................       2,550          2,750          2,731
  Special charges.......................................      50,523             --             --
                                                            --------       --------       --------
Operating income (loss).................................      33,030         78,507        (14,139)
Other income (expense):
  Interest expense......................................     (62,151)       (45,325)       (45,655)
  Amortization of deferred financing costs..............      (2,700)        (1,587)        (2,711)
  Other.................................................      (2,939)        (3,051)          (968)
                                                            --------       --------       --------
Income (loss) from continuing operations before income
  taxes and extraordinary item..........................     (34,760)        28,544        (63,473)
Income tax provision (benefit)..........................      11,415         13,475           (534)
                                                            --------       --------       --------
Income (loss) from continuing operations before
  extraordinary item....................................     (46,175)        15,069        (62,939)
Discontinued operations:
  Gain on sale of discontinued operations, net of income
     taxes of $12,623 and $14,732, respectively.........          --         16,015          8,480
  Income (loss) from discontinued operations, net of
     income taxes.......................................          --          3,173         (5,463)
                                                            --------       --------       --------
Income (loss) before extraordinary item.................     (46,175)        34,257        (59,922)
Extraordinary item-loss on early extinguishment of
  long-term debt, net of income tax benefit of $8,151
  and $2,001, respectively..............................     (15,137)            --         (3,715)
                                                            --------       --------       --------
Net income (loss).......................................     (61,312)        34,257        (63,637)
Preferred stock dividends (paid in kind)................       4,053             --             --
                                                            --------       --------       --------
Net income (loss) applicable to common shares...........    $(65,365)      $ 34,257       $(63,637)
                                                            ========       ========       ========
Basic earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations..............    $  (7.95)      $   1.36       $  (5.83)
  Net income (loss).....................................    $ (10.35)      $   3.09       $  (5.89)
Diluted earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations..............    $  (7.95)      $   1.33       $  (5.83)
  Net income (loss).....................................    $ (10.35)      $   3.01       $  (5.89)

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                 ADDITIONAL                              COMPREHENSIVE
                                        COMMON    PAID-IN     ACCUMULATED   MANAGEMENT      INCOME
                                        STOCK     CAPITAL       DEFICIT       LOANS         (LOSS)         TOTAL
                                        ------   ----------   -----------   ----------   -------------   ---------
January 1, 1996.......................   $107    $ 138,583     $(269,828)    $    --       $ (1,108)     $(132,246)
Comprehensive income:
  Net loss............................     --           --       (63,637)         --             --        (63,637)
  Other comprehensive income --
  Foreign currency translation........     --           --            --          --          5,957          5,957
                                                                                                         ---------
Comprehensive income..................                                                                     (57,680)
                                                                                                         ---------
Exercise of stock options.............      2        2,424            --          --             --          2,426
Stock issued under employee stock
  purchase plan.......................      1        2,230            --          --             --          2,231
                                         ----    ---------     ---------     -------       --------      ---------
December 31, 1996.....................    110      143,237      (333,465)         --          4,849       (185,269)
Comprehensive income:
  Net income..........................     --           --        34,257          --             --         34,257
  Other comprehensive income --
  Foreign currency translation........     --           --            --          --        (17,623)       (17,623)
                                                                                                         ---------
Comprehensive income                                                                                        16,634
                                                                                                         ---------
Exercise of stock options.............      1        1,498            --          --             --          1,499
Stock issued under employee stock
  purchase plan.......................      1        1,993            --          --             --          1,994
Recognition of net operating loss
  carryforwards.......................     --        2,295            --          --             --          2,295
                                         ----    ---------     ---------     -------       --------      ---------
December 31, 1997.....................    112      149,023      (299,208)         --        (12,774)      (162,847)
Comprehensive income:
  Net loss............................     --           --       (61,312)         --             --        (61,312)
  Other comprehensive income --
  Foreign currency translation........     --           --            --          --         (4,150)        (4,150)
                                                                                                         ---------
Comprehensive income                                                                                       (65,462)
                                                                                                         ---------
Exercise of stock options.............     --          624            --          --             --            624
Merger................................    (80)    (262,145)           --      (3,632)         1,390       (264,467)
Interest on management loans..........     --           --            --        (121)            --           (121)
Accretion of preferred stock..........     --       (4,053)           --          --             --         (4,053)
                                         ----    ---------     ---------     -------       --------      ---------
December 31, 1998.....................   $ 32    $(116,551)    $(360,520)    $(3,753)      $(15,534)     $(496,326)
                                         ====    =========     =========     =======       ========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                        DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                                        -----------------   -----------------   -----------------
Cash flows provided by (used in) operating activities:
Net income (loss).....................................      $ (61,312)          $  34,257           $ (63,637)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Net periodic postretirement benefits.............          2,550               2,750               2,731
     Depreciation.....................................         15,089              12,448              11,651
     Amortization of goodwill.........................          1,524               1,591              83,033
     Amortization of other intangibles................          2,360               6,776              12,377
     Non-cash interest expense........................          7,270                  --                  --
     Amortization of deferred financing costs.........          2,700               1,587               2,711
     Recognition of net operating loss
       carryforwards..................................             --               2,343               8,534
     Deferred income taxes............................          3,185              (1,836)            (21,882)
     Non-cash charges for discontinued operations.....             --               1,621              13,949
     Gain on sale of discontinued operations..........             --             (16,015)             (8,480)
     Issuance of stock warrants.......................         12,190                  --                  --
     Non-cash portion of extraordinary item...........         (2,272)                 --               3,715
  Changes in operating assets and liabilities:
     Accounts receivable..............................         (8,251)            (19,905)            (10,166)
     Inventories......................................        (19,487)            (17,228)            (10,107)
     Prepaid expenses and other.......................            728              (1,628)             (1,957)
     Accounts payable.................................        (11,610)             20,605               3,498
     Accrued and other liabilities....................          2,809              (5,757)             (4,510)
     Accrued interest.................................         (2,429)               (258)                643
     Income taxes payable.............................          7,920              (3,498)              1,379
     Other long-term liabilities......................         (3,272)             (3,152)             (2,124)
     Discontinued operations..........................             --                 285                  97
                                                            ---------           ---------           ---------
          Total adjustments...........................         11,004             (19,271)             85,092
                                                            ---------           ---------           ---------
          Net cash provided by (used in) operating
            activities................................        (50,308)             14,986              21,455
                                                            ---------           ---------           ---------
Cash flows provided by (used in) investing activities:
  Capital expenditures, net...........................        (17,506)            (16,339)            (11,447)
  Change in other assets..............................         (3,046)              4,162              (4,399)
  Acquisitions, net of cash...........................        (18,953)            (37,895)            (74,011)
  Investing activities of discontinued operations.....             --              (1,680)             (3,766)
  Proceeds from sale of discontinued operations.......             --              88,543             112,359
                                                            ---------           ---------           ---------
          Net cash provided by (used in) investing
            activities................................        (39,505)             36,791              18,736
                                                            ---------           ---------           ---------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.....................            638                 170                (283)
  Repayment of long-term obligations..................       (408,970)           (131,486)           (150,384)
  Borrowing of long-term obligations..................        753,865              72,855             119,854
  Issuance of common stock............................         90,624               3,069               4,146
  Issuance of preferred stock.........................         50,000                  --                  --
  Repurchase of common stock..........................       (368,815)                 --                  --
  Change in accounts receivable securitization........         (4,462)              5,676              (9,994)
  Financing fees......................................        (23,824)                 --              (3,855)
  Financing activities of discontinued operations.....             --              (2,808)             (1,732)
  Other...............................................            595                 808               1,639
                                                            ---------           ---------           ---------
          Net cash provided by (used in) financing
            activities................................         89,651             (51,716)            (40,609)
                                                            ---------           ---------           ---------
Net increase (decrease) in cash and cash
  equivalents.........................................           (162)                 61                (418)
Cash and cash equivalents at beginning of year........          1,481               1,420               1,838
                                                            ---------           ---------           ---------
Cash and cash equivalents at end of year..............      $   1,319           $   1,481           $   1,420
                                                            =========           =========           =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

     Thermadyne Holdings Corporation ("Thermadyne" or the "Company"), a Delaware corporation, is a global manufacturer of cutting and welding products and accessories.

     As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the Merger and Thermadyne Holdings Corporation after the Merger (as defined in Note 2), the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

2. RECENT EVENTS

  Merger with Mercury Acquisition Corporation

     On May 22, 1998, Holdings consummated the merger of Mercury, a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger").

     The funding required to pay cash for common stock not receiving the right to retain Holdings common stock; to pay cash in lieu of each previously outstanding employee stock option; to pay cash in lieu of the right to purchase common stock under the Company's employee stock purchase plan; to refinance and/or retire outstanding indebtedness of the Company; and to pay expenses incurred in connection with the Merger was approximately $808 million. These cash requirements were funded with the proceeds obtained from concurrent equity and debt financings. Thermadyne LLC and Thermadyne Capital issued $207 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and Thermadyne LLC entered into a syndicated senior secured loan facility providing for term loan borrowings in the aggregate principal amount of $330 million and revolving loan borrowings of $100 million (the "New Credit Facility"). In connection with the Merger, Thermadyne LLC borrowed all term loans available under the New Credit Facility plus $25 million of revolving loans, which were subsequently repaid. The revolving loans are available to fund the working capital requirements of Thermadyne LLC. The proceeds of such financings were distributed to Holdings in the form of a dividend.

     Mercury issued approximately $94.6 million aggregate proceeds of 12 1/2% Senior Discount Debentures due 2008 (the "Debentures"). In connection with the Merger, Holdings succeeded to the obligations of Mercury with respect to the Debentures. The DLJMB Funds also purchased 2,608,696 shares of common stock of Mercury ("Mercury Common Stock"), 2,000,000 shares of preferred stock of Mercury ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB Warrants") for approximately $140 million. As a result of the Merger, the proceeds of such purchases became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of Holdings ("Holdings Preferred Stock") and each DLJMB Warrant to acquire Mercury Common Stock became exercisable for an equal number of shares of Holdings Common Stock. In addition, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately $3.6 million was provided through non-recourse loans from Holdings (the "Management Loans"). The Management Loans have a term of eight years and bear interest at the rate of 5.69% compounded annually.

     As a result of these transactions, the Company experienced an approximate 85% ownership change, the DLJMB Funds obtained ownership of approximately 80.6% of the Company's outstanding common stock, and

                        THERMADYNE HOLDINGS CORPORATION
the Company became highly leveraged. The Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sales and purchases of the Company's common stock have been accounted for as capital transactions at amounts paid to or received from stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly effected by the transaction.

     In connection with the Merger, the Company incurred special charges of approximately $44.2 million, consisting of expenses of approximately $18.5 million related to employee stock options and related plans and $25.7 million of non-capitalizable transaction fees. In addition, the Company recorded an extraordinary loss in the amount of $23.3 million due to the early extinguishment of long-term debt. The Company paid DLJMB approximately $20 million for professional services in connection with the Merger.

  Acquisitions

     In 1998 the Company made the following four acquisitions. On September 1, the Company acquired all the issued and outstanding capital stock of Thermadyne Victor Ltda. (formerly known as Equi Solda SA), a leading manufacturer of gas cutting apparatus in Brazil. On July 24, the Company acquired substantially all the assets of Mid-America Cryogenics Company, which specializes in the design, installation and service of cryogenic equipment and is located in Indianapolis, Indiana. On May 21, the Company acquired substantially all the assets of OCIM Srl, a manufacturer of a variety of arc welding accessories including Mig and Tig torches and consumables, located in Milan, Italy. On February 1, the Company acquired substantially all the assets of Pro-tip, a division of Settles Ground Support, Inc., a producer of low-cost oxygen fuel cutting tips in Cuthbert, Georgia. The aggregate consideration paid for these four acquisitions was approximately $19 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

     In 1997 the Company completed three acquisitions. On November 25, the Company acquired substantially all of the assets of Woodland Cryogenics, Incorporated, a manufacturer of cryogenic pumps, ambient and electric vaporizers and automatic cylinder filling systems located in Philadelphia, Pennsylvania. On September 26, the Company acquired substantially all of the assets of the welding division of Prestolite Power Corporation, a manufacturer of arc welders, plasma welders and wire feeders, located in Troy, Ohio. On January 31, the Company acquired all of the issued and outstanding capital stock of GenSet S.p.A., a leading manufacturer of engine-driven welders and generators in Italy. The aggregate consideration paid for these three acquisitions was approximately $38 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

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

Net working capital.........................................   $21,220
Excess of cost over fair value of net assets acquired.......    31,002
Property, plant and equipment, at cost, net.................    29,083
Other long-term liabilities, net............................    (7,294)
                                                               -------
                                                               $74,011
                                                               =======

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve

                        THERMADYNE HOLDINGS CORPORATION
months ended December 31, 1998 and 1997 have not been presented, since they would not have differed materially from actual results.

  Sale of Discontinued Operations

     On September 30, 1997, the Company completed the sale of its Wear Resistance business for $96,000 which consisted of $88,500 in cash and $7,500 in the assumption of long-term liabilities. The Company realized a net gain of $16,015 on this transaction, net of income taxes of $12,623. The net proceeds were used to reduce debt. The financial results of the Wear Resistance operations were reported separately as discontinued operations in the Consolidated Statements of Operations.

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

     Sales from the discontinued businesses totaled $76,163 and $183,440 for the years ended December 31, 1997 and 1996, respectively. Certain expenses were allocated to discontinued operations including interest expense, which was allocated on a ratio of earnings before interest, taxes, depreciation and amortization for the years presented. Interest expense allocated to discontinued operations was $2,048 and $7,630 for the years ended December 31, 1997 and 1996, respectively. Income (loss) from discontinued operations included in the accompanying Consolidated Statements of Operations include immaterial amounts of income taxes (see Note 11).

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

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $56,183 and $46,798 at December 31, 1998 and 1997, respectively.

     Property, Plant and Equipment. Property, plant and equipment is carried at cost and is depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 years; and machinery and equipment -- two to ten years.

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of assembled work forces, customer and distributor relationships, patented and unpatented technology, and goodwill. In conjunction with the 1993 financial reorganization of the Company, assets and liabilities were revalued as of

                        THERMADYNE HOLDINGS CORPORATION

February 1, 1994. The assets were stated at their reorganization value which is defined as the fair value of the reorganized company (see Note 7). The portion of the reorganization value not attributable to specific assets was amortized over a three-year period. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions subsequent to the financial reorganization is amortized over 40 years.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax bases and carryforward items. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Revenue Recognition. Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Costs and related expenses to manufacture cutting and welding products are recorded as cost of sales when the related revenue is recognized.

     Comprehensive Income. As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FASB 130"). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. FASB 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

     During 1998 and 1997, total comprehensive income (loss) amounted to $(65,462) and $16,634, respectively.

     Earnings Per Share. In 1997, the Financial Account Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements. The effects of options,

                        THERMADYNE HOLDINGS CORPORATION
warrants and convertible securities have not been considered for the years ended December 31, 1998 and 1996 because the result would be antidilutive.

                                                            1998         1997          1996
                                                         ----------   -----------   -----------
Basic earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations before
     extraordinary item................................  $    (7.95)  $      1.36   $     (5.83)
  Discontinued operations..............................          --          1.73          0.28
                                                         ----------   -----------   -----------
  Income (loss) before extraordinary item..............       (7.95)         3.09         (5.55)
  Extraordinary item -- loss on early extinguishment of
     long-term debt....................................       (2.40)           --         (0.34)
                                                         ----------   -----------   -----------
          Net income (loss)............................  $   (10.35)  $      3.09   $     (5.89)
                                                         ==========   ===========   ===========
Diluted earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations before
     extraordinary item................................  $    (7.95)  $      1.33   $     (5.83)
  Discontinued operations..............................          --          1.68          0.28
                                                         ----------   -----------   -----------
  Income (loss) before extraordinary item..............       (7.95)         3.01         (5.55)
  Extraordinary item -- loss on early extinguishment of
     long-term debt....................................       (2.40)           --         (0.34)
                                                         ----------   -----------   -----------
          Net income (loss)............................  $   (10.35)  $      3.01   $     (5.89)
                                                         ==========   ===========   ===========
Weighted average shares -- basic earnings per share....   6,317,568    11,072,088    10,797,261
Effect of dilutive securities:
  Employee stock options...............................          --       296,109            --
                                                         ----------   -----------   -----------
Weighted average shares -- diluted earnings per
  share................................................   6,317,568    11,368,197    10,797,261
                                                         ==========   ===========   ===========

     Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for these stock option grants in accordance with Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants.

     Statement of Cash Flows. For purposes of the statement of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these investments.

     The following table shows the interest and taxes paid (refunded) during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                      -----------------   -----------------   -----------------
Interest............................       $57,407             $48,683             $48,581
Taxes...............................          (989)             12,276              11,409

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates

                        THERMADYNE HOLDINGS CORPORATION
of exchange. The resultant translation gains or losses are included in the component of shareholders' equity designated "Foreign currency translation." The Company's foreign operations are discussed in Note 13.

     Recent Accounting Pronouncements. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

4. ACCOUNTS RECEIVABLE

     The Company has entered into a trade accounts receivable securitization agreement whereby it will sell on an ongoing basis, through December 28, 1999, participation interests in up to $50,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $23,843 and $28,305 at December 31, 1998 and 1997, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 50 basis points, per annum (approximately 6.04% at December 31, 1998). The fair value of accounts receivable approximates the carrying value.

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                                1998       1997
                                                              --------   --------
Raw materials...............................................  $ 31,189   $ 25,044
Work-in-process.............................................    27,414     25,602
Finished goods..............................................    65,623     56,087
                                                              --------   --------
                                                               124,226    106,773
LIFO reserve................................................    (1,493)    (1,598)
                                                              --------   --------
                                                              $122,733   $105,135
                                                              ========   ========

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                                1998       1997
                                                              --------   --------
Land........................................................  $ 15,478   $ 14,071
Building....................................................    41,555     33,748
Machinery and equipment.....................................    91,372     68,008
                                                              --------   --------
                                                               148,405    115,827
Accumulated depreciation....................................   (43,408)   (30,570)
                                                              --------   --------
                                                              $104,997   $ 85,257
                                                              ========   ========

                        THERMADYNE HOLDINGS CORPORATION

     Assets recorded under capitalized leases were $17,556 ($13,619 net of accumulated depreciation) and $17,663 ($14,432 net of accumulated depreciation) at December 31, 1998 and 1997, respectively.

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                                1998      1997
                                                              --------   -------
Goodwill....................................................  $ 44,497   $39,532
Other.......................................................     5,090     3,038
                                                              --------   -------
                                                                49,587    42,570
Accumulated amortization....................................   (10,428)   (8,600)
                                                              --------   -------
                                                              $ 39,159   $33,970
                                                              ========   =======

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

8. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, is as follows:

                                                                1998       1997
                                                              --------   --------
Revolving Credit Facility...................................  $ 14,000   $     --
Term A Facility -- United States............................    70,000
Term A Facility -- Australia................................    19,480         --
Term A Facility -- Italy....................................    10,410         --
Term B Facility.............................................   114,425         --
Term C Facility.............................................   114,425         --
Domestic credit agreement...................................        --     41,500
Australian credit agreement.................................        --     18,057
Senior subordinated notes, due June 1, 2008, 9 7/8% interest
  payable semiannually on June 1 and December 1.............   207,000         --
Debentures, due June 1, 2008, 12 1/2% interest payable
  semiannually on June 1 and December 1.....................   101,881         --
Senior notes, due May 1, 2002, 10.25% interest payable
  semiannually on May 1 and November 1......................        --     99,288
Subordinated notes, due November 1, 2003, 10.75% interest
  payable semiannually on May 1 and November 1..............    37,060    179,321
Capital leases..............................................    17,804     17,630
Other.......................................................     4,224      2,291
                                                              --------   --------
                                                               710,709    358,087
Current maturities..........................................    (9,180)    (4,912)
                                                              --------   --------
                                                              $701,529   $353,175
                                                              ========   ========

                        THERMADYNE HOLDINGS CORPORATION

     At December 31, 1998, the schedule of principal payments on long-term debt, excluding capital lease obligations, is as follows:

1999........................................................   $  8,337
2000........................................................     10,518
2001........................................................     17,348
2002........................................................     24,812
2003........................................................     71,861
Thereafter..................................................    560,029

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agrees, at the time of Thermadyne LLC's request, to provide it. At December 31, 1998, the Company had $8,598 of standby letters of credit outstanding under the Revolving Credit Facility. Unused borrowing capacity under the Revolving Credit Facility was $77,402.

     The New Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternate base rate or at the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans. At December 31, 1998 the prime rate was 7.75%

     Thermadyne LLC pays a commitment fee calculated at a rate of 0.50% per annum on the daily average unused commitment under the Revolving Credit Facility (whether or not then available). Such fee is payable quarterly in arrears and upon termination of the Revolving Credit Facility (whether at stated maturity or otherwise).

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

                        THERMADYNE HOLDINGS CORPORATION

     The Term Loan Facility is subject to the following amortization schedule:

                     YEAR                       TERM LOAN A    TERM LOAN B    TERM LOAN C
                     ----                       -----------    -----------    -----------
1.............................................       0.0%           1.0%           1.0%
2.............................................       5.0%           1.0%           1.0%
3.............................................      10.0%           1.0%           1.0%
4.............................................      20.0%           1.0%           1.0%
5.............................................      25.0%           1.0%           1.0%
6.............................................      40.0%           1.0%           1.0%
7.............................................        --           94.0%           1.0%
8.............................................        --             --           93.0%
                                                   -----          -----          -----
                                                   100.0%         100.0%         100.0%

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

  Senior Subordinated Notes

     Thermadyne LLC and Thermadyne Capital have outstanding $207 million aggregate principal amount of the Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of Thermadyne LLC and Thermadyne Capital and will be subordinated in right of payment to all existing and future senior indebtedness of Thermadyne LLC and Thermadyne Capital (including borrowings under the New Credit Facility). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by certain of Thermadyne LLC's existing domestic subsidiaries (the "Guarantor Subsidiaries"). The note guarantees will be general unsecured obligations of the Guarantor Subsidiaries, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantor Subsidiaries, including

                        THERMADYNE HOLDINGS CORPORATION
indebtedness under the New Credit Facility, and will rank senior in right of payment to any future subordinated indebtedness of the Guarantor Subsidiaries.

  Debentures

     Holdings has outstanding $101.9 million of Debentures. The Debentures initially are limited in aggregate principal amount at maturity to $174 million. The Debentures were issued at $94.6 million, a substantial discount from their principal amount at maturity. Until June 1, 2003, no interest will accrue on the Debentures, but the accreted value will increase (representing amortization of original issue discount) between the date of original issuance and June 1, 2003, on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Debentures on June 1, 2003. Beginning on June 1, 2003, interest on the Debentures will accrue at the rate of 12 1/2% per annum and will be payable in cash semi-annually in arrears on June 1 and December 1, commencing on December 1, 2003, to holders of record on the immediately preceding May 15 and November 15. Interest on the Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from June 1, 2003. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Subject to certain covenants, additional notes may be issued under the Indenture having the same terms in all respects as the Debentures.

     Prior to the Merger, the Company was party to a $250,000 revolving credit and letters of credit facility with a consortium of 22 banks (the "Domestic Facility"). At the Company's option, interest accrued at (i) the prime rate plus an applicable margin in the range of 0.5%-1.25% or, (ii) LIBOR plus an applicable margin in the range of 1.5%-2.25%. The applicable margin percentage was dependent upon the Company meeting certain financial conditions. The facility contained financial covenants which, among other things, required the Company to maintain certain financial ratios and restricted the Company's ability to incur indebtedness, make capital expenditures, and pay dividends. The facility was secured by the capital stock, personal and real property of the Company and a significant portion of its subsidiaries' capital stock and personal and real property.

     In addition, prior to the Merger, the Company was party to an Australian credit agreement (the "Australian Facility") denominated in Australian dollars ("A$"). The Australian Facility consisted of an A$15,000 term commitment and an A$22,000 revolving credit commitment. The Australian Facility bore interest at the Bank Bill Rate (as defined) plus a margin of 1.5% for the term commitment and 0.75% for the revolving credit commitment. Interest payment dates varied depending on the funding period selected by the Company. The facility required the Company's Australian subsidiary to comply with various financial covenants. The facility was secured by personal and real property of the Company's Australian subsidiary.

     The indentures governing the Senior Subordinated Notes, the Debentures and the subordinated notes restrict, subject to certain exceptions, the Company and its subsidiaries from incurring additional debt, paying dividends or making other distributions on or redeeming or repurchasing capital stock, making investments, loans or advances, disposing of assets, creating liens on assets and engaging in transactions with affiliates.

     The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair values of the Senior Subordinated Notes, the Debentures and the subordinated notes were based on the most recent market information available, and is estimated to be 94.5%, 82.8% and 107.0% of their current carrying values at December 31, 1998, or $195,615, $84,390 and $39,654, respectively. The fair values of the credit agreement and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

                        THERMADYNE HOLDINGS CORPORATION

9. REDEEMABLE PREFERRED STOCK

     Holdings has outstanding 2,000,000 shares of Holdings Preferred Stock, par value $0.01 per share, with an initial liquidation preference of $25.00 per share. Holdings Preferred Stock accrues dividends at a rate equal to 13% per annum, computed on the basis of a 360-day year. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Prior to the fifth anniversary of the issuance of the Holdings Preferred Stock, dividends are payable through increases in the liquidation preference of the Holdings Preferred Stock or, at the election of the holders, dividends may be payable by the issuance of additional shares. Following the fifth anniversary of the issuance, dividends shall be payable in cash. The Holdings Preferred Stock is mandatorily redeemable on May 15, 2010 at a redemption price of 100% of the liquidation preference plus accrued and unpaid dividends. In the event of a change in control, the Holdings Preferred Stock is mandatorily redeemable at a redemption price of 101% of the liquidation preference plus accrued and unpaid dividends. The Holdings Preferred Stock may be redeemed by Holdings prior to May 15, 2001, in whole, at a redemption price per share equal to 113% of the liquidation preference per share plus accrued and unpaid dividends with the proceeds of a public equity offering. In addition, the Holdings Preferred Stock may be redeemed at any time on or after May 15, 2003, in whole, at certain established redemption prices. Holders of a majority of the outstanding shares of Holdings Preferred Stock will have the right to elect two members to the board of directors of Holdings upon the failure of Holdings to pay cash dividends for more than four consecutive quarters or six quarters, satisfy mandatory redemption obligations, provide required notices or comply with certain other specified provisions relating to the Holdings Preferred Stock. This right terminates and the term of the additional directors ceases upon cure. In addition, Holdings cannot amend, alter or repeal any provision that would adversely affect the preferences, rights or powers of the Holdings Preferred Stock or create, authorize or issue any class of stock ranking prior to or on a parity with the Holdings Preferred Stock without the written consent of a majority of the holders.

10. STOCK OPTIONS

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

     Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.6%, 6.1% and 5.5%; a dividend yield of 0.0% for each year presented; volatility factors of the expected market price of the Company's common stock of 0.35, 0.38 and 0.39; and a weighted-average expected life of the options of six years for each year presented.

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

                        THERMADYNE HOLDINGS CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1998           1997           1996
                                                  ------------   ------------   ------------
Pro forma net income (loss) applicable to common
  shares........................................    $(66,166)      $32,239        $(64,574)
Pro forma net income (loss) per share:
  Basic.........................................      (10.47)         2.91           (5.98)
  Diluted.......................................      (10.47)         2.84           (5.98)

     Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until future periods.

     The Company has two option plans for the grant of options to its employees and directors. The 1998 Management Incentive Plan (the "1998 Management Plan") provides for the grant of options to acquire up to 500,000 shares of common stock to key officers and employees of the Company or its affiliates. Grants under the 1998 Management Plan vest either a) immediately on the date of grant,
b) ratably over five years from the date of grant, c) upon the attainment of yearly targeted implied common equity values of the Company or, d) if yearly targeted implied common equity values are not attained, after an eight-year period. The Non-Employee Directors Stock Option Plan (the "1998 Directors Plan") provides for the grant of options to acquire up to 20,000 shares of common stock to non-employee directors of the Company. Grants under the 1998 Directors Plan vest immediately on the date of grant. All options granted under the two plans described above are non-qualified stock options granted at 100% of the fair market value on the grant dates. In connection with the Merger, the 1993 Management Option Plan (the "1993 Management Plan"), the Non-Employee Directors Plan (the "1995 Directors Plan") and the 1996 Employee Stock Option Plan (the "1996 Employee Plan") were terminated. At that time, the option holders received a cash payment with respect to each option and the underlying options were canceled.

                        THERMADYNE HOLDINGS CORPORATION

     Information regarding stock options is summarized as follows:

                                       1998                            1997                            1996
                          ------------------------------   -----------------------------   ----------------------------
                                        WEIGHTED-AVERAGE                WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                            OPTIONS      EXERCISE PRICE     OPTIONS      EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                          -----------   ----------------   ----------   ----------------   ---------   ----------------
Outstanding -- beginning
  of year...............    1,061,217        $16.91           963,055        $14.27          913,000        $12.30
Granted.................      328,866         34.50           217,200         27.00          340,000         17.85
Exercised...............      (27,549)        12.17           (87,255)        12.38         (169,054)        12.01
Canceled or forfeited...   (1,035,968)        17.08           (31,783)        18.32         (120,891)        12.62
                          -----------                      ----------                      ---------
Outstanding-end of
  year..................      326,566         34.50         1,061,217         16.91          963,055         14.27
                          ===========                      ==========                      =========
Exercisable at end of
  year:
  1993 Management Plan..           --                         430,399                        359,329
  1995 Directors Plan...           --                          23,000                         24,000
  1996 Employee Plan....           --                          39,355                             --
  1998 Management Plan..       30,213                              --                             --
  1998 Directors Plan...        6,000                              --                             --
Reserved for future
  grants:
  1993 Management Plan..           --                          15,704                         70,621
  1995 Directors Plan...           --                          22,000                         26,000
  1996 Employee Plan....           --                         470,500                         97,000
  1998 Management Plan..      179,434                              --                             --
  1998 Directors Plan...       14,000                              --                             --
Weighted-average fair
  value of options
  granted during the
  year..................  $     15.16                      $    13.14                      $    8.49
Weighted-average
  remaining contractual
  life of options
  (years)...............          9.4                             7.2                            8.0

10. LEASES

     Future minimum lease payments related to continuing operations under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASE       LEASE
                                                              --------   ---------
1999........................................................  $  3,721   $  8,504
2000........................................................     3,655      7,752
2001........................................................     3,640      5,940
2002........................................................     3,706      4,720
2003........................................................     3,909      4,110
Thereafter..................................................    45,823     27,261
                                                              --------
          Total minimum lease payments......................    64,454
Amount representing interest................................   (46,650)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $843...............................  $ 17,804
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $9,528, $9,358 and $7,562 for the years ended December 31, 1998, 1997 and 1996, respectively.

                        THERMADYNE HOLDINGS CORPORATION

11. INCOME TAXES

     Pre-tax income (losses) from continuing operations were taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                      -----------------   -----------------   -----------------
Domestic............................      $(27,450)            $31,104            $(69,694)
Foreign.............................        (7,310)             (2,560)              6,221
                                          --------             -------            --------
     Income (loss) before income
       taxes........................      $(34,760)            $28,544            $(63,473)
                                          ========             =======            ========

     The provision (benefit) for income taxes charged to continuing operations is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                      -----------------   -----------------   -----------------
Current:
     Federal........................       $  (768)            $11,014            $  8,091
     Foreign........................         1,458               1,064               1,785
     State and local................           350                 927               1,050
                                           -------             -------            --------
          Total current.............         1,040              13,005              10,926
                                           -------             -------            --------
  Deferred..........................        10,375                 470             (11,460)
                                           -------             -------            --------
                                           $11,415             $13,475            $   (534)
                                           =======             =======            ========

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                1998       1997
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  8,862   $  9,214
  Accrued liabilities.......................................     7,482      3,316
  Intangibles...............................................     8,781     14,408
  Deferred interest.........................................     2,412         --
  Other.....................................................     1,489         --
  Fixed assets..............................................     6,769      6,992
  Net operating loss carryforwards..........................    35,654     29,523
                                                              --------   --------
          Total deferred tax assets.........................    71,449     63,453
  Valuation allowance for deferred tax assets...............   (35,519)   (22,493)
                                                              --------   --------
          Net deferred tax assets...........................    35,930   $ 40,960
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     3,528      4,562
  Other.....................................................        --        846
                                                              --------   --------
          Total deferred tax liabilities....................     3,528      5,408
                                                              --------   --------
          Net deferred tax asset............................  $ 32,402   $ 35,552
                                                              ========   ========

                        THERMADYNE HOLDINGS CORPORATION

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1998           1997           1996
                                                  ------------   ------------   ------------
Tax at U.S. statutory rates.....................    $(12,166)      $ 9,991        $(22,216)
Nondeductible goodwill amortization and other
  nondeductible expenses........................       2,660         2,048          28,877
Change in valuation allowance, recognition of
  net operating loss carryforward benefits and
  other.........................................      12,000            --           6,318
Foreign tax rate differences and recognition of
  foreign tax loss benefits.....................       1,032           833            (393)
Nondeductible merger costs......................       7,662            --              --
State income taxes, net of federal tax
  benefit.......................................         227           603             683
Initial recognition of net deferred tax asset...          --            --         (13,803)
                                                    --------       -------        --------
                                                    $ 11,415       $13,475        $   (534)
                                                    ========       =======        ========

     In the fourth quarter of 1996, the Company re-evaluated the realizability of the net deferred tax asset. As a result, a net deferred tax asset of approximately $22,000 was recorded on December 31, 1996. Of the total amount recorded, approximately $8,000 was reported as an adjustment to the carrying value of goodwill and other intangible assets. The balance was reported as a reduction to income tax expense. A portion of the net adjustment for deferred taxes was allocated to discontinued operations. During 1998, the valuation allowance for deferred tax assets increased by $13,026. Approximately $1,026 of the increase was recorded as an adjustment to goodwill recorded in recent acquisitions. Accordingly, the initial recognition of these tax benefits will be recorded as an adjustment to the related goodwill. The remaining $12,000 was recorded as an increase to income tax expense.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $98,000 available for US federal income tax purposes which expire beginning 2001. Utilization of the majority of these net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

12. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the

                        THERMADYNE HOLDINGS CORPORATION
employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make a matching contribution of 50% of the first 6% of the voluntary employee contribution. Total expense for this plan related to continuing operations was approximately $2,115, $2,628, and $2,585 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Employee Stock Purchase Plan. The Employee Stock Purchase Plan was canceled in connection with the Merger. It enabled substantially all employees of the Company to purchase shares of common stock at a purchase price of 85% of the fair market value at specified dates. For plan year 1997 the plan was amended to change the plan year to a calendar year basis. For the plan year ended December 31, 1997, 1,098 employee participants purchased 82,085 shares at an aggregate purchase price of $1,989. For the plan year ended October 31, 1996, 1,090 employee participants purchased 145,584 shares at an aggregate purchase price of $2,119.

     Pension Plans The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees.

     Other Postretirement Benefits. The Company has a retirement plan covering both salaried and nonsalaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined by the Company based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

     The following table provides a reconciliation of benefit obligations, plan assets and status of the Pension and Other Postretirement Benefit Plans as recognized in the Company's Consolidated Balance Sheet for the years ended December 31, 1998 and 1997:

                                                                          Other
                                                                     Postretirement
                                               Pension Benefits         Benefits
                                               -----------------   -------------------
                                                1998      1997       1998       1997
                                               -------   -------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year....  $44,439   $47,279   $ 12,010   $ 16,395
  Service cost...............................    1,057     1,259      1,218      1,255
  Participant contributions..................      795       937         --         --
  Interest cost..............................    2,424     3,045      1,330        496
  Actuarial (gains)/losses...................     (266)    5,442       (870)    (4,533)
  Foreign currency exchange rate changes.....   (1,507)   (6,196)        --         --
  Plan amendments............................       --        --         --     (1,079)
  Benefits paid..............................   (5,240)   (7,327)      (914)      (524)
                                               -------   -------   --------   --------
  Benefit obligation at end of year..........  $41,702   $44,439   $ 12,774   $ 12,010
                                               =======   =======   ========   ========

                        THERMADYNE HOLDINGS CORPORATION

                                                                          Other
                                                                     Postretirement
                                               Pension Benefits         Benefits
                                               -----------------   -------------------
                                                1998      1997       1998       1997
                                               -------   -------   --------   --------
Change in plan assets:
  Fair value of plan assets at beginning of
     year....................................  $44,399   $50,137
  Actual return on plan assets...............    3,968     5,644
  Sponsor contributions......................    3,086     1,952
  Participant contributions..................      795       937
  Benefits paid..............................   (5,240)   (7,327)
  Foreign currency exchange rate changes.....   (1,632)   (6,813)
  Administrative expenses....................     (110)     (131)
                                               -------   -------
  Fair value of plan assets at end of year...  $45,266   $44,399
                                               =======   =======
Funded status of the plan (underfunded)......  $ 3,564   $   (40)  $(12,774)  $(12,010)
  Unrecognized net actuarial loss (gain).....      989     1,848     (9,426)    (9,428)
  Unrecognized prior service cost............       99       122     (1,927)    (1,927)
                                               -------   -------   --------   --------
  Prepaid (accrued) benefit cost.............  $ 4,652   $ 1,930   $(24,127)  $(23,365)
                                               =======   =======   ========   ========
Weighted-average assumptions as of December
  31:
  Discount rate..............................        7%        7%        7%         7%
  Expected rate on plan assets...............        8%        8%        --         --
  Rate of compensation increase..............        3%        3%       N/A        N/A

     Net periodic pension and other postretirement benefit costs include the following components:

                                           Pension Benefits              Other Benefits
                                      ---------------------------   ------------------------
                                       1998      1997      1996      1998     1997     1996
                                      -------   -------   -------   ------   ------   ------
Components of the net periodic benefit cost:
  Service cost......................  $ 1,057   $ 1,259   $ 1,283   $1,218   $1,255   $1,365
  Interest cost.....................    2,424     3,045     3,194    1,330    1,496    1,564
  Actual return on plan assets......   (3,366)   (3,644)   (3,509)      --       --       --
  Recognized gain/loss..............       --        --                  2       (1)    (198)
  Amortization of prior service
     costs..........................        2         3         3       --       --       --
  Prior service cost recognized.....       23        23        23       --       --       --
                                      -------   -------   -------   ------   ------   ------
Benefit cost (credit)...............  $   140   $   686   $   994   $2,550   $2,750   $2,731
                                      =======   =======   =======   ======   ======   ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% in 1998, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.5% in 1997 and 10.5% in 1996. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                               1-Percentage     1-Percentage
                                                              Point Increase   Point Decrease
                                                              --------------   --------------
Effect on total of service and interest cost components in
  1998......................................................      $  306          $  (256)
Effect on postretirement benefit obligation as of December
  31, 1998..................................................       1,948           (1,546)

13. SEGMENT INFORMATION

     The Company has adopted the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131") which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the current year presentation.

                        THERMADYNE HOLDINGS CORPORATION

     The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe and Australia/Asia.

     The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                        ALL OTHER
                                   UNITED                               GEOGRAPHIC
                                   STATES    EUROPE    AUSTRALIA/ASIA    REGIONS       OTHER     CONSOLIDATED
                                  --------   -------   --------------   ----------   ---------   ------------
1998
Revenue from external
  customers.....................  $363,371   $54,657      $ 82,238       $32,511     $      --     $532,777
Intersegment revenues...........    39,715    14,355         4,447            --       (58,517)          --
Depreciation and amortization of
  intangibles...................     9,562     2,682         3,979           646         2,104       18,973
Operating income (loss).........    90,691     3,953        (1,549)          (48)      (60,017)      33,030
Identifiable assets.............   174,272    57,539       107,991        31,686        48,761      420,249
Capital expenditures............     7,965     1,114         7,091           420           916       17,506
1997
Revenue from external
  customers.....................   333,871    51,900       109,984        24,685            --      520,440
Intersegment revenues...........    35,503     4,699         2,700            --       (42,902)          --
Depreciation and amortization of
  intangibles...................    12,190     2,333         4,677            57         1,558       20,815
Operating income (loss).........    85,279     3,416         2,304         1,148       (13,640)      78,507
Identifiable assets.............   158,038    48,684       102,342         9,285        36,178      354,527
Capital expenditures............     7,843     2,464         4,828            78         1,126       16,339
1996
Revenue from external
  customers.....................   292,549    17,879       105,337        23,979            --      439,744
Intersegment revenues...........    30,770        21         2,362            --       (33,153)          --
Depreciation and amortization of
  intangibles...................    14,399        83         6,594           150        85,835      107,061
Operating income (loss).........    74,166       888         5,688         2,183       (97,064)     (14,139)
Identifiable assets.............   152,987    11,453       113,590         9,754        65,621      353,405
Capital expenditures............     6,991       149         3,246           135           926       11,447

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End-users of the Company's products are engaged in various applications

                        THERMADYNE HOLDINGS CORPORATION
including construction, automobile manufacturing, repair and maintenance and ship building. The following table shows sales for each of the Company's key product lines:

                                            YEAR ENDED          YEAR ENDED          YEAR ENDED
                                         DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                         -----------------   -----------------   -----------------
Gas apparatus..........................      $183,688            $183,253            $167,169
Arc welding equipment..................       103,803              90,440              42,054
Arc welding consumables................       162,696             171,922             161,783
Plasma and automated cutting
  equipment............................        71,742              61,685              56,111
All other..............................        10,848              13,140              12,627
                                             --------            --------            --------
                                             $532,777            $520,440            $439,744
                                             ========            ========            ========

14. CONTINGENCIES

     Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the products liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is party to an agreement with a financial institution to sell at face value up to a total of $25,000 of its long-term receivables. The product line that generated these long-term receivables has been divested, and consequently, no further sales will occur. Under the terms of this agreement, the Company is liable for a total of 20% of the aggregate receivables sold and this liability approximates $4,000. The Company has further retained collection and administrative responsibilities on behalf of the financial institution. The Company has a secured interest in the inventory sold under these long-term receivables which has been assigned to the financial institution. At December 31, 1998, approximately $1,871 in contracts subject to this agreement are outstanding. Management believes the allowance for doubtful accounts at December 31, 1998 will be adequate for all uncollectible receivables.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Mfg. LLC

     We have audited the accompanying consolidated balance sheets of Thermadyne Mfg. LLC and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Mfg. LLC and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ ERNST & YOUNG LLP
                                            ------------------------------------

Orange County, California
February 22, 1999

                              THERMADYNE MFG. LLC

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $   1,319      $   1,481
  Accounts receivable, less allowance for doubtful accounts
     of $2,852 and $2,217 respectively......................      87,905         76,847
  Inventories...............................................     122,733        105,135
  Prepaid expenses and other................................       7,365          8,534
                                                               ---------      ---------
          Total current assets..............................     219,322        191,997
Property, plant and equipment, at cost, net.................     104,997         85,257
Deferred financing costs, net...............................      19,572          5,754
Intangibles, at cost, net...................................      39,159         33,970
Deferred income taxes.......................................      29,135         35,552
Other assets................................................       1,251          1,997
                                                               ---------      ---------
          Total assets......................................   $ 413,436      $ 354,527
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
  Accounts payable..........................................   $  44,170      $  55,390
  Accrued and other liabilities.............................      36,444         32,697
  Accrued interest..........................................         498          5,680
  Income taxes payable......................................       5,211          4,769
  Current maturities of long-term obligations...............       9,180          4,912
                                                               ---------      ---------
          Total current liabilities.........................      95,503        103,448
Long-term obligations, less current maturities..............     562,588        353,175
Other long-term liabilities.................................      62,834         60,751
Shareholder's deficit:
  Accumulated deficit.......................................    (368,408)      (299,208)
  Accumulated other comprehensive loss......................     (15,534)       (12,774)
                                                               ---------      ---------
          Total shareholder's deficit.......................    (383,942)      (311,982)
  Net equity and advances to/from parent....................      76,453        149,135
                                                               ---------      ---------
          Total liabilities and shareholder's deficit.......   $ 413,436      $ 354,527
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1998           1997           1996
                                                          ------------   ------------   ------------
Net sales...............................................    $532,777       $520,440       $439,744
Operating expenses:
  Cost of goods sold....................................     340,236        320,120        259,835
  Selling, general and administrative expenses..........     102,554        110,696         95,907
  Amortization of goodwill..............................       1,524          1,591         83,033
  Amortization of other intangibles.....................       2,360          6,776         12,377
  Net periodic postretirement benefits..................       2,550          2,750          2,731
  Special charges.......................................      50,523             --             --
                                                            --------       --------       --------
Operating income (loss).................................      33,030         78,507        (14,139)
Other income (expense):
  Interest expense......................................     (52,545)       (45,325)       (45,655)
  Amortization of deferred financing costs..............      (2,480)        (1,587)        (2,711)
  Other.................................................      (3,059)        (3,051)          (968)
                                                            --------       --------       --------
Income (loss) from continuing operations before income
  taxes and extraordinary item..........................     (25,054)        28,544        (63,473)
Income tax provision (benefit)..........................      14,682         13,475           (534)
                                                            --------       --------       --------
Income (loss) from continuing operations before
  extraordinary item....................................     (39,736)        15,069        (62,939)
Discontinued operations:
  Gain on sale of discontinued operations, net of income
     taxes of $12,623 and $14,732, respectively.........          --         16,015          8,480
  Income (loss) from discontinued operations, net of
     income taxes.......................................          --          3,173         (5,463)
                                                            --------       --------       --------
Income (loss) before extraordinary item.................     (39,736)        34,257        (59,922)
Extraordinary item-loss on early extinguishment of
  long-term debt, net of income tax benefit of $8,151
  and $2,001, respectively..............................     (15,137)            --         (3,715)
                                                            --------       --------       --------
Net income (loss).......................................    $(54,873)      $ 34,257       $(63,637)
                                                            ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                      ACCUMULATED
                                                                         OTHER
                                                    ACCUMULATED      COMPREHENSIVE
                                                      DEFICIT        INCOME (LOSS)        TOTAL
                                                    -----------      -------------      ---------
January 1, 1996...................................   $(269,828)        $ (1,108)        $(270,936)
Comprehensive income:
  Net loss........................................     (63,637)              --           (63,637)
  Other comprehensive income --
  Foreign currency translation....................          --            5,957             5,957
                                                                                        ---------
Comprehensive income..............................                                        (57,680)
                                                     ---------         --------         ---------
December 31, 1996.................................    (333,465)           4,849          (328,616)
Comprehensive income:
  Net income......................................      34,257               --            34,257
  Other comprehensive income --
  Foreign currency translation....................          --          (17,623)          (17,623)
                                                                                        ---------
Comprehensive income..............................                                         16,634
                                                     ---------         --------         ---------
December 31, 1997.................................    (299,208)         (12,774)         (311,982)
Comprehensive income:
  Net income......................................     (54,873)              --           (54,873)
  Other comprehensive income --
  Foreign currency translation....................          --           (4,150)           (4,150)
                                                                                        ---------
Comprehensive income..............................                                        (59,023)
Merger............................................     (14,327)           1,390           (12,937)
                                                     ---------         --------         ---------
December 31, 1998.................................   $(368,408)        $(15,534)        $(383,942)
                                                     =========         ========         =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                        DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                                        -----------------   -----------------   -----------------
Cash flows provided by (used in) operating activities:
Net income (loss).....................................      $ (54,873)          $  34,257           $ (63,637)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Net periodic postretirement benefits.............          2,550               2,750               2,731
     Depreciation.....................................         15,089              12,448              11,651
     Amortization of goodwill.........................          1,524               1,591              83,033
     Amortization of other intangibles................          2,360               6,776              12,377
     Amortization of deferred financing costs.........          2,480               1,587               2,711
     Recognition of net operating loss
       carryforwards..................................             --               2,343               8,534
     Deferred income taxes............................          6,452              (1,836)            (21,882)
     Non-cash charges for discontinued operations.....             --               1,621              13,949
     Gain on sale of discontinued operations..........             --             (16,015)             (8,480)
     Non-cash portion of extraordinary item...........         (2,272)                 --               3,715
  Changes in operating assets and liabilities:
     Accounts receivable..............................         (8,251)            (19,905)            (10,166)
     Inventories......................................        (19,487)            (17,228)            (10,107)
     Prepaid expenses and other.......................            728              (1,628)             (1,957)
     Accounts payable.................................        (11,610)             20,605               3,498
     Accrued and other liabilities....................          2,809              (5,757)             (4,510)
     Accrued interest.................................         (5,085)               (258)                643
     Income taxes payable.............................          7,920              (3,498)              1,379
     Other long-term liabilities......................         (3,272)             (3,152)             (2,124)
     Discontinued operations..........................             --                 285                  97
                                                            ---------           ---------           ---------
          Total adjustments...........................         (8,065)            (19,271)             85,092
                                                            ---------           ---------           ---------
          Net cash provided by (used in) operating
            activities................................        (62,938)             14,986              21,455
                                                            ---------           ---------           ---------
Cash flows provided by (used in) investing activities:
  Capital expenditures, net...........................        (17,506)            (16,339)            (11,447)
  Change in other assets..............................         (3,046)              4,162              (4,399)
  Acquisitions, net of cash...........................        (18,953)            (37,895)            (74,011)
  Investing activities of discontinued operations.....             --              (1,680)             (3,766)
  Proceeds from sale of discontinued operations.......             --              88,543             112,359
                                                            ---------           ---------           ---------
          Net cash provided by (used in) investing
            activities................................        (39,505)             36,791              18,736
                                                            ---------           ---------           ---------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.....................            638                 170                (283)
  Repayment of long-term obligations..................       (408,970)           (131,486)           (150,384)
  Borrowing of long-term obligations..................        622,194              72,855             119,854
  Issuance of common stock............................             --               3,069               4,146
  Change in accounts receivable securitization........         (4,462)              5,676              (9,994)
  Financing fees......................................        (20,058)                 --              (3,855)
  Financing activities of discontinued operations.....             --              (2,808)             (1,732)
  Change in net equity of parent......................        (87,010)                 --                  --
  Other...............................................            (51)                808               1,639
                                                            ---------           ---------           ---------
          Net cash provided by (used in) financing
            activities................................        102,281             (51,716)            (40,609)
                                                            ---------           ---------           ---------
Net increase (decrease) in cash and cash
  equivalents.........................................           (162)                 61                (418)
Cash and cash equivalents at beginning of year........          1,481               1,420               1,838
                                                            ---------           ---------           ---------
Cash and cash equivalents at end of year..............      $   1,319           $   1,481           $   1,420
                                                            =========           =========           =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

     As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the Merger and Thermadyne Holdings Corporation after the Merger (as defined in Note 2), the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC. The Company is a global manufacturer of cutting and welding products and accessories.

     Thermadyne Capital, a wholly owned subsidiary of Thermadyne LLC, was formed solely for the purpose of serving as co-issuer of the 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Thermadyne Capital has no substantial assets or liabilities and no operations of any kind and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

2. RECENT EVENTS

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

     Mercury issued approximately $94.6 million aggregate proceeds of 12 1/2% Senior Discount Debentures due 2008 (the "Debentures"). In connection with the Merger, Holdings succeeded to the obligations of Mercury with respect to the Debentures. The DLJMB Funds also purchased 2,608,696 shares of common stock of Mercury ("Mercury Common Stock"), 2,000,000 shares of preferred stock of Mercury ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB Warrants") for approximately $140 million. As a result of the Merger, the proceeds of such purchases became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of Holdings ("Holdings Preferred Stock") and each DLJMB Warrant to acquire Mercury Common Stock became exercisable for an equal number of shares of Holdings Common Stock. In addition, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately

                              THERMADYNE MFG. LLC

$3.6 million was provided through non-recourse loans from Holdings (the "Management Loans"). The Management Loans have a term of eight years and bear interest at the rate of 5.69% compounded annually.

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

     In connection with the Merger, the Company incurred special charges of approximately $44.2 million, consisting of expenses of approximately $18.5 million related to employee stock options and related plans and $25.7 million of non-capitalizable transaction fees. In addition, the Company recorded an extraordinary loss in the amount of $23.3 million due to the early extinguishment of long-term debt. The Company paid DLJMB approximately $20 million for professional services in connection with the Merger.

  Acquisitions

     In 1998 the Company made the following four acquisitions. On September 1, the Company acquired all the issued and outstanding capital stock of Thermadyne Victor Ltda. (formerly known as Equi Solda SA), a leading manufacturer of gas cutting apparatus in Brazil. On July 24, the Company acquired substantially all the assets of Mid-America Cryogenics Company, which specializes in the design, installation and service of cryogenic equipment and is located in Indianapolis, Indiana. On May 21, the Company acquired substantially all the assets of OCIM Srl, a manufacturer of a variety of arc welding accessories including Mig and Tig torches and consumables, located in Milan, Italy. On February 1, the Company acquired substantially all the assets of Pro-tip, a division of Settler Ground Support, Inc., a producer of low-cost oxygen fuel cutting ips in Cuthbert, Georgia. The aggregate consideration paid for these four acquisitions was approximately $19 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

     In 1997 the Company completed three acquisitions. On November 25, the Company acquired substantially all of the assets of Woodland Cryogenics, Incorporated, a manufacturer of cryogenic pumps, ambient and electric vaporizers and automatic cylinder filling systems located in Philadelphia, Pennsylvania. On September 26, the Company acquired substantially all of the assets of the welding division of Prestolite Power Corporation, a manufacturer of arc welders, plasma welders and wire feeders, located in Troy, Ohio. On January 31, the Company acquired all of the issued and outstanding capital stock of GenSet S.p.A., a leading manufacturer of engine-driven welders and generators in Italy. The aggregate consideration paid for these three acquisitions was approximately $38 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

                              THERMADYNE MFG. LLC

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

Net working capital.........................................   $21,220
Excess of cost over fair value of net assets acquired.......    31,002
Property, plant and equipment, at cost, net.................    29,083
Other long-term liabilities, net............................    (7,294)
                                                               -------
                                                               $74,011
                                                               =======

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve months ended December 31, 1998 and 1997 have not been presented since they would not have differed materially from actual results.

  Sale of Discontinued Operations

     On September 30, 1997, the Company completed the sale of its Wear Resistance business for $96,000 which consisted of $88,500 in cash and $7,500 in the assumption of long-term liabilities. The Company realized a net gain of $16,015 on this transaction, net of income taxes of $12,623. The net proceeds were used to reduce debt. The financial results of the Wear Resistance operations were reported separately as discontinued operations in the Consolidated Statements of Operations.

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

     Sales from the discontinued businesses totaled $76,163 and $183,440 for the years ended December 31, 1997 and 1996, respectively. Certain expenses were allocated to discontinued operations including interest expense, which was allocated on a ratio of earnings before interest, taxes, depreciation and amortization for the years presented. Interest expense allocated to discontinued operations was $2,048 and $7,630 for the years ended December 31, 1997 and 1996, respectively. Income (loss) from discontinued operations included in the accompanying Consolidated Statements of Operations include immaterial amounts of income taxes (see Note 11).

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

                              THERMADYNE MFG. LLC

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $56,183 and $46,798 at December 31, 1998 and 1997, respectively.

     Property, Plant and Equipment. Property, plant and equipment is carried at cost and is depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 years; and machinery and equipment -- two to ten years.

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of assembled work forces, customer and distributor relationships, patented and unpatented technology, and goodwill. In conjunction with the 1993 financial reorganization of the Company, assets and liabilities were revalued as of February 1, 1994. The assets were stated at their reorganization value which is defined as the fair value of the reorganized company (see Note 7). The portion of the reorganization value not attributable to specific assets was amortized over a three-year period. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions subsequent to the financial reorganization is amortized over 40 years.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax bases and carryforward items. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Revenue Recognition. Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Costs and related expenses to manufacture cutting and welding products are recorded as cost of sales when the related revenue is recognized.

     Comprehensive Income. As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FASB 130"). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. FASB 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

     During 1998 and 1997, total comprehensive income (loss) amounted to $(59,023) and $16,634, respectively.

     Statement of Cash Flows. For purposes of the statement of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these investments.

                              THERMADYNE MFG. LLC

     The following table shows the interest and taxes paid (refunded) during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                      -----------------   -----------------   -----------------
Interest............................       $57,722             $48,683             $48,581
Taxes...............................          (989)             12,276              11,409

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in the component of shareholders' equity designated "Foreign currency translation." The Company's foreign operations are discussed in Note 13.

  Recent Accounting Pronouncements. In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

4. ACCOUNTS RECEIVABLE

     The Company has entered into a trade accounts receivable securitization agreement whereby it will sell on an ongoing basis, through December 28, 1999, participation interests in up to $50,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $23,843 and $28,305 at December 31, 1998 and 1997, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 50 basis points, per annum (approximately 6.04% at December 31, 1998). The fair value of accounts receivable approximates the carrying value.

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                                1998       1997
                                                              --------   --------
Raw materials...............................................  $ 31,189   $ 25,044
Work-in-process.............................................    27,414     25,602
Finished goods..............................................    65,623     56,087
                                                              --------   --------
                                                               124,226    106,733
LIFO reserve................................................    (1,493)    (1,598)
                                                              --------   --------
                                                              $122,733   $105,135
                                                              ========   ========

                              THERMADYNE MFG. LLC

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                                1998       1997
                                                              --------   --------
Land........................................................  $ 15,478   $ 14,071
Building....................................................    41,555     33,748
Machinery and equipment.....................................    91,372     68,008
                                                              --------   --------
                                                               148,405    115,827
Accumulated depreciation....................................   (43,408)   (30,570)
                                                              --------   --------
                                                              $104,997   $ 85,257
                                                              ========   ========

     Assets recorded under capitalized leases were $17,556 ($13,619 net of accumulated depreciation) and $17,663 ($14,432 net of accumulated depreciation) at December 31, 1998 and 1997, respectively.

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                                1998      1997
                                                              --------   -------
Goodwill....................................................  $ 44,497   $39,532
Other.......................................................     5,090     3,038
                                                              --------   -------
                                                                49,587    42,570
Accumulated amortization....................................   (10,428)   (8,600)
                                                              --------   -------
                                                              $ 39,159   $33,970
                                                              ========   =======

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

                              THERMADYNE MFG. LLC

8. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, is as follows:

                                                                1998       1997
                                                              --------   --------
Revolving Credit Facility...................................  $ 14,000   $     --
Term A Facility -- United States............................    70,000         --
Term A Facility -- Australia................................    19,480         --
Term A Facility -- Italy....................................    10,410         --
Term B Facility.............................................   114,425         --
Term C Facility.............................................   114,425         --
Domestic credit agreement...................................        --     41,500
Australian credit agreement.................................        --     18,057
Senior subordinated notes, due June 1, 2008, 9 7/8% interest
  payable semiannually on June 1 and December 1.............   207,000         --
Senior notes, due May 1, 2002, 10.25% interest payable
  semiannually on May 1 and November 1......................        --     99,288
Subordinated notes, due November 1, 2003, 10.75% interest
  payable semiannually on May 1 and November 1..............        --    179,321
Capital leases..............................................    17,804     17,630
Other.......................................................     4,224      2,291
                                                              --------   --------
                                                               571,768    358,087
Current maturities..........................................    (9,180)    (4,912)
                                                              --------   --------
                                                              $562,588   $353,175
                                                              ========   ========

     At December 31, 1998, the schedule of principal payments on long-term debt, excluding capital lease obligations, is as follows:

1999........................................................   $  8,337
2000........................................................     10,518
2001........................................................     17,348
2002........................................................     24,812
2003........................................................     34,801
Thereafter..................................................    458,148

  New Credit Facility

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agrees, at the time of Thermadyne LLC's request, to provide it. At December 31, 1998, the Company had $8,598 of standby letters of credit outstanding under the Revolving Credit Facility. Unused borrowing capacity under the Revolving Credit Facility was $77,402.

                              THERMADYNE MFG. LLC

     The New Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternate base rate or at the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans. At December 31, 1998, the prime rate was 7.75%.

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

     The Term Loan Facility is subject to the following amortization schedule:

YEAR                                              TERM LOAN A   TERM LOAN B   TERM LOAN C
----                                              -----------   -----------   -----------
1...............................................       0.0%          1.0%          1.0%
2...............................................       5.0%          1.0%          1.0%
3...............................................      10.0%          1.0%          1.0%
4...............................................      20.0%          1.0%          1.0%
5...............................................      25.0%          1.0%          1.0%
6...............................................      40.0%          1.0%          1.0%
7...............................................        --          94.0%          1.0%
8...............................................        --            --          93.0%
                                                     -----         -----         -----
                                                     100.0%        100.0%        100.0%

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

                              THERMADYNE MFG. LLC

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

     Prior to the Merger, the Company was party to a $250,000 revolving credit and letters of credit facility with a consortium of 22 banks (the "Domestic Facility"). At the Company's option, interest accrued at (i) the prime rate plus an applicable margin in the range of 0.5%-1.25% or, (ii) LIBOR plus an applicable margin in the range of 1.5%-2.25%. The applicable margin percentage was dependent upon the Company meeting certain financial conditions. The facility contained financial covenants which, among other things, required the Company to maintain certain financial ratios and restricted the Company's ability to incur indebtedness, make capital expenditures, and pay dividends. The facility was secured by the capital stock, personal and real property of the Company and a significant portion of its subsidiaries' capital stock and personal and real property.

     In addition, prior to the Merger, the Company was party to an Australian credit agreement (the "Australian Facility") denominated in Australian dollars ("A$"). The Australian Facility consisted of an A$15,000 term commitment and an A$22,000 revolving credit commitment. The Australian Facility bore interest at the Bank Bill Rate (as defined) plus a margin of 1.5% for the term commitment and 0.75% for the revolving credit commitment. Interest payment dates varied depending on the funding period selected by the Company. The facility required the Company's Australian subsidiary to comply with various financial covenants. The facility was secured by personal and real property of the Company's Australian subsidiary.

     The indentures governing the Senior Subordinated Notes restrict, subject to certain exceptions, the Company and its subsidiaries from incurring additional debt, paying dividends or making other distributions on or redeeming or repurchasing capital stock, making investments, loans or advances, disposing of assets, creating liens on assets and engaging in transactions with affiliates.

     The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The

                              THERMADYNE MFG. LLC
fair value of the Senior Subordinated Notes was based on the most recent market information available, and is estimated to be 94.5% of their current carrying value at December 31, 1998, or $195,615. The fair values of the credit agreement and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

9. LEASES

     Future minimum lease payments related to continuing operations under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASE       LEASE
                                                              --------   ---------
1999........................................................  $  3,721    $ 8,504
2000........................................................     3,655      7,752
2001........................................................     3,640      5,940
2002........................................................     3,706      4,720
2003........................................................     3,909      4,110
Thereafter..................................................    45,823     27,261
                                                              --------
          Total minimum lease payments......................    64,454
Amount representing interest................................   (46,650)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $843...............................  $ 17,804
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $9,528, $9,358 and $7,562 for the years ended December 31, 1998, 1997 and 1996, respectively.

10. INCOME TAXES

     Pre-tax income (losses) from continuing operations were taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                      -----------------   -----------------   -----------------
Domestic............................      $(17,744)            $31,104            $(69,694)
Foreign.............................        (7,310)             (2,560)              6,221
                                          --------             -------            --------
     Income (loss) before income
       taxes........................      $(25,054)            $28,544            $(63,473)
                                          ========             =======            ========

     The provision (benefit) for income taxes charged to continuing operations is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                      -----------------   -----------------   -----------------
Current:
     Federal........................       $  (768)            $11,014            $  8,091
     Foreign........................         1,458               1,064               1,785
     State and local................           350                 927               1,050
                                           -------             -------            --------
          Total current.............         1,040              13,005              10,926
                                           -------             -------            --------
  Deferred..........................        13,642                 470             (11,460)
                                           -------             -------            --------
                                           $14,682             $13,475            $   (534)
                                           =======             =======            ========

                              THERMADYNE MFG. LLC

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                1998       1997
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  8,862   $  9,214
  Accrued liabilities.......................................     7,482      3,316
  Intangibles...............................................     8,781     14,408
  Other.....................................................     1,488         --
  Fixed assets..............................................     6,769      6,992
  Net operating loss carryforwards and AMT credits..........    27,658     22,381
                                                              --------   --------
          Total deferred tax assets.........................    61,040     56,311
  Valuation allowance for deferred tax assets...............   (28,377)   (15,351)
                                                              --------   --------
          Net deferred tax assets...........................  $ 32,663   $ 40,960
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     3,528      4,562
  Other.....................................................        --        846
                                                              --------   --------
          Total deferred tax liabilities....................     3,528      5,408
                                                              --------   --------
          Net deferred tax asset............................  $ 29,135   $ 35,552
                                                              ========   ========

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1998           1997           1996
                                                  ------------   ------------   ------------
Tax at U.S. statutory rates.....................    $(8,767)       $ 9,991        $(22,216)
Nondeductible goodwill amortization and other
  nondeductible expenses........................      2,528          2,048          28,877
Change in valuation allowance, recognition of
  net operating loss carryforward benefits and
  other.........................................     12,000             --           6,318
Foreign tax rate differences and recognition of
  foreign tax loss benefits.....................      1,032            833            (393)
Non-deductible merger costs.....................      7,662             --              --
State income taxes, net of federal tax
  benefit.......................................        227            603             683
Initial recognition of net deferred tax asset...         --             --         (13,803)
                                                    -------        -------        --------
                                                    $14,682        $13,475        $   (534)
                                                    =======        =======        ========

     In the fourth quarter of 1996, the Company re-evaluated the realizability of the net deferred tax asset. As a result, a net deferred tax asset of approximately $22,000 was recorded on December 31, 1996. Of the total amount recorded, approximately $8,000 was reported as an adjustment to the carrying value of goodwill and other intangible assets. The balance was reported as a reduction to income tax expense. A portion of the net adjustment for deferred taxes was allocated to discontinued operations. During 1998, the valuation allowance for deferred tax assets increased by $13,026. Approximately $1,026 of the increase was recorded as an adjustment to goodwill recorded in recent acquisitions. According, the initial recognition of these tax benefits will be recorded as an adjustment to the related goodwill. The remaining $12,000 was recorded as an increase to income tax expense.

                              THERMADYNE MFG. LLC

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $82,000 available for US federal income tax purposes which expire beginning 2001. Utilization of the majority of these net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make a matching contribution of 50% of the first 6% of the voluntary employee contribution. Total expense for this plan related to continuing operations was approximately $2,115, $2,628, and $2,585 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Employee Stock Purchase Plan. The Employee Stock Purchase Plan was canceled in connection with the Merger. It enabled substantially all employees of the Company to purchase shares of common stock at a purchase price of 85% of the fair market value at specified dates. For plan year 1997 the plan was amended to change the plan year to a calendar year basis. For the plan year ended December 31, 1997, 1,098 employee participants purchased 82,085 shares at an aggregate purchase price of $1,989. For the plan year ended October 31, 1996, 1,090 employee participants purchased 145,584 shares at an aggregate purchase price of $2,119.

     Pension Plans. The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees.

     Other Postretirement Benefits. The Company has a retirement plan covering both salaried and nonsalaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined by the Company based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

                              THERMADYNE MFG. LLC

     The following tables provide a reconciliation of benefit obligations, plan assets and status of the Pension and Other Postretirement Benefit Plans as recognized in the Company's Consolidated Balance Sheet for the years ended December 31, 1998 and 1997:

                                                                                  Other
                                                                             Postretirement
                                                       Pension Benefits         Benefits
                                                       -----------------   -------------------
                                                        1998      1997       1998       1997
                                                       -------   -------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year............  $44,439   $47,279   $ 12,010   $ 16,395
  Service cost.......................................    1,057     1,259      1,218      1,255
  Participant contributions..........................      795       937         --         --
  Interest cost......................................    2,424     3,045      1,330        496
  Actuarial (gains)/losses...........................     (266)    5,442       (870)    (4,533)
  Foreign currency exchange rate changes.............   (1,507)   (6,196)        --         --
  Plan amendments....................................       --        --         --     (1,079)
  Benefits paid......................................   (5,240)   (7,327)      (914)      (524)
                                                       -------   -------   --------   --------
  Benefit obligation at end of year..................  $41,702   $44,439   $ 12,774   $ 12,010
                                                       =======   =======   ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year.....  $44,399   $50,137
  Actual return on plan assets.......................    3,968     5,644
  Sponsor contributions..............................    3,086     1,952
  Participant contributions..........................      795       937
  Benefits paid......................................   (5,240)   (7,327)
  Foreign currency exchange rate changes.............   (1,632)   (6,813)
  Administrative expenses............................     (110)     (131)
                                                       -------   -------
  Fair value of plan assets at end of year...........  $45,266   $44,399
                                                       =======   =======
Funded status of the plan (underfunded)..............  $ 3,564   $   (40)  $(12,774)  $(12,010)
  Unrecognized net actuarial loss (gain).............      989     1,848     (9,426)    (9,428)
  Unrecognized prior service cost....................       99       122     (1,927)    (1,927)
                                                       -------   -------   --------   --------
  Prepaid (accrued) benefit cost.....................  $ 4,652   $ 1,930   $(24,127)  $(23,365)
                                                       =======   =======   ========   ========
Weighted-average assumptions as of December 31:
  Discount rate......................................        7%        7%        7%         7%
  Expected return on plan assets.....................        8%        8%        --         --
  Rate of compensation increase......................        3%        3%       N/A        N/A

     Net periodic pension and other postretirement benefit costs include the following components:

                                              Pension Benefits              Other Benefits
                                         ---------------------------   ------------------------
                                          1998      1997      1996      1998     1997     1996
                                         -------   -------   -------   ------   ------   ------
Components of the net periodic benefit
  cost:
  Service cost.........................  $ 1,057   $ 1,259   $ 1,283   $1,218   $1,255   $1,365
  Interest cost........................    2,424     3,045     3,194    1,330    1,496    1,564
  Actual return on plan assets.........   (3,366)   (3,644)   (3,509)      --       --       --
  Recognized gain/loss.................       --        --        --        2       (1)    (198)
  Amortization of prior service
     costs.............................        2         3         3       --       --       --
  Prior service cost recognized........       23        23        23       --       --       --
                                         -------   -------   -------   ------   ------   ------
Benefit cost (credit)..................  $   140   $   686   $   994   $2,550   $2,750   $2,731
                                         =======   =======   =======   ======   ======   ======

                              THERMADYNE MFG. LLC

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% in 1998, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.5% in 1997 and 10.5% in 1996. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                               1-Percentage     1-Percentage
                                                              Point Increase   Point Decrease
                                                              --------------   --------------
Effect on total of service and interest cost components in
  1998......................................................      $  306          $  (256)
Effect on postretirement benefit obligation as of December
  31, 1998..................................................       1,948           (1,546)

12. SEGMENT INFORMATION

     The Company has adopted the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131") which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the current year presentation.

     The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe and Australia/Asia.

     The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

                              THERMADYNE MFG. LLC

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                          All Other
                                   United                                 Geographic
                                   States     Europe    Australia/Asia     Regions      Other     Consolidated
                                  --------   --------   ---------------   ----------   --------   ------------
1998
Revenue from external
  customers.....................  $363,371   $ 54,657      $ 82,238        $32,511     $     --     $532,777
Intersegment revenues...........    39,715     14,355         4,447             --      (58,517)          --
Depreciation and amortization of
  intangibles...................     9,562      2,682         3,979            646        2,104       18,973
Operating income (loss).........    90,691      3,953        (1,549)           (48)     (60,017)      33,030
Identifiable assets.............   174,272     57,539       107,991         31,686       41,948      413,436
Capital expenditures............     7,965      1,114         7,091            420          916       17,506
1997
Revenue from external
  customers.....................   333,871     51,900       109,984         24,685           --      520,440
Intersegment revenues...........    35,503      4,699         2,700             --      (42,902)          --
Depreciation and amortization of
  intangibles...................    12,190      2,333         4,677             57        1,558       20,815
Operating income (loss).........    85,279      3,416         2,304          1,148      (13,640)      78,507
Identifiable assets.............   158,038     48,684       102,342          9,285       36,178      354,527
Capital expenditures............     7,843      2,464         4,828             78        1,126       16,339
1996
Revenue from external
  customers.....................   292,549     17,879       105,337         23,979           --      439,744
Intersegment revenues...........    30,770         21         2,362             --      (33,153)          --
Depreciation and amortization of
  intangibles...................    14,399         83         6,594            150       85,835      107,061
Operating income (loss).........    74,166        888         5,688          2,183      (97,064)     (14,139)
Identifiable assets.............   152,987     11,453       113,590          9,754       65,621      353,405
Capital expenditures............     6,991        149         3,246            135          926       11,447

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End-users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and ship building. The following table shows sales for each of the Company's key product lines:

                                         Year Ended          Year Ended          Year Ended
                                        December 31,        December 31,        December 31,
                                            1998                1997                1996
                                      -----------------   -----------------   -----------------
Gas apparatus.......................      $183,688            $183,253            $167,169
Arc welding equipment...............       103,803              90,440              42,054
Arc welding consumables.............       162,696             171,922             161,783
Plasma and automated cutting
  equipment.........................        71,742              61,685              56,111
All other...........................        10,848              13,140              12,627
                                          --------            --------            --------
                                          $532,777            $520,440            $439,744
                                          ========            ========            ========

                              THERMADYNE MFG. LLC

13. CONTINGENCIES

     Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the products liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is party to an agreement with a financial institution to sell at face value up to a total of $25,000 of its long-term receivables. The product line that generated these long-term receivables has been divested, and consequently, no further sales will occur. Under the terms of this agreement, the Company is liable for a total of 20% of the aggregate receivables sold and this liability approximates $4,000. The Company has further retained collection and administrative responsibilities on behalf of the financial institution. The Company has a secured interest in the inventory sold under these long-term receivables which has been assigned to the financial institution. At December 31, 1998, approximately $1,871 in contracts subject to this agreement are outstanding. Management believes the allowance for doubtful accounts at December 31, 1998 will be adequate for all uncollectible receivables.

14. GUARANTOR SUBSIDIARIES

     In connection with the merger of Holdings and Mercury, Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Holdings, issued $207 million of Senior Subordinated Notes. Holdings received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly-owned by Thermadyne LLC.

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

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                     ASSETS

                                                 THERMADYNE     TOTAL          TOTAL
                                                    LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                 ----------   ----------   --------------   ------------   ---------
Current Assets:
  Cash and cash equivalents....................  $      --    $  (1,051)      $  2,370       $      --     $   1,319
  Restricted cash..............................         --           --         26,646         (26,646)           --
  Accounts receivable..........................         --       13,682         96,606         (22,383)       87,905
  Inventories..................................         --       68,742         53,991              --       122,733
  Prepaid expenses and other...................         --        1,259          6,325            (219)        7,365
                                                 ---------    ---------       --------       ---------     ---------
        Total current assets...................         --       82,632        185,938         (49,248)      219,322
  Property, plant and equipment, at cost,
    net........................................         --       48,023         56,974              --       104,977
  Deferred financing costs, net................     19,001           --            571              --        19,572
  Intangibles, at cost, net....................         --       10,561         28,598              --        39,159
  Deferred income taxes........................         --       26,470          2,665              --        29,135
  Investment in and advances to/from
    subsidiaries...............................    209,369        9,969             --        (219,338)           --
  Other assets.................................         --          (55)         1,306              --         1,251
                                                 ---------    ---------       --------       ---------     ---------
        Total assets...........................  $ 228,370    $ 177,600       $276,052       $(268,586)    $ 413,436
                                                 =========    =========       ========       =========     =========
                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable.............................  $      --    $  21,003       $ 23,167       $      --     $  44,170
  Accrued and other liabilities................         --       26,060         10,384              --        36,444
  Accrued interest.............................        275            6            217              --           498
  Income taxes payable.........................         --        7,927         (2,716)             --         5,211
  Current maturities of long-term
    obligations................................      5,000           60          4,120              --         9,180
                                                 ---------    ---------       --------       ---------     ---------
        Total current liabilities..............      5,275       55,056         35,172              --        95,503
Long-term obligations, less current
  maturities...................................    515,050       16,101         81,437         (50,000)      562,588
Other long-term liabilities....................         --       52,116         10,718              --        62,834
Shareholders' equity (deficit):
  Retained earnings (accumulated deficit)......   (368,408)    (295,702)       (16,201)        311,903      (368,408)
  Accumulated other comprehensive income.......         --          224        (15,758)             --       (15,534)
                                                 ---------    ---------       --------       ---------     ---------
        Total shareholders' equity (deficit)...   (368,408)    (295,478)       (31,959)        311,903      (383,942)
Net equity and advances to/from subsidiaries...     76,453      349,805        180,684        (530,489)       76,453
                                                 ---------    ---------       --------       ---------     ---------
        Total liabilities and shareholders'
          equity (deficit).....................  $ 228,370    $ 177,600       $276,052       $(268,586)    $ 413,436
                                                 =========    =========       ========       =========     =========

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997

                                     ASSETS

                                                 THERMADYNE     TOTAL          TOTAL
                                                    LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                 ----------   ----------   --------------   ------------   ---------
Current Assets:
  Cash and cash equivalents....................  $      --    $     308       $  1,173       $      --     $   1,481
  Restricted cash..............................         --           --         21,634         (21,634)           --
  Accounts receivable..........................         --        6,595         99,281         (29,029)       76,847
  Inventories..................................         --       62,329         42,806              --       105,135
  Prepaid expenses and other...................         --        4,601          4,152            (219)        8,534
                                                 ---------    ---------       --------       ---------     ---------
        Total current assets...................         --       73,833        169,046         (50,882)      191,997
  Property, plant and equipment, at cost,
    net........................................         --       48,367         36,890              --        85,257
  Deferred financing costs, net................      5,052            1            701              --         5,754
  Intangibles, at cost, net....................         --        5,376         28,594              --        33,970
  Deferred income taxes........................         --       35,552             --              --        35,552
  Investment in and advances to/from
    subsidiaries...............................    170,414       10,783             --        (181,197)           --
  Other assets.................................         --          130          1,867              --         1,997
                                                 ---------    ---------       --------       ---------     ---------
        Total assets...........................  $ 175,466    $ 174,042       $237,098       $(232,079)    $ 354,527
                                                 =========    =========       ========       =========     =========
                                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable.............................  $      --    $  30,697       $ 24,693       $      --     $  55,390
  Accrued and other liabilities................         --       25,079          7,618              --        32,697
  Accrued interest.............................      5,430           10            240              --         5,680
  Income taxes payable.........................         --        8,106         (3,337)             --         4,769
  Current maturities of long-term
    obligations................................         --            1          4,911              --         4,912
                                                 ---------    ---------       --------       ---------     ---------
        Total current liabilities..............      5,430       63,893         34,125              --       103,448
Long-term obligations, less current
  maturities...................................    320,109       16,320         66,746         (50,000)      353,175
Other long-term liabilities....................         --       53,421          7,330              --        60,751
Shareholders' equity (deficit):
  Retained earnings (accumulated deficit)......   (299,208)    (254,562)        (3,668)        258,230      (299,208)
  Accumulated other comprehensive income.......         --        2,406        (15,180)             --       (12,774)
                                                 ---------    ---------       --------       ---------     ---------
        Total shareholders' equity (deficit)...   (299,208)    (252,156)       (18,848)        258,230      (311,982)
Net equity and advances to/from subsidiaries...    149,135      292,564        147,745        (440,309)      149,135
                                                 ---------    ---------       --------       ---------     ---------
        Total liabilities and shareholders'
          equity (deficit).....................  $ 175,466    $ 174,042       $237,098       $(232,079)    $ 354,527
                                                 =========    =========       ========       =========     =========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     THERMADYNE     TOTAL          TOTAL
                                        LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                     ----------   ----------   --------------   ------------     --------
Net Sales..........................   $     --     $438,013       $195,940       $(101,176)(a)   $532,777
Operating Expenses:
  Cost of goods sold...............         --      279,470        161,817        (101,051)(a)    340,236
  Selling, general and
     administrative expenses.......         --       73,081         29,473              --        102,554
  Amortization of goodwill.........         --           72          1,452              --          1,524
  Amortization of other
     intangibles...................         --        1,520            840              --          2,360
  Net periodic postretirement
     benefits......................         --        2,550             --              --          2,550
  Special charges..................         --       46,448          4,075              --         50,523
                                      --------     --------       --------       ---------       --------
Operating income (loss)............         --       34,872         (1,717)           (125)        33,030
Other income (expense):
  Interest expense.................         --      (46,447)        (9,583)          3,485        (52,545)
  Amortization of deferred
     financing costs...............         --       (2,276)          (204)             --         (2,480)
  Equity in net loss of
     subsidiaries..................    (54,873)          --             --          54,873             --
  Other............................         --        2,276           (775)         (4,560)        (3,059)
                                      --------     --------       --------       ---------       --------
Income (loss) before income tax
  provision and extraordinary
  item.............................    (54,873)     (11,575)       (12,279)         53,673        (25,054)
Income tax provision...............         --       14,428            254              --         14,682
                                      --------     --------       --------       ---------       --------
Income (loss) before extraordinary
  item.............................    (54,873)     (26,003)       (12,533)         53,673        (39,736)
Extraordinary item, net of tax.....         --      (15,137)            --              --        (15,137)
                                      --------     --------       --------       ---------       --------
Net income (loss)..................   $(54,873)    $(41,140)      $(12,533)      $  53,673       $(54,873)
                                      ========     ========       ========       =========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                    THERMADYNE     TOTAL          TOTAL
                                       LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS       TOTAL
                                    ----------   ----------   --------------   ------------      --------
Net Sales.........................   $    --      $405,039       $210,462        $(95,061)(a)    $520,440
Operating Expenses:
  Cost of goods sold..............        --       246,794        167,430         (94,104)(a)     320,120
  Selling, general and
     administrative expenses......        --        76,676         34,020              --         110,696
  Amortization of goodwill........        --            86          1,505              --           1,591
  Amortization of other
     intangibles..................        --         6,137            639              --           6,776
  Net periodic postretirement
     benefits.....................        --         2,750             --              --           2,750
                                     -------      --------       --------        --------        --------
Operating income (loss)...........        --        72,596          6,868            (957)         78,507
Other income (expense):
  Interest expense................        --       (39,641)       (10,823)          5,139         (45,325)
  Amortization of deferred
     financing costs..............        --        (1,346)          (241)             --          (1,587)
  Equity in net loss of
     subsidiaries.................    15,069            --             --         (15,069)             --
  Other...........................        --         1,889          1,882          (6,822)         (3,051)
                                     -------      --------       --------        --------        --------
Income (loss) from continuing
  operations before income tax
  provision.......................    15,069        33,498         (2,314)        (17,709)         28,544
Income tax provision..............        --        13,012            463              --          13,475
                                     -------      --------       --------        --------        --------
Income (loss) from continuing
  operations......................    15,069        20,486         (2,777)        (17,709)         15,069
Discontinued operations:
  Gain on sale of discontinued
     operations, net of income
     taxes of $12,623.............    16,015            --             --              --          16,015
  Income from discontinued
     operations, net of income
     taxes........................     3,173            --             --              --           3,173
                                     -------      --------       --------        --------        --------
Net income (loss).................   $34,257      $ 20,486       $ (2,777)       $(17,709)       $ 34,257
                                     =======      ========       ========        ========        ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                     THERMADYNE     TOTAL          TOTAL
                                        LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                     ----------   ----------   --------------   ------------     --------
Net Sales..........................   $     --     $352,244       $152,322        $(64,822)(a)   $439,744
Operating Expenses:
  Cost of goods sold...............         --      210,585        114,066         (64,816)(a)    259,835
  Selling, general and
     administrative expenses.......         --       69,989         25,918              --         95,907
  Amortization of goodwill.........         --       82,276            757              --         83,033
  Amortization of other
     intangibles...................         --        9,562          2,815              --         12,377
  Net periodic postretirement
     benefits......................         --        2,731             --              --          2,731
                                      --------     --------       --------        --------       --------
Operating income (loss)............         --      (22,899)         8,766              (6)       (14,139)
Other income (expense):
  Interest expense.................         --      (40,215)        (9,579)          4,139        (45,655)
  Amortization of deferred
     financing costs...............         --       (2,540)          (171)             --         (2,711)
  Equity in net loss of
     subsidiaries..................    (62,939)          --             --          62,939             --
  Other............................         --       (1,872)         7,267          (6,363)          (968)
                                      --------     --------       --------        --------       --------
Income (loss) from continuing
  operations before income tax
  provision and extraordinary
  item.............................    (62,939)     (67,526)         6,283          60,709        (63,473)
Income tax provision (benefit).....         --       (1,751)         1,217              --           (534)
                                      --------     --------       --------        --------       --------
Income (loss) from continuing
  operations before extraordinary
  item.............................    (62,939)     (65,775)         5,066          60,709        (62,939)
Discontinued operations:
  Gain on sale of discontinued
     operations, net of income
     taxes of $14,732..............      8,480           --             --              --          8,480
  Loss from discontinued
     operations, net of income
     taxes.........................     (5,463)          --             --              --         (5,463)
                                      --------     --------       --------        --------       --------
Income (loss) before extraordinary
  item.............................    (59,922)     (65,775)         5,066          60,709        (59,922)
Extraordinary item -- loss on early
  extinguishment of long-term debt,
  net of tax benefit of $2,001.....     (3,715)          --             --              --         (3,715)
                                      --------     --------       --------        --------       --------
Net income (loss)..................   $(63,637)    $(65,775)      $  5,066        $ 60,709       $(63,637)
                                      ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                 THERMADYNE     TOTAL          TOTAL
                                                    LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                 ----------   ----------   --------------   ------------   ---------
Net cash provided by (used in) operating
  activities...................................  $ (60,028)    $(36,628)      $(19,955)       $53,673      $ (62,938)
Cash flows provided by (used in) investing
  activities:
  Capital expenditures, net....................         --       (8,227)        (9,279)            --        (17,506)
  Change in other assets.......................         --       (2,592)          (454)            --         (3,046)
  Acquisitions, net of cash....................         --       (1,125)       (17,828)            --        (18,953)
                                                 ---------     --------       --------        -------      ---------
Net cash provided by (used in) investing
  activities...................................         --      (11,944)       (27,561)            --        (39,505)
Cash flows provided by (used in) financing
  activities:
  Change in long-term receivables..............         --           --            638             --            638
  Repayment of long-term obligations...........   (408,810)        (160)            --             --       (408,970)
  Borrowing of long-term obligations...........    608,751           --         13,443             --        622,194
  Change in accounts receivable
    securitization.............................         --       (4,462)            --             --         (4,462)
  Financing fees...............................    (20,058)          --             --             --        (20,058)
  Changes in net equity and advances to/from
    subsidiaries...............................   (119,855)      51,835         34,683        (53,673)       (87,010)
  Other........................................         --           --            (51)            --            (51)
                                                 ---------     --------       --------        -------      ---------
Net cash provided by (used in) financing
  activities...................................     60,028       47,213         48,713        (53,673)       102,281
Net increase (decrease) in cash and cash
  equivalents..................................         --       (1,359)         1,197             --           (162)
Cash and cash equivalents at beginning of
  period.......................................         --          308          1,173             --          1,481
                                                 ---------     --------       --------        -------      ---------
Cash and cash equivalents at end of period.....  $      --     $ (1,051)      $  2,370        $    --      $   1,319
                                                 =========     ========       ========        =======      =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                 THERMADYNE     TOTAL          TOTAL
                                                    LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                 ----------   ----------   --------------   ------------   ---------
Net cash provided by (used in) operating
  activities...................................  $  17,369     $ 15,561       $   (235)       $(17,709)    $  14,986
Cash flows provided by (used in) investing
  activities:
  Capital expenditures, net....................         --       (9,084)        (7,255)             --       (16,339)
  Change in other assets.......................         --        2,722          1,440              --         4,162
  Investing activities of discontinued
    operations.................................         --           --         (1,680)             --        (1,680)
  Acquisitions, net of cash....................         --      (10,140)       (27,755)             --       (37,895)
  Proceeds from sale of discontinued
    operations.................................     88,543           --             --              --        88,543
                                                 ---------     --------       --------        --------     ---------
Net cash provided by (used in) investing
  activities...................................     88,543      (16,502)       (35,250)             --        36,791
Cash flows provided by (used in) financing
  activities:
  Change in long-term receivables..............         --          170             --              --           170
  Repayment of long-term obligations...........   (123,450)          --         (8,036)             --      (131,486)
  Borrowing of long-term obligations...........     63,950          301          8,604              --        72,855
  Change in accounts receivable
    securitization.............................         --        5,676             --              --         5,676
  Issuance of common stock.....................      3,069           --             --              --         3,069
  Changes in net equity and advances to/from
    subsidiaries...............................    (49,821)      (7,346)        39,458          17,709            --
  Financing activities of discontinued
    operations.................................         --           --         (2,808)             --        (2,808)
  Other........................................        340        1,758         (1,290)             --           808
                                                 ---------     --------       --------        --------     ---------
Net cash provided by (used in) financing
  activities...................................   (105,912)         559         35,928          17,709       (51,716)
Net increase (decrease) in cash and cash
  equivalents..................................         --         (382)           443              --            61
Cash and cash equivalents at beginning of
  period.......................................         --          690            730              --         1,420
                                                 ---------     --------       --------        --------     ---------
Cash and cash equivalents at end of period.....  $      --     $    308       $  1,173        $     --     $   1,481
                                                 =========     ========       ========        ========     =========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                 THERMADYNE     TOTAL          TOTAL
                                                    LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                 ----------   ----------   --------------   ------------   ---------
Net cash provided by (used in) operating
  activities...................................  $ (65,804)    $ 16,238       $ 10,312        $60,709      $  21,455
Cash flows provided by (used in) investing
  activities:
  Capital expenditures, net....................         --       (6,554)        (4,893)            --        (11,447)
  Change in other assets.......................         --       (2,581)        (1,818)            --         (4,399)
  Investing activities of discontinued
    operations.................................         --           --         (3,766)            --         (3,766)
  Acquisitions, net of cash....................         --           --        (74,011)            --        (74,011)
  Proceeds from sale of discontinued
    operations.................................    112,359           --             --             --        112,359
                                                 ---------     --------       --------        -------      ---------
Net cash provided by (used in) investing
  activities...................................    112,359       (9,135)       (84,488)            --         18,736
Cash flows provided by (used in) financing
  activities:
  Change in long-term receivables..............         --         (283)            --             --           (283)
  Repayment of long-term obligations...........   (150,384)          --             --             --       (150,384)
  Borrowing of long-term obligations...........    100,000         (188)        20,042             --        119,854
  Change in accounts receivable
    securitization.............................         --       (9,994)            --             --         (9,994)
  Issuance of common stock.....................      4,146           --             --             --          4,146
  Financing fees...............................         --       (3,855)            --             --         (3,855)
  Changes in net equity and advances to/from
    subsidiaries...............................       (828)       8,331         53,206        (60,709)            --
  Financing activities of discontinued
    operations.................................         --           --         (1,732)            --         (1,732)
  Other........................................        511       (1,291)         2,419             --          1,639
                                                 ---------     --------       --------        -------      ---------
Net cash provided by (used in) financing
  activities...................................    (46,555)      (7,280)        73,935        (60,709)       (40,609)
Net increase (decrease) in cash and cash
  equivalents..................................         --         (177)          (241)            --           (418)
Cash and cash equivalents at beginning of
  period.......................................         --          867            971             --          1,838
                                                 ---------     --------       --------        -------      ---------
Cash and cash equivalents at end of period.....  $      --     $    690       $    730        $    --      $   1,420
                                                 =========     ========       ========        =======      =========

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1999
                                          THERMADYNE HOLDINGS CORPORATION

                                          By:       /s/ JAMES H. TATE
                                            ------------------------------------
                                                       James H. Tate
                                              Senior Vice President and Chief
                                                     Financial Officer

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

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                /s/ RANDALL E. CURRAN                  Chairman of the Board,           March 30, 1999
-----------------------------------------------------    President, and Chief
                  Randall E. Curran                      Executive Officer (principal
                                                         executive officer)

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 30, 1999
-----------------------------------------------------    President and Chief
                    James H. Tate                        Financial Officer (principal
                                                         financial and accounting
                                                         officer)

                 /s/ PETER T. GRAUER                   Director                         March 30, 1999
-----------------------------------------------------
                   Peter T. Grauer

                /s/ WILLIAM F. DAWSON                  Director                         March 30, 1999
-----------------------------------------------------
                  William F. Dawson

                /s/ JOHN F. FORT III                   Director                         March 30, 1999
-----------------------------------------------------
                  John F. Fort III

                /s/ HAROLD A. POLING                   Director                         March 30, 1999
-----------------------------------------------------
                  Harold A. Poling

             /s/ LAWRENCE M.V.D. SCHLOSS               Director                         March 30, 1999
-----------------------------------------------------
               Lawrence M.V.D. Schloss

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1999
                                          THERMADYNE MFG. LLC

                                          By:       /s/ JAMES H. TATE
                                            ------------------------------------
                                                       James H. Tate
                                              Senior Vice President and Chief
                                                     Financial Officer

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

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                /s/ RANDALL E. CURRAN                  Chairman of the Board,           March 30, 1999
-----------------------------------------------------    President, and Chief
                  Randall E. Curran                      Executive Officer (principal
                                                         executive officer)

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 30, 1999
-----------------------------------------------------    President and Chief
                    James H. Tate                        Financial Officer (principal
                                                         financial and accounting
                                                         officer)

                 /s/ PETER T. GRAUER                   Director                         March 30, 1999
-----------------------------------------------------
                   Peter T. Grauer

                /s/ WILLIAM F. DAWSON                  Director                         March 30, 1999
-----------------------------------------------------
                  William F. Dawson

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1999
                                          THERMADYNE CAPITAL CORP.

                                          By:       /s/ JAMES H. TATE
                                            ------------------------------------
                                                       James H. Tate
                                              Senior Vice President and Chief
                                                     Financial Officer

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

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                /s/ RANDALL E. CURRAN                  Chairman of the Board,           March 30, 1999
-----------------------------------------------------    President, and Chief
                  Randall E. Curran                      Executive Officer (principal
                                                         executive officer)

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 30, 1999
-----------------------------------------------------    President and Chief
                    James H. Tate                        Financial Officer (principal
                                                         financial and accounting
                                                         officer)

                 /s/ PETER T. GRAUER                   Director                         March 30, 1999
-----------------------------------------------------
                   Peter T. Grauer

                /s/ WILLIAM F. DAWSON                  Director                         March 30, 1999
-----------------------------------------------------
                  William F. Dawson

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the consolidated financial statements of Thermadyne Holdings Corporation and Thermadyne Mfg. LLC as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 22, 1999. Our audits also included the accompanying financial statement schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Orange County, California
February 22, 1999

                                                                     SCHEDULE II

                        THERMADYNE HOLDINGS CORPORATION
                              THERMADYNE MFG. LLC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                COLLECTION
                                         BALANCE AT                            OF PREVIOUSLY    EFFECT OF     BALANCE AT
                                        BEGINNING OF                            WRITTEN OFF    DISCONTINUED     END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS            PERIOD      PROVISION   WRITEOFFS     ACCOUNTS       OPERATIONS      PERIOD
-------------------------------         ------------   ---------   ---------   -------------   ------------   ----------

Year ended December 31, 1998..........     $2,217       $1,267       $632           $ 0            $  0         $2,852
Year ended December 31, 1997..........      1,649          875        315             8               0          2,217
Year ended December 31, 1996..........      1,888          975        785            57             486          1,649

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          2.1            -- First Amended and Restated Plan of Reorganization of TDII
                            Company under Chapter 11 of the Bankruptcy Code,
                            confirmed by the United States Bankruptcy Court, District
                            of Delaware, on January 18, 1994.(1)
          2.2            -- Agreement and Plan of Merger, dated as of January 20,
                            1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
          2.3            -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
          2.4            -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
          3.1            -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation.(included in Exhibit 2.4)
          3.2            -- Bylaws of Thermadyne Holdings Corporation.(3)
          3.3            -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
          3.4            -- Bylaws of Thermadyne Capital Corp.(4)
          3.5            -- Limited Liability Company Agreement of Thermadyne Mfg.
                            LLC.(4)
          4.1            -- Indenture, dated as of May 22 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
          4.2            -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holdings Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)
          4.3            -- Form of 12 1/2% Senior Discount Debenture.(3)
          4.4            -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.5            -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.6            -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes Due November 1, 2003.(1)
          4.7            -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
          4.8            -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
          4.9            -- Form of 9 7/8% Senior Subordinated Notes.(3)
          4.10           -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
         10.1            -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)
         10.2            -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.3            -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)
         10.4            -- Schedule of substantially identical lease agreements.(5)
         10.5            -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
         10.6            -- Schedule of substantially identical lease guaranties.(5)
         10.7            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
         10.8            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)
         10.9            -- Receivables Purchase Agreement, dated as of December 28,
                            1994, among Thermadyne Receivables, Inc., as Transferor,
                            and NationsBank of Virginia, N.A., as Trustee.(6)
         10.10           -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
         10.11           -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
         10.12           -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
         10.13           -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)
         10.14           -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
         10.15+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
         10.16+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
         10.17+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
         10.18+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
         10.19+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
         10.20+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
         10.21+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)
         10.22+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.23+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)
         10.24+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
         10.25+          -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
         10.26+          -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)
         10.27           -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
         10.28           -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)
         10.29           -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
         10.30           -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
         21.1            -- Subsidiaries of Thermadyne Holdings Corporation.*
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors.*
         27.1            -- Financial Data Schedule.*

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

 (3) Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

 (4) Incorporated by reference to Thermadyne LLC and Thermadyne Capital's Registration Statement on Form S-1 (File No. 333-57457) filed on June 23, 1998.

 (5) Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 18, 1996.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on May 12, 1997.