Form 10-Q
period 1999-03-31
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 1999-05-13
CIK 850660, 1063381, 1063382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999
                               -------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-23378
                                                -------

                        Thermadyne Holdings Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                    74-2482571
---------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer Identification No.)

                        Commission file number 333-57457
                                               ---------

                              Thermadyne Mfg. LLC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                    74-2878452
---------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer Identification No.)

                        Commission file number 333-57457
                                               ---------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                    74-2878453
---------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer Identification No.)

101 S. Hanley, St. Louis, MO                                            63105
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
                                                               Yes  X  No
                                                                   ---    ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                               Yes  X  No
                                                                   ---    ---

     The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of May 10, 1999 was 3,590,326.

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

                        THERMADYNE HOLDINGS CORPORATION

                                     INDEX



         PART I - FINANCIAL INFORMATION

              Item 1.    Condensed Consolidated Financial Statements of
                         Thermadyne Holdings Corporation

                         Condensed Consolidated Balance Sheets....................................................3
                         Condensed Consolidated Statements of Operations..........................................4
                         Condensed Consolidated Statements of Cash Flows..........................................5
                         Notes to Condensed Consolidated Financial Statements...................................6-9

                         Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                         Condensed Consolidated Balance Sheets...................................................10
                         Condensed Consolidated Statements of Operations.........................................11
                         Condensed Consolidated Statements of Cash Flows.........................................12
                         Notes to Condensed Consolidated Financial Statements.................................13-20

              Item 2.    Management's Discussion and Analysis
                         of Financial Condition and Results of Operations.................................... 21-24


              Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................24

         PART II - OTHER INFORMATION

              Item 6.    Exhibits and Reports on Form 8-K .......................................................25


         SIGNATURES ..........................................................................................26-28

                        THERMADYNE HOLDINGS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           March 31,         December 31,
                                                                              1999              1998
                                                                           ----------         ----------
                                                                           (Unaudited)

ASSETS

 Current Assets:
   Cash and cash equivalents                                               $    5,672         $    1,319
   Accounts receivable, less allowance for doubtful
     accounts of $2,901 and $2,852, respectively                               81,391             87,905
   Inventories                                                                121,159            122,733
   Prepaid expenses and other                                                   5,980              7,365
                                                                           ----------         ----------
        Total current assets                                                  214,202            219,322
 Property, plant and equipment, at cost, net                                   99,118            104,997
 Deferred financing costs, net                                                 22,529             23,118
 Intangibles, at cost, net                                                     38,954             39,159
 Deferred income taxes                                                         32,811             32,402
 Other assets                                                                   3,648              1,251
                                                                           ----------         ----------
        Total assets                                                       $  411,262         $  420,249
                                                                           ==========         ==========

 LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current Liabilities:
   Accounts payable                                                        $   42,093         $   44,170
   Accrued and other liabilities                                               25,242             36,444
   Accrued interest                                                             9,236              3,154
   Income taxes payable                                                         4,409              5,211
   Current maturities of long-term obligations                                 10,303              9,180
                                                                           ----------         ----------
      Total current liabilities                                                91,283             98,159
 Long-term obligations, less current maturities                               707,664            701,529
 Other long-term liabilities                                                   61,673             62,834
 Redeemable preferred stock (paid in kind), $0.01 par value,
   15,000,000 shares authorized and 2,000,000 shares outstanding               55,810             54,053
 Shareholders' deficit:
   Common stock, $0.01 par value, 30,000,000 shares authorized, and
     3,590,326 and 3,236,898 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                            36                 32
   Additional paid-in capital                                                (118,312)          (116,551)
   Accumulated deficit                                                       (360,856)          (360,520)
   Management loans                                                            (3,805)            (3,753)
   Accumulated other comprehensive loss                                       (22,231)           (15,534)
                                                                           ----------         ----------
       Total shareholders' deficit                                           (505,168)          (496,326)
                                                                           ----------         ----------
       Total liabilities and shareholders' deficit                         $  411,262         $  420,249
                                                                           ==========         ==========




     See accompanying notes to condensed consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                        Three Months       Three Months
                                                                           Ended              Ended
                                                                       March 31, 1999     March 31, 1998
                                                                       --------------     --------------

 Net sales                                                               $  130,234         $  131,829
 Operating expenses:
 Cost of goods sold                                                          83,635             81,784
   Selling, general and administrative expenses                              24,546             27,064
   Amortization of intangibles                                                1,037                900
   Net periodic postretirement benefits                                       1,050                650
   Special charges                                                            2,874                 --
                                                                         ----------         ----------
   Operating income                                                          17,092             21,431
 Other expense:
   Interest expense                                                         (17,742)           (10,834)
   Amortization of deferred financing costs                                    (888)              (370)
   Other, net                                                                   844                166
                                                                         ----------         ----------
 Income (loss) before income taxes                                             (694)            10,393
   Income tax provision (benefit)                                              (358)             4,584
                                                                         ----------         ----------
 Net income (loss)                                                             (336)             5,809
 Preferred stock dividends (paid in kind)                                     1,757                 --
                                                                         ----------         ----------
 Net income (loss) applicable to common shares                           $   (2,093)        $    5,809
                                                                         ==========         ==========

 Net income (loss) per share amounts applicable to common shares:
   Basic                                                                 $    (0.60)        $     0.52
   Diluted                                                               $    (0.60)        $     0.50





     See accompanying notes to condensed consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Three Months       Three Months
                                                                       Ended              Ended
                                                                   March 31, 1999     March 31, 1998
                                                                   --------------     --------------

 Cash flows provided by (used in) operating activities:
   Net income (loss)                                                 $     (336)        $    5,809
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Net periodic postretirement benefits                              1,050                650
        Depreciation                                                      4,109              3,556
        Amortization of intangibles                                       1,037                900
        Amortization of deferred financing costs                            888                370
        Deferred income taxes                                              (333)                --
        Non-cash interest expense                                         3,153                 --
 Changes in operating assets and liabilities:
        Accounts receivable                                               3,589             (6,179)
        Inventories                                                         422            (13,502)
        Prepaid expenses and other                                          952                (52)
        Accounts payable                                                 (1,179)            (5,347)
        Accrued and other liabilities                                   (11,060)            (6,246)
        Accrued interest                                                  6,095              7,370
        Income taxes payable                                               (764)             5,098
        Other long-term liabilities                                      (1,164)            (1,562)
                                                                     ----------         ----------
        Total adjustments                                                 6,795            (14,944)
                                                                     ----------         ----------
          Net cash provided by (used in) operating activities             6,459             (9,135)
                                                                     ----------         ----------
 Cash flows used in investing activities:
        Capital expenditures, net                                        (2,183)            (3,756)
        Change in other assets                                             (478)              (349)
        Acquisitions, net of cash                                        (2,250)              (640)
                                                                     ----------         ----------
          Net cash used in investing activities                          (4,911)            (4,745)
                                                                     ----------         ----------
 Cash flows provided by (used in) financing activities:
        Change in long-term receivables                                      21                263
        Repayment of long-term obligations                               (1,144)           (10,592)
        Borrowing of long-term obligations                                5,562             22,370
        Issuance of common stock                                              4                335
        Change in accounts receivable securitization                      2,288                376
        Financing fees                                                     (282)                --
        Other                                                            (3,644)              (180)
                                                                     ----------         ----------
          Net cash provided by financing activities                       2,805             12,572
                                                                     ----------         ----------
 Net increase (decrease) in cash and cash equivalents                     4,353             (1,308)
 Cash and cash equivalents at beginning of period                         1,319              1,481
                                                                     ----------         ----------
 Cash and cash equivalents at end of period                          $    5,672         $      173
                                                                     ==========         ==========





     See accompanying notes to condensed consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

         As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May of 1998 (the "Merger"), and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid (refunded) were as follows:

                Three Months     Three Months
                   Ended            Ended
               March 31, 1999   March 31, 1998
               --------------   --------------

 Interest        $  8,507        $  3,538
 Taxes                105            (624)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

EARNINGS (LOSS) PER SHARE

     The following table sets forth the information used in the computation of basic and diluted earnings per share for the periods indicated.

                                                                  Three Months          Three Months
                                                                     Ended                 Ended
                                                                 March 31, 1999        March 31, 1998
                                                                 --------------        --------------

 Net income (loss) per share applicable to common shares:
      Basic                                                      $       (0.60)        $        0.52
      Diluted                                                    $       (0.60)        $        0.50

 Weighted average shares - basic earnings per share                  3,496,079            11,208,536
 Effect of dilutive securities:
      Employee stock options                                                --               328,064
                                                                 -------------         -------------
 Weighted average shares - diluted earnings per share                3,496,079            11,536,600
                                                                 =============         =============



2.   INVENTORIES

     The composition of inventories at March 31, 1999 was as follows:

                   Raw materials                       $    27,275
                   Work-in-process                          28,011
                   Finished goods                           66,607
                   LIFO Reserve                               (734)
                                                       -----------
                   Total                               $   121,159
                                                       ===========

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

          Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                           Other
                                                    United                  Australia/   Geographic
                                                    States      Europe        Asia        Regions      Other   Consolidated
                                                    ------      ------        ----        --------     -----   ------------

         March 31, 1999
         --------------
         Revenue from external customers          $  87,776    $  13,303    $  20,233     $  8,922    $    --  $  130,234
         Intersegment revenues                        8,973        3,493        1,094           --    (13,560)         --
         Operating income (loss)                     21,527          746         (631)        (599)    (3,951)     17,092

         March 31, 1998
         --------------
         Revenue from external customers          $  90,125    $  13,246    $  21,078     $  7,380    $    --  $  131,829
         Intersegment revenues                       10,992        1,199          517           --    (12,708)         --
         Operating income (loss)                     24,086          951         (303)         119     (3,422)     21,431

                        THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

4.   REORGANIZATION AND REALIGNMENT

          In the first quarter of 1999, special charges of $2.9 million were recorded in connection with the ongoing reorganization and realignment of the Company which began in the third quarter of 1998. These first quarter charges, which were recorded in accordance with EITF issue 94-3, are primarily for headcount reductions and relate to employee severance and related benefits. Additional charges are expected as the Company continues its reorganization and realignment including the previously announced closure of one manufacturing facility and its relocation to an existing facility.

5.   COMPREHENSIVE INCOME (LOSS)

          During the first three months of 1999 and 1998, total comprehensive income (loss) amounted to $(7,033) and $5,735, respectively.

                              THERMADYNE MFG. LLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    March 31,          December 31,
                                                                       1999               1998
                                                                    ----------         ----------
                                                                    (Unaudited)

         ASSETS

          Current Assets:
            Cash and cash equivalents                               $    5,672         $    1,319
            Accounts receivable, less allowance for doubtful
              accounts of $2,901 and $2,852, respectively               81,391             87,905
            Inventories                                                121,159            122,733
            Prepaid expenses and other                                   5,980              7,365
                                                                    ----------         ----------
                 Total current assets                                  214,202            219,322
          Property, plant and equipment, at cost, net                   99,118            104,997
          Deferred financing costs, net                                 19,079             19,572
          Intangibles, at cost, net                                     38,954             39,159
          Deferred income taxes                                         29,544             29,135
          Other assets                                                   3,648              1,251
                                                                    ----------         ----------
                 Total assets                                       $  404,545         $  413,436
                                                                    ==========         ==========

          LIABILITIES AND SHAREHOLDER'S DEFICIT

          Current Liabilities:
            Accounts payable                                        $   42,093         $   44,170
            Accrued and other liabilities                               25,242             36,444
            Accrued interest                                             7,576                498
            Income taxes payable                                         4,409              5,211
            Current maturities of long-term obligations                 10,303              9,180
                                                                    ----------         ----------
               Total current liabilities                                89,623             95,503
          Long-term obligations, less current maturities               565,570            562,588
          Other long-term liabilities                                   61,673             62,834
          Shareholder's deficit:
            Accumulated deficit                                       (364,551)          (368,408)
            Accumulated other comprehensive loss                       (22,231)           (15,534)
                                                                    ----------         ----------
               Total shareholder's deficit                            (386,782)          (383,942)
          Net equity and advances to / from parent                      74,461             76,453
                                                                    ----------         ----------
          Total liabilities and shareholder's deficit               $  404,545         $  413,436
                                                                    ==========         ==========





     See accompanying notes to condensed consolidated financial statements.

                              THERMADYNE MFG. LLC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                Three Months      Three Months
                                                                  Ended              Ended
                                                               March 31, 1999    March 31, 1998
                                                               --------------    --------------

          Net sales                                             $  130,234         $  131,829
          Operating expenses:
            Cost of goods sold                                      83,635             81,784
            Selling, general and administrative expenses            24,546             27,064
            Amortization of intangibles                              1,037                900
            Net periodic postretirement benefits                     1,050                650
            Special changes                                          2,874                 --
                                                                ----------         ----------
          Operating income                                          17,092             21,431
            Other expense:
            Interest expense                                       (13,593)           (10,834)
            Amortization of deferred financing costs                  (792)              (370)
            Other, net                                                 792                166
                                                                ----------         ----------
          Net income before income taxes                             3,499             10,393
          Income tax provision (benefit)                              (358)             4,584
                                                                ----------         ----------
          Net income                                            $    3,857         $    5,809
                                                                ==========         ==========







     See accompanying notes to condensed consolidated financial statements.

                              THERMADYNE MFG. LLC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Three Months       Three Months
                                                                                Ended              Ended
                                                                            March 31, 1999     March 31, 1998
                                                                            --------------     --------------

          Cash flows provided by (used in) operating activities:
            Net income                                                        $    3,857         $    5,809
            Adjustments to reconcile net income to
              net cash provided by operating activities:
                 Net periodic postretirement benefits                              1,050                650
                 Depreciation                                                      4,109              3,556
                 Amortization of intangibles                                       1,037                900
                 Amortization of deferred financing costs                            792                370
                 Deferred income taxes                                              (333)                --
          Changes in operating assets and liabilities:
                 Accounts receivable                                               3,589             (6,179)
                 Inventories                                                         422            (13,502)
                 Prepaid expenses and other                                          952                (52)
                 Accounts payable                                                 (1,179)            (5,347)
                 Accrued and other liabilities                                   (11,060)            (6,246)
                 Accrued interest                                                  7,091              7,370
                 Income taxes payable                                               (764)             5,098
                 Other long-term liabilities                                      (1,164)            (1,562)
                                                                              ----------         ----------
                 Total adjustments                                                 4,542            (14,944)
                                                                              ----------         ----------
                   Net cash provided by (used in) operating activities             8,399             (9,135)
                                                                              ----------         ----------
          Cash flows used in investing activities:
                 Capital expenditures, net                                        (2,183)            (3,756)
                 Change in other assets                                             (478)              (349)
                 Acquisitions, net of cash                                        (2,250)              (640)
                                                                              ----------         ----------
                   Net cash used in investing activities                          (4,911)            (4,745)
                                                                              ----------         ----------
          Cash flows provided by (used in) financing activities:
                 Change in long-term receivables                                      21                263
                 Repayment of long-term obligations                               (1,144)           (10,592)
                 Borrowing of long-term obligations                                5,562             22,370
                 Issuance of common stock                                             --                335
                 Change in accounts receivable securitization                      2,288                376
                 Financing fees                                                     (282)                --
                 Other                                                            (5,580)              (180)
                                                                              ----------         ----------
                   Net cash provided by financing activities                         865             12,572
                                                                              ----------         ----------
          Net increase (decrease) in cash and cash equivalents                     4,353             (1,308)
          Cash and cash equivalents at beginning of period                         1,319              1,481
                                                                              ----------         ----------
          Cash and cash equivalents at end of period                          $    5,672         $      173
                                                                              ==========         ==========






     See accompanying notes to condensed consolidated financial statements.

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

           As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May of 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the term "Thermadyne" means Thermadyne Holdings Corporation, its predecessors and subsidiaries, the terms "Thermadyne LLC" and the "Company" mean Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC and Thermadyne Capital have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid (refunded) were as follows:

                                     Three Months                Three Months
                                        Ended                       Ended
                                    March 31, 1999              March 31, 1998
                                    --------------              --------------

         Interest                      $   8,507                  $   3,538
         Taxes                               105                       (624)

 2.  INVENTORIES

     The composition of inventories at March 31, 1999 was as follows:

              Raw materials                    $    27,275
              Work-in-process                       28,011
              Finished goods                        66,607
              LIFO Reserve                            (734)
                                                ----------
                            Total               $  121,159
                                                ==========

 3.  SEGMENT INFORMATION

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

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                    Other
                                              United                   Australia/ Geographic
                                              States      Europe          Asia      Regions     Other     Consolidated
                                              ------      ------          ----      -------     -----     ------------

March 31, 1999
--------------
Revenue from external customers             $  87,776    $  13,303     $  20,233    $  8,922  $      --    $  130,234
Intersegment revenues                           8,973        3,493         1,094          --    (13,560)           --
Operating income (loss)                        21,527          746          (631)       (599)    (3,951)       17,092

March 31, 1998
--------------
Revenue from external customers             $  90,125    $  13,246     $  21,078    $  7,380  $      --    $  131,829
Intersegment revenues                          10,992        1,199           517          --    (12,708)           --
Operating income (loss)                        24,086          951          (303)        119     (3,422)       21,431


4.   REORGANIZATION AND REALIGNMENT

         In the first quarter of 1999, special charges of $2.9 million were recorded in connection with the ongoing reorganization and realignment of the Company which began in the third quarter of 1998. These first quarter charges, which were recorded in accordance with EITF issue 94-3, are primarily for headcount reductions and relate to employee severance and related benefits. Additional charges are expected as the Company continues its reorganization and realignment including the previously announced closure of one manufacturing facility and its relocation to an existing facility.

5.   COMPREHENSIVE INCOME (LOSS)

         During the first three months of 1999 and 1998, total comprehensive income (loss) amounted to $(2,840) and $5,735, respectively.

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

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 1999

                                                          THERMADYNE      TOTAL           TOTAL
                                                              LLC       GUARANTORS    NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                          ----------    ----------    --------------   ------------   ----------

 ASSETS

 Current Assets:
    Cash and cash equivalents                             $       --    $    1,709      $    3,963      $       --    $    5,672
    Restricted cash                                               --            --          24,586         (24,586)           --
    Accounts receivable                                           --        14,209          92,994         (25,812)       81,391
    Inventories                                                   --        67,181          53,978              --       121,159
    Prepaid expenses and other                                    --         2,164           4,017            (201)        5,980
    Net assets of discontinued operations                         --            --              --              --            --
                                                          ----------    ----------      ----------      ----------    ----------
        Total current assets                                      --        85,263         179,538         (50,599)      214,202
 Property, plant and equipment, at cost, net                      --        47,027          52,091              --        99,118
 Deferred financing costs, net                                18,260            --             819              --        19,079
 Intangibles, at cost, net                                        --        11,419          27,535              --        38,954
 Deferred income taxes                                            --        26,470           3,074              --        29,544
 Investment in and advances to/from subsidiaries             223,594        10,630              --        (234,224)           --
 Other assets                                                     --           125           3,523              --         3,648
                                                          ----------    ----------      ----------      ----------    ----------
        Total assets                                      $  241,854    $  180,934      $  266,580      $ (284,823)   $  404,545
                                                          ==========    ==========      ==========      ==========    ==========

 LIABILITIES AND SHAREHOLDER'S DEFICIT

 Current Liabilities:
    Accounts payable                                      $       --    $   20,439      $   21,654      $       --    $   42,093
    Accrued and other liabilities                                 --        17,489           7,753              --        25,242
    Accrued interest                                           7,369             7             200              --         7,576
    Income taxes payable                                          --         6,942          (2,533)             --         4,409
    Deferred income taxes                                         --            --              --              --            --
    Current maturities of long-term obligations                6,250           (26)          4,079              --        10,303
                                                          ----------    ----------      ----------      ----------    ----------
        Total current liabilities                             13,619        44,851          31,153              --        89,623
 Long-term obligations, less current maturities              518,325        16,136          81,109         (50,000)      565,570
 Other long-term liabilities                                      --        50,997          10,676              --        61,673
 Shareholder's equity (deficit):
    Retained earnings (Accumulated deficit)                 (364,551)     (286,355)        (20,722)        307,077      (364,551)
    Accumulated other comprehensive income (loss)                 --        (1,636)        (20,595)             --       (22,231)
                                                          ----------    ----------      ----------      ----------    ----------
        Total shareholder's equity (deficit)                (364,551)     (287,991)        (41,317)        307,077      (386,782)
 Net equity and advances to/from subsidiaries                 74,461       356,941         184,959        (541,900)       74,461
                                                          ----------    ----------      ----------      ----------    ----------
    Total liabilities and shareholder's equity (deficit)  $  241,854    $  180,934      $  266,580      $ (284,823)   $  404,545
                                                          ==========    ==========      ==========      ==========    ==========

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998


                                                        THERMADYNE      TOTAL           TOTAL
                                                           LLC        GUARANTORS    NON-GUARANTORS     ELIMINATIONS       TOTAL
                                                        ----------    ----------    --------------     ------------     ----------

 ASSETS

 Current Assets:
    Cash and cash equivalents                           $       --    $   (1,051)     $    2,370        $       --      $    1,319
    Restricted cash                                             --            --          26,646           (26,646)             --
    Accounts receivable                                         --        13,682          96,606           (22,383)         87,905
    Inventories                                                 --        68,742          53,991                --         122,733
    Prepaid expenses and other                                  --         1,259           6,325              (219)          7,365
                                                        ----------    ----------      ----------        ----------      ----------
        Total current assets                                    --        82,632         185,938           (49,248)        219,322
 Property, plant and equipment, at cost, net                    --        48,023          56,974                --         104,997
 Deferred financing costs, net                              19,001            --             571                --          19,572
 Intangibles, at cost, net                                      --        10,561          28,598                --          39,159
 Deferred income taxes                                          --        26,470           2,665                --          29,135
 Investment in and advances to/from subsidiaries           209,369         9,969              --          (219,338)             --
 Other assets                                                   --           (55)          1,306                --           1,251
                                                        ----------    ----------      ----------        ----------      ----------
        Total assets                                    $  228,370    $  177,600      $  276,052        $ (268,586)     $  413,436
                                                        ==========    ==========      ==========        ==========      ==========


 LIABILITIES AND SHAREHOLDER'S DEFICIT

 Current Liabilities:
    Accounts payable                                    $       --    $   21,003      $   23,167        $       --      $   44,170
    Accrued and other liabilities                               --        26,060          10,384                --          36,444
    Accrued interest                                           275             6             217                --             498
    Income taxes payable                                        --         7,927          (2,716)               --           5,211
    Current maturities of long-term obligations              5,000            60           4,120                --           9,180
                                                        ----------    ----------      ----------        ----------      ----------
        Total current liabilities                            5,275        55,056          35,172                --          95,503
 Long-term obligations, less current maturities            515,050        16,101          81,437           (50,000)        562,588
 Other long-term liabilities                                    --        52,116          10,718                --          62,834
 Shareholder's equity (deficit):
    Retained earnings (accumulated deficit)               (368,408)     (295,702)        (16,201)          311,903        (368,408)
    Accumulated other comprehensive income (loss)               --           224         (15,758)               --         (15,534)
                                                        ----------    ----------      ----------        ----------      ----------
        Total shareholder's equity (deficit)              (368,408)     (295,478)        (31,959)          311,903        (383,942)
 Net equity and advances to/from subsidiaries               76,453       349,805         180,684          (530,489)         76,453
                                                        ----------    ----------      ----------        ----------      ----------
    Total liabilities and shareholders'
        equity (deficit)                                $  228,370    $  177,600      $  276,052        $ (268,586)     $  413,436
                                                        ==========    ==========      ==========        ==========      ==========


                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                     THERMADYNE        TOTAL            TOTAL
                                                         LLC         GUARANTORS     NON-GUARANTORS   ELIMINATIONS         TOTAL
                                                     ----------      ----------     --------------   ------------       ----------

 Net sales                                           $       --      $  105,183       $   47,327       $  (22,276)(a)    $  130,234
 Operating expenses:
      Cost of goods sold                                     --          66,368           39,669          (22,402)(a)        83,635
      Selling, general and administrative expenses           --          16,944            7,602               --            24,546
      Amortization of intangibles                            --             498              539               --             1,037
      Net periodic postretirement benefits                   --           1,050               --               --             1,050
      Special charges                                        --             936            1,938               --             2,874
                                                     ----------      ----------       ----------       ----------        ----------
 Operating income (loss)                                     --          19,387           (2,421)             126            17,092
 Other income (expense):
      Interest expense                                       --         (11,947)          (2,418)             772           (13,593)
      Amortization of deferred financing costs               --            (741)             (51)              --              (792)
      Equity in net loss of subsidiaries                  3,857              --               --           (3,857)               --
      Other                                                  --           2,378              281           (1,867)              792
                                                     ----------      ----------       ----------       ----------        ----------
 Income (loss) from continuing operations
   before income tax provision                            3,857           9,077           (4,609)          (4,826)            3,499
 Income tax provision (benefit)                              --            (270)             (88)              --              (358)
                                                     ----------      ----------       ----------       ----------        ----------
 Net income (loss)                                   $    3,857      $    9,347       $   (4,521)      $   (4,826)       $    3,857
                                                     ==========      ==========       ==========       ==========        ==========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998



                                                      THERMADYNE        TOTAL           TOTAL
                                                         LLC          GUARANTORS     NON-GUARANTORS   ELIMINATIONS        TOTAL
                                                      ----------      ----------     --------------   ------------      ----------

 Net sales                                            $       --      $  111,511       $   47,825      $  (27,507)(a)    $  131,829
 Operating expenses:
    Cost of goods sold                                        --          69,710           39,170         (27,096)(a)        81,784
    Selling, general and administrative expenses              --          19,720            7,344              --            27,064
    Amortization of intangibles                               --             360              540              --               900
    Net periodic postretirement benefits                      --             650               --              --               650
                                                      ----------      ----------       ----------      ----------        ----------
 Operating income (loss)                                      --          21,071              771            (411)           21,431
 Other income (expense):
    Interest expense                                          --          (9,534)          (2,376)          1,076           (10,834)
    Amortization of deferred financing costs                  --            (316)             (54)             --              (370)
    Equity in net loss of subsidiaries                     5,809              --               --          (5,809)               --
    Other                                                     --             349            1,306          (1,489)              166
                                                      ----------      ----------       ----------      ----------        ----------
 Income (loss) from continuing operations
    before income tax provision                            5,809          11,570             (353)         (6,633)           10,393
 Income tax provision                                         --           3,969              615              --             4,584
                                                      ----------      ----------       ----------      ----------        ----------
 Net income (loss)                                    $    5,809      $    7,601       $     (968)     $   (6,633)       $    5,809
                                                      ==========      ==========       ==========      ==========        ==========


(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                          THERMADYNE      TOTAL          TOTAL
                                                             LLC        GUARANTORS   NON-GUARANTORS    ELIMINATIONS     TOTAL
                                                           --------     ----------   --------------    ------------    --------

 Net cash provided by (used in) operating activities       $ 10,951      $  5,486       $ (3,212)        $ (4,826)     $  8,399
 Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                   --        (1,401)          (782)              --        (2,183)
     Change in other assets                                      --        (1,271)           793               --          (478)
     Acquisitions, net of cash                                   --            --         (2,250)              --        (2,250)
                                                           --------      --------       --------         --------      --------
 Net cash used in investing activities                           --        (2,672)        (2,239)              --        (4,911)
 Cash flows provided by (used in) financing activities:
     Change in long-term receivables                             --            21             --               --            21
     Repayment of long-term obligations                        (575)          (51)          (518)              --        (1,144)
     Borrowing of long-term obligations                       5,100            --            462               --         5,562
     Change in accounts receivable securitization                --         2,288             --               --         2,288
     Financing fees                                              --            --           (282)              --          (282)
     Change in net equity and advances to / from
       subsidiaries                                         (15,476)           (2)         8,660            4,826        (1,992)
     Other                                                       --        (2,310)        (1,278)              --        (3,588)
                                                           --------      --------       --------         --------      --------
 Net cash provided by (used in) financing activities        (10,951)          (54)         7,044            4,826           865
                                                           --------      --------       --------         --------      --------
 Net increase (decrease) in cash and cash equivalents            --         2,760          1,593               --         4,353
 Cash and cash equivalents at beginning of period                --        (1,051)         2,370               --         1,319
                                                           --------      --------       --------         --------      --------
 Cash and cash equivalents at end of period                $     --      $  1,709       $  3,963         $     --      $  5,672
                                                           ========      ========       ========         ========      ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                          THERMADYNE       TOTAL          TOTAL
                                                             LLC         GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                          ----------     ----------   --------------   ------------    ----------

 Net cash provided by (used in) operating activities      $   13,049     $   (6,217)    $   (9,334)     $   (6,633)    $   (9,135)
 Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                    --         (1,689)        (2,067)             --         (3,756)
     Change in other assets                                       --           (192)          (157)             --           (349)
     Acquisitions, net of cash                                    --           (640)            --              --           (640)
                                                          ----------     ----------     ----------      ----------     ----------
 Net cash provided by (used in) investing activities              --         (2,521)        (2,224)             --         (4,745)
 Cash flows provided by (used in) financing activities:
     Change in long-term receivables                              --             --            263              --            263
     Repayment of long-term obligations                      (26,000)            --         15,408              --        (10,592)
     Borrowing of long-term obligations                       34,000             63        (11,693)             --         22,370
     Change in accounts receivable securitization                 --            376             --              --            376
     Issuance of common stock                                    335             --             --              --            335
     Change in net equity and advances to /from
       subsidiaries                                          (21,384)         6,436          8,315           6,633             --
     Other                                                        --             --           (180)             --           (180)
                                                          ----------     ----------     ----------      ----------     ----------
 Net cash provided by (used in) financing activities         (13,049)         6,875         12,113           6,633         12,572
                                                          ----------     ----------     ----------      ----------     ----------
 Net increase (decrease) in cash and cash equivalents             --         (1,863)           555              --         (1,308)
 Cash and cash equivalents at beginning of period                 --            308          1,173              --          1,481
                                                          ----------     ----------     ----------      ----------     ----------
 Cash and cash equivalents at end of period               $       --     $   (1,555)    $    1,728      $       --     $      173
                                                          ==========     ==========     ==========      ==========     ==========

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

     The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months ended March 31, 1999 compared to Three Months ended March 31, 1998

     Net sales were $130.2 million for the three months ended March 31, 1999 and $131.8 million for the three months ended March 31, 1998. In a comparison of 1999 and 1998 first quarters, domestic sales increased 0.4% and international sales decreased 3.8% (9.8% excluding acquisitions). Excluding acquisitions, Latin America is down 13.1% which is due in part to weakening economics together with the devaluation of the Brazil real and Europe is down 6.4% as the economics in that region slowed sharply in the first quarter of 1999. Australia/Asia sales are down 2.6%, a region we believe is beginning to show some signs of improvement.

     Cost of goods sold as a percentage of sales for the three months ended March 31, 1999 and March 31, 1998 was 64.2% and 62.0%, respectively. In an effort to reduce inventory, factories are being run at less than optimal levels. This results in a higher cost of goods sold percentage from the lower unit volume available to absorb fixed overhead costs. In addition, sales of higher margin components and accessories are lower thus far in 1999 compared to the first three months of 1998.

     Selling, general and administrative expenses were $24.5 million and $27.1 million for the three months ended March 31, 1999 and 1998, respectively. As a percentage of sales, selling, general and administrative expenses were 18.8% for the three months ended March 31, 1999 and 20.5% for the three months ended March 31, 1998. Thermadyne is focused on reducing its cost of doing business, and the decrease in selling, general and administrative expenses is the result of those efforts.

     Special charges of $2.9 million, related primarily to headcount reductions, were recorded in the first quarter of 1999.

     Higher debt levels, as a result of the recapitalization of the Company in conjunction with the Merger in May 1998, have resulted in a significant increase in interest expense. Interest expense increased $6.9 million, or 63.8%, to $17.7 million for the quarter ended March 31, 1999 from $10.8 million for the quarter ended March 31, 1998

     An income tax benefit of $0.4 million was reported for the first quarter of 1999 on a pre-tax loss of $0.7 million. This compares to an income tax provision of $4.6 million in the first quarter of 1998 on pre-tax income of $10.4 million. The recapitalization of the Company in conjunction with the Merger in May 1998 has significantly changed the Company's tax profile.

     Adjusted EBITDA was $26.2 million for the three months ended March 31, 1999, or 20.1% of sales. This compares to Adjusted EBITDA of $26.5 million, or 20.1% of sales, for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

     Operating activities provided cash of $6.5 million in the first three months of 1999, compared to using cash of $9.1 million in the first three months of 1998. This positive change is largely the result of the Company's focus on reducing its working capital. The use of cash by operating assets and liabilities decreased from $20.4 million in the first quarter of 1998 to $3.1 million in the first quarter of 1999. Inventory and accounts receivable provided much of this cash and were partially offset by a use of cash for the payment of accrued bonuses and customer rebates. The decrease in cash used by operating assets and liabilities is partially offset by a decrease in earnings, adjusted for non-cash expenses, of $1.7 million in the first three months of 1999 compared to the same period of 1998. Cash used in investing activities was $4.9 million and $4.7 million for the three months ended March 31, 1999 and 1998, respectively. The Company spent $1.6 million less on capital expenditures and $1.6 million more on acquisitions in a comparison of the two periods. Financing activities provided $2.8 million in cash in the first quarter of 1999, compared to providing $12.6 million in cash in the first quarter of 1998. Net borrowings under long-term obligations were $7.4 million less in the 1999 period compared to the 1998 period.

Liquidity

     The Company's principal sources of liquidity are cash flow from operations and borrowings under the Company's existing bank facility. The Company's principal uses of cash will be debt service requirements, capital expenditures, acquisitions and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under its existing bank facility. In connection with future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. There can be no assurance that any such additional financing will be available to the Company on acceptable terms.

     The Company anticipates that its operating cash flow, together with borrowings under its existing bank facility, will be sufficient to meet its anticipated future operating expenses, capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

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

     The total cost to standardize and upgrade all business computer systems is currently estimated to be $6.5 million. Through March 31, 1999, the Company has spent approximately $5.5 million of this total. Given the nature of this project and the fact that it addresses many issues in addition to preparing the Company for the Year 2000, it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. In compliance with generally accepted accounting principles, costs incurred by the Company for hardware, software and consultants are capitalized, while costs incurred in training employees are expensed as incurred. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the first quarter of 1999. Refer to the Company's discussion in its Annual Report on Form 10-K for the year ended December 31, 1998.

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


                                    THERMADYNE HOLDINGS CORPORATION




                                    By:        /s/ Randall E. Curran
                                        ----------------------------------------
                                                   Randall E. Curran
                                          Chairman of the Board, President and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)





                                    By:           /s/ James H. Tate
                                        ----------------------------------------
                                                      James H. Tate
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)





Date:  May 12, 1999
      ------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMADYNE MFG. LLC



                                    By:        /s/ Randall E. Curran
                                        ----------------------------------------
                                                   Randall E. Curran
                                          Chairman of the Board, President and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)





                                    By:           /s/ James H. Tate
                                        ----------------------------------------
                                                      James H. Tate
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)





Date:  May 12, 1999
      ------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMADYNE CAPITAL CORP.




                                    By:        /s/ Randall E. Curran
                                        ----------------------------------------
                                                   Randall E. Curran
                                          Chairman of the Board, President and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)





                                    By:           /s/ James H. Tate
                                        ----------------------------------------
                                                      James H. Tate
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)





Date:  May 12, 1999
      ------------------------