Form 10-Q
period 1999-06-30
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 1999-08-16
CIK 850660, 1063381, 1063382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                               -------------------------------------------------
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

                        Commission file number 333-57457
                                               ---------

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
                                        Yes   [X]      No
                                             -----        -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                        Yes   [X]      No
                                             -----        -----

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of August 10, 1999 was 3,590,326.

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

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements of
                Thermadyne Holdings Corporation

                Condensed Consolidated Balance Sheets....................................3
                Condensed Consolidated Statements of Operations..........................4
                Condensed Consolidated Statements of Cash Flows..........................5
                Notes to Condensed Consolidated Financial Statements...................6-9

                Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                Condensed Consolidated Balance Sheets...................................10
                Condensed Consolidated Statements of Operations.........................11
                Condensed Consolidated Statements of Cash Flows.........................12
                Notes to Condensed Consolidated Financial Statements.................13-21

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations.....................22-27

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............27

PART II - OTHER INFORMATION

     Item 4.    Submission of matters to a vote of security holders.....................28

     Item 6.    Exhibits and Reports on Form 8-K .......................................28

SIGNATURES ..........................................................................29-31

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        June 30,    December 31,
                                                                          1999          1998
                                                                      -----------   ------------
                                                                      (Unaudited)
         ASSETS
Current Assets:
  Cash and cash equivalents                                            $   7,082      $   1,319
  Accounts receivable, less allowance for doubtful
    accounts of $3,246 and $2,852, respectively                           83,850         87,905
  Inventories                                                            121,506        122,733
  Prepaid expenses and other                                               5,141          7,365
                                                                       ---------      ---------
       Total current assets                                              217,579        219,322
Property, plant and equipment, at cost, net                               99,691        104,997
Deferred financing costs, net                                             21,255         23,118
Intangibles, at cost, net                                                 43,788         39,159
Deferred income taxes                                                     33,660         32,402
Other assets                                                               2,501          1,251
                                                                       ---------      ---------
       Total assets                                                    $ 418,474      $ 420,249
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                     $  42,681      $  44,170
  Accrued and other liabilities                                           26,760         36,444
  Accrued interest                                                         7,452          3,154
  Income taxes payable                                                     4,523          5,211
  Current maturities of long-term obligations                             10,442          9,180
                                                                       ---------      ---------
     Total current liabilities                                            91,858         98,159
Long-term obligations, less current maturities                           709,336        701,529
Other long-term liabilities                                               63,084         62,834
Redeemable preferred stock (paid in kind), $0.01 par value,
  15,000,000 shares authorized and 2,000,000 shares outstanding           57,624         54,053
Shareholders' deficit:
  Common stock, $0.01 par value, 30,000,000 shares authorized, and
    3,590,326 and 3,236,898 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively                         36             32
  Additional paid-in capital                                            (116,725)      (116,551)
  Accumulated deficit                                                   (363,087)      (360,520)
  Management loans                                                        (3,857)        (3,753)
  Accumulated other comprehensive loss                                   (19,795)       (15,534)
                                                                       ---------      ---------
      Total shareholders' deficit                                       (503,428)      (496,326)
                                                                       ---------      ---------
      Total liabilities and shareholders' deficit                      $ 418,474      $ 420,249
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

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                   Three Months   Three Months    Six Months     Six Months
                                                                       Ended          Ended          Ended          Ended
                                                                   June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                                                                   -------------  -------------  -------------  -------------
 Net sales                                                           $ 133,465      $ 135,709      $ 263,699      $ 267,538
 Operating expenses:
   Cost of goods sold                                                   85,190         84,337        168,825        166,121
   Selling, general and administrative expenses                         25,344         25,310         49,890         52,374
   Amortization of intangibles                                           1,432            957          2,469          1,857
   Net periodic postretirement benefits                                  1,250            450          2,300          1,100
   Special charges                                                       1,535         44,217          4,409         44,217
                                                                     ---------      ---------      ---------      ---------
   Operating income (loss)                                              18,714        (19,562)        35,806          1,869
 Other income (expense):
   Interest expense                                                    (17,572)       (13,897)       (35,314)       (24,731)
   Amortization of deferred financing costs                               (898)          (540)        (1,786)          (910)
   Other, net                                                              938         (1,140)         1,782           (974)
                                                                     ---------      ---------      ---------      ---------
Income (loss) before income tax provision and extraordinary item         1,182        (35,139)           488        (24,746)
Income tax provision (benefit)                                           3,413         (3,049)         3,055          1,535
                                                                     ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                                 (2,231)       (32,090)        (2,567)       (26,281)
Extraordinary item-loss on early extinguishment of debt,
 net of tax benefit of $8,151                                               --        (15,137)            --        (15,137)
                                                                     ---------      ---------      ---------      ---------
Net loss                                                                (2,231)       (47,227)        (2,567)       (41,418)
Preferred stock dividends (paid in kind)                                 1,815            704          3,572            704
                                                                     ---------      ---------      ---------      ---------
Net loss applicable to common shares                                 $  (4,046)     $ (47,931)     $  (6,139)     $ (42,122)
                                                                     =========      =========      =========      =========

Basic and diluted loss per share amounts applicable to
   common shares:
     Loss before extraordinary item                                  $   (1.13)     $   (4.25)     $   (1.73)     $   (2.86)
     Net loss                                                        $   (1.13)     $   (6.22)     $   (1.73)     $   (4.46)

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Six Months      Six Months
                                                                  Ended          Ended
                                                              June 30, 1999   June 30, 1998
                                                              -------------   -------------
Cash flows provided by (used in) operating activities:
  Net loss                                                      $  (2,567)     $ (41,418)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Net periodic postretirement benefits                          2,300          1,100
      Depreciation                                                  9,455          7,112
      Amortization of intangibles                                   2,469          1,857
      Non-cash interest expense                                     6,367          1,286
      Amortization of deferred financing costs                      1,786            910
      Recognition of net operating loss carryforwards               3,401             --
      Deferred income taxes                                        (1,077)        (5,240)
      Issuance of common stock warrants                                --         12,190
      Extraordinary item                                               --         (2,272)
Changes in operating assets and liabilities:
      Accounts receivable                                           7,952         (9,989)
      Inventories                                                   4,600        (20,780)
      Prepaid expenses and other                                    2,693           (916)
      Accounts payable                                             (3,332)        (6,892)
      Accrued and other liabilities                               (10,879)        (4,124)
      Accrued interest                                              4,282         (2,198)
      Income taxes payable                                         (1,094)         6,265
      Other long-term liabilities                                  (2,495)        (2,046)
                                                                ---------      ---------
      Total adjustments                                            26,428        (23,737)
                                                                ---------      ---------
        Net cash provided by (used in) operating activities        23,861        (65,155)
                                                                ---------      ---------
Cash flows used in investing activities:
     Capital expenditures, net                                     (5,182)        (8,466)
     Change in other assets                                        (1,389)          (465)
     Acquisitions, net of cash                                     (5,884)        (3,654)
                                                                ---------      ---------
        Net cash used in investing activities                     (12,455)       (12,585)
                                                                ---------      ---------
Cash flows provided by (used in) financing activities:
     Change in long-term receivables                                 (101)           449
     Repayment of long-term obligations                            (2,544)      (390,002)
     Borrowing of long-term obligations                             3,356        727,106
     Issuance of common stock                                           4         90,335
     Issuance of preferred stock                                       --         50,000
     Repurchase of common stock                                        --       (368,815)
     Change in accounts receivable securitization                  (1,140)        (2,642)
     Financing fees                                                    --        (23,820)
     Other                                                         (5,218)         4,486
                                                                ---------      ---------
        Net cash provided by (used in)financing activities         (5,643)        87,097
                                                                ---------      ---------
Net increase in cash and cash equivalents                           5,763          9,357
Cash and cash equivalents at beginning of period                    1,319          1,481
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $   7,082      $  10,838
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

     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                                          Six Months         Six Months
                                             Ended             Ended
                                         June 30, 1999      June 30,1998
                                         -------------      ------------
         Interest                          $  16,142          $  25,778
         Taxes                                   689                703

                        THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     LOSS PER SHARE

     The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                              Three Months       Three Months        Six Months         Six Months
                                                  Ended             Ended               Ended              Ended
                                              June 30, 1999      June 30, 1998      June 30, 1999      June 30, 1998
                                              -------------      -------------      -------------      -------------
Basic and diluted loss per share
 applicable to common shares:
Loss before extraordinary item                $       (1.13)     $       (4.25)     $       (1.73)     $       (2.86)
Extraordinary item                                       --              (1.97)                --              (1.60)
                                              -------------      -------------      -------------      -------------
Net loss                                      $       (1.13)     $       (6.22)     $       (1.73)     $       (4.46)
                                              =============      =============      =============      =============

Weighted average shares-basic and diluted
  loss per share                                  3,590,326          7,709,393          3,543,463          9,449,299
                                              =============      =============      =============      =============


2.   INVENTORIES

     The composition of inventories at June 30, 1999 was as follows:

             Raw materials                        $  27,538
             Work-in-process                         27,306
             Finished goods                          68,232
             LIFO Reserve                            (1,570)
                                                  ---------
             Total                                $ 121,506
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

                                                                            Other
                                     United                  Australia/   Geographic
                                     States       Europe        Asia        Regions      Other    Consolidated
                                    --------     --------    ----------   ----------    --------  ------------
Six Months Ended June 30, 1999
Revenue from external customers     $176,364     $ 27,012     $ 39,551     $ 20,772     $     --     $263,699
Intersegment revenues                 19,306        7,023        2,136           --      (28,465)          --
Operating income (loss)               44,246        1,566       (1,088)        (734)      (8,184)      35,806

Six Months Ended June 30, 1998
Revenue from external customers     $171,352     $ 33,588     $ 47,596     $ 15,002     $     --     $267,538
Intersegment revenues                 21,709        8,733        2,570           --      (33,012)          --
Operating income (loss)               50,683        2,096         (657)         303      (50,556)       1,869

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

4.   REORGANIZATION AND REALIGNMENT

     Special charges of $1.5 million and $4.4 million were recorded in the three and six month periods ended June 30, 1999, respectively. These charges were recorded in connection with the ongoing reorganization and realignment of the Company which began in the third quarter of 1998. These charges, which were recorded in accordance with EITF issue 94-3, are primarily for headcount reductions and relate to employee severance and related benefits, and for rationalization of the Company's Australian facility.

5.   COMPREHENSIVE LOSS

     During the first six months of 1999 and 1998, total comprehensive loss amounted to $(6,828) and $(43,959), respectively.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        June 30,     December 31,
                                                          1999           1998
                                                      -----------    ------------
                                                      (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                            $   7,082      $   1,319
  Accounts receivable, less allowance for doubtful
    accounts of $3,246 and $2,852, respectively           83,850         87,905
  Inventories                                            121,506        122,733
  Prepaid expenses and other                               5,141          7,365
                                                       ---------      ---------
       Total current assets                              217,579        219,322
Property, plant and equipment, at cost, net               99,691        104,997
Deferred financing costs, net                             17,899         19,572
Intangibles, at cost, net                                 43,788         39,159
Deferred income taxes                                     30,393         29,135
Other assets                                               2,501          1,251
                                                       ---------      ---------
       Total assets                                    $ 411,851      $ 413,436
                                                       =========      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                     $  42,681      $  44,170
  Accrued and other liabilities                           26,760         36,444
  Accrued interest                                         6,788            498
  Income taxes payable                                     4,523          5,211
  Current maturities of long-term obligations             10,442          9,180
                                                       ---------      ---------
     Total current liabilities                            91,194         95,503
Long-term obligations, less current maturities           564,028        562,588
Other long-term liabilities                               63,084         62,834
Shareholder's deficit:
  Accumulated deficit                                   (362,530)      (368,408)
  Accumulated other comprehensive loss                   (19,795)       (15,534)
                                                       ---------      ---------
     Total shareholder's deficit                        (382,325)      (383,942)
Net equity and advances to / from parent                  75,870         76,453
                                                       ---------      ---------
Total liabilities and shareholder's deficit            $ 411,851      $ 413,436
                                                       =========      =========

     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Three Months      Three Months      Six Months         Six Months
                                                                   Ended            Ended             Ended              Ended
                                                               June 30, 1999     June 30, 1998    June 30, 1999      June 30, 1998
                                                               -------------     ------------     -------------      -------------
   Net sales                                                     $ 133,465         $ 135,709         $ 263,699         $ 267,538
   Operating expenses:
      Cost of goods sold                                            85,190            84,337           168,825           166,121
      Selling, general and administrative expenses                  25,344            25,310            49,890            52,374
      Amortization of intangibles                                    1,432               957             2,469             1,857
      Net periodic postretirement benefits                           1,250               450             2,300             1,100
      Special charges                                                1,535            44,217             4,409            44,217
                                                                 ---------         ---------         ---------         ---------
      Operating income (loss)                                       18,714           (19,562)           35,806             1,869
   Other income (expense):
      Interest expense                                             (13,362)          (12,294)          (26,955)          (23,128)
      Amortization of deferred financing costs                        (804)             (509)           (1,596)             (879)
      Other, net                                                       886            (1,140)            1,678              (974)
                                                                 ---------         ---------         ---------         ---------
   Income (loss) before income
     tax provision and extraordinary item                            5,434           (33,505)            8,933           (23,112)
    Income tax provision (benefit)                                   3,413            (3,049)            3,055             1,535
                                                                 ---------         ---------         ---------         ---------
 Income (loss) before extraordinary item                             2,021           (30,456)            5,878           (24,647)
 Extraordinary item-loss on early extinguishment of debt,
   net of tax benefit of $8,151                                         --           (15,137)               --           (15,137)
                                                                 ---------         ---------         ---------         ---------
 Net income (loss)                                               $   2,021         $ (45,593)        $   5,878         $ (39,784)
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

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Six Months     Six Months
                                                                 Ended         Ended
                                                             June 30, 1999  June 30, 1998
                                                             -------------  -------------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                            $   5,878      $ (39,784)
  Adjustments to reconcile net income(loss) to
    net cash provided by (used in) operating activities:
     Net periodic postretirement benefits                          2,300          1,100
     Depreciation                                                  9,455          7,112
     Amortization of intangibles                                   2,469          1,857
     Amortization of deferred financing costs                      1,596            879
     Recognition of net operating loss carryforwards               3,401             --
     Deferred income taxes                                        (1,077)        (5,240)
     Extraordinary item                                               --         (2,272)
Changes in operating assets and liabilities:
     Accounts receivable                                           7,952         (9,989)
     Inventories                                                   4,600        (20,780)
     Prepaid expenses and other                                    2,693           (916)
     Accounts payable                                             (3,332)        (6,892)
     Accrued and other liabilities                               (10,879)        (4,124)
     Accrued interest                                              6,274         (2,832)
     Income taxes payable                                         (1,094)         6,265
     Other long-term liabilities                                  (2,495)        (2,046)
                                                               ---------      ---------
     Total adjustments                                            21,863        (37,878)
                                                               ---------      ---------
       Net cash provided by (used in) operating activities        27,741        (77,662)
                                                               ---------      ---------
Cash flows used in investing activities:
     Capital expenditures, net                                    (5,182)        (8,466)
     Change in other assets                                       (1,389)          (465)
     Acquisitions, net of cash                                    (5,884)        (3,654)
                                                               ---------      ---------
       Net cash used in investing activities                     (12,455)       (12,585)
                                                               ---------      ---------
Cash flows provided by (used in) financing activities:
     Change in long-term receivables                                (101)           449
     Repayment of long-term obligations                           (2,544)      (390,002)
     Borrowing of long-term obligations                            3,356        595,432
     Change in accounts receivable securitization                 (1,140)        (2,642)
     Financing fees                                                   --        (20,054)
     Change in net equity of parent                               (3,984)       (87,303)
     Other                                                        (5,110)         3,724
                                                               ---------      ---------
       Net cash provided by (used in) financing activities        (9,523)        99,604
                                                               ---------      ---------
Net increase in cash and cash equivalents                          5,763          9,357
Cash and cash equivalents at beginning of period                   1,319          1,481
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $   7,082      $  10,838
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

     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC and Thermadyne Capital have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                   Six Months       Six Months
                                     Ended             Ended
                                 June 30, 1999     June 30, 1998
                                 -------------     -------------
         Interest                  $   14,150        $   26,095
         Taxes                            689               703

2.   INVENTORIES

     The composition of inventories at June 30, 1999 was as follows:

              Raw materials                          $  27,538
              Work-in-process                           27,306
              Finished goods                            68,232
              LIFO Reserve                              (1,570)
                                                     ---------
                            Total                    $ 121,506
                                                     =========

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

                                                                            Other
                                     United                  Australia/   Geographic
                                     States       Europe        Asia        Regions      Other    Consolidated
                                    --------     --------    ----------   ----------    --------  ------------
Six Months Ended June 30, 1999
Revenue from external customers     $176,364     $ 27,012     $ 39,551     $ 20,772     $     --     $263,699
Intersegment revenues                 19,306        7,023        2,136           --      (28,465)          --
Operating income (loss)               44,246        1,566       (1,088)        (734)      (8,184)      35,806

Six Months Ended June 30, 1998
Revenue from external customers     $171,352     $ 33,588     $ 47,596     $ 15,002     $     --     $267,538
Intersegment revenues                 21,709        8,733        2,570           --      (33,012)          --
Operating income (loss)               50,683        2,096         (657)         303      (50,556)       1,869


4.   REORGANIZATION AND REALIGNMENT

     Special charges of $1.5 million and $4.4 million were recorded in the three and six month periods ended June 30, 1999, respectively. These charges were recorded in connection with the ongoing reorganization and realignment of the Company which began in the third quarter of 1998. These charges, which were recorded in accordance with EITF issue 94-3, are primarily for headcount reductions and relate to employee severance and related benefits, and for rationalization of the Company's Australian facility.

5.   COMPREHENSIVE INCOME (LOSS)

     During the first six months of 1999 and 1998, total comprehensive income
     (loss) amounted to $10,139 and $(42,325), respectively.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 1999


                                                            THERMADYNE       TOTAL          TOTAL
                                                               LLC         GUARANTORS   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                                            ---------      ----------   --------------  ------------    ---------
ASSETS

Current Assets:
   Cash and cash equivalents                                $      --      $   1,649      $   5,433      $      --      $   7,082
   Restricted cash                                                 --             --         27,803        (27,803)            --
   Accounts receivable                                             --         13,215         92,141        (21,506)        83,850
   Inventories                                                     --         66,247         55,259             --        121,506
   Prepaid expenses and other                                      --          1,726          3,624           (209)         5,141
                                                            ---------      ---------      ---------      ---------      ---------
       Total current assets                                        --         82,837        184,260        (49,518)       217,579
   Property, plant and equipment, at cost, net                     --         45,833         53,858             --         99,691
   Deferred financing costs, net                               17,518             --            381             --         17,899
   Intangibles, at cost, net                                       --         14,012         29,776             --         43,788
   Deferred income taxes                                           --         29,352          1,041             --         30,393
   Investment in and advances to/from subsidiaries            225,662         11,368             --       (237,030)            --
   Other assets                                                    --          1,012          1,489             --          2,501
                                                            ---------      ---------      ---------      ---------      ---------
   Total assets                                             $ 243,180      $ 184,414      $ 270,805      $(286,548)     $ 411,851
                                                            =========      =========      =========      =========      =========


LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable                                         $      --      $  20,498      $  22,183      $      --      $  42,681
   Accrued and other liabilities                                   --         17,026          9,734             --         26,760
   Accrued interest                                             6,769              8             11             --          6,788
   Income taxes payable                                            --          6,562         (2,039)            --          4,523
   Current maturities of long-term obligations                  7,513            (26)         2,955             --         10,442
                                                            ---------      ---------      ---------      ---------      ---------
       Total current liabilities                               14,282         44,068         32,844             --         91,194
Long-term obligations, less current maturities                514,975         16,068         82,985        (50,000)       564,028
Other long-term liabilities                                        --         52,430         10,654             --         63,084
Shareholder's equity (deficit):
   Retained earnings (Accumulated deficit)                   (362,530)      (277,340)       (26,493)       303,833       (362,530)
   Accumulated other comprehensive loss                            --         (4,904)       (14,891)            --        (19,795)
                                                            ---------      ---------      ---------      ---------      ---------
       Total shareholder's equity (deficit)                  (362,530)      (282,244)       (41,384)       303,833       (382,325)
Net equity and advances to/from subsidiaries                   76,453        354,092        185,706       (540,381)        75,870
                                                            ---------      ---------      ---------      ---------      ---------
   Total liabilities and shareholder's equity (deficit)     $ 243,180      $ 184,414      $ 270,805      $(286,548)     $ 411,851
                                                            =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998

                                                            THERMADYNE       TOTAL          TOTAL
                                                               LLC         GUARANTORS   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                                            ---------      ----------   --------------  ------------    ---------
ASSETS

Current Assets:
   Cash and cash equivalents                                $      --      $  (1,051)     $   2,370      $      --      $   1,319
   Restricted cash                                                 --             --         26,646        (26,646)            --
   Accounts receivable                                             --         13,682         96,606        (22,383)        87,905
   Inventories                                                     --         68,742         53,991             --        122,733
   Prepaid expenses and other                                      --          1,259          6,325           (219)         7,365
                                                            ---------      ---------      ---------      ---------      ---------
       Total current assets                                        --         82,632        185,938        (49,248)       219,322
Property, plant and equipment, at cost, net                        --         48,023         56,974             --        104,997
Deferred financing costs, net                                  19,001             --            571             --         19,572
Intangibles, at cost, net                                          --         10,561         28,598             --         39,159
Deferred income taxes                                              --         26,470          2,665             --         29,135
Investment in and advances to/from subsidiaries               209,369          9,969             --       (219,338)            --
Other assets                                                       --            (55)         1,306             --          1,251
                                                            ---------      ---------      ---------      ---------      ---------
       Total assets                                         $ 228,370      $ 177,600      $ 276,052      $(268,586)     $ 413,436
                                                            =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable                                         $      --      $  21,003      $  23,167      $      --      $  44,170
   Accrued and other liabilities                                   --         26,060         10,384             --         36,444
   Accrued interest                                               275              6            217             --            498
   Income taxes payable                                            --          7,927         (2,716)            --          5,211
   Current maturities of long-term obligations                  5,000             60          4,120             --          9,180
                                                            ---------      ---------      ---------      ---------      ---------
       Total current liabilities                                5,275         55,056         35,172             --         95,503
Long-term obligations, less current maturities                515,050         16,101         81,437        (50,000)       562,588
Other long-term liabilities                                        --         52,116         10,718             --         62,834
Shareholder's equity (deficit):
   Retained earnings (accumulated deficit)                   (368,408)      (295,702)       (16,201)       311,903       (368,408)
   Accumulated other comprehensive income (loss)                   --            224        (15,758)            --        (15,534)
                                                            ---------      ---------      ---------      ---------      ---------
       Total shareholder's equity (deficit)                  (368,408)      (295,478)       (31,959)       311,903       (383,942)
Net equity and advances to/from subsidiaries                   76,453        349,805        180,684       (530,489)        76,453
                                                            ---------      ---------      ---------      ---------      ---------

   Total liabilities and shareholders' equity (deficit)     $ 228,370      $ 177,600      $ 276,052      $(268,586)     $ 413,436
                                                            =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                            THERMADYNE      TOTAL          TOTAL
                                                               LLC       GUARANTORS   NON-GUARANTORS    ELIMINATIONS     TOTAL
                                                            ---------    ----------   --------------    ------------   ---------

Net sales                                                   $      --     $ 107,524      $  53,530      $ (27,589) (a) $ 133,465
Operating expenses:
     Cost of goods sold                                            --        68,470         44,253        (27,533) (a)    85,190
     Selling, general and administrative expenses                  --        16,939          8,405             --         25,344
     Amortization of intangibles                                   --           786            646             --          1,432
     Net periodic postretirement benefits                          --         1,250             --             --          1,250
     Special charges                                               --           535          1,000             --          1,535
                                                            ---------     ---------      ---------      ---------      ---------
Operating income (loss)                                            --        19,544           (774)           (56)        18,714
Other income (expense):
     Interest expense                                              --       (12,221)        (1,849)           708        (13,362)
     Amortization of deferred financing costs                      --          (743)           (61)            --           (804)
     Equity in net loss of subsidiaries                         2,021            --             --         (2,021)            --
     Other                                                         --         3,012           (251)        (1,875)           886
                                                            ---------     ---------      ---------      ---------      ---------
Income (loss) before income tax provision                       2,021         9,592         (2,935)        (3,244)         5,434
Income tax provision                                               --           577          2,836             --          3,413
                                                            ---------     ---------      ---------      ---------      ---------
Net income (loss)                                           $   2,021     $   9,015      $  (5,771)     $  (3,244)     $   2,021
                                                            =========     =========      =========      =========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                            THERMADYNE      TOTAL          TOTAL
                                                               LLC       GUARANTORS   NON-GUARANTORS    ELIMINATIONS      TOTAL
                                                            ---------    ----------   --------------    ------------    ---------
Net sales                                                   $      --      $ 113,475      $  48,364     $  (26,130) (a) $ 135,709
Operating expenses:
     Cost of goods sold                                            --         71,204         39,315        (26,182) (a)    84,337
     Selling, general and administrative expenses                  --         17,772          7,538             --         25,310
     Amortization of intangibles                                   --            423            534             --            957
     Net periodic postretirement benefits                          --            450             --             --            450
     Special charges                                               --         44,217             --             --         44,217
                                                            ---------      ---------      ---------      ---------      ---------
Operating income (loss)                                            --        (20,591)           977             52        (19,562)
Other income (expense):
     Interest expense                                              --        (10,909)        (2,291)           906        (12,294)
     Amortization of deferred financing costs                      --           (458)           (51)            --           (509)
     Equity in net loss of subsidiaries                       (45,593)            --             --         45,593             --
     Other                                                         --          1,700         (1,537)        (1,303)        (1,140)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax benefit and
  extraordinary item                                          (45,593)       (30,258)        (2,902)        45,248        (33,505)
     Income tax benefit                                            --         (2,700)          (349)            --         (3,049)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                       (45,593)       (27,558)        (2,553)        45,248        (30,456)
Extraordinary item, net of tax                                     --        (15,137)            --             --        (15,137)
                                                            ---------      ---------      ---------      ---------      ---------
Net income (loss)                                           $ (45,593)     $ (42,695)     $  (2,553)     $  45,248      $ (45,593)
                                                            =========      =========      =========      =========      =========

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                            THERMADYNE      TOTAL          TOTAL
                                                               LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                            ---------    ----------   --------------   ------------   ---------

Net sales                                                   $      --     $ 212,707      $ 100,857      $ (49,865) (a) $ 263,699
Operating expenses:
     Cost of goods sold                                            --       134,838         83,922        (49,935) (a)   168,825
     Selling, general and administrative expenses                  --        33,883         16,007             --         49,890
     Amortization of intangibles                                   --         1,284          1,185             --          2,469
     Net periodic postretirement benefits                          --         2,300             --             --          2,300
     Special charges                                               --         1,471          2,938             --          4,409
                                                            ---------     ---------      ---------      ---------      ---------
Operating income (loss)                                            --        38,931         (3,195)            70         35,806
Other income (expense):
     Interest expense                                              --       (24,168)        (4,267)         1,480        (26,955)
     Amortization of deferred financing costs                      --        (1,484)          (112)            --         (1,596)
     Equity in net loss of subsidiaries                         5,878            --             --         (5,878)            --
     Other                                                         --         5,390             30         (3,742)         1,678
                                                            ---------     ---------      ---------      ---------      ---------
Income (loss) before income tax provision                       5,878        18,669         (7,544)        (8,070)         8,933
Income tax provision                                               --           307          2,748             --          3,055
                                                            ---------     ---------      ---------      ---------      ---------
Net income (loss)                                           $   5,878     $  18,362      $ (10,292)     $  (8,070)     $   5,878
                                                            =========     =========      =========      =========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                            THERMADYNE      TOTAL          TOTAL
                                                               LLC       GUARANTORS   NON-GUARANTORS     ELIMINATIONS     TOTAL
                                                            ---------    ----------   --------------     ------------   ---------
Net sales                                                   $      --      $ 224,986      $  96,189      $ (53,637) (a) $ 267,538
Operating expenses:
     Cost of goods sold                                            --        140,914         78,485        (53,278) (a)   166,121
     Selling, general and administrative expenses                  --         37,492         14,882             --         52,374
     Amortization of intangibles                                   --            783          1,074             --          1,857
     Net periodic postretirement benefits                          --          1,100             --             --          1,100
     Special charges                                               --         44,217             --             --         44,217
                                                            ---------      ---------      ---------      ---------      ---------
Operating income (loss)                                            --            480          1,748           (359)         1,869
Other income (expense):
     Interest expense                                              --        (20,443)        (4,667)         1,982        (23,128)
     Amortization of deferred financing costs                      --           (774)          (105)            --           (879)
     Equity in net loss of subsidiaries                       (39,784)            --             --         39,784             --
     Other                                                         --          2,049           (231)        (2,792)          (974)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax provision
  and extraordinary item                                      (39,784)       (18,688)        (3,255)        38,615        (23,112)
Income tax provision                                               --          1,269            266             --          1,535
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                       (39,784)       (19,957)        (3,521)        38,615        (24,647)
Extraordinary item, net of tax                                     --        (15,137)            --             --        (15,137)
                                                            ---------      ---------      ---------      ---------      ---------
Net income (loss)                                           $ (39,784)     $ (35,094)     $  (3,521)     $  38,615      $ (39,784)
                                                            =========      =========      =========      =========      =========

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                              THERMADYNE      TOTAL          TOTAL
                                                                 LLC       GUARANTORS   NON-GUARANTORS  ELIMINATIONS    TOTAL
                                                              ----------   ----------   --------------  ------------   --------
Net cash provided by (used in) operating activities            $ 12,372      $ 26,004      $ (2,565)     $ (8,070)     $ 27,741
Cash flows provided by (used in) investing activities:
     Capital expenditures, net                                       --        (2,720)       (2,462)           --        (5,182)
     Change in other assets                                          --        (1,831)          442            --        (1,389)
     Acquisitions, net of cash                                       --        (3,000)       (2,884)           --        (5,884)
                                                               --------      --------      --------      --------      --------
Net cash used in investing activities                                --        (7,551)       (4,904)           --       (12,455)
Cash flows provided by (used in) financing activities
     Changes in long-term receivables                                --          (276)          175            --          (101)
     Repayment of long-term obligations                            (575)         (119)       (1,850)           --        (2,544)
     Borrowing of long-term obligations                           3,013            --           343            --         3,356
     Change in accounts receivable securitization                    --        (1,140)           --            --        (1,140)
     Change in net equity and advances to/from
       subsidiaries                                             (14,810)       (7,283)       10,039         8,070        (3,984)
     Other                                                           --        (6,935)        1,825            --        (5,110)
                                                               --------      --------      --------      --------      --------
Net cash provided by (used in) financing activities             (12,372)      (15,753)       10,532         8,070        (9,523)
                                                               --------      --------      --------      --------      --------
Net increase in cash and cash equivalents                            --         2,700         3,063            --         5,763
Cash and cash equivalents at beginning of period                     --        (1,051)        2,370            --         1,319
                                                               --------      --------      --------      --------      --------
Cash and cash equivalents at end of period                     $     --      $  1,649      $  5,433      $     --      $  7,082
                                                               ========      ========      ========      ========      ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                          THERMADYNE      TOTAL          TOTAL
                                                             LLC        GUARANTORS   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                                          ----------    ----------   --------------  ------------     --------

Net cash provided by (used in) operating activities       $ (42,699)     $ (62,735)     $ (10,843)     $  38,615      $ (77,662)
Cash flows used in investing activities:
     Capital expenditures, net                                   --         (4,127)        (4,339)            --         (8,466)
     Change in other assets                                      --           (369)           (96)            --           (465)
     Acquisitions, net of cash                                   --           (640)        (3,014)            --         (3,654)
                                                          ---------      ---------      ---------      ---------      ---------
Net cash used in investing activities                            --         (5,136)        (7,449)            --        (12,585)
Cash flows provided by (used in) financing activities
     Changes in long-term receivables                            --             --            449             --            449
     Repayment of long-term obligations                    (390,002)            --             --             --       (390,002)
     Borrowing of long-term obligations                     576,893            130         18,409             --        595,432
     Change in accounts receivable securitization                --         (2,642)            --             --         (2,642)
     Financing fees                                         (20,054)            --             --             --        (20,054)
     Change in net equity and advances to/from
       subsidiaries                                        (124,138)        79,789         (4,339)       (38,615)       (87,303)
     Other                                                       --             --          3,724             --          3,724
                                                          ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities          42,699         77,277         18,243        (38,615)        99,604
                                                          ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents             --          9,406            (49)            --          9,357
Cash and cash equivalents at beginning of period                 --            308          1,173             --          1,481
                                                          ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                $      --      $   9,714      $   1,124      $      --      $  10,838
                                                          =========      =========      =========      =========      =========

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

RESULTS OF OPERATIONS

Three Months ended June 30, 1999 compared to Three Months ended June 30, 1998

Net sales were $133.5 million for the three months ended June 30, 1999 compared to $135.7 million for the three months ended June 30, 1998. Domestic sales decreased 1.9% in a comparison of the quarters ended June 30, 1999 and 1998 due to general weakness in the U.S. industrial economy. International sales decreased 1.2% (13.3% excluding acquisitions) for the quarter ended June 30, 1999 compared to the same period of the prior year. Australia/Asia sales are down 7.4% in the quarter, although Asia is showing signs of recovery and is up slightly over the same period of the prior year. Weak economies in Europe have resulted in a decline of 17.7%, excluding acquisitions. Latin America sales decreased 17.2% in the quarter, excluding acquisitions, while experiencing both soft economic conditions and weak currencies.

Cost of goods sold as a percentage of sales was 63.8% for the three months ended June 30, 1999 compared to 62.1% for the three months ended June 30, 1998. Throughout 1999, the Company has been focused on reducing working capital and especially inventory levels. This has resulted in less volume being run through the factories and a lower absorption of fixed overhead costs on a per unit basis. An unfavorable sales mix, with lower margin equipment sales replacing some higher margin parts and consumables business, has also negatively affected margins. In addition, recent acquisitions have diluted gross margins as they typically do not carry an average gross margin as high as that of the Company's existing business.

Selling, general and administrative expenses are essentially flat at $25.3 million for the three month periods ended June 30, 1999 and 1998. Expenses for the three months ended June 30, 1999, include approximately $1.0 million related to acquisitions. As a percentage of sales, selling and administrative expenses were 19.0% for the three months ended June 30, 1999 and 18.7% for the three months ended June 30, 1998. The increase in this percentage is the result of the overall sales decline as certain expenses are fixed and do not vary with sales.

Special charges of $1.5 million recorded in the three month period ended June 30, 1999 relate primarily to factory rationalization costs in Australia and to ongoing headcount reductions. Special charges of $44.2 million in the three month period ended June 30, 1998 are the result of the merger of the Company in May 1998.

Interest expense was $17.6 million in the quarter ended June 30, 1999 compared to $13.9 million in the quarter ended June 30, 1998. This increase of 26.4%, or $3.7 million, is due to the higher debt levels resulting from the merger of the Company in May 1998.

An income tax provision of $3.4 million was reported in the second quarter of 1999 on pre-tax income of $1.2 million. An income tax benefit of $3.0 million was recorded on a pre-tax loss of $35.1 million in the second quarter of 1998.

Adjusted EBITDA was $28.3 million for the three months ended June 30, 1999, or 21.2% of sales. This compares to Adjusted EBITDA for the three months ended June 30, 1998 of $29.6 million, or 21.8% of sales.

Six Months ended June 30, 1999 compared to Six Months ended June 30, 1998

Net sales for the six months ended June 30, 1999 and 1998 were $263.7 million and $267.5 million, respectively. Sales in the U.S. decreased 0.8% in a comparison of the two periods while international sales decreased 2.5% (11.6% excluding acquisitions). The Australia/Asia region has declined 5.0%, and when excluding the sales of businesses acquired since the beginning of 1998 Latin America has decreased 15.3% and Europe is down 12.2%. Overall weak demand in the industrial sectors of these economies is the primary reason for the decrease in sales. The sales decline in Latin America was also affected by that region's weakening currencies.

Cost of goods sold as a percentage of sales was 64.0% and 62.1% for the six months ended June 30, 1999 and 1998, respectively. The decrease in gross margins recently experienced by the Company is the result of three factors. First of all, the Company is focused on reducing its working capital. The related efforts to reduce inventory have resulted in less volume through the factories and a lower per unit absorption of fixed factory overhead costs. Secondly, businesses acquired over the past twelve months have also diluted gross margins. Acquisitions seldom support the same gross margins as the Company's established domestic facilities. Lastly, a less favorable sales mix has negatively affected margins as decreased demand in relatively higher margin consumable business has been replaced by sales of lower margin equipment.

Selling, general and administrative expenses were $49.9 million for the first six months of 1999 compared to $52.4 million for the first six months of 1998. As a percentage of sales, selling, general and administrative expenses were 18.9% and 19.6% for the first half of 1999 and 1998, respectively. The decreases in dollars and as a percent of sales are the result of the Company's efforts with ongoing cost reduction initiatives. These decreases have been partially offset by the additional selling, general and administrative expenses of business recently acquired, which amounts to approximately $1.2 million.

Special charges of $4.4 million were recorded in the first six months of 1999. These charges relate primarily to ongoing headcount reductions and site rationalization in Australia. The merger in May of 1998 resulted in special charges of $44.2 million in the results reported for the six months ended June 30, 1998.

Interest expense rose $10.6 million, or 42.8%, to $35.3 million for the six months ended June 30, 1999 from $24.7 million for the six months ended June 30, 1998. Debt levels increased significantly as a result of the merger in May 1998 and interest expense has increased accordingly.

An income tax provision of $3.1 million was recorded on pre-tax income of $0.5 million in the six months ended June 30, 1999. Income tax expense of $1.5 million was recorded for the six months ended June 30, 1998 on a pre-tax loss of $24.7 million.

Adjusted EBITDA was $54.4 million for the six months ended June 30, 1999, or 20.6% of sales. This compares to $56.2 million in Adjusted EBITDA for the six months ended June 30, 1998, which is 21.0% of sales.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities provided cash of $23.9 million in the first six months of 1999, compared to using cash of $65.2 million in the first six months of 1998. Earnings (adjusted for non-cash expenses) were $22.1 million the first six months of 1999 compared to a loss of $24.5 million in 1998, an increase of $46.6 million. A net loss of $41.4 million was reported through June 30, 1998 due to expenses recorded in connection with the merger of the Company in May 1998. Operating assets and liabilities provided a net increase in cash of $42.4 million in the first six months of 1999 compared to the first six months of 1998. The Company is focused on reducing working capital which is evident by the following net increases in cash flow when compared to 1998: accounts receivable
- $17.9 million; inventory - $25.4 million; prepaid expenses - $3.6 million; accounts payable - $3.6 million; and, accrued interest - $6.5 million. These net increases were partially offset by an increase in the use of cash by accrued liabilities of $6.8 million and income taxes payable of $7.4 million. Cash used in investing activities was $12.5 million and $12.6 million for the six months ended June 30, 1999 and 1998, respectively. The Company used $3.3 million less for capital expenditures in the first six months of 1999 compared to the same period of 1998. This was mostly offset by an increase in the use of cash of $0.9 million for other assets and $2.2 million for acquisitions in a comparison of the same periods. Financing activities used $5.6 million in cash in the first half of 1999 while providing cash of $87.1 million in the first half of 1998. Debt and equity securities issued in connection with the merger of the Company in May of 1998, partially offset by cash for related financing fees and repurchase of common stock, are the primary reasons for this change in cash flow.


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

The total cost to standardize and upgrade all business computer systems is currently estimated to be $6.5 million. Through June 30, 1999, the Company has spent approximately $6.0 million of this total. Given the nature of this project and the fact that it addresses many issues in addition to preparing the Company for the Year 2000, it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. In compliance with generally accepted accounting principles, costs incurred by the Company for hardware, software and consultants are capitalized, while costs incurred in training employees are expensed as incurred. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the second quarter of 1999. Refer to the Company's discussion in its Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

At the annual meeting of shareholders of the registrant held on April 27, 1999, there were 3,590,326 shares of common stock of the Company issued and outstanding and entitled to be voted, if represented. The following matter was presented to the meeting for a vote and the result of such voting is as follows:

         Election of Directors.

                                            FOR       WITHHELD
                                          ---------   --------
         Randall E. Curran                3,418,124      41
         William F. Dawson, Jr.           3,418,124      41
         John F. Fort III                 3,418,124      41
         Peter T. Grauer                  3,418,124      41
         Harold A. Poling                 3,418,124      41
         Lawrence M.v.D. Schloss          3,418,124      41
         James H. Tate                    3,418,124      41


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


Date:  August 13, 1999

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


Date:  August 13, 1999

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


Date:  August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
     27             Financial Data Schedule