Form 10-Q
period 1999-09-30
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 1999-11-15
CIK 850660, 1063381, 1063382

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          September 30, 1999
                              -------------------------------------------------
                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    ------------------------------

                         Commission file number    0-23378
                                                --------------

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                74-2482571
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                        Commission file number      333-57457
                                              ----------------------

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                74-2878452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                        Commission file number      333-57457
                                              ----------------------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                74-2878453
--------------------------------------------------------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer Identification No.
 Incorporation or Organization)

101 S. Hanley, St. Louis,  MO                                         63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code    (314)721-5573
                                                  ------------------------------

Indicate by [ ] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  [ ]    No
                                                            ------     ------
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                        Yes  [ ]    No
                                                            ------      ------
The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of October 10, 1999 was 3,590,326.

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

                        THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION
         Item 1.      Condensed Consolidated Financial Statements of
                      Thermadyne Holdings Corporation

                      Condensed Consolidated Balance Sheets...........................................................3
                      Condensed Consolidated Statements of Operations.................................................4
                      Condensed Consolidated Statements of Cash Flows.................................................5
                      Notes to Condensed Consolidated Financial Statements........................................6 - 9

                      Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                      Condensed Consolidated Balance Sheets..........................................................10
                      Condensed Consolidated Statements of Operations................................................11
                      Condensed Consolidated Statements of Cash Flows................................................12
                      Notes to Condensed Consolidated Financial Statements......................................13 - 22

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..........................................23 - 27

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................27

PART II - OTHER INFORMATION



         Item 6.      Exhibits and Reports on form 8-K...............................................................28


SIGNATURES......................................................................................................29 - 31

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 September 30,         December 31,
                                                                                     1999                  1998
                                                                               -----------------    -----------------
                                                                                 (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                  $          8,788      $         1,319
    Accounts receivable, less allowanced for doubtful
       accounts of $3,485 and $2,852, respectively                                       81,610               87,905
    Inventories                                                                         112,500              122,733
    Prepaid expenses and other                                                            5,822                7,365
                                                                               -----------------     ----------------
         Total current assets                                                           208,720              219,322
Property, plant and equipment, at cost, net                                              96,395              104,997
Deferred financing costs, net                                                            20,362               23,118
Intangibles, at cost, net                                                                42,520               39,159
Deferred income taxes                                                                    29,364               32,402
Other assets                                                                              2,353                1,251
                                                                               -----------------     ----------------
         Total assets                                                          $        399,714      $       420,249
                                                                               =================     ================


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                           $         36,097      $         44,170
    Accrued and other liabilities                                                        27,283                36,444
    Accrued interest                                                                      9,070                 3,154
    Income taxes payable                                                                  4,740                 5,211
    Current maturities of long-term obligations                                          10,519                 9,180
                                                                               -----------------     -----------------
         Total current liabilities                                                       87,709                98,159
Long-term obligations, less current maturities                                          708,587               701,529
Other long-term liabilities                                                              63,016                62,834
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and 2,000,000 shares outstanding                        59,497                54,053
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized, and 3,590,326 and 3,236,898 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively                                36                    32
    Additional paid-in capital                                                         (118,597)             (116,551)
    Accumulated deficit                                                                (371,653)             (360,520)
    Management loans                                                                     (3,912)               (3,753)
    Accumulated other comprehensive loss                                                (24,969)              (15,534)
                                                                               -----------------     -----------------
         Total shareholders' deficit                                                   (519,095)             (496,326)
                                                                               -----------------     -----------------
         Total liabilities and shareholders' deficit                           $        399,714      $        420,249
                                                                               =================     =================


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                     Three Months   Three Months    Nine Months    Nine Months
                                                                         Ended         Ended           Ended          Ended
                                                                     September 30,  September 30,   September 30,  September 30,
                                                                         1999          1998             1999           1999
                                                                     -------------  -------------   -------------  -------------

Net sales                                                            $ 127,772      $ 129,662      $ 391,471       $ 397,200
Operating expenses:
    Cost of goods sold                                                  84,670         82,708        253,495         248,829
    Selling, general and administrative expenses                        24,494         25,371         74,384          77,745
    Amortization of intangibles                                          1,071            912          3,540           2,769
    Net periodic postretirement benefits                                   450            650          2,750           1,750
    Special charges                                                      1,319          4,567          5,728          48,784
                                                                     -------------  -------------  --------------  -------------
    Operating income                                                    15,768         15,454         51,574          17,323
Other income (expense):
    Interest expense                                                   (18,196)       (18,507)       (53,510)        (43,238)
    Amortization of deferred financing costs                              (889)          (890)        (2,675)         (1,800)
    Other, net                                                            (463)        (1,061)         1,319          (2,035)
                                                                     -------------  -------------  --------------  -------------
Loss before income tax provision and extraordinary item                 (3,780)        (5,004)        (3,292)        (29,750)
Income tax provision                                                     4,786         10,570          7,841          12,105
                                                                     -------------  -------------  --------------  -------------
Loss before extraordinary item                                          (8,566)       (15,574)       (11,133)        (41,855)
Extraordinary item-loss on early extinguishment of debt,
    net of tax benefit of $8,151                                            --             --             --         (15,137)
                                                                     -------------  -------------  --------------  -------------
Net loss                                                                (8,566)       (15,574)       (11,133)        (56,992)
Preferred stock dividends (paid in kind)                                 1,872          1,648          5,444           2,352
                                                                     -------------  -------------  --------------  -------------
Net loss applicable to common shares                                 $ (10,438)     $ (17,222)     $ (16,577)      $ (59,344)
                                                                     =============  =============  ==============  =============

Basic and diluted loss per share amounts applicable to common shares:
    Loss before extraordinary item                                   $   (2.91)     $   (5.32)     $   (4.66)      $   (6.01)
    Net loss                                                         $   (2.91)     $   (5.32)     $   (4.66)      $   (8.07)



     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Nine Months        Nine Months
                                                                       Ended              Ended
                                                                   September 30,      September 30,
                                                                        1999               1998
                                                                   -------------      -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                       $     (11,133)     $     (56,992)
Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                                   2,750              1,750
    Depreciation                                                          13,672             10,865
    Amortization of intangibles                                            3,540              2,769
    Non-cash interest expense                                              8,661              4,246
    Amortization of deferred financing costs                               2,675              1,800
    Recognition of net operating loss carryforwards                        3,401                 --
    Deferred income taxes                                                  3,197              1,413
    Issuance of common stock warrants                                         --             12,190
    Extraordinary item                                                        --             (2,272)
Changes in operating assets and liabilities:
    Accounts receivable                                                    9,269             (8,817)
    Inventories                                                           13,173            (30,663)
    Prepaid expenses and other                                             1,822             (3,268)
    Accounts payable                                                      (9,883)           (11,084)
    Accrued and other liabilities                                        (10,215)             2,397
    Accrued interest                                                       5,922              9,441
    Income taxes payable                                                    (882)             9,834
    Other long-term liabilities                                           (2,814)            (2,180)
                                                                   -------------      -------------
    Total adjustments                                                     44,288             (1,579)
                                                                   -------------      -------------
       Net cash provided by (used in) operating activities                33,155            (58,571)
                                                                   -------------      -------------
Cash flows used in investing activities:
    Capital expenditures, net                                             (6,967)           (11,831)
    Change in other assets                                                (1,139)            (1,488)
    Acquisitions, net of cash                                             (5,886)           (18,953)
                                                                   -------------      -------------
       Net cash used in investing activities:                            (13,992)           (32,272)
                                                                   -------------      -------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                          (91)               471
    Repayment of long-term obligations                                    (5,759)          (402,145)
    Borrowing of long-term obligations                                     3,718            750,587
    Issuance of common stock                                                   4             90,335
    Issuance of preferred stock                                               --             50,000
    Repurchase of common stock                                                --           (368,815)
    Change in accounts receivable securitization                            (389)            (3,422)
    Financing fees                                                            --            (23,824)
    Other                                                                 (9,177)              (897)
                                                                   -------------      -------------
       Net cash provided by (used in) financing activities               (11,694)            92,290
                                                                   -------------      -------------
Net increase in cash and cash equivalents                                  7,469              1,447
Cash and cash equivalents at beginning of period                           1,319              1,481
                                                                   -------------      -------------
Cash and cash equivalents at end of period                         $       8,788      $       2,928
                                                                   =============      =============


     See accompanying notes to condensed consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May of 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" means Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                Nine Months              Nine Months
                   Ended                    Ended
               September 30,             September 30,
                   1999                      1998
             ----------------         ------------------

Interest     $        44,248          $           29,662
Taxes                  1,013                         652

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.


                                                               Three Months      Three Months       Nine Months       Nine Months
                                                                   Ended             Ended            Ended             Ended
                                                               September 30,     September 30,     September 30,     September 30,
                                                                   1999              1998              1999              1998
                                                               -------------     -------------     -------------     -------------
Basic  and diluted loss per share applicable to common shares:
    Loss before extraordinary item                             $       (2.91)    $       (5.32)    $       (4.66)    $       (6.01)
    Extraordinary item                                                    --                --                --             (2.06)
                                                               -------------     -------------     -------------     -------------
    Net loss                                                   $       (2.91)    $       (5.32)    $       (4.66)    $       (8.07)
                                                               =============     =============     =============     =============

Weighted average shares-basic and diluted
       loss per share                                              3,590,326         3,236,898         3,559,255         7,355,742
                                                               =============     =============     =============     =============


2.       INVENTORIES

         The composition of inventories at September 30, 1999 was as follows:



Raw materials       $  27,667
Work-in-process        26,414
Finished goods         59,228
LIFO reserve             (809)
                    ---------
Total               $ 112,500
                    =========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


3.       SEGMENT INFORMATION

         The Company has adopted the Financial Accounting Standards Board Statements No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131") which changes the way the Company reports information about its operating segments.

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



                                                                                           Other
                                                  United                   Australia/    Geographic
                                                  States      Europe         Asia         Regions        Other      Consolidated
                                               ------------ ------------  ------------  ------------  ------------  ------------

Nine Months Ended September 30, 1999

    Revenue from external customers            $259,072     $ 41,113      $ 59,921      $ 31,365      $     --      $391,471
    Intersegment revenues                        28,633       10,689         3,236            --       (42,558)           --
    Operating income (loss)                      60,239        1,938        (2,080)         (896)       (7,627)       51,574

Nine Months Ended September 30, 1998

    Revenue from external customers            $272,014     $ 40,262      $ 62,482      $ 22,442      $     --      $397,200
    Intersegment revenues                        31,563       10,468         3,374            --       (45,405)           --
    Operating income (loss)                      84,789        2,900        (1,020)          352       (69,698)       17,323

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



4.       REORGANIZATION AND REALIGNMENT

         Special charges of $1.3 million and $5.7 million were recorded in the three and nine month periods ended September 30, 1999, respectively. These charges were recorded in connection with the ongoing reorganization and realignment of the Company which began in the third quarter of 1998. These charges, which were recorded in accordance with EITF issue 94-3, are primarily for headcount reductions and relate to employee severance and related benefits, rationalization of the Company's Australian facility, and the consolidation of a domestic facility into an existing domestic operation.

5.       COMPREHENSIVE LOSS

         During the first nine months of 1999 and 1998, total comprehensive loss amounted to $(20,568) and $(65,473), respectively.

                               THERMADYNE MFG. LLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         September 30,     December 31,
                                                              1999            1998
                                                         -------------     -----------
                                                          (Unaudited)

ASSETS

Current Assets:
     Cash and cash equivalents                             $    8,788      $    1,319
     Accounts receivable, less allowance for doubtful
           accounts of $3,485 and $2,852, respectively         81,610          87,905
     Inventories                                              112,500         122,733
     Prepaid expenses and other                                 5,822           7,365
                                                           ----------      ----------
        Total current assets                                  208,720         219,322
     Property, plant and equipment, at cost, net               96,395         104,997
     Deferred financing costs, net                             17,098          19,572
     Intangibles, at cost, net                                 42,520          39,159
     Deferred income taxes                                     26,097          29,135
     Other assets                                               2,353           1,251
                                                           ----------      ----------
        Total assets                                       $  393,183      $  413,436
                                                           ==========      ==========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                      $   36,097      $   44,170
     Accrued and other liabilities                             27,283          36,444
     Accrued interest                                           7,410             498
     Income taxes payable                                       4,740           5,211
     Current maturities of long-term obligations               10,519           9,180
                                                           ----------      ----------
        Total current liabilities                              86,049          95,503
     Long-term obligations, less current maturities           559,934         562,588
     Other long-term liabilities                               63,016          62,834
     Shareholders' deficit:
        Accumulated deficit                                  (366,717)       (368,408)
        Accumulated other comprehensive loss                  (24,969)        (15,534)
                                                           ----------      ----------
           Total shareholders' deficit                       (391,686)       (383,942)
     Net equity and advances to/from parent                    75,870          76,453
                                                           ----------      ----------
     Total liabilities and shareholders' deficit           $  393,183      $  413,436
                                                           ==========      ==========



      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Three Months      Three Months       Nine Months       Nine Months
                                                                Ended            Ended              Ended             Ended
                                                            September 30,     September 30,     September 30,     September 30,
                                                                 1999             1998              1999               1998
                                                            -------------     -------------     -------------     -------------
Net Sales                                                    $    127,772      $    129,662      $    391,471      $    397,200
Operating expenses:
    Cost of goods sold                                             84,670            82,708           253,495           248,829
    Selling, general and administrative expenses                   24,494            25,371            74,384            77,745
    Amortization of intangibles                                     1,071               912             3,540             2,769
    Net periodic postretirement benefits                              450               650             2,750             1,750
    Special charges                                                 1,319             4,567             5,728            48,784
                                                             ------------      ------------      ------------      ------------
    Operating income                                               15,768            15,454            51,574            17,323
Other income (expense):
    Interest expense                                              (13,855)          (14,520)          (40,810)          (37,648)
    Amortization of deferred financing costs                         (797)             (795)           (2,393)           (1,674)
    Other, net                                                       (517)           (1,130)            1,161            (2,104)
                                                             ------------      ------------      ------------      ------------
Income (loss) before income tax provision and
          extraordinary item                                          599              (991)            9,532           (24,103)
Income tax provision                                                4,786            10,570             7,841            12,105
                                                             ------------      ------------      ------------      ------------
Income (loss) before extraordinary item                            (4,187)          (11,561)            1,691           (36,208)
Extraordinary item-loss on early extinguishment of debt,
          net of tax benefit of $8,151                                 --                --                --           (15,137)
                                                             ------------      ------------      ------------      ------------
Net income (loss)                                            $     (4,187)     $    (11,561)     $      1,691      $    (51,345)
                                                             ============      ============      ============      ============



      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Nine Months        Nine Months
                                                                           Ended              Ended
                                                                       September 30,      September 30,
                                                                           1999                1998
                                                                       -------------      -------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                   $      1,691      $    (51,345)
    Adjustment to reconcile net income (loss) to
          net cash provided by (used in) operating activities:
       Net periodic postretirement benefits                                    2,750             1,750
       Depreciation                                                           13,672            10,865
       Amortization of intangibles                                             3,540             2,769
       Amortization of deferred financing costs                                2,393             1,674
       Recognition of net operating loss carryforwards                         3,401                --
       Deferred income taxes                                                   3,197             1,413
       Extraordinary item                                                         --            (2,272)
    Changes in operating assets and liabilities:
       Accounts receivable                                                     9,269            (8,817)
       Inventories                                                            13,173           (30,663)
       Prepaid expenses and other                                              1,822            (3,268)
       Accounts payable                                                       (9,883)          (11,084)
       Accrued and other liabilities                                         (10,215)            2,397
       Accrued interest                                                        6,918             7,781
       Income taxes payable                                                     (882)            9,834
       Other long-term liabilities                                            (2,814)           (2,180)
                                                                        ------------      ------------
       Total adjustments                                                      36,341           (19,801)
                                                                        ------------      ------------
          Net cash provided by (used in) operating activities                 38,032           (71,146)
                                                                        ------------      ------------
    Cash flows used in investing activities:
       Capital expenditures, net                                              (6,967)          (11,831)
       Change in other assets                                                 (1,139)           (1,488)
       Acquisitions, net of cash                                              (5,886)          (18,953)
                                                                        ------------      ------------
          Net cash used in investing activities                              (13,992)          (32,272)
                                                                        ------------      ------------
    Cash flows provided by (used in) financing activities:
       Change in long-term receivables                                           (91)              471
       Repayment of long-term obligations                                     (6,810)         (402,145)
       Borrowing of long-term obligations                                      3,718           618,912
       Change in accounts receivable securitization                             (389)           (3,422)
       Financing fees                                                             --           (20,058)
       Change in net equity of parent                                         (3,984)          (87,303)
       Other                                                                  (9,015)           (1,590)
                                                                        ------------      ------------
          Net cash provided by (used in) financing activities                (16,571)          104,865
                                                                        ------------      ------------
       Net increase in cash and cash equivalents                               7,469             1,447
       Cash and cash equivalents at beginning of period                        1,319             1,481
                                                                        ------------      ------------
       Cash and cash equivalents at end of period                       $      8,788      $      2,928
                                                                        ============      ============


      See accompanying notes to condensed consolidated financial statements

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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC and Thermadyne Capital have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                       Nine Months       Nine Months
                                          Ended             Ended
                                      September 30,     September 30,
                                          1999              1998
                                      -------------     -------------
                         Interest     $      36,554     $      29,977
                         Taxes                1,013               652

2.       INVENTORIES

         The composition of inventories at September 30, 1999 was as follows:




                              Raw materials       $  27,667
                              Work-in-process        26,414
                              Finished goods         59,228
                              LIFO reserve             (809)
                                                  ---------
                              Total               $ 112,500
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

         The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                  (Unaudited)


         reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.


                                                                                  Other
                                          United                  Australia/    Geographic
                                          States       Europe        Asia         Regions        Other     Consolidated
                                         --------     --------    ----------    ----------     --------    ------------
Nine Months Ended September 30, 1999
    Revenue from external customers      $259,072     $ 41,113     $ 59,921      $ 31,365      $     --      $391,471
    Intersegment revenues                  28,633       10,689        3,236            --       (42,558)           --
    Operating income (loss)                60,239        1,938       (2,080)         (896)       (7,627)       51,574

Nine Months Ended September 30, 1998
    Revenue from external customers      $272,014     $ 40,262     $ 62,482      $ 22,442      $     --      $397,200
    Intersegment revenues                  31,563       10,468        3,374            --       (45,405)           --
    Operating income (loss)                84,789        2,900       (1,020)          352       (69,698)       17,323



4.       REORGANIZATION AND REALIGNMENT

         Special charges of $1.3 million and $5.7 million were recorded in the three and nine month periods ended September 30, 1999, respectively. These charges were recorded in connection with the ongoing reorganization and realignment of the Company which began in the third quarter of 1998. These charges, which were recorded in accordance with EITF issue 94-3, are primarily for headcount reductions and relate to employee severance and related benefits, rationalization of the Company's Australian facility, and the consolidation of a domestic facility into an existing domestic operation.

5.       COMPREHENSIVE INCOME (LOSS)

         During the first nine months of 1999 and 1998, total comprehensive income (loss) amounted to $(7,744) and $(59,826), respectively.

6.       GUARANTOR SUBSIDIARIES

         In connection with the merger of Holdings and Mercury, Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Holdings, issued $207 million of Senior Subordinated Notes. Holdings received all of the net proceeds from the issuance of the Senior Subordinated

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                  (Unaudited)

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

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1999

                                                        Thermadyne         Total         Total
                                                            LLC         Guarantors    Non-Guarantors   Eliminations       Total
                                                        ----------      ----------    --------------   ------------     ----------
ASSETS

Current Assets:
    Cash and cash equivalents                           $       --      $    2,619      $    6,169      $       --      $    8,788
    Restricted cash                                                             --          27,053         (27,053)             --
    Accounts receivable                                         --          11,330          91,645         (21,365)         81,610
    Inventories                                                 --          63,189          49,311              --         112,500
    Prepaid expenses and other                                  --           2,753           3,308            (239)          5,822
                                                        ----------      ----------      ----------      ----------      ----------
         Total current assets                                   --          79,891         177,486         (48,657)        208,720
    Property, plant and equipment, at cost, net                 --          44,387          52,008              --          96,395
    Deferred financing costs, net                           16,773              --             325              --          17,098
    Intangibles, at cost, net                                   --          13,703          28,817              --          42,520
    Deferred income taxes                                       --          25,046           1,051              --          26,097
    Investment in and advances to/from subsidiaries        219,425          12,103              --        (231,528)             --
    Other assets                                                --             883           1,470              --           2,353
                                                        ----------      ----------      ----------      ----------      ----------
         Total assets                                   $  236,198      $  176,013      $  261,157      $ (280,185)     $  393,183
                                                        ==========      ==========      ==========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                    $       --      $   15,340      $   20,757      $       --      $   36,097
    Accrued and other liabilities                               --          18,278           9,005              --          27,283
    Accrued interest                                         7,392              10               8              --           7,410
    Income taxes payable                                        --           6,497          (1,757)             --           4,740
    Current maturities of long-term obligations              7,300             194           3,025              --          10,519
                                                        ----------      ----------      ----------      ----------      ----------
         Total current liabilities                          14,692          40,319          31,038              --          86,049
    Long-term obligations, less current maturities         511,551          15,903          82,480         (50,000)        559,934
    Other long-term liabilities                                 --          52,296          10,720              --          63,016
Shareholders' equity (deficit):
    Retained earnings (accumulated deficit)               (366,717)       (278,238)        (29,593)        307,831        (366,717)
    Accumulated other comprehensive loss                        --          (7,279)        (17,690)             --         (24,969)
                                                        ----------      ----------      ----------      ----------      ----------
         Total shareholders' equity (deficit)             (366,717)       (285,517)        (47,283)        307,831        (391,686)
    Net equity and advances to/from subsidiaries            76,672         353,012         184,202        (538,016)         75,870
                                                        ----------      ----------      ----------      ----------      ----------
         Total liabilities and shareholders'
              equity (deficit)                          $  236,198      $  176,013      $  261,157      $ (280,185)     $  393,183
                                                        ==========      ==========      ==========      ==========      ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998

                                                       Thermadyne        Total          Total
                                                           LLC        Guarantors    Non-Guarantors  Eliminations      Total
                                                       ----------     ----------    --------------  ------------    ---------
ASSETS

Current Assets:
    Cash and cash equivalents                           $      --      $  (1,051)     $   2,370      $      --      $   1,319
    Restricted cash                                            --                        26,646        (26,646)            --
    Accounts receivable                                        --         13,682         96,606        (22,383)        87,905
    Inventories                                                --         68,742         53,991             --        122,733
    Prepaid expenses and other                                 --          1,259          6,325           (219)         7,365
                                                        ---------      ---------      ---------      ---------      ---------
        Total current assets                                   --         82,632        185,938        (49,248)       219,322
    Property, plant and equipment, at cost, net                --         48,023         56,974             --        104,997
    Deferred financing costs, net                          19,001             --            571             --         19,572
    Intangibles, at cost, net                                  --         10,561         28,598             --         39,159
    Deferred income taxes                                      --         26,470          2,665             --         29,135
    Investment in and advances to/from subsidiaries       209,369          9,969             --       (219,338)            --
    Other assets                                               --            (55)         1,306             --          1,251
                                                        ---------      ---------      ---------      ---------      ---------
        Total assets                                    $ 228,370      $ 177,600      $ 276,052      $(268,586)     $ 413,436
                                                        =========      =========      =========      =========      =========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                    $      --      $  21,003      $  23,167      $      --      $  44,170
    Accrued and other liabilities                              --         26,060         10,384             --         36,444
    Accrued interest                                          275              6            217             --            498
    Income taxes payable                                       --          7,927         (2,716)            --          5,211
    Current maturities of long-term obligations             5,000             60          4,120             --          9,180
                                                        ---------      ---------      ---------      ---------      ---------
        Total current liabilities                           5,275         55,056         35,172             --         95,503
    Long-term obligations, less current maturities        515,050         16,101         81,437        (50,000)       562,588
    Other long-term liabilities                                --         52,116         10,718             --         62,834
Shareholders' equity (deficit):
    Retained earnings (accumulated deficit)              (368,408)      (295,702)       (16,201)       311,903       (368,408)
    Accumulated other comprehensive income (loss)              --            224        (15,758)            --        (15,534)
                                                        ---------      ---------      ---------      ---------      ---------
        Total shareholders' equity (deficit)             (368,408)      (295,478)       (31,959)       311,903       (383,942)
    Net equity and advances to/from subsidiaries           76,453        349,805        180,684       (530,489)        76,453
                                                        ---------      ---------      ---------      ---------      ---------
        Total liabilities and shareholders'
             equity (deficit)                           $ 228,370      $ 177,600      $ 276,052      $(268,586)     $ 413,436
                                                        =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                Thermadyne       Total          Total
                                                    LLC        Guarantors   Non-Guarantors  Eliminations       Total
                                                ----------     ----------   --------------  ------------     ---------
Net sales                                        $      --      $  98,039      $  49,075      $ (19,342)     $ 127,772
Operating Expenses
     Cost of goods sold                                 --         63,760         41,201        (20,291)        84,670
     Selling, general and administrative
          expenses                                      --         16,553          7,941             --         24,494
     Amortization of intangibles                        --            379            692             --          1,071
     Net periodic postretirement benefits               --            450             --             --            450
     Special charges                                    --            550            769             --          1,319
                                                 ---------      ---------      ---------      ---------      ---------
Operating income (loss)                                 --         16,347         (1,528)           949         15,768
     Other income (expense):
     Interest expense                                   --        (12,422)        (2,137)           704        (13,855)
     Amortization of deferred financing costs           --           (745)           (52)            --           (797)
     Equity in net loss of subsidiaries             (4,187)            --             --          4,187             --
     Other                                              --            288          1,037         (1,842)          (517)
                                                 ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax provision           (4,187)         3,468         (2,680)         3,998            599
income tax provision                                    --          4,366            420             --          4,786
                                                 ---------      ---------      ---------      ---------      ---------
Net income (loss)                                $  (4,187)     $    (898)     $  (3,100)     $   3,998      $  (4,187)
                                                 =========      =========      =========      =========      =========




CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                    Thermadyne         Total          Total
                                                       LLC          Guarantors    Non-Guarantors   Eliminations        Total
                                                    ----------      ----------    --------------   ------------     ----------
Net sales                                           $       --      $  107,037      $   48,025      $  (25,400)     $  129,662
Operating expenses:
   Cost of goods sold                                       --          68,376          39,654         (25,322)         82,708
   Selling, general and administrative expenses             --          17,992           7,379              --          25,371
   Amortization of intangibles                              --             405             507              --             912
   Net periodic postretirement benefits                     --             650              --              --             650
   Special charges                                          --           2,231           2,336              --           4,567
                                                    ----------      ----------      ----------      ----------      ----------
Operating income (loss)                                     --          17,383          (1,851)            (78)         15,454
Other income (expense):
   Interest expense                                         --         (12,796)         (2,560)            836         (14,520)
   Amortization of deferred financing costs                 --            (746)            (49)             --            (795)
   Equity in net loss of subsidiaries                  (11,561)             --              --          11,561              --
   Other                                                    --            (621)            630          (1,139)         (1,130)
                                                    ----------      ----------      ----------      ----------      ----------
Income (loss) before income tax provision (benefit)    (11,561)          3,220          (3,830)         11,180            (991)
Income tax provision (benefit)                              --          11,036            (466)             --          10,570
                                                    ----------      ----------      ----------      ----------      ----------
Net income (loss)                                   $  (11,561)     $   (7,816)     $   (3,364)     $   11,180      $  (11,561)
                                                    ==========      ==========      ==========      ==========      ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                     Thermadyne        Total          Total
                                                        LLC         Guarantors    Non-Guarantors   Eliminations       Total
                                                     ----------     ----------    --------------   ------------     ----------
Net sales                                            $       --     $  310,746      $  149,932      $  (69,207)     $  391,471
Operating expenses:
    Cost of goods sold                                       --        198,598         125,123         (70,226)        253,495
    Selling, general and administrative expenses             --         50,436          23,948              --          74,384
    Amortization of intangibles                              --          1,663           1,877              --           3,540
    Net periodic postretirement benefits                     --          2,750              --              --           2,750
    Special charges                                          --          2,021           3,707              --           5,728
                                                     ----------     ----------      ----------      ----------      ----------
Operating income (loss)                                      --         55,278          (4,723)          1,019          51,574
Other income (expense):
    Interest expense                                         --        (36,590)         (6,371)          2,151         (40,810)
    Amortization of deferred financing costs                 --         (2,229)           (164)             --          (2,393)
    Equity in net loss of subsidiaries                    1,691             --              --          (1,691)             --
    Other                                                    --          5,678           1,034          (5,551)          1,161
                                                     ----------     ----------      ----------      ----------      ----------
Income (loss) before income tax provision                 1,691         22,137         (10,224)         (4,072)          9,532
Income tax provision                                         --          4,673           3,168              --           7,841
                                                     ----------     ----------      ----------      ----------      ----------
Net income (loss)                                    $    1,691     $   17,464      $  (13,392)     $   (4,072)     $    1,691
                                                     ==========     ==========      ==========      ==========      ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                     Thermadyne        Total          Total
                                                        LLC          Guarantors    Non-Guarantors   Eliminations       Total
                                                     ----------      ----------    --------------   ------------     ----------


Net sales                                            $       --      $  332,023      $  144,214      $  (79,037)     $  397,200
Operating expenses:
    Cost of goods sold                                       --         209,290         118,139         (78,600)        248,829
    Selling, general and administrative expenses             --          55,484          22,261              --          77,745
    Amortization of intangibles                              --           1,188           1,581              --           2,769
    Net periodic postretirement benefits                     --           1,750              --              --           1,750
    Special charges                                          --          46,448           2,336              --          48,784
                                                     ----------      ----------      ----------      ----------      ----------
Operating income (loss)                                      --          17,863            (103)           (437)         17,323
Other income (expense):
    Interest expense                                         --         (33,239)         (7,227)          2,818         (37,648)
    Amortization of deferred financing costs                 --          (1,520)           (154)             --          (1,674)
    Equity in net loss of subsidiaries                  (51,345)             --              --          51,345              --
    Other                                                    --           1,428             399          (3,931)         (2,104)
                                                     ----------      ----------      ----------      ----------      ----------
Income (loss) before income tax provision (benefit)
         and extraordinary item                         (51,345)        (15,468)         (7,085)         49,795         (24,103)
Income tax provision (benefit)                               --          12,305            (200)             --          12,105
                                                     ----------      ----------      ----------      ----------      ----------
Income (loss) before extraordinary item                 (51,345)        (27,773)         (6,885)         49,795         (36,208)
Extraordinary item, net of tax                               --         (15,137)             --              --         (15,137)
                                                     ----------      ----------      ----------      ----------      ----------
Net income (loss)                                    $  (51,345)     $  (42,910)     $   (6,885)     $   49,795      $  (51,345)
                                                     ==========      ==========      ==========      ==========      ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                     Thermadyne        Total          Total
                                                        LLC          Guarantors    Non-Guarantors   Eliminations       Total
                                                     ----------      ----------    --------------   ------------     ----------

Net cash provided by (used in) operating
      activities                                     $    8,808      $   32,647      $      649      $   (4,072)     $   38,032
Cash flows provided by (used in) investing
      activities:
    Capital expenditures, net                                --          (3,817)         (3,150)             --          (6,967)
    Change in other assets                                   --          (1,708)            569              --          (1,139)
    Acquisitions, net of cash                                --          (3,000)         (2,886)             --          (5,886)
                                                     ----------      ----------      ----------      ----------      ----------
Net cash used in investing activities                        --          (8,525)         (5,467)             --         (13,992)
Cash flows provided by (used in) financing
      activities:
    Changes in long-term receivables                         --            (268)            177              --             (91)
    Repayment of long-term obligations                   (1,726)            (64)         (5,020)             --          (6,810)
    Borrowing of long-term obligations                      527              --           3,191              --           3,718
    Change in accounts receivable securitization             --            (389)             --              --            (389)
    Change in net equity and advances to/from
        subsidiaries                                     (7,609)        (10,421)          9,974           4,072          (3,984)
    Other                                                    --          (9,310)            295              --          (9,015)
                                                     ----------      ----------      ----------      ----------      ----------
Net cash provided by (used in) financing
      activities                                         (8,808)        (20,452)          8,617           4,072         (16,571)
                                                     ----------      ----------      ----------      ----------      ----------
Net increase in cash and cash equivalents                    --           3,670           3,799              --           7,469
Cash and cash equivalents at beginning of period             --          (1,051)          2,370              --           1,319
                                                     ----------      ----------      ----------      ----------      ----------
Cash and cash equivalents at end of period           $       --      $    2,619      $    6,169      $       --      $    8,788
                                                     ==========      ==========      ==========      ==========      ==========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                         Thermadyne        Total          Total
                                                             LLC         Guarantors    Non-Guarantors   Eliminations       Total
                                                         ----------      ----------    --------------   ------------     ----------

Net cash provided by (used in) operating
      activities                                         $  (44,014)     $  (58,396)     $  (18,531)     $   49,795      $  (71,146)
Cash flows provided by (used in) investing
      activities:
   Capital expenditures, net                                     --          (5,742)         (6,089)             --         (11,831)
   Change in other assets                                        --          (2,361)            873              --          (1,488)
   Acquisitions, net of cash                                     --          (1,125)        (17,828)             --         (18,953)
                                                         ----------      ----------      ----------      ----------      ----------
Net cash used in investing activities                            --          (9,228)        (23,044)             --         (32,272)
Cash flows provided by (used in) financing
      activities:
   Changes in long-term receivables                              --              --             471              --             471
   Repayment of long-term obligations                      (402,145)             --              --              --        (402,145)
   Borrowing of long-term obligations                       604,035             319          14,558              --         618,912
   Change in accounts receivable securitization                  --          (3,422)             --              --          (3,422)
   Financing fees                                           (20,058)             --              --              --         (20,058)
   Change in net equity and advances to/from
      subsidiaries                                         (137,818)         70,334          29,976         (49,795)        (87,303)
   Other                                                         --              --          (1,590)             --          (1,590)
                                                         ----------      ----------      ----------      ----------      ----------
Net cash provided by (used in) financing activities          44,014          67,231          43,415         (49,795)        104,865
                                                         ----------      ----------      ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents             --            (393)          1,840              --           1,447
Cash and cash equivalents at beginning of period                 --             308           1,173              --           1,481
                                                         ----------      ----------      ----------      ----------      ----------
Cash and cash equivalents at end of period               $       --      $      (85)     $    3,013      $       --      $    2,928
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales were $127.8 million and $129.7 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $1.9 million, or 1.5%. Domestic sales were down 5.4% and continue to be hurt by industry-wide weakness in welding markets. International sales increased 5.3% in the third quarter of 1999 compared to the third quarter of 1998. When excluding the sales of businesses recently acquired, international sales decreased 4.0% in a comparison of the quarters. Except for Asia, which increased 28.7% in the quarter, sales were down in all major geographic markets. Australia decreased 4.5%, Europe was down 2.7% and Latin America fell 14.4% in the three months ended September 30, 1999. Weak economic conditions in each of these welding markets and currency fluctuations in Latin America have resulted in these declines.

Cost of goods sold as a percentage of sales was 66.3% for the quarter ended September 30, 1999, up from 63.8% for the quarter ended September 30, 1998. The increase in this percentage was caused by several factors. Soft demand in most markets and a focus on reducing working capital have been the major contributors to this increase in cost of goods sold as a percentage of sales. These two factors have resulted in less unit volume in the factories and the resultant lower absorption of fixed factory overhead costs. Increasingly competitive pricing in the marketplace has also had a negative impact. A shift in sales mix from higher margin consumables to lower margin equipment has put additional pressure on gross margin percentages.

Selling, general and administrative expenses were $24.5 million for the three months ended September 30, 1999 and includes $0.8 million applicable to recent acquisitions. This total is down $0.9 million, or 3.5%, from $25.4 million for the three months ended September 30, 1998. As a percentage of sales, selling, general and administrative expenses were 19.2% and 19.6% for the three months ended September 30, 1999 and 1998, respectively. The decrease in selling, general and administrative expense dollars and as a percent of sales illustrates the Company's success with ongoing cost reduction initiatives.

Special charges of $1.3 million in the third quarter of 1999 relate to ongoing headcount reductions and costs related to the reorganization of the Company's Australian facility and the consolidation of a domestic facility into an existing division's operations. In the third quarter of 1998, the Company recorded $4.6 million in conjunction with headcount reductions in that period.

Interest expense for the three months ended September 30, 1999 was $18.2 million and was essentially flat when compared to interest expense of $18.5 million for the three months ended September 30, 1998.

An income tax provision of $4.8 million was reported in the third quarter of 1999 on a pre-tax loss of $3.8 million and included a charge of $5.0 million which increased the valuation allowance for deferred tax assets. In the third quarter of 1998 an income tax provision of $10.6 million was recorded on a pre-tax loss of $5.0 million. The deferred tax asset valuation allowance was increased during this period with a charge of $6.7 million.

Adjusted EBITDA was $22.8 million, or 17.9% of sales, for the three months ended September 30, 1999. For the three months ended September 30, 1998, Adjusted EBITDA was $25.3 million, or 19.7% of sales.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the nine months ended September 30, 1999 were $391.5 million, a decrease of $5.7 million, or 1.4% , from net sales of $397.2 million for the nine months ended September 30, 1998. Sales in the United States are down 2.3% from the same period of a year ago and reflect softening demand in the domestic market. International sales are flat compared to the same nine-month period of 1998, and down 9.2% when excluding sales related to acquisitions. All of the Company's major international markets are down, except for Asia, which has increased 8.0% year-to-date. Sales in Australia, Europe and Latin America have decreased 5.3%, 9.2% and 15.0%, respectively, compared to the first nine months of 1998. Weak industrial economies in these markets have negatively impacted the Company's results. In addition, currency fluctuations in Latin America, particularly Brazil, have resulted in lower reported sales.

Cost of goods sold as a percentage of sales was 64.8% and 62.6% for the nine months ended September 30, 1999 and 1998, respectively. The single biggest factor in this decrease in gross margins is the loss of unit volume in the Company's factories. The decrease in unit volume is the result of the decreased sales level and the Company's efforts to reduce its working capital. Other factors negatively affecting the Company's gross margins are increased pricing pressures, a less favorable sales mix shifting sales dollars from higher margin consumables to lower margin equipment, and recent acquisitions, which combined typically carry a lower gross margin than the Company's existing businesses blended margin.

Selling, general and administrative expenses decreased $3.4 million, or 4.3%, to $74.4 million for the first nine months of 1999 compared to $77.7 million for the first nine months of 1998. Excluding selling, general and administrative expenses related to acquisitions the decrease is $5.4 million, or 6.9%. As a percentage of sales, selling, general and administrative expenses were 19.0% for the nine months ended September 30, 1999 and 19.6% for the nine months ended September 30, 1998. Selling, general and administrative expenses have decreased both in dollars and as a percentage of sales as a result of Company's continuing efforts at cost reduction.

Special charges of $5.7 million relate to headcount reductions and site rationalization thus far in 1999. The reorganization of the Company's Australian facility continues and a domestic facility has been consolidated into a related existing domestic business. In the first nine months of 1998, special charges of $48.8 million were recorded. The merger in May of 1998 resulted in $44.2 million of the total, and the remaining $4.6 million resulted from headcount reductions in September of 1998.

Interest expense was $53.5 million for the nine months ended September 30, 1999 compared to $43.2 million for the nine months ended September 30, 1998. This increase of $10.3 million, or 23.8%, is attributable to the significant increase in debt levels in conjunction with the merger in May of 1998.

An income tax provision of $7.8 million was recorded on a pre-tax loss of $3.3 million in the nine months ended September 30, 1999. This included a $5.0 million charge to reduce the Company's deferred tax asset by increasing the related valuation allowance. In the nine months ended September 30, 1998, an income tax provision of $12.1 million was recorded on a pre-tax loss of $29.8 million. This included a charge of $1.4 million which increased the valuation allowance for deferred tax assets as well as the tax effect of certain non-deductible expenses incurred in the merger.

Adjusted EBITDA for the first nine months of 1999 was $77.3 million, or 19.7% of sales. For the first nine months of 1998, Adjusted EBITDA was $81.5 million, or 20.5% of sales.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities provided cash of $33.2 million in the nine months ended September 30, 1999. This compares to a $58.6 million use of cash by operating activities in the nine months ended September 30, 1998. Earnings (adjusted for non-cash expenses) in the nine months ended September 30, 1999 were $26.8 million, an increase of $51.0 million over the comparable loss of $24.2 million in the nine months ended September 30, 1998. Operating assets and liabilities provided a net increase in cash of $40.7 million in the first nine months of 1999 compared to the same period of 1998. The Company's focus on reducing working capital resulted in net increases over 1998 in cash flow in the following areas: accounts receivable - $18.1 million, inventory - $43.8 million, prepaid expenses - $5.1 million and accounts payable - $1.2 million. These positive cash flow changes were partially offset by negative cash flow changes in accrued liabilities of $12.6 million, accrued interest of $3.5 million, income taxes payable of

$10.7 million and other long-term liabilities of $0.6 million. Cash used in investing activities decreased from $32.3 million in the first nine months of 1998 to $14.0 million in the first nine months of 1999. The primary changes in use of cash were decreases in capital expenditures and acquisitions of $4.9 million and $13.1 million, respectively, when comparing the nine-month period of 1999 with the nine-month period of 1998. Financing activities used cash of $11.7 million in the nine months ended September 30, 1999 compared to providing cash of $92.3 million in the same period of 1998. Cash flow related to changes in and the issuance of debt and equity securities decreased $119.0 million in the first nine months of 1999 compared to the same period of 1998 during which time the Company completed its merger. In addition, other expenditures used $8.3 million more in cash thus far in 1999 compared to 1998. These net uses of cash were partially offset by a net decrease in the use of cash for financing fees of $23.8 million in a comparison of the two periods.

LIQUIDITY

The Company's principal sources of liquidity are cash flow from operations and borrowings under the Company's existing bank facility. The Company's principal uses of cash will be debt service requirements, capital expenditures, acquisitions and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under its existing bank facility. In connection with future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or combination thereof. There can be no assurance that any such additional financing will be available to the Company on acceptable terms.

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

The total cost to standardize and upgrade all business computer systems is currently estimated to be $6.5 million and this project is virtually complete. Given the nature of this project and the fact that it addresses many issues in addition to preparing the Company for the Year 2000, it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. In compliance with generally accepted accounting principles, costs incurred by the Company for hardware, software and consultants are capitalized, while costs incurred in training employees are expensed as incurred. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the third quarter of 1999. Refer to the Company's discussion in its Annual Report on Form 10-K for the year ended December 31, 1998.

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


                                   THERMADYNE HOLDINGS CORPORATION



                                   By:   /s/  Randall E. Curran
                                      ------------------------------------------
                                         Randall E. Curran
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)




                                   By:   /s/ James H. Tate
                                      ------------------------------------------
                                         James H. Tate
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



Date: November 12, 1999

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



Date: November 12, 1999

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



Date: November 12, 1999

                               INDEX TO EXHIBITS



EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule