Form 10-K
period 1999-12-31
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2000-03-28
CIK 850660, 1063381, 1063382

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    Indicate by checkmark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $5.2 million based on the closing sales price of the Common Stock, on March 20, 2000.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,590,326 shares of Common Stock, outstanding at March 20, 2000.

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

BACKGROUND

     In 1999 the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A. ("Soltec"), a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Srl ("Tecmo"), a manufacturer of torches and plasma and laser consumables, located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

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

     The Company conducts its operations through the following subsidiaries:

     Thermal Dynamics -- Plasma Arc Cutting Products. Thermal Dynamics Corporation ("Thermal Dynamics"), located in West Lebanon, New Hampshire and founded in 1957, developed many of the early plasma cutting systems and maintains its position as a leading manufacturer of plasma cutting systems and replacement parts. Thermal Dynamics' product line ranges from a portable 12-amp unit to large 1,000-amp units. Thermal Dynamics' end users are engaged primarily in fabrication and repair of sheet metal and plate products found in fabricated structural steel and nonferrous metals, automotive products, appliances, sheet metal, heating, ventilation and air conditioning ("HVAC"), general fabrication, shipbuilding and general maintenance.

     Advantages of the plasma cutting process over other methods include faster cutting speeds, the ability to cut ferrous and nonferrous alloys and minimum heat distortion on the material being cut. Plasma cutting also permits metal cutting using only compressed air and electricity.

     Tweco -- Electric Arc Products and Arc Gouging Systems. Tweco Products, Inc. ("Tweco"), located in Wichita, Kansas and founded in 1936, manufactures a line of arc welding replacement parts and accessories, including electrode holders, ground clamps, cable connectors, terminal connectors and lugs and cable splicers, and a variety of automatic and semiautomatic welding guns and cable assemblies utilized in the arc welding process. Tweco also manufactures manual stick electrode holders, ground clamps and accessories. Manual stick welding is one of the oldest forms of welding and is used primarily by smaller welding shops which perform general repair, maintenance and fabrication work. Tweco's end users are primarily engaged in the manufacture or repair and maintenance of transportation equipment, including automobiles, trucks, aircraft, trains and ships; the manufacture of a broad range of machinery; and the production of fabricated metal products, including structural metal, hand tools and general hardware.

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

     Victor -- Oxy-Fuel Gas Products. Victor Equipment Company ("Victor") has plants in Abilene and Denton, Texas and Gallman, Mississippi, and was founded in 1913. Victor is a leading domestic manufacturer of gas-operated cutting and welding torches and gas and flow pressure regulation equipment. Victor's torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end users in the process control, electronics and other industries. Victor also manufactures a wide range of medical regulation equipment serving the oxygen therapy market, including home health care and hospitals.

     The torches produced by Victor are commonly referred to as oxy-fuel torches. These torches combine a mixture of oxygen and a fuel gas, typically acetylene, to produce a high-temperature flame. These torches are designed for maximum durability, repairability and performance utilizing patented built-in reverse flow check valves and flash arresters in several models. Victor also manufactures lighter-duty handheld heating, soldering and brazing torches. Pressure regulators, which are basically diaphragm valves, serve a broad range of industrial and specialty gas process control operations.

     The principal uses of the Victor torch are cutting steel in metal fabricating applications such as shipbuilding, construction of oil refineries, power plants and manufacturing facilities, and welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities.

     Victor sells its lighter-duty products to end-user customers principally engaged in the plumbing, refrigeration and heating, ventilation and air conditioning industries. The relative low cost, mobility and ease of use of Victor torches make them suitable for a wide variety of uses.

     Cigweld -- Electric Arc Products, Oxy-Fuel Products, Filler Metals, Gas Control Products and Safety Products. The business now known as Cigweld, located in Melbourne, Australia, and founded in 1922, is the leading Australian manufacturer of gas equipment and welding products.

     Cigweld manufactures arc welding equipment products for both the automatic arc and manual arc welding markets. The Cigweld range of automatic welding equipment includes packages specifically designed for particular market segments. End users of this product range include the rural market and the vehicle repair, metal fabrication, shipbuilding, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

     Cigweld manufactures a range of consumable products (filler metals) for manual and automatic arc and gas welding. The range of manual arc electrodes includes over 50 individual electrodes for different applications. Cigweld markets its manual arc electrodes under such brand names as Satincraft, Weldcraft, Ferrocraft(R), Alloycraft(R), Satincrome, Cobalarc(R), Castcraft and Weldall(R).

     For automatic and semiautomatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, principally under the Autocraft(R), Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc(R) brand names. For gas and TIG welding, Cigweld manufactures and supplies approximately 40 individual types of wires and solders for use in different applications. Cigweld's filler metals are manufactured to standards appropriate for their intended use, with the majority of products approved by agencies such as Lloyd's Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

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

     Cigweld also manufactures a range of gas control equipment including specialty regulators (for use with different gases, including oxygen, acetylene, liquefied petroleum gas, argon, carbon dioxide, nitrogen, air, helium, hydrogen, carbon monoxide, ethylene, ethane and nitrous oxide), manifold systems, cylinder valves and spares and natural gas regulators. Cigweld's gas control items are primarily sold to gas companies.

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

     Medical products are also manufactured by Cigweld in its manufacturing plant in Melbourne, Australia. These products are sold through distributors in the Australian market and exported through third-party distributors and related entities. The product range includes regulators, flowmeters, suction units, oxygen therapy, resuscitation and outlet valves for medical gas systems.

     C&G Systems -- Cutting Tables. C&G Systems Inc. ("C&G"), located in Itasca, Illinois, and founded in 1968, manufactures a line of mechanized cutting tables for fabricating sheet metal and metal plate. The machines utilize either oxy-fuel or plasma cutting torches produced by other divisions of the Company. C&G has a wide range of cutting tables from the relatively inexpensive cantilever type used in general fabrication and job shops to the large precision gantry type found in steel service centers and specialty cutting applications. These metal cutting tables can be used in virtually any metal fabrication plant.

     Stoody -- Hardfacing Products. Stoody Company ("Stoody"), located in Bowling Green, Kentucky and with operations founded in 1921, is a recognized world leader in the development and manufacture of hardfacing welding wires, electrodes and rods. While Stoody's primary product line is iron-based welding wires, Stoody also participates in the markets for cobalt-based and nickel-based electrodes, rods and wires, which are essentially protective overlays, deposited on softer base materials by various welding processes. This procedure, referred to as "hardfacing" or "surface treatment," adds a more resistant surface, thereby increasing the component's useful life. Lower initial costs, the ability to treat large parts, and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear resistant components. A variety of products have been developed for hardfacing applications in industries utilizing earth-moving equipment, agricultural tools, crushing components, and steel mill rolls, and in virtually all applications where metal is exposed to external wear factors.

     Thermal Arc -- Arc Welders, Plasma Welders and Wire Feeders. In 1997, the inverter and plasma arc welder business of Thermal Dynamics and the welding division of Prestolite Power Corporation ("Arcsys"), were combined to form Thermal Arc, Inc. ("Thermal Arc"). The combined operation is located in Troy, Ohio and produces a full line of inverter and transformer-based electric arc welders, plasma welders, engine-driven welders and wire feeders. Thermal Arc products compete in the marketplace for construction, industrial and automated applications, and serve a large and diverse user base.

     The inverter arc welding power machines use high-frequency power transistors to provide welding machines that are extremely portable and power-efficient when compared to conventional welding power sources. Plasma welding dramatically improves productivity for the end user. Additionally, conventional transformer-based machines provide a cost-effective alternative for markets where low cost and simplicity of maintenance are a high priority.

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

     Victor Gas Systems -- Cryogenic Pumps, Ambient and Electric Vaporizers and Automatic Cylinder Filling Systems. The operations of Victor Gas Systems, Inc. ("Victor Gas"), formerly known as Woodland

Cryogenics Company, commenced in 1986, and were acquired by the Company in November 1997. Victor Gas is a leading manufacturer, distributor and installer of cryogenic and high-pressure gas fill plants, vaporizers and pumps, and its products are used to control, mix and package both cryogenic and high-pressure gases into containment vessels such as gas cylinders.

     The principal uses of Victor Gas products are for the filling of cryogenic and high-pressure gases for applications in industrial, medical and specialty gas markets served by gas distributors and producers. Victor Gas has developed computerized filling equipment to maximize productivity while also offering conventional or manual filling equipment.

     Victor Brazil -- Oxy-Fuel Products and Cutting Tables. Thermadyne Victor Ltda. ("Victor Brazil"), with offices and manufacturing facilities located in Rio de Janeiro, Brazil, was acquired by the Company in 1998. Victor Brazil is the leading manufacturer of oxy-fuel products for industrial and medical use and of mechanized cutting tables for shaping and fabricating sheet metal and metal plate in South America.

     Victor Brazil primarily serves the Latin American market. The oxy-fuel product line is very competitive in the region and offers the customer a broad range of gas cutting and welding equipment. Metal fabricators of all sizes, including applications such as shipbuilding, steel construction, machinery manufacturing, pressure vessel producers, and steel mills, use the industrial oxy-fuel products. Hospitals, home care, and doctors' offices use the medical oxy-fuel products.

     The cutting table line of products uses either oxy-fuel or plasma cutting systems produced by Victor Brazil or other divisions of the Company. The line of products is oriented to the needs of the Latin American market. Inexpensive cantilever tables and higher-precision, computer numeric-controlled tables are produced by Victor Brazil. These products are used in all types of metal fabricating plants.

INTERNATIONAL BUSINESS

     The Company had aggregate international sales from continuing operations of approximately $198.9 million, $199.4 million and $220.2 million for the fiscal years ended December 31, 1999, 1998 and 1997, respectively, or approximately 38%, 37% and 42%, respectively, of net sales in each such period. The Company's international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. Additionally, as a result of the recent downturn in the Asian and certain South American economies, there may be a decrease in infrastructure development in these regions or an overall worldwide contraction of industrial development. The impact of decreased development could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's international sales consist of (a) export sales of Thermadyne products manufactured at domestic manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through overseas field representatives of Thermadyne International Corporation ("Thermadyne International"), a subsidiary of Thermadyne, and (b) sales of Thermadyne products manufactured at international manufacturing facilities, sold by Thermadyne's foreign subsidiaries. For further information concerning the international operations of the Company, see the notes to the consolidated financial statements of the Company included elsewhere herein.

     Thermadyne International was formed in 1980 to coordinate Thermadyne's efforts to increase international sales and sells cutting and welding products through independent distributors in more than 80 countries. In support of this effort, the Company operates distribution centers in Canada, Australia, Italy, Mexico, Japan, Singapore, Brazil, the Philippines, Malaysia, Indonesia and the United Kingdom and employs salespeople located in 23 additional countries.

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

DISTRIBUTION

     The Company's cutting and welding products are distributed through a domestic network of approximately 1,100 independent cutting and welding products distributors with over 2,800 locations that carry one or more of its product lines. Relationships with the distributors are maintained by a separate sales force for each of the Company's principal product lines. In addition, a national accounts group exists to support the sale of all of the Company's product lines to its major distributors. The Company's products are distributed internationally through a direct sales force and independent distributors.

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

     The Company also purchases certain products which it either uses in its manufacturing processes or resells. These products include, but are not limited to, electronic components, circuit boards, semiconductors, motors, engines, pressure gauges, springs, switches, lenses and chemicals. The Company believes its sources of such products are adequate to meet foreseeable demand.

RESEARCH AND DEVELOPMENT

     The Company has research and development groups for each of its product lines that primarily conduct process and product development to meet market needs. As of December 31, 1999, the Company employed approximately 125 persons in its research and development groups, most of whom are engineers.

EMPLOYEES

     As of December 31, 1999, the Company employed 3,196 people, of whom approximately 587 were engaged in sales and marketing activities, 173 were engaged in administrative activities, 2,342 were engaged in manufacturing activities and 94 were engaged in engineering activities. Labor unions represent none of the Company's workforce in the United States and virtually all of the manufacturing employees in its foreign operations. The Company believes that its employee relations are good. The Company has not experienced any significant work stoppages.

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

     The Company leases and maintains a 43,600-square-foot facility located in St. Louis, Missouri, which houses the executive offices of the Company and its operating subsidiaries, as well as all centralized services.

     The following table describes the location and general character of the Company's principal properties:

SUBSIDIARY/                                          BUILDING SPACE/                PROPERTY
LOCATION OF FACILITY                               NUMBER OF BUILDINGS                SIZE
--------------------                               -------------------              --------
Thermal Dynamics/West Lebanon, New
  Hampshire............................  187,000 sq. ft                             8.0 acres
                                         5 buildings (office, manufacturing,
                                         sales training, future expansion)

Tweco/Wichita, Kansas..................  220,816 sq. ft                            21.7 acres
                                         3 buildings (office, manufacturing,
                                         storage space)

Victor/Denton, Texas...................  222,403 sq. ft                            30.0 acres
                                         4 buildings (office, manufacturing,
                                         storage, sales training center)

Victor/Abilene, Texas..................  123,740 sq. ft                            32.0 acres
                                         1 building (office, manufacturing)
Victor Brazil/Rio de Janeiro, Brazil...  200,000 sq. ft                             6.0 acres
                                         6 buildings (office, manufacturing,
                                         warehouse)
Thermadyne Canada/Oakville, Ontario,
  Canada...............................  57,000 sq. ft                              8.3 acres
                                         1 building (office, warehouse)
Modern Engineering Company/Gallman,
  Mississippi..........................  60,000 sq. ft                              9.0 acres
                                         1 building (office, manufacturing)
Thermadyne Australia/Melbourne,
  Australia............................  588,000 sq. ft                            32.4 acres
                                         8 buildings (office, manufacturing,
                                         storage, research)
Comweld Philippines/Cebu,
  Philippines..........................  41,380 sq. ft                              1.2 acres
                                         1 building (office, manufacturing)
Comweld Indonesia/Jakarta, Indonesia...  52,500 sq. ft                              2.1 acres
                                         1 building (office, manufacturing)
Comweld Malaysia/Kuala Lumpur,
  Malaysia.............................  56,000 sq. ft,                             2.2 acres
                                         1 building (office, manufacturing,
                                         warehouse)
C&G/Itasca, Illinois...................  38,000 sq. ft                              2.0 acres
                                         1 building (office, manufacturing,
                                         future expansion)
Stoody/Bowling Green, Kentucky.........  185,000 sq. ft                            37.0 acres
                                         1 building (office, manufacturing)

SUBSIDIARY/                                          BUILDING SPACE/                PROPERTY
LOCATION OF FACILITY                               NUMBER OF BUILDINGS                SIZE
--------------------                               -------------------              --------
GenSet/Pavia, Italy....................  193,000 sq. ft                             7.9 acres
                                         2 buildings (office, manufacturing,
                                         warehouse)

OCIM/Milan, Italy......................  10,000 sq. ft                               0.5 acre
                                         1 building (office, manufacturing)

Thermal Arc/Troy, Ohio.................  120,000 sq. ft                             6.5 acres
                                         1 building (office, manufacturing,
                                         warehouse, sales training)
Victor Gas/Conshohocken,
  Pennsylvania.........................  18,000 sq. ft                              7.0 acres
                                         1 building (office, manufacturing)

     All of the above facilities are leased, except for the facilities located in Melbourne, Cebu, Pavia, Rio de Janeiro and Gallman, which are owned. The facility in Gallman is unoccupied and currently listed for sale. The Company also has additional assembly and warehouse facilities in Canada, the United Kingdom, Italy, Japan, Singapore, Mexico, the Philippines, Indonesia, Brazil and Australia.

     In addition, the Company has subleased 295,000 square feet of its 325,000-square-foot facility in City of Industry, California, which formerly was the manufacturing facility for certain products now manufactured at the Company's Bowling Green, Kentucky facility.

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

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes. The Company is currently not aware of any citations or claims filed against it by any local, state, federal and foreign governmental agencies, which, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

     The Company may be required to incur costs relating to remediation of properties, including properties at which the Company disposes waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. The Company is aware of environmental conditions at certain properties which it now owns or leases or previously owned or leased which are undergoing remediation. The Company does not believe that the cost of such remediation will have a material adverse effect on the Company's business, financial condition or results of operations.

     Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act and the equivalent state laws, provide for strict, joint and several liability for investigation and remediation of spills or other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by the Company or by its predecessors or previously owned business entities, as well as to conditions at properties at which wastes or other contamination attributable to the Company or its predecessors or previously owned business entities come to be located. The Company has in the past and may in the future be named a potentially responsible party at off-site disposal sites to which it has sent waste. The Company does not believe that the ultimate cost relating to such sites will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock began trading on The NASDAQ Stock Market ("NASDAQ") on May 17, 1994. On October 15, 1998 the NASDAQ delisted the Common Stock. Following its delisting from NASDAQ, the Common Stock traded in the over the counter market. The following table shows, for the periods indicated, the high and low sale prices of a share of the Common Stock for the fiscal years 1998 and 1999 as reported by published financial sources.

                                                              CLOSING SALE
                                                                PRICE($)
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1998
  First Quarter.............................................   34 1/4    28
  Second Quarter............................................   47        37 3/8
  Third Quarter.............................................   40 5/8    24
  Fourth Quarter............................................   29 1/16   15
1999
  First Quarter.............................................   20        13
  Second Quarter............................................   20        16
  Third Quarter.............................................   22 7/8    18 3/4
  Fourth Quarter............................................   23 1/2    19 1/2

     On March 20, 2000 the last reported bid price for the Common Stock as reported by published financial sources was $19.50 per share. As of March 10, 2000 there were approximately 84 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data for and as of each of the years in the five-year period ended December 31, 1999 set forth below has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements including the notes thereto in each case included elsewhere herein.

                                                       FISCAL YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                               1995(1)   1996(1)    1997      1998      1999
                                               -------   -------   -------   -------   -------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Operating Results Data:
  Net sales..................................  $ 316.8   $ 439.7   $ 520.4   $ 532.8   $ 521.1
  Cost of goods sold.........................    176.0     259.8     320.0     340.2     342.2
  Selling, general and administrative
     expenses................................     72.4      95.9     110.7     102.6      99.2
  Amortization of goodwill(2)................     92.9      83.0       1.6       1.5       1.6
  Amortization of intangibles(3).............     48.4      12.4       6.8       2.4       3.0
  Net periodic postretirement benefits.......      2.1       2.7       2.8       2.6       3.2
  Special charges............................      2.3        --        --      50.5      21.9
                                               -------   -------   -------   -------   -------
  Operating income (loss)....................    (77.3)    (14.1)     78.5      33.0      50.0
  Interest expense...........................     41.3      45.7      45.3      62.2      72.4
  Other expense, net.........................      4.8       3.7       4.6       5.6       3.1
  Income (loss) from continuing operations
     available to common shares..............   (131.8)    (62.9)     15.1     (46.2)    (34.3)
  Income (loss) per share from continuing
     operations:
     Basic...................................   (12.97)    (5.83)     1.36     (7.95)   (11.68)
     Diluted.................................   (12.97)    (5.83)     1.33     (7.95)   (11.68)
Consolidated Balance Sheet Data:
  Working capital(4).........................  $  52.3   $  67.6   $  88.5   $ 121.2   $ 121.3
  Total assets...............................    416.4     353.4     354.5     420.2     400.4
  Total debt.................................    456.5     421.3     358.1     710.7     729.4
  Total shareholders' equity (deficit).......   (132.2)   (185.3)   (162.8)   (496.3)   (534.1)
Consolidated Cash Flow Data:
  Net cash provided by (used in) operating
     activities..............................  $  31.2   $  21.5   $  15.0   $ (50.3)  $  53.9
  Net cash provided by (used in) investing
     activities..............................    (15.7)     18.7      36.8     (39.5)    (17.1)
  Net cash provided by (used in) financing
     activities..............................    (20.9)    (40.6)    (51.7)     89.7     (24.8)
Other Data:
  Adjusted EBITDA(5).........................  $  74.6   $  95.7   $ 102.1   $ 105.1   $  98.6
  Depreciation...............................      8.5      11.7      12.5      15.1      18.9
  Capital expenditures.......................      7.2      11.4      16.3      17.5      10.2

---------------

(1) In 1996 the Company announced plans to sell, and in 1997 consummated the sale of, its wear resistance business and in late 1995 announced its plans to sell, and in 1996 consummated the sale of, its gas containment and floor maintenance businesses. These businesses are accounted for as discontinued operations in the Company's consolidated financial statements.

(2) In conjunction with the Restructuring, the Company's assets and liabilities were revalued at the effective date thereof. The assets and liabilities were stated at their reorganization value. The portion of the reorganization value not attributable to specific assets was amortized over a three-year period.

(3) Includes $33.0 million in 1995 related to the write-down of intangible assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121.

(4) Excludes net assets of discontinued operations.

(5) "Adjusted EBITDA" is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

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

     The following is a discussion and analysis of the consolidated financial statements of the Company. The Company conducts its operations through its wholly owned subsidiary Thermadyne LLC. The accompanying consolidated financial statements for the Company and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by the Company, and therefore, a separate discussion of Thermadyne LLC is not presented.

     Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income
(loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

RESULTS OF OPERATIONS

     The following discussion of results of operations is presented for the fiscal years ended December 31, 1997, 1998 and 1999. The results of operations of the Company include the operations of GenSet, Arcsys, Victor Gas, Pro-tip, Mid-America, OCIM, Victor Brazil, Tecmo and Soltec from their respective dates of acquisition.

  1999 COMPARED TO 1998

  Net Sales

     Net sales for the year ended December 31, 1999 were $521.1 million compared to net sales of $532.8 million for the year ended December 31, 1998, a decrease of $11.7 million, or 2.2%. Domestic sales were $322.2 million, a decrease of $11.2 million from 1998 domestic sales of $333.4 million. This 3.4% decrease is the result of the continued weak demand in most of the Company's domestic industrial markets. International sales were $198.9 million in 1999 which is essentially equal to 1998 international sales of $199.4 million. Excluding the results of businesses acquired in Europe and South America in 1999, international sales decreased $17.1 million, or 8.6%. Sales in Asia and Canada increased in 1999, up 11.2% and 6.0%, respectively, over 1998 sales. Sales in Australia continue to decline, down 9.0% in 1999, as the

Australian economy remains weakened from the economic crisis that hit Asia and Australia in late 1997. Sales in Latin America increased 26.0% in a comparison of 1999 and 1998 due to acquisitions in the area since September 1998. Excluding the results of these acquired businesses, sales in Latin America decreased 14.4% in 1999. This decrease resulted from weak economic conditions prevalent throughout the region and unfavorable currency fluctuations, particularly the Brazilian real against the U.S. dollar. The increase in sales reported for Europe was 3.3%, but when excluding the results of an April 1999 acquisition, sales in Europe in 1999 actually decreased 8.1% due in large part to weak demand in many of the industrial sectors of the European market.

  Costs and Expenses

     Cost of goods sold as a percentage of sales was 65.7% and 63.9% for the years ended December 31, 1999 and 1998, respectively. A major Company initiative in 1999 was to reduce working capital levels. This included eliminating a large number of low-volume, nonstrategic items from the Company's product offerings and liquidating slow-moving and excess inventory. In addition, lower sales brought on by a depressed industrial economy have resulted in a more competitive, price-driven market. The focus on working capital and a decrease in sales have combined to lower the volume of product flowing through the factories and the related absorption of fixed factory overhead.

     Selling, general and administrative expenses were $99.2 million in 1999, a decrease of $3.4 million, or 3.3%, from $102.6 million in 1998. Excluding the incremental expenses related to acquisitions, this decrease is 5.7%. As a percentage of sales, selling, general and administrative expenses were 19.0% and 19.2% for the years ended December 31, 1999 and 1998, respectively. Cost reduction programs implemented in the past two years continue to produce positive results for the Company.

     Special charges of $21.9 million were recorded in 1999. These charges related to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes. In 1998, special charges of $50.5 million were recorded related to the Merger and headcount reductions.

     Interest expense was $72.4 million in 1999, an increase of $10.3 million, or 16.6%, from interest expense of $62.2 million in 1998. The average level of debt outstanding in 1999 was higher than that in 1998 as a result of the Merger in May 1998. Related amortization of deferred financing costs was also higher in 1999 as a result of the Merger, increasing $0.9 million to $3.6 million in 1999 compared to $2.7 million in 1998.

     An income tax provision of $8.8 million was recorded in 1999 on a pre-tax loss of $25.5 million. The 1999 income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to the issuance of warrants for the purchase of the Company's common stock, the disallowance of foreign losses and an increase in the valuation allowance for deferred tax assets. In 1998, an income tax provision of $11.4 million was reported on a pre-tax loss of $34.8 million. Non-deductible expenses recorded in connection with the Merger and an increase in the valuation allowance for deferred tax assets result in an income tax provision different than that determined by applying the U.S. federal statutory rate.

  Adjusted EBITDA

     Adjusted EBITDA in 1999 was $98.6 million, or 18.9% of net sales. In 1998, Adjusted EBITDA was $105.1 million, or 19.7% of net sales.

  1998 COMPARED TO 1997

  Net Sales

     Net sales from continuing operations for the year ended December 31, 1998 were $532.8 million, an increase of $12.3 million, or 2.4%, over net sales from continuing operations of $520.4 million for the year ended December 31, 1997. Domestic sales increased 10.6% in 1998, including $13.9 million related to acquisitions. Excluding acquisitions, domestic sales increased 6.0% in 1998, which is largely the result of successful new product introductions and marketing programs. International sales decreased 9.0% in a comparison of 1998 and 1997. Results in Asia and Australia continue to significantly impact consolidated results. Combined sales in those regions decreased 27.4% in 1998. Approximately 70% of this decrease related to changes in currency exchange rates. Also included in the overall 9.0% international sales decrease is $4.5 million in sales attributable to a recently acquired company in Brazil. Excluding the effects of the decreases in Asia and Australia, and the acquisition in Brazil, international sales increased 7.7% in 1998 compared to 1997.

  Costs and Expenses

     Cost of goods sold from continuing operations as a percentage of sales for the year ended December 31, 1998 was 63.9% compared to 61.5% for the year ended December 31, 1997. Acquisitions continue to put downward pressure on gross margins as the Company expands its product line in the cutting and welding industry which often includes adding lower gross margin businesses. Current sales mix is also influencing the gross margin percentage as the Company is experiencing growth in some of it's lower margin product lines, which results in a lower overall gross margin percentage. Cost of goods sold as a percentage of sales would have been 63.3%, excluding the effect of acquisitions.

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

     Interest expense increased $16.8 million in 1998 to $62.2 million, from $45.3 million in 1997. This 37.1% increase resulted from increased debt levels as a result of the Merger.

     Amortization of deferred financing costs was $2.7 million for the year ended December 31, 1998 compared to $1.6 million for the year ended December 31, 1997. This $1.1 million, or 70.1%, increase is a result of Merger-related debt placement costs.

     An income tax provision of $11.4 million was reported for the year ended December 31, 1998 on a pre-tax loss of $34.8 million. An income tax provision of $13.5 million was reported for the year ended December 31, 1997 on pre-tax income of $28.5 million. The 1998 income tax provision differs from the amount determined by applying the U.S. federal statutory rate to pre-tax loss primarily as a result of certain non-deductible expenses recorded in connection with the Merger as well as an increase in the valuation allowance for deferred tax assets. The 1997 income tax provision differs from the amount determined by applying the U.S. federal statutory rate to pre-tax income primarily as a result of non-deductible goodwill amortization and other non-deductible expenses.

  Adjusted EBITDA

     Adjusted EBITDA was $105.1 million, or 19.7% of net sales, for the year ended December 31, 1998. This compares to Adjusted EBITDA from continuing operations of $102.1 million for the year ended December 31, 1997, which is 19.6% of net sales.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows. Cash provided by operating activities was $53.9 million for the year ended December 31, 1999, an increase of $104.2 million over cash used by operating activities of $50.3 million for the year ended December 31, 1998. This increase in cash provided by operating activities is the result of an increase in earnings, adjusted for non-cash expenses, of $44.5 million plus a net decrease in operating assets and liabilities of $59.7 million in 1999 compared to 1998. The net loss reported in 1999 was $27.0 million less than that reported in 1998 primarily due to a decrease in special charges and extraordinary items of $43.8 million partially offset by increases in certain other expenses and non-cash items. A focus on reducing working capital provided a significant amount of cash in 1999. Net increases in cash flow in 1999, as compared to 1998, as a result of this initiative were $27.5 million in accounts receivable, $44.9 million in inventory and $7.9 million in accounts payable. Prepaid expenses and accrued interest were also net providers of cash in the amounts of $0.9 million and $2.4 million, respectively. These cash inflows were partially offset by increases in the use of cash of $13.3 million in accrued liabilities, $9.7 million in income taxes payable and $0.9 million in other long-term liabilities. The use of cash by accrued liabilities is the result of lower rebate and bonus accruals at December 31, 1999, compared to the prior year and the reduction of the severance and restructuring accruals due to payments throughout 1999. Net cash used in investing activities was $17.1 million in 1999, down $22.4 million from a $39.5 million use of cash in 1998. This decrease is primarily the result of the Company spending $13.1 million less on acquisitions and $7.3 million less on capital expenditures. Financing activities used $24.8 million in cash in the twelve months ended December 31, 1999, compared to providing cash of $89.7 million in the twelve months of the prior year. In 1999, $23.8 million was used in terminating the Company's accounts receivable securitization and an additional $0.9 million was used for financing fees. These uses of cash were offset by cash provided by net borrowings of $3.4 million, including $25.0 million in proceeds from the issuance of Junior Subordinated Notes, and other financing activities of $6.1 million. In 1998, the issuance of debt and equity securities in conjunction with the Merger provided $116.7 million in cash. This was partially offset by cash used for financing fees of $23.8 million and cash used in the accounts receivable securitization of $4.5 million.

     Capital Expenditures. The Company had $10.2 million of capital expenditures related to continuing operations in 1999. The Company's new senior secured loan facility (the "New Credit Facility") contains restrictions on the Company's ability to make capital expenditures. Based on present estimates, management believes that the amount of capital expenditures permitted to be made under the New Credit Facility will be adequate to maintain the properties and businesses of the Company's continuing operations.

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

     The term loan facility under the New Credit Facility consists of (i) a $100 million Term A loan, (ii) a $115 million Term B loan, and (iii) a $115 million Term C loan. The Term A loan will mature in 2004, the Term B loan will mature in 2005 and the Term C loan will mature in 2006. The New Credit Facility also includes a $100 million revolving credit facility, which is subject to increase by up to $25 million upon request by Thermadyne LLC and which will terminate six years after the closing date.

     On November 10, 1999, the Company amended the New Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the New Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's common stock.

     Thermadyne LLC's obligations under the New Credit Facility are secured by substantially all of the assets of Thermadyne LLC, including a pledge of the capital stock of all of its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. In addition, the Company has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. Such guarantee is the only recourse to the Company's pledge of all of the outstanding capital stock of Thermadyne LLC to secure Thermadyne LLC's obligations under the New Credit Facility. The New Credit Facility contains customary covenants and events of default including substantial restrictions on Thermadyne LLC's ability to make dividends or other distributions to the Company.

     Mercury issued 12 1/2% Senior Discount Debentures (the "Debentures") which became obligations of the Company following the Merger and are not guaranteed by Thermadyne LLC or any of its consolidated subsidiaries. The debentures will mature in 2008 and will not require cash interest payments until 2003. The debentures contain customary covenants and events of default, including covenants that limit the ability of the Company and its subsidiaries to incur debt, pay dividends and make certain investments.

     Thermadyne LLC and Thermadyne Capital issued 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"), which were guaranteed by certain of the Company's domestic subsidiaries. Interest on the Senior Subordinated Notes will be payable semiannually in cash. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the ability of Thermadyne LLC and its subsidiaries to incur debt, pay dividends and make certain investments.

     The Company anticipates that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

MARKET RISK AND RISK MANAGEMENT POLICIES

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company is also exposed to changes in interest rates from its long-term debt arrangements. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further discussion.

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

YEAR 2000 COMPLIANCE

  Year 2000 Issue

     To date, the Company has not experienced any material Year 2000 problems in products that it sells or in its internal systems. While we are not currently aware of any internal or external Year 2000 failures impacting our operations or those of our customers due to Year 2000 failures of our products, we continue to monitor the compliance of our products and internal systems, as well as third party software purchased from suppliers prior to January 1, 2000.

     Although we believe that we have successfully modified our products, services and internal systems as necessary to be Year 2000-compliant, we cannot be sure that our products or our internal systems do not contain undetected errors or defects associated with Year 2000 functions that may manifest themselves over time and may result in a material adverse impact on the Company's business, financial condition, or results of operations.

     With regard to the Company's products, the most likely worst-case scenario with respect to any Year 2000 problems will be insignificant given the mechanical nature of the vast majority of the products. With regard to the Company's internal systems, and products and services acquired from third-party suppliers, the most likely worst-case scenario will be a delayed Year 2000-related failure. Information technology staff have continued testing internal systems after the rollover date of January 1, 2000, and as of the date hereof, have detected no errors or malfunctions resulting from Year 2000 issues. Information technology staff will continue to monitor internal systems and investigate reports of Year 2000-related errors or failures in our products well into the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A substantial portion of the Company's operations consist of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia, Canada and South America. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, Italy, Indonesia, Malaysia, the Philippines and Brazil as well as in the United States. A substantial portion of the product manufactured in these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the U.S. are denominated in U.S. dollars which further limits the Company's exposure to changes in the exchange rates. The Company is most susceptible to a strengthening U.S. dollar and the negative effect when local currency financial statements are translated into U.S. dollars, the Company's reporting currency.

     The Company does not believe its exposure to transaction gains or losses resulting from changes in foreign currency exchange rates is material to its financial results. As a result, the Company does not actively try to manage its exposure through foreign currency forward or option contracts.

     The Company is also exposed to changes in interest rates primarily from its long-term financial arrangements which are predominantly denominated in U.S. dollars. At December 31, 1999, the Company had approximately $294.8 million of variable rate U.S. debt. The Company limited its exposure to variations in the interest rate by entering into an interest rate swap arrangement effective January 1, 1999, with respect to approximately $61.5 million of this debt. The Company also has approximately $19.9 million and $10.5 million of variable rate debt denominated in Australian dollars and Italian lira, respectively. A hypothetical 100 basis point increase in the Company's variable borrowing rates would result in an increase in interest expense of approximately $2.6 million for the year ended December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-54 thereof.

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

NAME                                     AGE                        POSITION(S)
----                                     ---                        -----------
Randall E. Curran......................  45    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital, Chairman of the Board, President and Chief
                                                 Executive Officer
James H. Tate..........................  52    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital, Senior Vice President and Chief Financial
                                                 Officer
Peter T. Grauer........................  54    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital
William F. Dawson, Jr. ................  35    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital
John F. Fort III.......................  58    Director of the Company
Harold A. Poling.......................  74    Director of the Company
Lawrence M.v.D. Schloss................  45    Director of the Company
Stephanie N. Josephson.................  46    Vice President, General Counsel and Corporate
                                               Secretary
Thomas C. Drury........................  43    Vice President, Human Resources
Robert D. Maddox.......................  40    Vice President and Corporate Controller

     Mr. Curran has been a Director of the Company since February 1994 and was elected Chairman of the Board and Chief Executive Officer in February 1995, having previously served as President of the Company from August 1994 and as Executive Vice President and Chief Operating Officer of the Company from February 1994. From 1992 to 1994 Mr. Curran was President of the cutting and welding division of the Company. From 1986 to 1992, Mr. Curran was Chief Financial Officer of the Company and/or its predecessors. Prior to 1986, Mr. Curran held various executive positions with Cooper Industries, Inc. Mr. Curran presently serves on the boards of directors of Insilco Holding Co. and the Whitfield School.

     Mr. Tate has been a Director of the Company since October 1995. He was elected Senior Vice President and Chief Financial Officer of the Company in February 1995, having previously served as Vice President of the Company and Vice President and Chief Financial Officer of the Company's subsidiaries since April 1993. Prior to joining the Company, Mr. Tate was employed by the accounting firm of Ernst & Young LLP for eighteen years, the last six of which he was a partner. Mr. Tate currently serves on the board of directors of Rowe International, Inc.

     Mr. Grauer has been a Director of the Company since May 1998. Mr. Grauer has been a Managing Director of DLJ Merchant Banking II, Inc. ("DLJMB II Inc.") (and its predecessor) since September 1992. Mr. Grauer is a director of Doane Pet Care Enterprises, Inc., Total Renal Care Holdings, Inc., Formica Corporation and Bloomberg, Inc.

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

     Mr. Fort has been a Director of the Company since May 1998. Mr. Fort is currently Chairman of the Board of Mueller-Grinnel Corp. and Insilco Corp. Mr. Fort retired as Chairman of the Board of Tyco International Ltd. in January of 1993. In 1964, after receiving degrees in Aeronautical Engineering and Industrial Management from Princeton and the MIT Sloan School, respectively, he joined the Simplex Wire & Cable Company (now a subsidiary of Tyco). Mr. Fort held a broad range of positions throughout his thirty years at Tyco. He currently holds directorships at Tyco International, Ltd., Roper Industries, Manufacturers Services, Ltd. and DeCrane Aircraft Holding Co. He is an active participant on advisory boards at MIT, Princeton University, Full Circle Investments and the Appalachian Mountain Club.

     Mr. Poling has been a Director of the Company since May 1998. Mr. Poling retired as Chairman of the Board and Chief Executive Officer of Ford Motor Company on January 1, 1994, a position he held since 1990. Mr. Poling is a director of Shell Oil Company, Flint Ink Corporation, the Kellogg Company and Meritor Automotive, Inc. He is a board consultant for the LTV Corporation, a member of the DLJ Executive Advisory Board and a member of the board of directors and trustee of William Beaumont Hospital. Mr. Poling is a director of the Monmouth (Ill.) College Senate and a member of the Dean's Advisory Council for the Indiana University School of Business. He was national chairman of Indiana University's Annual Fund campaigns from 1986-88.

     Mr. Schloss has been a Director of the Company since May 1998. Mr. Schloss has been the Managing Partner of DLJMB II Inc. since November 1995. Prior to November 1995, he was the Chief Operating Officer and a Managing Director of DLJ Merchant Banking, Inc. Mr. Schloss currently serves as Chairman of the Board of McCulloch Corporation and as a director of Merrill Corporation.

     Ms. Josephson, having previously been elected Corporate Counsel and Corporate Secretary of the Company in March 1995, was elected Vice President and General Counsel in April 1995. Prior to joining the Company, Ms. Josephson was Corporate Counsel for Mills & Partners, Inc. from 1993 to 1995 and an Adjunct Professor at Saint Louis University School of Business in the MBA program from 1991 to 1993. Prior thereto, Ms. Josephson was employed in Houston, Texas as Counsel for Cooper Industries, Inc. and in private practice with the law firms Andrews & Kurth and Weycer and Kaplan from 1979 to 1991.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services in all capacities to the Company and its subsidiaries for the years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                         ANNUAL          ------------
                                                      COMPENSATION        SECURITIES     ALL OTHER
                                                  --------------------    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION(S)             YEAR   SALARY($)   BONUS($)    OPTIONS(#)       ($)(1)
------------------------------             ----   ---------   --------   ------------   ------------
Randall E. Curran........................  1999    564,724    134,600           --         37,289
  Chairman of the Board, President and     1998    538,400    506,634       99,397         36,282
  Chief Executive Officer                  1997    517,847    538,400       30,600         33,807

James H. Tate............................  1999    316,962     58,313           --         19,590
  Director, Senior Vice President and
     Chief                                 1998    294,741    219,488       51,686         19,230
  Financial Officer                        1997    275,093    188,614       27,000         18,039

Stephanie N. Josephson...................  1999    208,962     28,188           --         10,833
  Vice President, General Counsel and      1998    181,577     94,935       10,603         10,248
  Corporate Secretary                      1997    168,719     84,625       10,000         10,210

Thomas C. Drury..........................  1999    173,269     23,375           --          8,275
  Vice President -- Human Resources        1998    150,481     78,279       10,603          7,292
                                           1997    132,206     66,479       10,000          7,444

Robert D. Maddox.........................  1999    173,269     23,375           --          6,955
  Vice President and Controller            1998    150,481     78,279       10,603          6,854
                                           1997    134,254     67,417        5,000          7,749

---------------

(1) All other compensation includes group life insurance premiums paid by the Company and contributions made on behalf of the Named Executive Officers to the Company's 401(k) retirement and profit sharing plan. The amounts of insurance premiums paid and 401(k) contributions made on behalf of the Named Executive Officers for 1999 are as follows: Mr. Curran $5,148 and $32,141, respectively; Mr. Tate, $3,497 and $16,093, respectively; Ms. Josephson, $1,716 and $9,117, respectively; Mr. Drury, $859 and $7,416, respectively; and Mr. Maddox, $389 and $6,566, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR

     No stock options were granted to the Named Executive Officers in 1999.

     The following table provides information related to the number and value of options held by the Named Executive Officers at the end of 1999. On December 31, 1999, the last reported close price for the Common Stock was $19.50.

                         FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                      UNDERLYING                 VALUE OF UNEXERCISED
                                                UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS
                                                   FISCAL YEAR-END                AT FISCAL YEAR-END
                                             ----------------------------    ----------------------------
                                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
NAME                                             (#)             (#)             ($)             ($)
----                                         -----------    -------------    -----------    -------------
Randall E. Curran..........................    17,891          81,506              --              --
James H. Tate..............................     9,303          42,383              --              --
Stephanie N. Josephson.....................     1,908           8,695              --              --
Thomas C. Drury............................     1,908           8,695              --              --
Robert D. Maddox...........................     1,908           8,695              --              --

     All options currently outstanding were granted under the Management Incentive Plan. For a discussion of the Management Incentive Plan, see "Employment Arrangements".

EMPLOYMENT ARRANGEMENTS

     Employment Contracts. The employment agreements with Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson have an original termination date of May 22, 2001; however, such agreements automatically renew for an additional year on each May 22 beginning in 1999 so that a new three-year term begins upon each extension (unless the agreements are earlier terminated as provided therein). Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson serve in their current executive capacities with the Company as a requirement of their respective employment agreements.

     Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson are entitled to annual base salaries (subject to increase at the Board of Directors' discretion) of $575,000, $326,500, $178,500, $178,500 and $215,300, respectively. In addition, Messrs. Curran, Tate, Drury and Maddox and Ms. Josephson are eligible to participate in an annual bonus plan providing for an annual bonus opportunity of not less than 100%, 75%, 55%, 55% and 55%, respectively, of such executive's base salary. Each executive is also entitled to such benefits as are customarily provided to the executives of the Company and its subsidiaries. All five executives are required to devote all of their business time and attention to the business of the Company and its subsidiaries.

     Each employment agreement provides that if the executive's employment ceases as a result of disability or death, the executive or the executive's estate, heirs or beneficiaries, as the case may be, will continue to receive the executive's then current salary for a period of 24 months from the date of his or her disability or death. If the executive's employment is terminated by the Company for Cause (as defined in each employment agreement) or voluntarily by the executive for any reason other than death, disability or upon a constructive termination (which includes, among other things, reduction of compensation, title, position or duties) the executive will not be entitled to receive compensation or any accrued benefits after the date of termination. If the executive's employment is terminated by the Company without Cause or is terminated by the executive upon a constructive termination, the executive will continue to receive his or her then current salary and other benefits provided by the agreement during the unexpired term of the agreement.

     Management Incentive Plan. The Management Incentive Plan provides for the granting of options to acquire up to 500,000 shares of Common Stock to certain officers and employees of the Company. All options are non-qualified stock options granted at 100% of the fair market value on the grant date. In fiscal 1999, options to purchase approximately 19,700 shares of Common Stock were granted under the Management Incentive Plan to certain officers and employees of the Company at an exercise price of $34.50 per option share. These options vest pro rata over five years. Pursuant to the terms of the Management Incentive Plan, options granted to certain members of senior management provide for both a "Time Vesting Option" and a "Cliff Vesting Option." Under the Time Vesting Option, the option vests and is exercisable with respect to 20% of the shares subject to the option on the day it was granted. Then, on each of the first five anniversaries from that date the Time Vesting Option was granted, an additional 16% of the shares subject to the option vests and becomes exercisable as long as the option recipient is still employed by the Company or its subsidiaries. The Cliff Vesting Option becomes vested and exercisable with respect to 20% of the shares on the thirtieth day after the availability of the audited financial statements for each of the fiscal years ended December 31, 1998 through December 31, 2002, provided that the option recipient is still employed by the Company or its subsidiaries on such date of determination, and further provided, that the targeted implied common equity value of the Company was met for such fiscal year. If the targeted implied common equity value of the Company is not attained for any fiscal year ending on or before December 31, 2002, the Cliff Vesting Option will be treated as vested and exercisable if the target is attained for any subsequent year as long as the option recipient is still employed by the Company or its subsidiaries on such date of determination. If, after eight years from receipt of the Cliff Vesting Option, all shares subject to such option have not vested, such shares shall become fully vested and exercisable as long as the option recipient is still employed by the Company or its subsidiaries on such date.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or any of its subsidiaries during 1999.

COMPENSATION OF DIRECTORS

     Other than Messrs. Curran, Tate, Dawson, Schloss and Grauer, each director of the Company is entitled to receive a $12,000 annual retainer plus a $1,000 fee for each regular meeting of the Board of Directors attended and a $500 fee for each meeting of a board committee attended. Additionally, certain non-employee directors (as described in the Thermadyne Holdings Corporation 1998 Non-Employee Directors Stock Option Plan (the "Directors Plan")) are eligible to receive options under the Directors Plan. The Directors Plan provides that certain non-employee directors shall receive options to purchase 3,000 shares of Common Stock upon becoming a director and options to purchase 500 shares of Common Stock each year thereafter. All options are non-qualified stock options granted at 100% of the fair market value on the grant date. During 1999, the Board of Directors awarded each of Messrs. Fort and Poling options to purchase 500 shares of Common Stock at $34.50 per share pursuant to the Directors Plan. Directors also are reimbursed for all reasonable travel and other expenses of attending meetings of the Board of Directors or committees of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 2, 2000, certain information regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) by each director or director nominee of the Company, (iii) by each executive officer named in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K and (iv) by all current directors and executive officers of the Company as a group. Other than as set forth below, no director, director nominee, or executive officer of the Company is the beneficial owner of any shares of Common Stock. The Company believes that, unless otherwise noted, each person shown in the following table has sole voting and sole investment power with respect to the shares indicated.

                                                              BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
NAME OF                                                         NUMBER     PERCENT OF
BENEFICIAL OWNER                                              OF SHARES     CLASS(1)
----------------                                              ----------   -----------
DLJ Merchant Banking Partners II, L.P. and related
  investors(2)..............................................  3,399,089       84.4%
Magten Asset Management Corp................................    267,339        7.4%
  35 East 21st Street
  New York, NY 10010(3)
Randall E. Curran(4)........................................     75,117        2.1%
James H. Tate(5)............................................     27,930          *
Peter T. Grauer(6)..........................................         --          *
William F. Dawson, Jr.(6)...................................         --          *
John F. Fort III(7).........................................      8,500          *
Harold A. Poling(8).........................................     55,400        1.5%
Lawrence M.v.D. Schloss(6)..................................         --          *
Stephanie N. Josephson(9)...................................     14,126          *
Thomas C. Drury(10).........................................     11,556          *
Robert D. Maddox(11)........................................     12,124          *
All directors and executive officers as a group (10
  persons)(6)(12)...........................................    204,753        5.6%

---------------

  *  Represents less than 1%.

 (1) Based on 3,590,326 shares of Common Stock outstanding at March 2, 2000 and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

 (2) Consists of shares held directly by DLJMB and the following investors related to DLJMB: DLJ Offshore Partners II, C.V. ("Offshore"), a Netherlands Antilles limited partnership, DLJ Diversified Partners, L.P. ("Diversified"), a Delaware limited partnership, DLJMB Funding II, Inc. ("Funding"), a Delaware corporation, DLJ Merchant Banking Partners II-A, L.P. ("DLJMBPIIA"), a Delaware limited partnership, DLJ Diversified Partners-A, L.P. ("Diversified A"), a Delaware limited partnership, DLJ Millennium Partners, L.P. ("Millennium"), a Delaware limited partnership, DLJ Millennium Partners-A, L.P. ("Millennium A"), a Delaware limited partnership, DLJ EAB Partners, L.P. ("EAB"), a Delaware limited partnership, UK Investment Plan 1997 Partners ("UK Partners"), a Delaware partnership, DLJ First ESC L.P. ("DLJ First ESC"), a Delaware limited partnership, and DLJ ESC II, L.P. ("DLJ ESC II"), a Delaware limited partnership. DLJMB, Offshore, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, EAB, DLJ First ESC and DLJ ESC II are herein referred to as the "DLJ Funds."The address of each of DLJMB, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, EAB, DLJ First ESC and DLJ ESC II is 277 Park Avenue, New York, New York 10172. The address of Offshore is John B. Gorsiraweg, 14 Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Includes 436,965 shares of Common Stock issuable upon exercise of warrants that are currently exercisable.

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

 (4) Includes 25,843 shares of Common Stock issuable to Mr. Curran upon the exercise of vested stock options or stock options that will vest within 60 days.

 (5) Includes 13,438 shares of Common Stock issuable to Mr. Tate upon the exercise of vested stock options or stock options that will vest within 60 days.

 (6) Messrs. Grauer, Dawson and Schloss are officers of DLJMB II Inc., the general partner of DLJMB. Share data shown for such individuals excludes shares shown as held by the DLJMB Funds, as to which such individuals disclaim beneficial ownership.

 (7) Includes 3,500 shares of Common Stock issuable to Mr. Fort upon the exercise of vested stock options or stock options that will vest within 60 days.

 (8) Includes 3,500 shares of Common Stock issued to Mr. Poling upon the exercise of vested stock options or stock options that will vest within 60 days.

 (9) Includes 2,756 shares of Common Stock issuable to Ms. Josephson upon the exercise of vested stock options or stock options that will vest within 60 days.

(10) Includes 2,756 shares of Common Stock issuable to Mr. Drury upon the exercise of vested stock options or stock options that will vest within 60 days.

(11) Includes 2,756 shares of Common Stock issuable to Mr. Maddox upon the exercise of vested stock options or stock options that will vest within 60 days.

(12) Includes 54,549 shares of Common Stock issuable upon the exercise of vested stock options or stock options that will vest within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 22, 1999, the DLJ Funds purchased, for an aggregate purchase price of $25,000,000, pursuant to a Subscription Agreement ("Subscription Agreement") among the Company, Thermadyne Mfg. LLC (the "Subsidiary") and the DLJ Funds [defined elsewhere] dated December 22, 1999, a principal amount of $25,000,000 Junior Subordinated Notes due 2009 (the "Notes") of the Subsidiary and warrants to purchase 436,965 shares ("Warrants"). Each Warrant is exercisable at a price of $0.01 per Warrant Share (as defined below), subject to adjustment. The investment of additional capital in the Company and the Subsidiary was used for general corporate purposes.

     The Company, the Subsidiary and the DLJ Funds have entered into a Registration Rights Agreement which grants the holders of 50% or more of the Notes or Warrants the right to demand the Company or the Subsidiary, as the case may be, to effect a registration of the Notes or Warrants under the Securities Act of 1933, as amended (the "Act"). The Company is obliged to effect one demand registration for the Warrants and the Subsidiary is obliged to effect up to two demand registrations for the Notes. If any Warrants are included in a demand registration, the Company must prepare a shelf registration statement under Rule 415 of the Act permitting the resale of Warrants and the shares issuable upon exercise of the warrants ("Warrant Shares") and must use its best efforts to cause the warrant shelf registration statement to be declared effective within 90 days of the time such demand registration is effected. The Company must keep the warrant shelf registration statement effective until the earlier of (i) two years following the date as of which no Warrants remain outstanding and (ii) if all of the Warrants expire unexercised, December 15, 2009.

     The Company's registration obligations in respect of the Warrants shall expire on the earlier of (i) the date on which each Warrant or Warrant Share has been disposed of in accordance with a warrant registration statement or when such Warrant Share is issued upon exercise of a Warrant in accordance with a registration statement and (ii) the date on which each Warrant or Warrant Share is distributed to the public pursuant to Rule 144 under the Act. The Subsidiary's registration obligations in respect of the Notes shall expire on the earlier of (i) the date on which each Note has been disposed in accordance with a note registration statement and (ii) the date on which each Note is distributed to the public pursuant to Rule 144 under the Act.

     The Registration Rights Agreement also grants "piggy-back" rights to the DLJ Funds to participate in certain registration statements filed by Thermadyne in respect of any equity securities of the Company. The Registration Rights Agreement also contains a "lock-up" provision pursuant to which the DLJ Funds may be restricted from transferring Notes or Warrants in public sales during an underwriter's public offering of Notes or Warrants.

     Pursuant to a letter agreement dated January 16, 1998 (the "Engagement Letter"), DLJMB engaged DLJSC to act as DLJMB's exclusive financial advisor for a period of five years (the "Engagement Period") with respect to the review and analysis of financial and structural alternatives available to the Company. DLJMB's obligations under the Engagement Letter have since been assumed by the Company.

     As compensation for the services to be provided by DLJSC under the Engagement Letter, DLJSC is entitled to receive an annual advisory fee of $300,000, payable quarterly in equal installments of $75,000. DLJSC is also entitled to reimbursement for all of its out-of-pocket expenses incurred in connection with its engagement.

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

     The Company has agreed to indemnify and hold harmless DLJSC and its affiliates, and the respective directors, officers, agents and employees of DLJSC and its affiliates (each, an "Indemnified Person") from and against any losses, claims, damages, judgments, assessments, costs and other liabilities and will reimburse such Indemnified Persons for all fees and expenses (including the reasonable fees and expenses of counsel) as they are incurred in investigating, preparing, pursuing or defending any claim, action, proceeding or investigation arising out of or in connection with advice or services rendered or to be rendered by any Indemnified Person pursuant to the Engagement Letter, the transactions contemplated by the Engagement Letter or any Indemnified Person's action or inactions in connection with any such advice, services or transactions, other than liabilities or expenses that are determined by a judgment of a court of competent jurisdiction to have resulted solely from such Indemnified Person's gross negligence or willful misconduct.

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

     Messrs. Grauer, Dawson and Schloss, directors of the Company, are officers of DLJMB II Inc., which is an affiliate of each of DLJMB, DLJSC, DLJ Capital Funding, Inc. and DLJ Bridge Finance, Inc.

     The Company has entered into the Investors' Agreement with the DLJMB Funds and the senior executive officers of the Company. The Investors' Agreement, among other things, contains provisions regarding the composition of the Board of Directors of the Company, grants the parties thereto certain registration rights and contains provisions requiring the senior executive officers parties thereto to sell their shares of Common Stock in connection with certain sales of the Common Stock by the DLJMB Funds and granting the senior executive officers parties thereto the right to include a portion of their shares of Common Stock in certain sales of the Common Stock by the DLJMB Funds.

     In 1998, Messrs. Curran, Tate, Maddox and Drury and Ms. Josephson received secured, non-recourse loans from the Company in the amount of $1,249,890, $367,606, $237,630, $223,222 and $288,413, respectively, to purchase shares of the Company. The current principal balances of the loans are $1,284,957, $377,920, $244,297, $229,485 and $296,505, respectively. The loans bear interest at the rate of 5.69% per annum and are due in full on May 22, 2006. Upon the termination of a participant's employment with the Company, other than as a result of the participant's death, any outstanding loan will become due and payable.

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

REPORTS ON FORM 8-K

     None.

EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
           2.1           -- First Amended and Restated Plan of Reorganization of TDII
                            Company under Chapter 11 of the Bankruptcy Code,
                            confirmed by the United States Bankruptcy Court, District
                            of Delaware, on January 18, 1994.(1)
           2.2           -- Agreement and Plan of Merger, dated as of January 20,
                            1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
           2.3           -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
           2.4           -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
           3.1           -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation.(included in Exhibit 2.4)
           3.2           -- Bylaws of Thermadyne Holdings Corporation.(3)
           3.3           -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
           3.4           -- Bylaws of Thermadyne Capital Corp.(4)
           3.5           -- Limited Liability Company Agreement of Thermadyne Mfg.
                            LLC.(4)
           4.1           -- Indenture, dated as of May 22 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
           4.2           -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holdings Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
           4.3           -- Form of 12 1/2% Senior Discount Debenture.(3)
           4.4           -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
           4.5           -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
           4.6           -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes Due November 1, 2003.(1)
           4.7           -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
           4.8           -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
           4.9           -- Form of 9 7/8% Senior Subordinated Notes.(3)
           4.10          -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
           4.11+         -- Subscription Agreement dated December 22, 1999, among
                            Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                            the buyers named therein.
           4.12+         -- Registration Rights Agreement dated December 22, 1999,
                            among Thermadyne Mfg. LLC, Thermadyne Holdings
                            Corporation, and the buyers named therein.
           4.13+         -- Form of Indenture relating to Junior Subordinated Notes.
           4.14+         -- Form of Warrants (included in Exhibit 4.11).
           4.15+         -- Form of Junior Subordinated Notes (included in Exhibit
                            4.11).
          10.1           -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)
          10.2           -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)
          10.3           -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)
          10.4           -- Schedule of substantially identical lease agreements.(5)
          10.5           -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
          10.6           -- Schedule of substantially identical lease guaranties.(5)
          10.7           -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
          10.8           -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          10.9           -- Receivables Purchase Agreement, dated as of December 28,
                            1994, among Thermadyne Receivables, Inc., as Transferor,
                            and NationsBank of Virginia, N.A., as Trustee.(6)
          10.10          -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
          10.11          -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
          10.12          -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
          10.13          -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)
          10.14          -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
          10.15+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
          10.16+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
          10.17+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
          10.18+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
          10.19+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
          10.20+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
          10.21+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)
          10.22+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)
          10.23+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)
          10.24+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
          10.25+         -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
          10.26+         -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)
          10.27          -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
          10.28          -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          10.29+         -- First Amendment to Credit Agreement, dated as of November
                            10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                            Ltd., GenSet S.P.A. and Thermadyne Welding Products
                            Canada Limited, as Borrowers, Various Financial
                            Institutions, as Lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, Societe Generale, as Documentation
                            Agent, and ABN Amro N.V., as Administrative Agent.
          10.30          -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
          10.31          -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
          21.1           -- Subsidiaries of Thermadyne Holdings Corporation.*
          23.1           -- Consent of Ernst & Young LLP, Independent Auditors.*
          27.1           -- Financial Data Schedule.*

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

                        THERMADYNE HOLDINGS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Thermadyne Holdings Corporation
  Report of Ernst & Young LLP, Independent Auditors.........  F-2
  Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997......................  F-4
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 1999, 1998, and
     1997...................................................  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Thermadyne Mfg. LLC
  Report of Ernst & Young LLP, Independent Auditors.........  F-26
  Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................  F-27
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997......................  F-28
  Consolidated Statements of Shareholder's Equity (Deficit)
     for the years ended December 31, 1999, 1998, and
     1997...................................................  F-29
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997......................  F-30
  Notes to Consolidated Financial Statements................  F-31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 11, 2000

                        THERMADYNE HOLDINGS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $  13,321      $   1,319
  Accounts receivable, less allowance for doubtful accounts
     of $3,275 and $2,852, respectively.....................      94,731         87,905
  Inventories...............................................     100,831        122,733
  Prepaid expenses and other................................       5,954          7,365
                                                               ---------      ---------
          Total current assets..............................     214,837        219,322
Property, plant and equipment, at cost, net.................      93,811        104,997
Deferred financing costs, net...............................      20,459         23,118
Intangibles, at cost, net...................................      40,170         39,159
Deferred income taxes.......................................      29,105         32,402
Other assets................................................       2,014          1,251
                                                               ---------      ---------
          Total assets......................................   $ 400,396      $ 420,249
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................   $  41,773      $  44,170
  Accrued and other liabilities.............................      27,052         36,444
  Accrued interest..........................................       3,080          3,154
  Income taxes payable......................................       9,575          5,211
  Current maturities of long-term obligations...............      12,080          9,180
                                                               ---------      ---------
          Total current liabilities.........................      93,560         98,159
Long-term obligations, less current maturities..............     717,322        701,529
Other long-term liabilities.................................      62,172         62,834
Redeemable preferred stock (paid in kind), $0.01 par value,
  15,000,000 shares authorized and 2,000,000 shares issued
  and outstanding at December 31, 1999 and 1998.............      61,430         54,053
Shareholders' equity (deficit):
  Common stock, $.01 par value, 30,000,000 and 25,000,000
     shares authorized, 3,590,326 and 3,236,898 shares
     issued and outstanding, at December 31, 1999 and 1998,
     respectively...........................................          36             32
  Additional paid-in capital................................    (111,444)      (116,551)
  Accumulated deficit.......................................    (394,819)      (360,520)
  Management loans..........................................      (3,966)        (3,753)
  Accumulated other comprehensive loss......................     (23,895)       (15,534)
                                                               ---------      ---------
          Total shareholders' deficit.......................    (534,088)      (496,326)
                                                               ---------      ---------
          Total liabilities and shareholders' deficit.......   $ 400,396      $ 420,249
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Net sales...............................................    $521,115       $532,777       $520,440
Operating expenses:
  Cost of goods sold....................................     342,250        340,236        320,120
  Selling, general and administrative expenses..........      99,151        102,554        110,696
  Amortization of goodwill..............................       1,575          1,524          1,591
  Amortization of other intangibles.....................       3,047          2,360          6,776
  Net periodic postretirement benefits..................       3,200          2,550          2,750
  Special charges.......................................      21,886         50,523             --
                                                            --------       --------       --------
Operating income........................................      50,006         33,030         78,507
Other income (expense):
  Interest expense......................................     (72,439)       (62,151)       (45,325)
  Amortization of deferred financing costs..............      (3,590)        (2,700)        (1,587)
  Other.................................................         531         (2,939)        (3,051)
                                                            --------       --------       --------
Income (loss) from continuing operations before income
  taxes and extraordinary item..........................     (25,492)       (34,760)        28,544
Income tax provision....................................       8,807         11,415         13,475
                                                            --------       --------       --------
Income (loss) from continuing operations before
  extraordinary item....................................     (34,299)       (46,175)        15,069
Discontinued operations:
  Gain on sale of discontinued operations, net of income
     taxes of $12,623...................................          --             --         16,015
  Income from discontinued operations, net of income
     taxes..............................................          --             --          3,173
                                                            --------       --------       --------
Income (loss) before extraordinary item.................     (34,299)       (46,175)        34,257
Extraordinary item -- loss on early extinguishment of
  long-term debt, net of income tax benefit of $8,151...          --        (15,137)            --
                                                            --------       --------       --------
Net income (loss).......................................     (34,299)       (61,312)        34,257
Preferred stock dividends (paid in kind)................       7,377          4,053             --
                                                            --------       --------       --------
Net income (loss) applicable to common shares...........    $(41,676)      $(65,365)      $ 34,257
                                                            ========       ========       ========
Basic earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations..............    $ (11.68)      $  (7.95)      $   1.36
  Net income (loss).....................................    $ (11.68)      $ (10.35)      $   3.09
Diluted earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations..............    $ (11.68)      $  (7.95)      $   1.33
  Net income (loss).....................................    $ (11.68)      $ (10.35)      $   3.01

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                            ADDITIONAL                              COMPREHENSIVE
                                   COMMON    PAID-IN     ACCUMULATED   MANAGEMENT      INCOME
                                   STOCK     CAPITAL       DEFICIT       LOANS         (LOSS)         TOTAL
                                   ------   ----------   -----------   ----------   -------------   ---------
January 1, 1997..................   $110    $ 143,237     $(333,465)    $    --       $  4,849      $(185,269)
Comprehensive income (loss):
  Net income.....................     --           --        34,257          --             --         34,257
  Other comprehensive
     loss -- foreign currency
     translation.................     --           --            --          --        (17,623)       (17,623)
                                                                                                    ---------
Comprehensive income.............                                                                      16,634
                                                                                                    ---------
Exercise of stock options........      1        1,498            --          --             --          1,499
Stock issued under employee stock
  purchase plan..................      1        1,993            --          --             --          1,994
Recognition of net operating loss
  carryforwards..................     --        2,295            --          --             --          2,295
                                    ----    ---------     ---------     -------       --------      ---------
December 31, 1997................    112      149,023      (299,208)         --        (12,774)      (162,847)
Comprehensive loss:
  Net loss.......................     --           --       (61,312)         --             --        (61,312)
  Other comprehensive
     loss -- foreign currency
     translation.................     --           --            --          --         (4,150)        (4,150)
                                                                                                    ---------
Comprehensive loss...............                                                                     (65,462)
                                                                                                    ---------
Exercise of stock options........     --          624            --          --             --            624
Merger...........................    (80)    (262,145)           --      (3,632)         1,390       (264,467)
Interest on management loans.....     --           --            --        (121)            --           (121)
Accretion of preferred stock.....     --       (4,053)           --          --             --         (4,053)
                                    ----    ---------     ---------     -------       --------      ---------
December 31, 1998................     32     (116,551)     (360,520)     (3,753)       (15,534)      (496,326)
Comprehensive loss:
  Net loss.......................     --           --       (34,299)         --             --        (34,299)
  Other comprehensive
     loss -- foreign currency
     translation.................     --           --            --          --         (8,361)        (8,361)
                                                                                                    ---------
Comprehensive loss...............                                                                     (42,660)
                                                                                                    ---------
Exercise of warrants.............      4           (4)           --          --             --             --
Issuance of warrants.............     --        9,175            --          --             --          9,175
Interest on management loans.....     --           --            --        (213)            --           (213)
Accretion of preferred stock.....     --       (7,377)           --          --             --         (7,377)
Recognition of net operating loss
  carryforwards..................     --        3,313            --          --             --          3,313
                                    ----    ---------     ---------     -------       --------      ---------
December 31, 1999................   $ 36    $(111,444)    $(394,819)    $(3,966)      $(23,895)     $(534,088)
                                    ====    =========     =========     =======       ========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                    DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                                    -----------------   -----------------   -----------------
Cash flows provided by (used in) operating
  activities:
Net income (loss).................................      $(34,299)           $(61,312)           $ 34,257
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Net periodic postretirement benefits..........         3,200               2,550               2,750
    Depreciation..................................        18,860              15,089              12,448
    Amortization of goodwill......................         1,575               1,524               1,591
    Amortization of other intangibles.............         3,047               2,360               6,776
    Non-cash interest expense.....................        13,134               7,270                  --
    Amortization of deferred financing costs......         3,590               2,700               1,587
    Recognition of net operating loss
      carryforwards...............................         3,313                  --               2,343
    Deferred income taxes.........................         3,468               3,185              (1,836)
    Loss on asset disposal........................         2,740                  --                  --
    Issuance of stock warrants....................         9,175              12,190                  --
    Non-cash portion of extraordinary item........            --              (2,272)                 --
    Non-cash charges for discontinued
      operations..................................            --                  --               1,621
    Gain on sale of discontinued operations.......            --                  --             (16,015)
  Changes in operating assets and liabilities:
    Accounts receivable...........................        19,239              (8,251)            (19,905)
    Inventories...................................        25,425             (19,487)            (17,228)
    Prepaid expenses and other....................         1,638                 728              (1,628)
    Accounts payable..............................        (3,751)            (11,610)             20,605
    Accrued and other liabilities.................       (10,453)              2,809              (5,757)
    Accrued interest..............................           (71)             (2,429)               (258)
    Income taxes payable..........................        (1,818)              7,920              (3,498)
    Other long-term liabilities...................        (4,126)             (3,272)             (3,152)
    Discontinued operations.......................            --                  --                 285
                                                        --------            --------            --------
         Total adjustments........................        88,185              11,004             (19,271)
                                                        --------            --------            --------
         Net cash provided by (used in) operating
           activities.............................        53,886             (50,308)             14,986
                                                        --------            --------            --------
Cash flows provided by (used in) investing
  activities:
  Capital expenditures, net.......................       (10,168)            (17,506)            (16,339)
  Change in other assets..........................        (1,046)             (3,046)              4,162
  Acquisitions, net of cash.......................        (5,886)            (18,953)            (37,895)
  Investing activities of discontinued
    operations....................................            --                  --              (1,680)
  Proceeds from sale of discontinued operations...            --                  --              88,543
                                                        --------            --------            --------
         Net cash provided by (used in) investing
           activities.............................       (17,100)            (39,505)             36,791
                                                        --------            --------            --------
Cash flows provided by (used in) financing
  activities:
  Change in long-term receivables.................          (353)                638                 170
  Repayment of long-term obligations..............       (23,166)           (408,970)           (131,486)
  Borrowing of long-term obligations..............        26,535             753,865              72,855
  Issuance of common stock........................             4              90,624               3,069
  Issuance of preferred stock.....................            --              50,000                  --
  Repurchase of common stock......................            --            (368,815)                 --
  Change in accounts receivable securitization....       (23,843)             (4,462)              5,676
  Financing fees..................................          (901)            (23,824)                 --
  Financing activities of discontinued
    operations....................................            --                  --              (2,808)
  Other...........................................        (3,060)                595                 808
                                                        --------            --------            --------
         Net cash provided by (used in) financing
           activities.............................       (24,784)             89,651             (51,716)
                                                        --------            --------            --------
Net increase (decrease) in cash and cash
  equivalents.....................................        12,002                (162)                 61
Cash and cash equivalents at beginning of year....         1,319               1,481               1,420
                                                        --------            --------            --------
Cash and cash equivalents at end of year..........      $ 13,321            $  1,319            $  1,481
                                                        ========            ========            ========

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

2. RECENT EVENTS

  Special Charges

     Special charges of $21.9 million were recorded in 1999 and relate to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes. In 1998, special charges of $50.5 million were recorded related to the merger of the Company and headcount reductions.

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

     Mercury issued approximately $94.6 million aggregate proceeds of 12 1/2% Senior Discount Debentures due 2008 (the "Debentures"). In connection with the Merger, Holdings succeeded to the obligations of Mercury with respect to the Debentures. The DLJMB Funds also purchased 2,608,696 shares of common stock of Mercury ("Mercury Common Stock"), 2,000,000 shares of preferred stock of Mercury ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB Warrants") for approximately $140 million. As a result of the Merger, the proceeds of such purchases became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of Holdings ("Holdings Preferred Stock") and each DLJMB Warrant to acquire Mercury Common Stock became exercisable for an equal number of shares of Holdings Common Stock. In addition, in

                        THERMADYNE HOLDINGS CORPORATION
connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately $3.6 million was provided through non-recourse loans from Holdings (the "Management Loans"). The Management Loans have a term of eight years and bear interest at the rate of 5.69% compounded annually.

     As a result of these transactions, the Company experienced an approximate 85% ownership change, the DLJMB Funds obtained ownership of approximately 80.6% of the Company's outstanding common stock, and the Company became highly leveraged. The Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sales and purchases of the Company's common stock have been accounted for as capital transactions at amounts paid to or received from stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly affected by the transaction.

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

  Acquisitions

     In 1999 the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A., a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Srl, a manufacturer of torches and plasma and laser consumables, located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

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

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve

                        THERMADYNE HOLDINGS CORPORATION
months ended December 31, 1999, 1998 and 1997 have not been presented, since they would not have differed materially from actual results.

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

     Sales from the discontinued business totaled $76,163 for the year ended December 31, 1997. Certain expenses were allocated to discontinued operations including interest expense, which was allocated on a ratio of earnings before interest, taxes, depreciation and amortization for the year presented. Interest expense allocated to discontinued operations was $2,048 for the year ended December 31, 1997. Income (loss) from discontinued operations included in the accompanying Consolidated Statements of Operations includes immaterial amounts of income taxes.

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

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $42,179 and $56,183 at December 31, 1999 and 1998, respectively.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 years; and machinery and equipment -- two to ten years. Property, plant and equipment recorded under capital leases is depreciated using the lower of either the lease term or the underlying assets useful life.

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of assembled workforces, customer and distributor relationships, patented and unpatented technology, and goodwill. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions is amortized over 40 years. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial

                        THERMADYNE HOLDINGS CORPORATION
reporting purposes and their tax bases and carryforward items. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

     During 1999, 1998 and 1997, total comprehensive income (loss) amounted to $(42,660), $(65,462) and $16,634, respectively.

     Earnings Per Share. Basic and diluted earnings per share is calculated in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share". All earnings per share amounts for all periods have been presented to conform to the requirements of Statement 128. The effects of options, warrants and convertible securities have not been considered for the years ended December 31, 1999 and 1998 because the result would be anti-dilutive.

                                                             1999         1998         1997
                                                          ----------   ----------   -----------
Basic earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations before
     extraordinary item.................................  $   (11.68)  $    (7.95)  $      1.36
  Discontinued operations...............................          --           --          1.73
                                                          ----------   ----------   -----------
  Income (loss) before extraordinary item...............      (11.68)       (7.95)         3.09
  Extraordinary item -- loss on early extinguishment of
     long-term debt.....................................          --        (2.40)           --
                                                          ----------   ----------   -----------
Net income (loss).......................................  $   (11.68)  $   (10.35)  $      3.09
                                                          ==========   ==========   ===========
Diluted earnings (loss) per share amounts applicable to
  common shares:
  Income (loss) from continuing operations before
     extraordinary item.................................  $   (11.68)  $    (7.95)  $      1.33
  Discontinued operations...............................          --           --          1.68
                                                          ----------   ----------   -----------
  Income (loss) before extraordinary item...............      (11.68)       (7.95)         3.01
  Extraordinary item -- loss on early extinguishment of
     long-term debt.....................................          --        (2.40)           --
                                                          ----------   ----------   -----------
          Net income (loss).............................  $   (11.68)  $   (10.35)  $      3.01
                                                          ==========   ==========   ===========
Weighted average shares -- basic earnings per share.....   3,567,087    6,317,568    11,072,088
Effect of dilutive securities:
Employee stock options..................................          --           --       296,109
                                                          ----------   ----------   -----------
Weighted average shares -- diluted earnings per share...   3,567,087    6,317,568    11,368,197
                                                          ==========   ==========   ===========

                        THERMADYNE HOLDINGS CORPORATION

     Stock-Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for these stock option grants in accordance with Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants.

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these investments.

     The following table shows the interest and taxes paid (refunded) during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
Interest........................................    $53,071        $57,407        $48,683
Taxes...........................................      2,663           (989)        12,276

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholders' equity (deficit) designated "Foreign currency translation." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are discussed in Note 13.

     Interest Rate Swap. The Company uses an interest rate swap to manage its cost of borrowing on a portion of its floating rate debt, as required by its credit facility.

     Recent Accounting Pronouncements. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

4. ACCOUNTS RECEIVABLE

     The Company was party to a trade accounts receivable securitization agreement whereby it sold on an ongoing basis, through November 15, 1999, participation interests in up to $50,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement was subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $23,843 at December 31, 1998. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense was incurred on participation interests at the rate of one-month LIBOR plus 50 basis points, per annum.

                        THERMADYNE HOLDINGS CORPORATION

     On January 31, 2000, the Company entered into a similar accounts receivable securitization agreement for a three year period, whereby it will sell participation interests in up to $45,000 of designated accounts receivable. The terms, eligibility criteria and accounting treatment have not materially changed. Interest expense will be incurred at the rate of one-month LIBOR plus 65 basis points, per annum.

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                                1999       1998
                                                              --------   --------
Raw materials...............................................  $ 26,707   $ 31,189
Work-in-process.............................................    23,718     27,414
Finished goods..............................................    51,278     65,623
                                                              --------   --------
                                                               101,703    124,226
LIFO reserve................................................      (872)    (1,493)
                                                              --------   --------
                                                              $100,831   $122,733
                                                              ========   ========

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                                1999       1998
                                                              --------   --------
Land........................................................  $ 15,148   $ 15,478
Building....................................................    35,080     41,555
Machinery and equipment.....................................   102,428     91,372
                                                              --------   --------
                                                               152,656    148,405
Accumulated depreciation....................................   (58,845)   (43,408)
                                                              --------   --------
                                                              $ 93,811   $104,997
                                                              ========   ========

     Assets recorded under capitalized leases were $19,245 ($13,835 net of accumulated depreciation) and $17,556 ($13,619 net of accumulated depreciation) at December 31, 1999 and 1998, respectively.

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                                1999       1998
                                                              --------   --------
Goodwill....................................................  $ 36,673   $ 35,795
Other.......................................................    14,399     12,914
                                                              --------   --------
                                                                51,072     48,709
Accumulated amortization....................................   (10,902)    (9,550)
                                                              --------   --------
                                                              $ 40,170   $ 39,159
                                                              ========   ========

                        THERMADYNE HOLDINGS CORPORATION

8. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, is as follows:

                                                                1999       1998
                                                              --------   --------
Revolving Credit Facility...................................  $     --   $ 14,000
Term A Facility -- United States............................    68,250     70,000
Term A Facility -- Australia................................    19,943     19,480
Term A Facility -- Italy....................................     8,771     10,410
Term B Facility.............................................   113,275    114,425
Term C Facility.............................................   113,275    114,425
Senior subordinated notes, due June 1, 2008, 9 7/8% interest
  payable semiannually on June 1 and December 1.............   207,000    207,000
Debentures, due June 1, 2008, 12 1/2% interest payable
  semiannually on June 1 and December 1.....................   115,015    101,881
Subordinated notes, due November 1, 2003, 10.75% interest
  payable semiannually on May 1 and November 1..............    37,060     37,060
Junior subordinated notes due December 15, 2009, 15%
  interest payable quarterly on March 15, June 15, September
  15 and December 15........................................    25,000         --
Capital leases..............................................    18,333     17,804
Other.......................................................     3,480      4,224
                                                              --------   --------
                                                               729,402    710,709
Current maturities..........................................   (12,080)    (9,180)
                                                              --------   --------
                                                              $717,322   $701,529
                                                              ========   ========

     At December 31, 1999, the schedule of principal payments on long-term debt, excluding capital lease obligations, is as follows:

2000.....................................................   $ 11,854
2001.....................................................     17,661
2002.....................................................     25,014
2003.....................................................     71,825
2004.....................................................     75,678
Thereafter...............................................    509,037

New Credit Facility

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agrees, at the time of Thermadyne LLC's request, to provide it. At December 31, 1999, the Company had $10,323 of standby letters of credit outstanding under the Revolving Credit Facility. Unused borrowing capacity under the Revolving Credit Facility was $89,677.

                        THERMADYNE HOLDINGS CORPORATION

     On November 10, 1999, the Company amended the New Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the New Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's common stock. At December 31, 1999, the prime rate was 8.5%.

     Prior to the amendment of the New Credit Facility applicable margins were
(i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans.

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

     The Term Loan Facility is subject to the following amortization schedule:

YEAR                                              TERM LOAN A   TERM LOAN B   TERM LOAN C
----                                              -----------   -----------   -----------
1...............................................       0.0%          1.0%          1.0%
2...............................................       5.0%          1.0%          1.0%
3...............................................      10.0%          1.0%          1.0%
4...............................................      20.0%          1.0%          1.0%
5...............................................      25.0%          1.0%          1.0%
6...............................................      40.0%          1.0%          1.0%
7...............................................        --          94.0%          1.0%
8...............................................        --            --          93.0%
                                                     -----         -----         -----
                                                     100.0%        100.0%        100.0%
                                                     =====         =====         =====

     The Term Loan Facility is subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions,
(ii) with 100% of the net cash proceeds of asset sales and casualty events, subject to certain exceptions, (iii) with 50% of Thermadyne LLC's excess cash flow (as defined in the New Credit Facility) to the extent that the Leverage Ratio (as defined in the New Credit Facility) exceeds 3.5 to 1.0, and (iv) with 50% of the net cash proceeds from the issuance of equity to the extent that the Leverage Ratio exceeds 4.0 to 1.0. Thermadyne LLC's obligations under the New Credit

                        THERMADYNE HOLDINGS CORPORATION

Facility are secured by a first-priority perfected lien on: (i) substantially all domestic property and assets, tangible and intangible (other than accounts receivable sold or to be sold into the accounts receivable program and short-term real estate leases), of Thermadyne LLC and its domestic subsidiaries (other than the special purpose subsidiaries involved in the accounts receivable program); (ii) the capital stock of (a) Thermadyne LLC held by Holdings and (b) all subsidiaries of Thermadyne LLC (provided that no more than 65% of the equity interest in non-U.S. subsidiaries held by Thermadyne LLC and its domestic subsidiaries and no equity interests in subsidiaries held by foreign subsidiaries are required to be pledged); and (iii) all intercompany indebtedness. Holdings has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. In addition, obligations under the New Credit Facility are guaranteed by all domestic subsidiaries.

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

  Interest Rate Swap

     At December 31, 1999, the Company has an interest rate swap agreement outstanding with a notional amount of $61,500, which matures in January of 2000, under which the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement converted a portion of the credit facility from a floating rate obligation to a fixed rate obligation. The fair market value of the interest rate swap is estimated based on current interest rates, and was $1,419 at December 31, 1999. The Company is subject to loss if the counterparty to this agreement does not perform. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. This agreement is accounted for on the accrual basis.

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

Debentures

     Holdings has outstanding $115,015 of Debentures. The Debentures initially are limited in aggregate principal amount at maturity to $174 million. The Debentures were issued at $94.6 million, a substantial discount from their principal amount at maturity. Until June 1, 2003, no interest will accrue on the

                        THERMADYNE HOLDINGS CORPORATION

Debentures, but the accreted value will increase (representing amortization of original issue discount) between the date of original issuance and June 1, 2003, on a semiannual bond equivalent basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Debentures on June 1, 2003. Beginning on June 1, 2003, interest on the Debentures will accrue at the rate of 12 1/2% per annum and will be payable in cash semiannually in arrears on June 1 and December 1, commencing on December 1, 2003, to holders of record on the immediately preceding May 15 and November 15. Interest on the Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from June 1, 2003. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Subject to certain covenants, additional notes may be issued under the Indenture having the same terms in all respects as the Debentures.

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

Junior Subordinated Notes

     Thermadyne LLC has outstanding $25.0 million of Junior Subordinated Notes (the "Junior Notes") with detachable warrants for the purchase of the Company's common stock. The Junior Notes are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to all existing and future senior and senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option, may pay interest in additional Junior Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Notes is prohibited under the terms of the New Credit Facility, interest shall be paid by the issuance of additional Junior Notes.

     The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair values of the Senior Subordinated Notes, the Debentures and the subordinated notes were based on the most recent market information available, and are estimated to be 86%, 68.8% and 92.25% of their current carrying values at December 31, 1999, or $178,020, $79,130 and $34,188, respectively. The fair value of the Junior Notes is estimated to be their carrying value since these notes have not traded since their issuance in December 1999. The fair values of the credit agreement and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

9. REDEEMABLE PREFERRED STOCK

     Holdings has outstanding 2,000,000 shares of Holdings Preferred Stock, par value $0.01 per share, with an initial liquidation preference of $25.00 per share. Holdings Preferred Stock accrues dividends at a rate equal to 13% per annum, computed on the basis of a 360-day year. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Prior to the fifth anniversary of the issuance of the Holdings Preferred Stock, dividends are payable through increases in the liquidation preference of the Holdings Preferred Stock or, at the election of the holders, dividends may be payable by the issuance of additional shares. Following the fifth anniversary of the issuance, dividends shall be payable in cash. The Holdings Preferred Stock is mandatorily redeemable on May 15, 2010 at a redemption price of 100% of the

                        THERMADYNE HOLDINGS CORPORATION
liquidation preference plus accrued and unpaid dividends. In the event of a change in control, the Holdings Preferred Stock is mandatorily redeemable at a redemption price of 101% of the liquidation preference plus accrued and unpaid dividends. The Holdings Preferred Stock may be redeemed by Holdings prior to May 15, 2001, in whole, at a redemption price per share equal to 113% of the liquidation preference per share plus accrued and unpaid dividends with the proceeds of a public equity offering. In addition, the Holdings Preferred Stock may be redeemed at any time on or after May 15, 2003, in whole, at certain established redemption prices. Holders of a majority of the outstanding shares of Holdings Preferred Stock will have the right to elect two members to the board of directors of Holdings upon the failure of Holdings to pay cash dividends for more than four consecutive quarters or six quarters, satisfy mandatory redemption obligations, provide required notices or comply with certain other specified provisions relating to the Holdings Preferred Stock. This right terminates and the term of the additional directors ceases upon cure. In addition, Holdings cannot amend, alter or repeal any provision that would adversely affect the preferences, rights or powers of the Holdings Preferred Stock or create, authorize or issue any class of stock ranking prior to or on a parity with the Holdings Preferred Stock without the written consent of a majority of the holders.

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

     Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.3%, 5.6% and 6.1%; a dividend yield of 0.0% for each year presented; volatility factors of the expected market price of the Company's common stock of 0.65, 0.35, and 0.38; and a weighted-average expected life of the options of six years for each year presented.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1999           1998           1997
                                                    ------------   ------------   ------------
Pro forma net income (loss) applicable to common
  shares..........................................    $(42,476)      $(66,166)      $32,239
Pro forma net income (loss) per share:
  Basic...........................................      (11.91)        (10.47)         2.91
  Diluted.........................................      (11.91)        (10.47)         2.84

                        THERMADYNE HOLDINGS CORPORATION

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

     Information regarding stock options is summarized as follows:

                                            1999                            1998                            1997
                                 ---------------------------   ------------------------------   -----------------------------
                                            WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                 OPTIONS     EXERCISE PRICE      OPTIONS      EXERCISE PRICE     OPTIONS      EXERCISE PRICE
                                 --------   ----------------   -----------   ----------------   ----------   ----------------
Outstanding -- beginning of
  year.........................   326,566        $34.50          1,061,217        $16.91           963,055        $14.27
Granted........................    20,700         34.50            328,866         34.50           217,200         27.00
Exercised......................        --            --            (27,549)        12.17           (87,255)        12.38
Canceled or forfeited..........    (3,910)        34.50         (1,035,968)        17.08           (31,783)        18.32
                                 --------                      -----------                      ----------
Outstanding-end of year........   343,356         34.50            326,566         34.50         1,061,217         16.91
                                 ========                      ===========                      ==========
Exercisable at end of year:
  1993 Management Plan.........        --                               --                         430,399
  1995 Directors Plan..........        --                               --                          23,000
  1996 Employee Plan...........        --                               --                          39,355
  1998 Management Plan.........    57,354                           30,213                              --
  1998 Directors Plan..........     7,000                            6,000                              --
Reserved for future grants:
  1993 Management Plan.........        --                               --                          15,704
  1995 Directors Plan..........        --                               --                          22,000
  1996 Employee Plan...........        --                               --                         470,500
  1998 Management Plan.........   163,644                          179,434                              --
  1998 Directors Plan..........    13,000                           14,000                              --
Weighted-average fair value of
  options granted during the
  year.........................  $  11.83                      $     15.16                      $    13.14
Weighted-average remaining
  contractual life of options
  (years)......................       8.5                              9.4                             7.2

                        THERMADYNE HOLDINGS CORPORATION

11. LEASES

     Future minimum lease payments related to continuing operations under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2000........................................................  $  3,884    $ 7,171
2001........................................................     3,776      6,321
2002........................................................     3,813      5,420
2003........................................................     4,056      4,869
2004........................................................     4,477      4,209
Thereafter..................................................    41,969     23,841
                                                              --------
          Total minimum lease payments......................    61,975
Amount representing interest................................   (43,642)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $226...............................  $ 18,333
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $7,347, $9,528 and $9,358 for the years ended December 31, 1999, 1998 and 1997, respectively.

12. INCOME TAXES

     Pre-tax income (loss) from continuing operations was taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                      -----------------   -----------------   -----------------
Domestic............................      $ (7,228)           $(27,450)           $ 31,104
Foreign.............................       (18,264)             (7,310)             (2,560)
                                          --------            --------            --------
  Income (loss) before income
     taxes..........................      $(25,492)           $(34,760)           $ 28,544
                                          ========            ========            ========

     The provision (benefit) for income taxes charged to continuing operations is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                      -----------------   -----------------   -----------------
Current:
  Federal...........................       $  240              $  (768)            $11,014
  Foreign...........................        2,206                1,458               1,064
  State and local...................          400                  350                 927
                                           ------              -------             -------
          Total current.............        2,846                1,040              13,005
                                           ------              -------             -------
Deferred............................        5,961               10,375                 470
                                           ------              -------             -------
                                           $8,807              $11,415             $13,475
                                           ======              =======             =======

                        THERMADYNE HOLDINGS CORPORATION

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  9,126   $  8,862
  Accrued liabilities.......................................     4,685      7,482
  Intangibles...............................................     8,535      8,781
  Deferred interest.........................................     6,770      2,412
  Other.....................................................       480      1,489
  Fixed assets..............................................     7,090      6,769
  Net operating loss carryforwards..........................    37,711     35,654
                                                              --------   --------
          Total deferred tax assets.........................    74,397     71,449
  Valuation allowance for deferred tax assets...............   (41,493)   (35,519)
                                                              --------   --------
          Net deferred tax assets...........................    32,904     35,930
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     3,800      3,528
                                                              --------   --------
          Total deferred tax liabilities....................     3,800      3,528
                                                              --------   --------
          Net deferred tax asset............................  $ 29,104   $ 32,402
                                                              ========   ========

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                      -----------------   -----------------   -----------------
Tax at U.S. statutory rates.........       $(8,922)           $(12,166)            $ 9,991
Nondeductible goodwill amortization
  and other nondeductible
  expenses..........................         1,032               2,660               2,048
Change in valuation allowance.......         5,000              12,000                  --
Foreign tax rate differences and
  nonrecognition of foreign tax loss
  benefits..........................         8,225               1,032                 833
Issuance of warrants................         3,212                  --                  --
Nondeductible merger costs..........            --               7,662                  --
State income taxes, net of federal
  tax benefit.......................           260                 227                 603
                                           -------            --------             -------
                                           $ 8,807            $ 11,415             $13,475
                                           =======            ========             =======

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $108,000 available for U.S. federal income tax purposes which expire beginning 2001. Utilization of the majority of these net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

                        THERMADYNE HOLDINGS CORPORATION

     The Company's foreign subsidiaries have undistributed earnings at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make a matching contribution of 50% of the first 6% of the voluntary employee contribution. Total expense for this plan related to continuing operations was approximately $2,223, $2,115, and $2,628 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Employee Stock Purchase Plan. The Employee Stock Purchase Plan was canceled in connection with the Merger. For the plan year ended December 31, 1997, 1,098 employee participants purchased 82,085 shares at an aggregate purchase price of $1,989.

     Pension Plans. The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. There was no prepaid benefit cost at December 31, 1999 or 1998. Accrued benefit liabilities at December 31, 1999 and 1998 were $192 and $336, respectively. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 1999 and 1998 was $6 and $5, respectively. There were no accrued benefit liabilities at December 31, 1999 or 1998.

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

                        THERMADYNE HOLDINGS CORPORATION

     The following table provides a reconciliation of benefit obligations, plan assets and status of the Pension and Other Postretirement Benefit Plans as recognized in the Company's Consolidated Balance Sheet for the years ended December 31, 1999 and 1998:

                                                                                  OTHER
                                                                             POSTRETIREMENT
                                                       PENSION BENEFITS         BENEFITS
                                                       -----------------   -------------------
                                                        1999      1998       1999       1998
                                                       -------   -------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year............  $41,702   $44,439   $ 12,774   $ 12,010
  Service cost.......................................      989     1,057        761      1,218
Participant contributions............................      732       795         --         --
Interest cost........................................    2,514     2,424        842      1,330
Actuarial (gain) loss................................     (209)     (266)       872       (870)
Foreign currency exchange rate changes...............    1,643    (1,507)        --         --
Benefits paid........................................   (6,889)   (5,240)    (2,244)      (914)
                                                       -------   -------   --------   --------
Benefit obligation at end of year....................  $40,482   $41,702   $ 13,005   $ 12,774
                                                       =======   =======   ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year.....  $45,266   $44,399
Actual return on plan assets.........................    8,040     3,968
Sponsor contributions................................      798     3,086
Participant contributions............................      732       795
Benefits paid........................................   (6,889)   (5,240)
Foreign currency exchange rate changes...............    1,890    (1,632)
Administrative expenses..............................     (118)     (110)
                                                       -------   -------
Fair value of plan assets at end of year.............  $49,719   $45,266
                                                       =======   =======
Funded status of the plan (underfunded)..............  $ 9,237   $ 3,564   $(13,005)  $(12,774)
  Unrecognized net actuarial loss (gain).............   (3,333)      989    (10,807)    (9,426)
  Unrecognized prior service cost....................       76        99     (1,272)    (1,927)
                                                       -------   -------   --------   --------
  Prepaid (accrued) benefit cost.....................  $ 5,980   $ 4,652   $(25,084)  $(24,127)
                                                       =======   =======   ========   ========
Weighted-average assumptions as of December 31:
  Discount rate......................................        8%        7%         8%         7%
  Expected return on plan assets.....................        8%        8%       N/A        N/A
  Rate of compensation increase......................        3%        3%       N/A        N/A

     Net periodic pension and other postretirement benefit costs include the following components:

                                             PENSION BENEFITS              OTHER BENEFITS
                                        ---------------------------   -------------------------
                                         1999      1998      1997      1999      1998     1997
                                        -------   -------   -------   -------   ------   ------
Components of the net periodic
  benefit cost:
  Service cost.......................   $   989   $ 1,057   $ 1,259   $   761   $1,218   $1,255
  Interest cost......................     2,514     2,424     3,045       842    1,330    1,496
  Expected return on plan assets.....    (3,733)   (3,366)   (3,644)       --       --       --
  Recognized (gain) loss.............        --        --        --     1,698        2       (1)
  Amortization of prior service
     cost............................        --         2         3        --       --       --
  Prior service cost recognized......        23        23        23      (101)      --       --
                                        -------   -------   -------   -------   ------   ------
Benefit cost (credit)................   $  (207)  $   140   $   686   $ 3,200   $2,550   $2,750
                                        =======   =======   =======   =======   ======   ======

                        THERMADYNE HOLDINGS CORPORATION

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% in 1999, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% in 1998 and 10.5% in 1997. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  1999....................................................      $  309          $  (240)
Effect on postretirement benefit obligation as of December
  31, 1999................................................       1,436           (1,188)

14. SEGMENT INFORMATION

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

                        THERMADYNE HOLDINGS CORPORATION

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                  ALL OTHER
                             UNITED                               GEOGRAPHIC
                             STATES    EUROPE    AUSTRALIA/ASIA    REGIONS       OTHER     CONSOLIDATED
                            --------   -------   --------------   ----------   ---------   ------------
1999
Revenue from external
  customers...............  $343,521   $56,449      $ 76,763       $44,382     $      --     $521,115
Intersegment revenues.....    34,290    15,678         2,819           414       (53,201)          --
Depreciation and
  amortization of
  intangibles.............    11,164     2,737         4,603           590         4,388       23,482
Operating income (loss)...    71,941     3,109        (5,576)       (1,460)     (118,020)     (50,006)
Identifiable assets.......   146,860    54,756        91,949        32,213        74,618      400,396
Capital Expenditures......     5,047       644         2,623         1,317           537       10,168
1998
Revenue from external
  customers...............   363,371    54,657        82,238        32,511            --      532,777
Intersegment revenues.....    39,715    14,355         4,447            --       (58,517)          --
Depreciation and
  amortization of
  intangibles.............     9,562     2,682         3,979           646         2,104       18,973
Operating income (loss)...    90,691     3,953        (1,549)          (48)      (60,017)      33,030
Identifiable assets.......   174,272    57,539       107,991        31,686        48,761      420,249
Capital expenditures......     7,965     1,114         7,091           420           916       17,506
1997
Revenue from external
  customers...............   333,871    51,900       109,984        24,685            --      520,440
Intersegment revenues.....    35,503     4,699         2,700            --       (42,902)          --
Depreciation and
  amortization of
  intangibles.............    12,190     2,333         4,677            57         1,558       20,815
Operating income (loss)...    85,279     3,416         2,304         1,148       (13,640)      78,507
Identifiable assets.......   158,038    48,684       102,342         9,285        36,178      354,527
Capital expenditures......     7,843     2,464         4,828            78         1,126       16,339

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                      -----------------   -----------------   -----------------
Gas apparatus.......................      $186,279            $183,688            $183,253
Arc welding equipment...............       104,857             103,803              90,440
Arc welding consumables.............       149,693             162,696             171,922
Plasma and automated cutting
  equipment.........................        71,083              71,742              61,685
All other...........................         9,203              10,848              13,140
                                          --------            --------            --------
                                          $521,115            $532,777            $520,440
                                          ========            ========            ========

                        THERMADYNE HOLDINGS CORPORATION

15. CONTINGENCIES

     Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Mfg. LLC

     We have audited the accompanying consolidated balance sheets of Thermadyne Mfg. LLC and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Mfg. LLC and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 11, 2000

                              THERMADYNE MFG. LLC

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $  13,321      $   1,319
  Accounts receivable, less allowance for doubtful accounts
     of $3,275 and $2,852 respectively......................      94,731         87,905
  Inventories...............................................     100,831        122,733
  Prepaid expenses and other................................       5,954          7,365
                                                               ---------      ---------
          Total current assets..............................     214,837        219,322
Property, plant and equipment, at cost, net.................      93,811        104,997
Deferred financing costs, net...............................      17,289         19,572
Intangibles, at cost, net...................................      40,170         39,159
Deferred income taxes.......................................      25,838         29,135
Other assets................................................       2,014          1,251
                                                               ---------      ---------
          Total assets......................................   $ 393,959      $ 413,436
                                                               =========      =========
                          LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable..........................................   $  41,773      $  44,170
  Accrued and other liabilities.............................      27,052         36,444
  Accrued interest..........................................       2,416            498
  Income taxes payable......................................       9,575          5,211
  Current maturities of long-term obligations...............      12,080          9,180
                                                               ---------      ---------
          Total current liabilities.........................      92,896         95,503
Long-term obligations, less current maturities..............     565,247        562,588
Other long-term liabilities.................................      62,172         62,834
Shareholder's deficit:
  Accumulated deficit.......................................    (385,425)      (368,408)
  Accumulated other comprehensive loss......................     (23,895)       (15,534)
                                                               ---------      ---------
          Total shareholder's deficit.......................    (409,320)      (383,942)
  Net equity and advances to/from parent....................      82,964         76,453
                                                               ---------      ---------
          Total liabilities and shareholder's deficit.......   $ 393,959      $ 413,436
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             1999           1998           1997
                                                         ------------   ------------   ------------
Net sales.............................................     $521,115       $532,777       $520,440
Operating expenses:
  Cost of goods sold..................................      342,250        340,236        320,120
  Selling, general and administrative expenses........       99,151        102,554        110,696
  Amortization of goodwill............................        1,575          1,524          1,591
  Amortization of other intangibles...................        3,047          2,360          6,776
  Net periodic postretirement benefits................        3,200          2,550          2,750
  Special charges.....................................       21,886         50,523             --
                                                           --------       --------       --------
Operating income......................................       50,006         33,030         78,507
Other income (expense):
  Interest expense....................................      (55,321)       (52,545)       (45,325)
  Amortization of deferred financing costs............       (3,214)        (2,480)        (1,587)
  Other...............................................          319         (3,059)        (3,051)
                                                           --------       --------       --------
Income (loss) from continuing operations before income
  taxes and extraordinary item........................       (8,210)       (25,054)        28,544
Income tax provision..................................        8,807         14,682         13,475
                                                           --------       --------       --------
Income (loss) from continuing operations before
  extraordinary item..................................      (17,017)       (39,736)        15,069
Discontinued operations:
  Gain on sale of discontinued operations, net of
     income taxes of $12,623..........................           --             --         16,015
  Income from discontinued operations, net of income
     taxes............................................           --             --          3,173
                                                           --------       --------       --------
Income (loss) before extraordinary item...............      (17,017)       (39,736)        34,257
Extraordinary item-loss on early extinguishment of
  long-term debt, net of income tax benefit of
  $8,151..............................................           --        (15,137)            --
                                                           --------       --------       --------
Net income (loss).....................................     $(17,017)      $(54,873)      $ 34,257
                                                           ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                         ACCUMULATED
                                                                            OTHER
                                                          ACCUMULATED   COMPREHENSIVE
                                                            DEFICIT     INCOME (LOSS)     TOTAL
                                                          -----------   -------------   ---------
January 1, 1997.........................................   $(333,465)     $  4,849      $(328,616)
Comprehensive income (loss):
  Net income............................................      34,257            --         34,257
  Other comprehensive loss -- foreign currency
     translation........................................          --       (17,623)       (17,623)
                                                                                        ---------
Comprehensive income....................................                                   16,634
                                                           ---------      --------      ---------
December 31, 1997.......................................    (299,208)      (12,774)      (311,982)
Comprehensive loss:
  Net income............................................     (54,873)           --        (54,873)
  Other comprehensive loss -- foreign currency
     translation........................................          --        (4,150)        (4,150)
                                                                                        ---------
Comprehensive loss......................................                                  (59,023)
Merger..................................................     (14,327)        1,390        (12,937)
                                                           ---------      --------      ---------
December 31, 1998.......................................    (368,408)      (15,534)      (383,942)
Comprehensive loss
  Net income............................................     (17,017)           --        (17,017)
  Other comprehensive loss -- foreign currency
     translation........................................          --        (8,361)        (8,361)
                                                                                        ---------
Comprehensive loss......................................                                  (25,378)
                                                           ---------      --------      ---------
December 31, 1999.......................................   $(385,425)     $(23,895)     $(409,320)
                                                           =========      ========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Cash flows provided by (used in) operating activities:
Net income (loss).......................................    $(17,017)     $ (54,873)     $  34,257
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Net periodic postretirement benefits...............       3,200          2,550          2,750
     Depreciation.......................................      18,860         15,089         12,448
     Amortization of goodwill...........................       1,575          1,524          1,591
     Amortization of other intangibles..................       3,047          2,360          6,776
     Amortization of deferred financing costs...........       3,214          2,480          1,587
     Recognition of net operating loss carryforwards....       3,313             --          2,343
     Deferred income taxes..............................       3,468          6,452         (1,836)
     Loss on asset disposal.............................       2,739             --             --
     Non-cash portion of extraordinary item.............          --         (2,272)            --
     Non-cash charges for discontinued operations.......          --             --          1,621
     Gain on sale of discontinued operations............          --             --        (16,015)
  Changes in operating assets and liabilities:
     Accounts receivable................................      19,239         (8,251)       (19,905)
     Inventories........................................      25,425        (19,487)       (17,228)
     Prepaid expenses and other.........................       1,638            728         (1,628)
     Accounts payable...................................      (3,751)       (11,610)        20,605
     Accrued and other liabilities......................     (10,453)         2,809         (5,757)
     Accrued interest...................................       1,921         (5,085)          (258)
     Income taxes payable...............................      (1,818)         7,920         (3,498)
     Other long-term liabilities........................      (4,126)        (3,272)        (3,152)
     Discontinued operations............................          --             --            285
                                                            --------      ---------      ---------
          Total adjustments.............................      67,491         (8,065)       (19,271)
                                                            --------      ---------      ---------
          Net cash provided by (used in) operating
            activities..................................      50,474        (62,938)        14,986
                                                            --------      ---------      ---------
Cash flows provided by (used in) investing activities:
  Capital expenditures, net.............................     (10,168)       (17,506)       (16,339)
  Change in other assets................................      (1,046)        (3,046)         4,162
  Acquisitions, net of cash.............................      (5,886)       (18,953)       (37,895)
  Investing activities of discontinued operations.......          --             --         (1,680)
  Proceeds from sale of discontinued operations.........          --             --         88,543
                                                            --------      ---------      ---------
          Net cash provided by (used in) investing
            activities..................................     (17,100)       (39,505)        36,791
                                                            --------      ---------      ---------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.......................        (353)           638            170
  Repayment of long-term obligations....................     (23,166)      (408,970)      (131,486)
  Borrowing of long-term obligations....................      26,535        622,194         72,855
  Change in accounts receivable securitization..........     (23,843)        (4,462)         5,676
  Financing fees........................................        (901)       (20,058)            --
  Change in net equity of parent........................       3,198        (87,010)            --
  Issuance of common stock..............................          --             --          3,069
  Financing activities of discontinued operations.......          --             --         (2,808)
  Other.................................................      (2,842)           (51)           808
                                                            --------      ---------      ---------
          Net cash provided by (used in) financing
            activities..................................     (21,372)       102,281        (51,716)
                                                            --------      ---------      ---------
Net increase (decrease) in cash and cash equivalents....      12,002           (162)            61
Cash and cash equivalents at beginning of year..........       1,319          1,481          1,420
                                                            --------      ---------      ---------
Cash and cash equivalents at end of year................    $ 13,321      $   1,319      $   1,481
                                                            ========      =========      =========

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

2. RECENT EVENTS

  Special Charges

     Special charges of $21.9 million were recorded in 1999 and relate to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes. In 1998, special charges of $50.5 million were recorded related to the merger of the Company and headcount reductions.

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

     Mercury issued approximately $94.6 million aggregate proceeds of 12 1/2% Senior Discount Debentures due 2008 (the "Debentures"). In connection with the Merger, Holdings succeeded to the obligations of Mercury with respect to the Debentures. The DLJMB Funds also purchased 2,608,696 shares of common stock of Mercury ("Mercury Common Stock"), 2,000,000 shares of preferred stock of Mercury ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB Warrants") for approximately $140 million. As a result of the Merger, the

                              THERMADYNE MFG. LLC
proceeds of such purchases became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of Holdings ("Holdings Preferred Stock") and each DLJMB Warrant to acquire Mercury Common Stock became exercisable for an equal number of shares of Holdings Common Stock. In addition, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately $3.6 million was provided through non-recourse loans from Holdings (the "Management Loans"). The Management Loans have a term of eight years and bear interest at the rate of 5.69% compounded annually.

     As a result of these transactions, the Company experienced an approximate 85% ownership change, the DLJMB Funds obtained ownership of approximately 80.6% of the Company's outstanding common stock, and the Company became highly leveraged. The Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sales and purchases of the Company's common stock have been accounted for as capital transactions at amounts paid to or received from stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly affected by the transaction.

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

  Acquisitions

     In 1999 the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A., a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Srl, a manufacturer of torches and plasma and laser consumables located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1998 the Company made the following four acquisitions. On September 1, the Company acquired all the issued and outstanding capital stock of Thermadyne Victor Ltda. (formerly known as Equi Solda SA), a leading manufacturer of gas cutting apparatus in Brazil. On July 24, the Company acquired substantially all the assets of Mid-America Cryogenics Company, which specializes in the design, installation and service of cryogenic equipment and is located in Indianapolis, Indiana. On May 21, the Company acquired substantially all the assets of OCIM Srl, a manufacturer of a variety of arc welding accessories including MIG and TIG torches and consumables, located in Milan, Italy. On February 1, the Company acquired substantially all the assets of Pro-tip, a division of Settler Ground Support, Inc., a producer of low-cost oxygen fuel cutting tips in Cuthbert, Georgia. The aggregate consideration paid for these four acquisitions was approximately $19 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

     In 1997 the Company completed three acquisitions. On November 25, the Company acquired substantially all of the assets of Woodland Cryogenics, Incorporated, a manufacturer of cryogenic pumps, ambient and electric vaporizers and automatic cylinder filling systems located in Philadelphia, Pennsylvania. On September 26, the Company acquired substantially all of the assets of the welding division of Prestolite Power Corporation, a manufacturer of arc welders, plasma welders and wire feeders, located in Troy, Ohio. On January 31, the Company acquired all of the issued and outstanding capital stock of GenSet S.p.A., a leading manufacturer of engine-driven welders and generators in Italy. The aggregate consideration paid for these

                              THERMADYNE MFG. LLC
three acquisitions was approximately $38 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve months ended December 31, 1999, 1998 and 1997 have not been presented since they would not have differed materially from actual results.

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

     Sales from the discontinued business totaled $76,163 for the year ended December 31, 1997. Certain expenses were allocated to discontinued operations including interest expense, which was allocated on a ratio of earnings before interest, taxes, depreciation and amortization for the year presented. Interest expense allocated to discontinued operations was $2,048 for the year ended December 31, 1999. Income from discontinued operations included in the accompanying Consolidated Statements of Operations includes immaterial amounts of income taxes.

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

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $42,179 and $56,183 at December 31, 1999 and 1998, respectively.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 years; and machinery and equipment -- two to ten years. Property, plant and equipment recorded under capital leases is depreciated using the lower of either the lease term or the underlying asset's useful life.

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of assembled workforces, customer and distributor relationships, patented and unpatented technology, and goodwill. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions is amortized over 40 years. The Company records impairment losses on long-lived assets including goodwill or related

                              THERMADYNE MFG. LLC
intangibles when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

     During 1999, 1998 and 1997, total comprehensive income (loss) amounted to $(25,378), $(59,023) and $16,634, respectively.

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these investments.

     The following table shows the interest and taxes paid (refunded) during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                      -----------------   -----------------   -----------------
Interest............................       $52,407             $57,722             $48,683
Taxes...............................         2,663                (989)             12,276

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholders' equity (deficit) designated "Foreign currency translation." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are discussed in Note 12.

     Interest Rate Swap. The Company uses an interest rate swap to manage its cost of borrowing on a portion of its floating rate debt, as required by its credit facility.

     Recent Accounting Pronouncements. In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not

                              THERMADYNE MFG. LLC
hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

4. ACCOUNTS RECEIVABLE

     The Company was party to a trade accounts receivable securitization agreement whereby it sold on an ongoing basis, through November 15, 1999, participation interests in up to $50,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement was subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $23,843 at December 31, 1998. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense was incurred on participation interests at the rate of one-month LIBOR plus 50 basis points, per annum.

     On January 31, 2000, the Company entered into a similar accounts receivable securitization agreement for a three year period, whereby it will sell participation interests in up to $45,000 of designated accounts receivable. The terms, eligibility criteria and accounting treatment have not materially changed. Interest expense will be incurred at the rate of one-month LIBOR plus 65 basis points, per annum.

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                            1999       1998
                                                          --------   --------
Raw materials...........................................  $ 26,707   $ 31,189
Work-in-process.........................................    23,718     27,414
Finished goods..........................................    51,278     65,623
                                                          --------   --------
                                                           101,703    124,226
LIFO reserve............................................      (872)    (1,493)
                                                          --------   --------
                                                          $100,831   $122,733
                                                          ========   ========

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                            1999       1998
                                                          --------   --------
Land....................................................  $ 15,148   $ 15,478
Building................................................    35,080     41,555
Machinery and equipment.................................   102,428     91,372
                                                          --------   --------
                                                           152,656    148,405
Accumulated depreciation................................   (58,845)   (43,408)
                                                          --------   --------
                                                          $ 93,811   $104,997
                                                          ========   ========

     Assets recorded under capitalized leases were $19,245 ($13,835 net of accumulated depreciation) and $17,556 ($13,619 net of accumulated depreciation) at December 31, 1999 and 1998, respectively.

                              THERMADYNE MFG. LLC

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                             1999      1998
                                                           --------   -------
Goodwill.................................................  $ 36,673   $35,795
Other....................................................    14,399    12,914
                                                           --------   -------
                                                             51,072    48,709
Accumulated amortization.................................   (10,902)   (9,550)
                                                           --------   -------
                                                           $ 40,170   $39,159
                                                           ========   =======

8. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, is as follows:

                                                            1999       1998
                                                          --------   --------
Revolving Credit Facility...............................  $     --   $ 14,000
Term A Facility -- United States........................    68,250     70,000
Term A Facility -- Australia............................    19,943     19,480
Term A Facility -- Italy................................     8,771     10,410
Term B Facility.........................................   113,275    114,425
Term C Facility.........................................   113,275    114,425
Senior subordinated notes, due June 1, 2008, 9 7/8%
  interest payable semiannually on June 1 and December
  1.....................................................   207,000    207,000
Junior subordinated notes, due December 15, 2009,
  interest payable quarterly on March 15, June 15,
  September 15, and December 15.........................    25,000         --
Capital leases..........................................    18,333     17,804
Other...................................................     3,480      4,224
                                                          --------   --------
                                                           577,327    571,768
Current maturities......................................   (12,080)    (9,180)
                                                          --------   --------
                                                          $565,247   $562,588
                                                          ========   ========

     At December 31, 1999, the schedule of principal payments on long-term debt, excluding capital lease obligations, is as follows:

2000.....................................................   $ 11,854
2001.....................................................     17,661
2002.....................................................     25,014
2003.....................................................     34,765
2004.....................................................     75,678
Thereafter...............................................    394,022

  New Credit Facility

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C

                              THERMADYNE MFG. LLC
facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agrees, at the time of Thermadyne LLC's request, to provide it. At December 31, 1999, the Company had $10,323 of standby letters of credit outstanding under the Revolving Credit Facility. Unused borrowing capacity under the Revolving Credit Facility was $89,677.

     On November 10, 1999, the Company amended the New Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the New Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's common stock. At December 31, 1999, the prime rate was 8.5%.

     Prior to the amendment of the New Credit Facility applicable margins were
(i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans.

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

     The Term Loan Facility is subject to the following amortization schedule:

YEAR                                      TERM LOAN A   TERM LOAN B   TERM LOAN C
----                                      -----------   -----------   -----------
1.......................................       0.0%          1.0%          1.0%
2.......................................       5.0%          1.0%          1.0%
3.......................................      10.0%          1.0%          1.0%
4.......................................      20.0%          1.0%          1.0%
5.......................................      25.0%          1.0%          1.0%
6.......................................      40.0%          1.0%          1.0%
7.......................................        --          94.0%          1.0%
8.......................................        --            --          93.0%
                                             -----         -----         -----
                                             100.0%        100.0%        100.0%
                                             =====         =====         =====

                              THERMADYNE MFG. LLC

     The Term Loan Facility is subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions,
(ii) with 100% of the net cash proceeds of asset sales and casualty events, subject to certain exceptions, (iii) with 50% of Thermadyne LLC's excess cash flow (as defined in the New Credit Facility) to the extent that the Leverage Ratio (as defined in the New Credit Facility) exceeds 3.5 to 1.0, and (iv) with 50% of the net cash proceeds from the issuance of equity to the extent that the Leverage Ratio exceeds 4.0 to 1.0. Thermadyne LLC's obligations under the New Credit Facility are secured by a first-priority perfected lien on: (i) substantially all domestic property and assets, tangible and intangible (other than accounts receivable sold or to be sold into the accounts receivable program and short-term real estate leases), of Thermadyne LLC and its domestic subsidiaries (other than the special purpose subsidiaries involved in the accounts receivable program); (ii) the capital stock of (a) Thermadyne LLC held by Holdings and (b) all subsidiaries of Thermadyne LLC (provided that no more than 65% of the equity interest in non-U.S. subsidiaries held by Thermadyne LLC and its domestic subsidiaries and no equity interests in subsidiaries held by foreign subsidiaries are required to be pledged); and (iii) all intercompany indebtedness. Holdings has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. In addition, obligations under the New Credit Facility are guaranteed by all domestic subsidiaries.

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

  Interest Rate Swap

     At December 31, 1999, the Company has an interest rate swap agreement outstanding with a notional amount of $61,500, which matures in January of 2002, under which the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement converted a portion of the Credit Facility from a floating rate obligation to a fixed rate obligation. The fair market value of the interest rate swap is estimated based on current interest rates, and was $1,419 at December 31, 1999. The Company is subject to loss if the counterparty to this agreement does not perform. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt provided. This agreement is accounted for on the accrual basis.

  Senior Subordinated Notes

     Thermadyne LLC and Thermadyne Capital have outstanding $207 million aggregate principal amount of the Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of Thermadyne LLC and Thermadyne Capital and will be subordinated in right of payment to all existing and future senior indebtedness of Thermadyne LLC and Thermadyne Capital (including borrowings under the New Credit Facility). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by certain of Thermadyne LLC's existing domestic subsidiaries (the "Guarantor Subsidiaries"). The note guarantees will be general unsecured obligations of the Guarantor Subsidiaries, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantor Subsidiaries, including

                              THERMADYNE MFG. LLC
indebtedness under the New Credit Facility, and will rank senior in right of payment to any future subordinated indebtedness of the Guarantor Subsidiaries.

     The indentures governing the Senior Subordinated Notes restrict, subject to certain exceptions, the Company and its subsidiaries from incurring additional debt, paying dividends or making other distributions on or redeeming or repurchasing capital stock, making investments, loans or advances, disposing of assets, creating liens on assets and engaging in transactions with affiliates.

  Junior Subordinated Notes

     Thermadyne LLC has outstanding $25.0 million of Junior Subordinated Notes (the "Junior Notes") with detachable warrants for the purchase of the Company's common stock. The Junior Notes are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to all existing and future senior and senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option, may pay interest in additional Junior Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Notes is prohibited under the terms of the New Credit Facility, interest shall be paid by the issuance of additional Junior Notes.

     The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair value of the Senior Subordinated Notes was based on the most recent market information available, and is estimated to be 86% of their current carrying value at December 31, 1999, or $178,020. The fair value of the Junior Notes is estimated to be their carrying value since these notes have not traded since their issuance in December 1999. The fair values of the credit agreement and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

9. LEASES

     Future minimum lease payments related to continuing operations under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2000........................................................  $  3,884    $7,171
2001........................................................     3,776     6,321
2002........................................................     3,813     5,420
2003........................................................     4,056     4,869
2004........................................................     4,477     4,209
Thereafter..................................................    41,969    23,841
                                                              --------
          Total minimum lease payments......................    61,975
Amount representing interest................................   (43,642)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $226...............................  $ 18,333
                                                              ========

                              THERMADYNE MFG. LLC

     Rent expense under operating leases from continuing operations amounted to $7,347, $9,528 and $9,358 for the years ended December 31, 1999, 1998 and 1997, respectively.

10. INCOME TAXES

     Pre-tax income (loss) from continuing operations was taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                      -----------------   -----------------   -----------------
Domestic............................      $ 10,054            $(17,744)            $31,104
Foreign.............................       (18,264)             (7,310)             (2,560)
                                          --------            --------             -------
  Income (loss) before income
     taxes..........................      $ (8,210)           $(25,054)            $28,544
                                          ========            ========             =======

     The provision (benefit) for income taxes charged to continuing operations is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                      -----------------   -----------------   -----------------
Current:
  Federal...........................       $   314             $  (768)            $11,014
  Foreign...........................         2,206               1,458               1,064
  State and local...................           400                 350                 927
                                           -------             -------             -------
          Total current.............         2,920               1,040              13,005
                                           -------             -------             -------
  Deferred..........................        11,696              13,642                 470
                                           -------             -------             -------
                                           $14,616             $14,682             $13,475
                                           =======             =======             =======

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  9,126   $  8,862
  Accrued liabilities.......................................     4,685      7,482
  Intangibles...............................................     8,535      8,781
  Other.....................................................      (100)     1,488
  Fixed assets..............................................     7,090      6,769
  Net operating loss carryforwards and AMT credits..........    30,184     27,658
                                                              --------   --------
          Total deferred tax assets.........................    59,520     61,040
  Valuation allowance for deferred tax assets...............   (33,966)   (28,377)
                                                              --------   --------
          Net deferred tax assets...........................  $ 25,554   $ 32,663
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     3,800      3,528
                                                              --------   --------
          Total deferred tax liabilities....................     3,800      3,528
                                                              --------   --------
          Net deferred tax asset............................  $ 21,754   $ 29,135
                                                              ========   ========

                              THERMADYNE MFG. LLC

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
Tax at U.S. statutory rates.....................    $(2,874)       $(8,767)       $ 9,991
Nondeductible goodwill amortization and other
  nondeductible expenses........................        793          2,528          2,048
Change in valuation allowance...................      5,000         12,000             --
Foreign tax rate differences and nonrecognition
  of foreign tax loss benefits..................      8,225          1,032            833
Issuance of warrants............................      3,212             --             --
Non-deductible merger costs.....................         --          7,662             --
State income taxes, net of federal tax
  benefit.......................................        260            227            603
                                                    -------        -------        -------
                                                    $14,616        $14,682        $13,475
                                                    =======        =======        =======

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $86,000 available for U.S. federal income tax purposes which expire beginning 2001. Utilization of the majority of these net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make a matching contribution of 50% of the first 6% of the voluntary employee contribution. Total expense for this plan related to continuing operations was approximately $2,223, $2,115, and $2,628 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Employee Stock Purchase Plan. The Employee Stock Purchase Plan was canceled in connection with the Merger. For the plan year ended December 31, 1997, 1,098 employee participants purchased 82,085 shares at an aggregate purchase price of $1,989.

     Pension Plans. The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontrib-

                              THERMADYNE MFG. LLC
utory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. There was no prepaid benefit cost at December 31, 1999 or 1998. Accrued benefit liabilities at December 31, 1999 and 1998 were $192 and $336, respectively. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 1999 and 1998 was $6 and $5, respectively. There were no accrued benefit liabilities at December 31, 1999 or 1998.

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

     The following tables provide a reconciliation of benefit obligations, plan assets and status of the Pension and Other Postretirement Benefit Plans as recognized in the Company's Consolidated Balance Sheet for the years ended December 31, 1999 and 1998:

                                               PENSION BENEFITS      POSTRETIREMENT
                                               -----------------   -------------------
                                                1999      1998       1999       1998
                                               -------   -------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year....  $41,702   $44,439   $ 12,774   $ 12,010
  Service cost...............................      989     1,057        761      1,218
  Participant contributions..................      732       795         --         --
  Interest cost..............................    2,514     2,424        842      1,330
  Actuarial (gain) loss......................     (209)     (266)       872       (870)
  Foreign currency exchange rate changes.....    1,643    (1,507)        --         --
  Benefits paid..............................   (6,889)   (5,240)    (2,244)      (914)
                                               -------   -------   --------   --------
  Benefit obligation at end of year..........  $40,482   $41,702   $ 13,005   $ 12,774
                                               =======   =======   ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year....................................  $45,266   $44,399
  Actual return on plan assets...............    8,040     3,968
  Sponsor contributions......................      798     3,086
  Participant contributions..................      732       795
  Benefits paid..............................   (6,889)   (5,240)
  Foreign currency exchange rate changes.....    1,890    (1,632)
  Administrative expenses....................     (118)     (110)
                                               -------   -------
  Fair value of plan assets at end of year...  $49,719   $45,266
                                               =======   =======
Funded status of the plan (underfunded)......  $ 9,237   $ 3,564   $(13,005)  $(12,774)
  Unrecognized net actuarial loss (gain).....   (3,333)      989    (10,807)    (9,426)
  Unrecognized prior service cost............       76        99     (1,272)    (1,927)
                                               -------   -------   --------   --------
  Prepaid (accrued) benefit cost.............  $ 5,980   $ 4,652   $(25,084)  $(24,127)
                                               =======   =======   ========   ========
Weighted-average assumptions as of December
  31:
  Discount rate..............................        8%        7%         8%         7%
  Expected return on plan assets.............        8%        8%       N/A        N/A
  Rate of compensation increase..............        3%        3%       N/A        N/A

                              THERMADYNE MFG. LLC

     Net periodic pension and other postretirement benefit costs include the following components:

                                              PENSION BENEFITS              OTHER BENEFITS
                                         ---------------------------   ------------------------
                                          1999      1998      1997      1999     1998     1997
                                         -------   -------   -------   ------   ------   ------
Components of the net periodic benefit
  cost:
  Service cost.........................  $   989   $ 1,057   $ 1,259   $  761   $1,218   $1,255
  Interest cost........................    2,514     2,424     3,045      842    1,330    1,496
  Expected return on plan assets.......   (3,733)   (3,366)   (3,644)      --       --       --
  Recognized (gain) loss...............       --        --        --    1,698        2       (1)
  Amortization of prior service cost...       --         2         3       --       --       --
  Prior service cost recognized........       23        23        23     (101)      --       --
                                         -------   -------   -------   ------   ------   ------
Benefit cost (credit)..................  $  (207)  $   140   $   686   $3,200   $2,550   $2,750
                                         =======   =======   =======   ======   ======   ======

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% in 1999, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% in 1998 and 10.5% in 1997. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  1999....................................................      $  309          $  (240)
Effect on postretirement benefit obligation as of December
  31, 1999................................................       1,436           (1,188)

12. SEGMENT INFORMATION

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

                                                                       ALL OTHER
                                  UNITED                               GEOGRAPHIC
                                  STATES    EUROPE    AUSTRALIA/ASIA    REGIONS       OTHER     CONSOLIDATED
                                 --------   -------   --------------   ----------   ---------   ------------
1999
Revenue from external
  customers....................  $343,521   $56,449      $ 76,763       $44,382     $      --     $521,115
Intersegment revenues..........    34,290    15,678         2,819           414       (53,201)          --
Depreciation and amortization
  of intangibles...............    11,164     2,737         4,603           590         4,388       23,482
Operating income (loss)........    71,941     3,109        (5,576)       (1,460)     (118,020)     (50,006)
Identifiable assets............   140,423    54,756        91,949        32,213        74,618      393,959
Capital expenditures...........     5,047       644         2,623         1,317           537       10,168
1998
Revenue from external
  customers....................   363,371    54,657        82,238        32,511            --      532,777
Intersegment revenues..........    39,715    14,355         4,447            --       (58,517)          --
Depreciation and amortization
  of intangibles...............     9,562     2,682         3,979           646         2,104       18,973
Operating income (loss)........    90,691     3,953        (1,549)          (48)      (60,017)      33,030
Identifiable assets............   174,272    57,539       107,991        31,686        41,948      413,436
Capital expenditures...........     7,965     1,114         7,091           420           916       17,506
1997
Revenue from external
  customers....................   333,871    51,900       109,984        24,685            --      520,440
Intersegment revenues..........    35,503     4,699         2,700            --       (42,902)          --
Depreciation and amortization
  of intangibles...............    12,190     2,333         4,677            57         1,558       20,815
Operating income (loss)........    85,279     3,416         2,304         1,148       (13,640)      78,507
Identifiable assets............   158,038    48,684       102,342         9,285        36,178      354,527
Capital expenditures...........     7,843     2,464         4,828            78         1,126       16,339

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
Gas apparatus...................................    $186,279       $183,688       $183,253
Arc welding equipment...........................     104,857        103,803         90,440
Arc welding consumables.........................     149,693        162,696        171,922
Plasma and automated cutting equipment..........      71,083         71,742         61,685
All other.......................................       9,203         10,848         13,140
                                                    --------       --------       --------
                                                    $521,115       $532,777       $520,440
                                                    ========       ========       ========

                              THERMADYNE MFG. LLC

13. CONTINGENCIES

     Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

14. GUARANTOR SUBSIDIARIES

     In connection with the merger of Holdings and Mercury, Thermadyne LLC and Thermadyne Capital, both wholly owned subsidiaries of Holdings, issued $207 million of Senior Subordinated Notes. Holdings received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly owned by Thermadyne LLC.

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

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                     ASSETS

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
Current assets:
  Cash and cash equivalents.....  $      --    $   2,566       $ 10,755       $      --     $  13,321
  Accounts receivable...........         --       51,895         42,836              --        94,731
  Inventories...................         --       59,042         41,789              --       100,831
  Prepaid expenses and other....         --        2,853          3,101              --         5,954
                                  ---------    ---------       --------       ---------     ---------
          Total current
            assets..............         --      116,356         98,481              --       214,837
  Property, plant and equipment,
     at cost, net...............         --       43,985         49,826              --        93,811
  Deferred financing costs,
     net........................     17,020           --            269              --        17,289
  Intangibles, at cost, net.....         --       11,937         28,233              --        40,170
  Deferred income taxes.........         --       25,046            792              --        25,838
  Investment in and advances
     to/from subsidiaries.......    209,719           --             --        (209,719)           --
  Other assets..................         --          692          1,322              --         2,014
                                  ---------    ---------       --------       ---------     ---------
          Total assets..........  $ 226,739    $ 198,016       $178,923       $(209,719)    $ 393,959
                                  =========    =========       ========       =========     =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............  $      --    $  18,141       $ 23,632       $      --     $  41,773
  Accrued and other
     liabilities................         --       18,060          8,992              --        27,052
  Accrued interest..............      2,400           --             16              --         2,416
  Income taxes payable..........         --       11,725         (2,150)             --         9,575
  Current maturities of
     long-term obligations......      9,800          253          2,027              --        12,080
                                  ---------    ---------       --------       ---------     ---------
          Total current
            liabilities.........     12,200       48,179         32,517              --        92,896
Long-term obligations, less
  current maturities............    517,000       16,906         31,341              --       565,247
Other long-term liabilities.....         --       51,797         10,375              --        62,172
Shareholders' equity (deficit):
  Retained earnings (accumulated
     deficit)...................   (385,425)    (279,825)       (46,716)        326,541      (385,425)
  Accumulated other
     comprehensive loss.........         --       (7,742)       (16,153)             --       (23,895)
                                  ---------    ---------       --------       ---------     ---------
          Total shareholders'
            equity (deficit)....   (385,425)    (287,567)       (62,869)        326,541      (409,320)
Net equity and advances to/from
  subsidiaries..................     82,964      368,701        167,559        (536,260)       82,964
                                  ---------    ---------       --------       ---------     ---------
          Total liabilities and
            shareholders' equity
            (deficit)...........  $ 226,739    $ 198,016       $178,923       $(209,719)    $ 393,959
                                  =========    =========       ========       =========     =========

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                     ASSETS

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
Current assets:
  Cash and cash equivalents.....  $      --    $  (1,051)      $  2,370       $      --     $   1,319
  Restricted cash...............         --           --         26,646         (26,646)           --
  Accounts receivable...........         --       13,682         96,606         (22,383)       87,905
  Inventories...................         --       68,742         53,991              --       122,733
  Prepaid expenses and other....         --        1,259          6,325            (219)        7,365
                                  ---------    ---------       --------       ---------     ---------
          Total current
            assets..............         --       82,632        185,938         (49,248)      219,322
  Property, plant and equipment,
     at cost, net...............         --       48,023         56,974              --       104,997
  Deferred financing costs,
     net........................     19,001           --            571              --        19,572
  Intangibles, at cost, net.....         --       10,561         28,598              --        39,159
  Deferred income taxes.........         --       26,470          2,665              --        29,135
  Investment in and advances
     to/from subsidiaries.......    209,369        9,969             --        (219,338)           --
  Other assets..................         --          (55)         1,306              --         1,251
                                  ---------    ---------       --------       ---------     ---------
          Total assets..........  $ 228,370    $ 177,600       $276,052       $(268,586)    $ 413,436
                                  =========    =========       ========       =========     =========
                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............  $      --    $  21,003       $ 23,167       $      --     $  44,170
  Accrued and other
     liabilities................         --       26,060    10,384.....              --        36,444
  Accrued interest..............        275            6            217              --           498
  Income taxes payable..........         --        7,927         (2,716)             --         5,211
  Current maturities of
     long-term obligations......      5,000           60          4,120              --         9,180
                                  ---------    ---------       --------       ---------     ---------
          Total current
            liabilities.........      5,275       55,056         35,172              --        95,503
Long-term obligations, less
  current maturities............    515,050       16,101         81,437         (50,000)      562,588
Other long-term liabilities.....         --       52,116         10,718              --        62,834
Shareholders' equity (deficit):
  Retained earnings (accumulated
     deficit)...................   (368,408)    (295,702)       (16,201)        311,903      (368,408)
  Accumulated other
     comprehensive (loss).......         --          224        (15,758)             --       (15,534)
                                  ---------    ---------       --------       ---------     ---------
          Total shareholders'
            equity (deficit)....   (368,408)    (295,478)       (31,959)        311,903      (383,942)
Net equity and advances to/from
  subsidiaries..................     76,453      349,805        180,684        (530,489)       76,453
                                  ---------    ---------       --------       ---------     ---------
          Total liabilities and
            shareholders' equity
            (deficit)...........  $ 228,370    $ 177,600       $276,052       $(268,586)    $ 413,436
                                  =========    =========       ========       =========     =========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $408,406       $200,827        $(88,118)(a)   $521,115
Operating expenses:
  Cost of goods sold............         --      262,185        169,780         (89,715)(a)    342,250
  Selling, general and
     administrative expenses....         --       66,766         32,385              --         99,151
  Amortization of goodwill......         --           97          1,478              --          1,575
  Amortization of other
     intangibles................         --        1,931          1,116              --          3,047
  Net periodic postretirement
     benefits...................         --        3,200             --              --          3,200
  Special charges...............         --       12,524          9,362              --         21,886
                                   --------     --------       --------        --------       --------
Operating income (loss).........         --       61,703        (13,294)          1,597         50,006
Other income (expense):
  Interest expense..............         --      (49,808)        (8,243)          2,730        (55,321)
  Amortization of deferred
     financing costs............         --       (2,973)          (241)             --         (3,214)
  Equity in net loss of
     subsidiaries...............    (17,017)          --             --          17,017             --
  Other.........................         --       11,277         (4,252)         (6,706)           319
                                   --------     --------       --------        --------       --------
Income (loss) before income tax
  provision.....................    (17,017)      20,199        (26,030)         14,638         (8,210)
Income tax provision............         --        4,322          4,485              --          8,807
                                   --------     --------       --------        --------       --------
Net income (loss)...............   $(17,017)    $ 15,877       $(30,515)       $ 14,638       $(17,017)
                                   ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                   TOTAL
                                     THERMADYNE     TOTAL           NON-
                                        LLC       GUARANTORS     GUARANTORS     ELIMINATIONS      TOTAL
                                     ----------   ----------   --------------   ------------     --------
Net sales.........................    $     --     $438,013       $195,940       $(101,176)(a)   $532,777
Operating expenses:
  Cost of goods sold..............          --      279,470        161,817        (101,051)(a)    340,236
  Selling, general and
     administrative expenses......          --       73,081         29,473              --        102,554
  Amortization of goodwill........          --           72          1,452              --          1,524
  Amortization of other
     intangibles..................          --        1,520            840              --          2,360
  Net periodic postretirement
     benefits.....................          --        2,550             --              --          2,550
  Special charges.................          --       46,448          4,075              --         50,523
                                      --------     --------       --------       ---------       --------
Operating income (loss)...........          --       34,872         (1,717)           (125)        33,030
Other income (expense):
  Interest expense................          --      (46,447)        (9,583)          3,485        (52,545)
  Amortization of deferred
     financing costs..............          --       (2,276)          (204)             --         (2,480)
  Equity in net loss of
     subsidiaries.................     (54,873)          --             --          54,873             --
  Other...........................          --        2,276           (775)         (4,560)        (3,059)
                                      --------     --------       --------       ---------       --------
Income (loss) before income tax
  provision and extraordinary
  item............................     (54,873)     (11,575)       (12,279)         53,673        (25,054)
Income tax provision..............          --       14,428            254              --         14,682
                                      --------     --------       --------       ---------       --------
Income (loss) before extraordinary
  item............................     (54,873)     (26,003)       (12,533)         53,673        (39,736)
Extraordinary item, net of tax....          --      (15,137)            --              --        (15,137)
                                      --------     --------       --------       ---------       --------
Net income (loss).................    $(54,873)    $(41,140)      $(12,533)      $  53,673       $(54,873)
                                      ========     ========       ========       =========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $    --      $405,039       $210,462        $(95,061)(a)   $520,440
Operating expenses:
  Cost of goods sold............        --       246,794        167,430         (94,104)(a)    320,120
  Selling, general and
     administrative expenses....        --        76,676         34,020              --        110,696
  Amortization of goodwill......        --            86          1,505              --          1,591
  Amortization of other
     intangibles................        --         6,137            639              --          6,776
  Net periodic postretirement
     benefits...................        --         2,750             --              --          2,750
                                   -------      --------       --------        --------       --------
Operating income (loss).........        --        72,596          6,868            (957)        78,507
Other income (expense):
  Interest expense..............        --       (39,641)       (10,823)          5,139        (45,325)
  Amortization of deferred
     financing
     costs......................        --        (1,346)          (241)             --         (1,587)
  Equity in net loss of
     subsidiaries...............    15,069            --             --         (15,069)            --
  Other.........................        --         1,889          1,882          (6,822)        (3,051)
                                   -------      --------       --------        --------       --------
Income (loss) from continuing
  operations before income tax
  provision.....................    15,069        33,498         (2,314)        (17,709)        28,544
Income tax provision............        --        13,012            463              --         13,475
                                   -------      --------       --------        --------       --------
Income (loss) from continuing
  operations....................    15,069        20,486         (2,777)        (17,709)        15,069
Discontinued operations:
  Gain on sale of discontinued
     operations, net of income
     taxes of $12,623...........    16,015            --             --              --         16,015
  Income from discontinued
     operations, net of income
     taxes......................     3,173            --             --              --          3,173
                                   -------      --------       --------        --------       --------
Net income (loss)...............   $34,257      $ 20,486       $ (2,777)       $(17,709)      $ 34,257
                                   =======      ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      THERMADYNE     TOTAL          TOTAL
                                         LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS    TOTAL
                                      ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities..............   $(14,892)    $ 47,751       $ 2,977         $ 14,638     $ 50,474
Cash flows used in investing
  activities:
  Capital expenditures, net.........         --       (7,003)       (3,165)              --      (10,168)
  Change in other assets............         --         (488)         (558)              --       (1,046)
  Acquisitions, net of cash.........         --       (3,000)       (2,886)              --       (5,886)
                                       --------     --------       -------         --------     --------
Net cash used in investing
  activities........................         --      (10,491)       (6,609)              --      (17,100)
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables...         --         (530)          177               --         (353)
  Repayment of long-term
     obligations....................     (4,049)          --       (19,117)              --      (23,166)
  Borrowing of long-term
     obligations....................     10,799          998        14,738               --       26,535
  Change in accounts receivable
     securitization.................         --      (23,843)           --               --      (23,843)
  Financing fees....................         --         (901)           --               --         (901)
  Changes in net equity and advances
     to/from subsidiaries...........      8,142       (6,110)       15,804          (14,638)       3,198
  Other.............................         --       (3,257)          415               --       (2,842)
                                       --------     --------       -------         --------     --------
Net cash provided by (used in)
  financing activities..............     14,892      (33,643)       12,017          (14,638)     (21,372)
                                       --------     --------       -------         --------     --------
Net increase in cash and cash
  equivalents.......................         --        3,617         8,385               --       12,002
Cash and cash equivalents at
  beginning of year.................         --       (1,051)        2,370               --        1,319
                                       --------     --------       -------         --------     --------
Cash and cash equivalents at end of
  year..............................   $     --     $  2,566       $10,755         $     --     $ 13,321
                                       ========     ========       =======         ========     ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      THERMADYNE     TOTAL          TOTAL
                                         LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS    TOTAL
                                      ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities..............  $ (60,028)    $(36,628)      $(19,955)       $ 53,673     $(62,938)
Cash flows used in investing
  activities:
  Capital expenditures, net.........         --       (8,227)        (9,279)             --      (17,506)
  Change in other assets............         --       (2,592)          (454)             --       (3,046)
  Acquisitions, net of cash.........         --       (1,125)       (17,828)             --      (18,953)
                                      ---------     --------       --------        --------     --------
Net cash used in investing
  activities........................         --      (11,944)       (27,561)             --      (39,505)
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables...         --           --            638              --          638
  Repayment of long-term
     obligations....................   (408,810)        (160)            --              --     (408,970)
  Borrowing of long-term
     obligations....................    608,751           --         13,443              --      622,194
  Change in accounts receivable
     securitization.................         --       (4,462)            --              --       (4,462)
  Financing fees....................    (20,058)          --             --              --      (20,058)
  Changes in net equity and advances
     to/from subsidiaries...........   (119,855)      51,835         34,683         (53,673)     (87,010)
  Other.............................         --           --            (51)             --          (51)
                                      ---------     --------       --------        --------     --------
Net cash provided by (used in)
  financing activities..............     60,028       47,213         48,713         (53,673)     102,281
                                      ---------     --------       --------        --------     --------
Net increase (decrease) in cash and
  cash equivalents..................         --       (1,359)         1,197              --         (162)
Cash and cash equivalents at
  beginning of year.................         --          308          1,173              --        1,481
                                      ---------     --------       --------        --------     --------
Cash and cash equivalents at end of
  year..............................  $      --     $ (1,051)      $  2,370        $     --     $  1,319
                                      =========     ========       ========        ========     ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       THERMADYNE     TOTAL          TOTAL
                                          LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                       ----------   ----------   --------------   ------------   ---------
Net cash provided by (used in)
  operating activities...............  $  17,369     $ 15,561       $   (235)       $(17,709)    $  14,986
Cash flows provided by (used in)
  investing activities:
  Capital expenditures, net..........         --       (9,084)        (7,255)             --       (16,339)
  Change in other assets.............         --        2,722          1,440              --         4,162
  Acquisitions, net of cash..........         --      (10,140)       (27,755)             --       (37,895)
  Investing activities of
     discontinued operations.........         --           --         (1,680)             --        (1,680)
  Proceeds from sale of discontinued
     operations......................     88,543           --             --              --        88,543
                                       ---------     --------       --------        --------     ---------
Net cash provided by (used in)
  investing activities...............     88,543      (16,502)       (35,250)             --        36,791
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables....         --          170             --              --           170
  Repayment of long-term
     obligations.....................   (123,450)          --         (8,036)             --      (131,486)
  Borrowing of long-term
     obligations.....................     63,950          301          8,604              --        72,855
  Change in accounts receivable
     securitization..................         --        5,676             --              --         5,676
  Issuance of common stock...........      3,069           --             --              --         3,069
  Changes in net equity and advances
     to/from subsidiaries............    (49,821)      (7,346)        39,458          17,709            --
  Financing activities of
     discontinued operations.........         --           --         (2,808)             --        (2,808)
  Other..............................        340        1,758         (1,290)             --           808
                                       ---------     --------       --------        --------     ---------
Net cash provided by (used in)
  financing activities...............   (105,912)         559         35,928          17,709       (51,716)
                                       ---------     --------       --------        --------     ---------
Net increase (decrease) in cash and
  cash equivalents...................         --         (382)           443              --            61
Cash and cash equivalents at
  beginning of year..................         --          690            730              --         1,420
                                       ---------     --------       --------        --------     ---------
Cash and cash equivalents at end of
  year...............................  $      --     $    308       $  1,173        $     --     $   1,481
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

Date: March 27, 2000

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

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----
                /s/ RANDALL E. CURRAN                  Chairman of the Board, President,     March 27, 2000
-----------------------------------------------------    and Chief Executive Officer
                  Randall E. Curran                      (principal executive officer)

                  /s/ JAMES H. TATE                    Director, Senior Vice President,      March 27, 2000
-----------------------------------------------------    and Chief Financial Officer
                    James H. Tate                        (principal financial and
                                                         accounting officer)

                 /s/ PETER T. GRAUER                   Director                              March 27, 2000
-----------------------------------------------------
                   Peter T. Grauer

                /s/ WILLIAM F. DAWSON                  Director                              March 27, 2000
-----------------------------------------------------
                  William F. Dawson

                /s/ JOHN F. FORT III                   Director                              March 27, 2000
-----------------------------------------------------
                  John F. Fort III

                /s/ HAROLD A. POLING                   Director                              March 27, 2000
-----------------------------------------------------
                  Harold A. Poling

             /s/ LAWRENCE M.V.D. SCHLOSS               Director                              March 27, 2000
-----------------------------------------------------
               Lawrence M.V.D. Schloss

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THERMADYNE MFG. LLC

                                            By:      /s/ JAMES H. TATE
                                              ----------------------------------
                                                        James H. Tate
                                               Senior Vice President and Chief
                                                      Financial Officer

Date: March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----
                /s/ RANDAL E. CURRAN                   Chairman of the Board,           March 27, 2000
-----------------------------------------------------    President, and Chief
                  Randall E. Curran                      Executive Officer (principal
                                                         executive officer)

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 27, 2000
-----------------------------------------------------    President, and Chief
                    James H. Tate                        Financial Officer (principal
                                                         financial and accounting
                                                         officer)

                 /s/ PETER T. GRAUER                   Director                         March 27, 2000
-----------------------------------------------------
                   Peter T. Grauer

                /s/ WILLIAM F. DAWSON                  Director                         March 27, 2000
-----------------------------------------------------
                  William F. Dawson

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THERMADYNE CAPITAL CORP.

                                            By:      /s/ JAMES H. TATE
                                              ----------------------------------
                                                        James H. Tate
                                               Senior Vice President and Chief
                                                      Financial Officer

Date: March 27, 2000

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

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                /s/ RANDALL E. CURRAN                  Chairman of the Board,           March 27, 2000
-----------------------------------------------------    President, and Chief
                  Randall E. Curran                      Executive Officer (principal
                                                         executive officer)

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 27, 2000
-----------------------------------------------------    President, and Chief
                    James H. Tate                        Financial Officer (principal
                                                         financial and accounting
                                                         officer)

                 /s/ PETER T. GRAUER                   Director                         March 27, 2000
-----------------------------------------------------
                   Peter T. Grauer

                /s/ WILLIAM F. DAWSON                  Director                         March 27, 2000
-----------------------------------------------------
                  William F. Dawson

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the consolidated financial statements of Thermadyne Holdings Corporation and Thermadyne Mfg. LLC as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 11, 2000. Our audits also included the financial statement schedule, Schedule II, Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 11, 2000

                                  SCHEDULE II
                        THERMADYNE HOLDINGS CORPORATION
                              THERMADYNE MFG. LLC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                 COLLECTION
                                          BALANCE AT                            OF PREVIOUSLY   BALANCE AT
                                         BEGINNING OF                            WRITTEN OFF      END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS             PERIOD      PROVISION   WRITEOFFS     ACCOUNTS        PERIOD
-------------------------------          ------------   ---------   ---------   -------------   ----------
Year ended December 31, 1999...........     $2,852       $  916       $916          $423          $3,275
Year ended December 31, 1998...........      2,217        1,267        632             0           2,852
Year ended December 31, 1997...........      1,649          875        315             8           2,217

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
           2.1           -- First Amended and Restated Plan of Reorganization of TDII
                            Company under Chapter 11 of the Bankruptcy Code,
                            confirmed by the United States Bankruptcy Court, District
                            of Delaware, on January 18, 1994.(1)
           2.2           -- Agreement and Plan of Merger, dated as of January 20,
                            1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
           2.3           -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
           2.4           -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
           3.1           -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation.(included in Exhibit 2.4)
           3.2           -- Bylaws of Thermadyne Holdings Corporation.(3)
           3.3           -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
           3.4           -- Bylaws of Thermadyne Capital Corp.(4)
           3.5           -- Limited Liability Company Agreement of Thermadyne Mfg.
                            LLC.(4)
           4.1           -- Indenture, dated as of May 22 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
           4.2           -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holdings Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)
           4.3           -- Form of 12 1/2% Senior Discount Debenture.(3)
           4.4           -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
           4.5           -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
           4.6           -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes Due November 1, 2003.(1)
           4.7           -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
           4.8           -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
           4.9           -- Form of 9 7/8% Senior Subordinated Notes.(3)
           4.10          -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
           4.11+         -- Subscription Agreement dated December 22, 1999, among
                            Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                            the buyers named therein.
           4.12+         -- Registration Rights Agreement dated December 22, 1999,
                            among Thermadyne Mfg. LLC, Thermadyne Holdings
                            Corporation, and the buyers named therein.
           4.13+         -- Form of Indenture relating to Junior Subordinated Notes.
           4.14+         -- Form of Warrants (included in Exhibit 4.11).
           4.15+         -- Form of Junior Subordinated Notes (included in Exhibit
                            4.11).

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          10.1           -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)
          10.2           -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)
          10.3           -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)
          10.4           -- Schedule of substantially identical lease agreements.(5)
          10.5           -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
          10.6           -- Schedule of substantially identical lease guaranties.(5)
          10.7           -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
          10.8           -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)
          10.9           -- Receivables Purchase Agreement, dated as of December 28,
                            1994, among Thermadyne Receivables, Inc., as Transferor,
                            and NationsBank of Virginia, N.A., as Trustee.(6)
          10.10          -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
          10.11          -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
          10.12          -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
          10.13          -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)
          10.14          -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
          10.15+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
          10.16+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
          10.17+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
          10.18+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
          10.19+         -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
          10.20+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
          10.21+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          10.22+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)
          10.23+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)
          10.24+         -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
          10.25+         -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
          10.26+         -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)
          10.27          -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
          10.28          -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)
          10.29+         -- First Amendment to Credit Agreement, dated as of November
                            10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                            Ltd., GenSet S.P.A. and Thermadyne Welding Products
                            Canada Limited, as Borrowers, Various Financial
                            Institutions, as Lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, Societe Generale, as Documentation
                            Agent, and ABN Amro N.V., as Administrative Agent.
          10.30          -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
          10.31          -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
          21.1           -- Subsidiaries of Thermadyne Holdings Corporation.*
          23.1           -- Consent of Ernst & Young LLP, Independent Auditors.*
          27.1           -- Financial Data Schedule.*

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