Form 10-Q
period 2000-03-31
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2000-05-12
CIK 850660, 1063381, 1063382

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          March 31, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ---------------------

                         Commission file number    0-23378
                                                -------------

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
                                                -------------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                     74-2878453
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

101 S. Hanley, St. Louis,  MO                                  63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code   (314)721-5573
                                                   ----------------------------

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

                                       Yes  X    No
                                           ---     ---

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of April 28, 2000 was 3,590,326.

Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction H(1) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements of
             Thermadyne Holdings Corporation

             Condensed Consolidated Balance Sheets...........................................................      3
             Condensed Consolidated Statements of Operations.................................................      4
             Condensed Consolidated Statements of Cash Flows.................................................      5
             Notes to Condensed Consolidated Financial Statements............................................    6-9

             Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

             Condensed Consolidated Balance Sheets...........................................................     10
             Condensed Consolidated Statements of Operations.................................................     11
             Condensed Consolidated Statements of Cash Flows.................................................     12
             Notes to Condensed Consolidated Financial Statements............................................  13-20

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations................................................  21-23

    Item 3.  Quantitative and Qualitative Disclosures of Market Risk.........................................     24

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K................................................................     25


SIGNATURES...................................................................................................  26-28

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           March 31,      December 31,
                                                                              2000             1999
                                                                         -------------    -------------
                                                                          (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                            $      40,186    $      13,321
    Accounts receivable, less allowanced for doubtful
       accounts of $3,181 and $3,275, respectively                              71,959           94,731
    Inventories                                                                102,526          100,831
    Prepaid expenses and other                                                   5,399            5,954
                                                                         -------------    -------------
          Total current assets                                                 220,070          214,837
Property, plant and equipment, at cost, net                                     90,835           93,811
Deferred financing costs, net                                                   20,715           20,459
Intangibles, at cost, net                                                       38,365           40,170
Deferred income taxes                                                           29,141           29,105
Other assets                                                                     2,517            2,014
                                                                         -------------    -------------
          Total assets                                                   $     401,643    $     400,396
                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                     $      44,653    $      41,773
    Accrued and other liabilities                                               27,158           27,052
    Accrued interest                                                             8,748            3,080
    Income taxes payable                                                        12,454            9,575
    Current maturities of long-term obligations                                 13,343           12,080
                                                                         -------------    -------------
         Total current liabilities                                             106,356           93,560
Long-term obligations, less current maturities                                 717,382          717,322
Other long-term liabilities                                                     61,858           62,172
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                                     63,427           61,430
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized, and 3,590,326 shares issued and outstanding at
       March 31, 2000 and December 31, 1999                                         36               36
    Additional paid-in capital                                                (113,441)        (111,444)
    Accumulated deficit                                                       (402,384)        (394,819)
    Management loans                                                            (4,020)          (3,966)
    Accumulated other comprehensive loss                                       (27,571)         (23,895)
                                                                         -------------    -------------
         Total shareholders' deficit                                          (547,380)        (534,088)
                                                                         -------------    -------------
         Total liabilities and shareholders' deficit                     $     401,643    $     400,396
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

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                              Three Months      Three Months
                                                                                 Ended             Ended
                                                                               March 31,         March 31,
                                                                                 2000              1999
                                                                              -------------    -------------
Net sales                                                                     $     133,157    $     130,234
Operating expenses:
    Cost of goods sold                                                               85,188           83,635
    Selling, general and administrative expenses                                     25,540           24,546
    Amortization of intangibles                                                         924            1,037
    Net periodic postretirement benefits                                                500            1,050
    Special charges                                                                   6,007            2,874
                                                                              -------------    -------------
    Operating income                                                                 14,998           17,092
Other income (expense):
    Interest expense                                                                (19,529)         (17,742)
    Amortization of deferred financing costs                                           (862)            (888)
    Other, net                                                                          613              844
                                                                              -------------    -------------
Loss before income tax provision                                                     (4,780)            (694)
Income tax provision (benefit)                                                        2,785             (358)
                                                                              -------------    -------------
Net loss                                                                             (7,565)            (336)
Preferred stock dividends (paid in kind)                                              1,997            1,757
                                                                              -------------    -------------

Net loss applicable to common shares                                          $      (9,562)   $      (2,093)
                                                                              =============    =============

Per share data:
    Basic loss per common share                                               $       (2.66)   $       (0.60)
    Diluted loss per common share                                             $       (2.66)   $       (0.60)




     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months     Three Months
                                                                             Ended           Ended
                                                                        March 31, 2000   March 31, 1999
                                                                        --------------   --------------
Cash flows provided by (used in) operating activities:
    Net loss                                                             $      (7,565)   $        (336)
Adjustments to reconcile net loss to
         net cash provided by operating activities:
    Net periodic postretirement benefits                                           500            1,050
    Depreciation                                                                 4,193            4,109
    Amortization of intangibles                                                    924            1,037
    Amortization of deferred financing costs                                       862              888
    Deferred income taxes                                                          (39)            (333)
    Non-cash interest expense                                                    4,606            3,153
Changes in operating assets and liabilities:
    Accounts receivable                                                         (6,176)           3,589
    Inventories                                                                 (3,381)             422
    Prepaid expenses and other                                                     451              952
    Accounts payable                                                             3,159           (1,179)
    Accrued and other liabilities                                                  342          (11,060)
    Accrued interest                                                             5,670            6,095
    Income taxes payable                                                         2,879             (764)
    Other long-term liabilities                                                   (859)          (1,164)
                                                                         -------------    -------------
       Total adjustments                                                        13,131            6,795
                                                                         -------------    -------------
       Net cash provided by operating activities                                 5,566            6,459
                                                                         -------------    -------------
Cash flows used in investing activities:
    Capital expenditures, net                                                   (2,716)          (2,183)
    Change in other assets                                                        (883)            (478)
    Acquisitions, net of cash                                                       --           (2,250)
                                                                         -------------    -------------
       Net cash used in investing activities                                    (3,599)          (4,911)
                                                                         -------------    -------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                                 59               21
    Repayment of long-term obligations                                          (3,578)          (1,144)
    Borrowing of long-term obligations                                           1,538            5,562
    Issuance of common stock                                                        --                4
    Change in accounts receivable securitization                                28,586            2,288
    Financing fees                                                              (1,134)            (282)
    Other                                                                         (573)          (3,644)
                                                                         -------------    -------------
       Net cash provided by financing activities                                24,898            2,805
                                                                         -------------    -------------
Net increase in cash and cash equivalents                                       26,865            4,353
Cash and cash equivalents at beginning of period                                13,321            1,319
                                                                         -------------    -------------
Cash and cash equivalents at end of period                               $      40,186    $       5,672
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

   UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

   STATEMENTS OF CASH FLOWS

   For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                               Three Months           Three Months
                                  Ended                  Ended
                                March 31,              March 31,
                                  2000                    1999
                            -----------------     ------------------
Interest paid               $          10,303     $            8,507
Taxes paid (received)                     (15)                   105

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




   LOSS PER SHARE

   The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.


                                                            Three Months      Three Months
                                                              Ended              Ended
                                                             March 31,         March 31,
                                                               2000              1999
                                                          --------------    --------------
Numerator:
    Net loss applicable to common
       shares - basic and diluted                         $       (9,562)   $       (2,093)
                                                          ==============    ==============
Denominator:
    Weighted average shares-basic and diluted                  3,590,326         3,496,079
                                                          ==============    ==============

    Basic loss per common share                           $        (2.66)   $        (0.60)
                                                          ==============    ==============

    Diluted loss per common share                         $        (2.66)   $        (0.60)
                                                          ==============    ==============

2. ACCOUNTS RECEIVABLE

   On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $28,586 at March 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the March 31, 2000, Consolidated Balance Sheet. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3. INVENTORIES

   The composition of inventories was as follows:


                                  March 31,           December 31,
                                    2000                  1999
                                 ----------           ------------
Raw materials                    $   26,945           $     26,707
Work-in-process                      24,383                 23,718
Finished goods                       51,945                 51,278
LIFO reserve                           (747)                  (872)
                                 ----------           ------------
Total                            $  102,526           $    100,831
                                 ==========           ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



4. SEGMENT INFORMATION

   The Company has adopted the Financial Accounting Standards Board's Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

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



                                                                                     Other
                                             United                  Australia/    Geographic
                                             States       Europe        Asia        Regions        Other     Consolidated
                                           ----------   ----------   ----------    ----------    ----------  ------------
Three Months Ended March 31, 2000
------------------------------------
    Revenue from external customers        $   92,305   $   14,971   $   14,022    $   11,859    $       --    $  133,157
    Intersegment revenues                       9,880        4,158          515            --       (14,553)           --
    Operating income (loss)                    18,623          550       (1,150)         (306)       (2,719)       14,998

Three Months Ended March 31, 1999
------------------------------------
    Revenue from external customers        $   87,776   $   13,303   $   20,233    $    8,922    $       --    $  130,234
    Intersegment revenues                       8,973        3,493        1,094            --       (13,560)           --
    Operating income (loss)                    21,527          746         (631)         (599)       (3,951)       17,092

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




5. RELOCATION AND REORGANIZATION

   Special charges of $6.0 million were recorded during the three months ended March 31, 2000. These charges relate primarily to the decision to relocate certain product assembly operations from the U.S. to Mexico. The special charges are comprised of $4.2 million of severance costs, $1.0 of inventory obsoleted by the move and approximately $0.8 million of other miscellaneous costs related to relocation of this production and the continuing reorganization of the Company's Australian business. The severance costs accrued in the first quarter relate to headcount reductions which are expected to occur over the next 21 months. As of March 31, 2000 none of these termination benefits had been paid.

   In the first quarter of 1999, special charges of $2.9 million were recorded in connection with a reorganization and realignment of the Company with the objective of making the Company's cost structure more competitive. These charges resulted primarily from headcount reductions and the related severance costs.

6. COMPREHENSIVE LOSS

   During the first three months of 2000 and 1999, total comprehensive loss amounted to $(11,241) and $(7,033), respectively.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      March 31,       December 31,
                                                                        2000              1999
                                                                    -------------    -------------
                                                                     (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                      $      40,186    $      13,321
     Accounts receivable, less allowance for doubtful
           accounts of $3,181 and $3,275, respectively                     71,959           94,731
     Inventories                                                          102,526          100,831
     Prepaid expenses and other                                             5,399            5,954
                                                                    -------------    -------------
        Total current assets                                              220,070          214,837
Property, plant and equipment, at cost, net                                90,835           93,811
Deferred financing costs, net                                              17,639           17,289
Intangibles, at cost, net                                                  38,365           40,170
Deferred income taxes                                                      25,874           25,838
Other assets                                                                2,517            2,014
                                                                    -------------    -------------
        Total assets                                                $     395,300    $     393,959
                                                                    =============    =============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                               $      44,653    $      41,773
     Accrued and other liabilities                                         27,158           27,052
     Accrued interest                                                       7,088            2,416
     Income taxes payable                                                  12,454            9,575
     Current maturities of long-term obligations                           13,343           12,080
                                                                    -------------    -------------
        Total current liabilities                                         104,696           92,896
Long-term obligations, less current maturities                            561,749          565,247
Other long-term liabilities                                                61,858           62,172
Shareholders' deficit:
     Accumulated deficit                                                 (388,395)        (385,425)
     Accumulated other comprehensive loss                                 (27,571)         (23,895)
                                                                    -------------    -------------
        Total shareholders' deficit                                      (415,966)        (409,320)
Net equity and advances to/from parent                                     82,963           82,964
                                                                    -------------    -------------
        Total liabilities and shareholders' deficit                 $     395,300    $     393,959
                                                                    =============    =============






      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three Months    Three Months
                                                                  Ended            Ended
                                                                 March 31,       March 31,
                                                                   2000             1999
                                                               -------------    -------------
Net sales                                                      $     133,157    $     130,234
Operating expenses:
    Cost of goods sold                                                85,188           83,635
    Selling, general and administrative expenses                      25,540           24,546
    Amortization of intangibles                                          924            1,037
    Net periodic postretirement benefits                                 500            1,050
    Special charges                                                    6,007            2,874
                                                               -------------    -------------
    Operating income                                                  14,998           17,092
Other income (expense):
    Interest expense                                                 (14,974)         (13,593)
    Amortization of deferred financing costs                            (768)            (792)
    Other, net                                                           559              792
                                                               -------------    -------------
Income (loss)  before income tax provision                              (185)           3,499
Income tax provision (benefit)                                         2,785             (358)
                                                               -------------    -------------
Net income (loss)                                              $      (2,970)   $       3,857
                                                               =============    =============







      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Three Months    Three Months
                                                                             Ended           Ended
                                                                           March 31,       March 31,
                                                                              2000            1999
                                                                         -------------    -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                             $      (2,970)   $       3,857
    Adjustment to reconcile net loss to
             net cash provided by operating activities:
       Net periodic postretirement benefits                                        500            1,050
       Depreciation                                                              4,193            4,109
       Amortization of intangibles                                                 924            1,037
       Amortization of deferred financing costs                                    768              792
       Deferred income taxes                                                       (39)            (333)
       Non-cash interest expense                                                 1,050               --
    Changes in operating assets and liabilities:
       Accounts receivable                                                      (6,176)           3,589
       Inventories                                                              (3,381)             422
       Prepaid expenses and other                                                  451              952
       Accounts payable                                                          3,159           (1,179)
       Accrued and other liabilities                                               342          (11,060)
       Accrued interest                                                          4,672            7,091
       Income taxes payable                                                      2,879             (764)
       Other long-term liabilities                                                (859)          (1,164)
                                                                         -------------    -------------
          Total adjustments                                                      8,483            4,542
                                                                         -------------    -------------
          Net cash provided by operating activities                              5,513            8,399
                                                                         -------------    -------------
    Cash flows used in investing activities:
       Capital expenditures, net                                                (2,716)          (2,183)
       Change in other assets                                                     (883)            (478)
       Acquisitions, net of cash                                                    --           (2,250)
                                                                         -------------    -------------
          Net cash used in investing activities                                 (3,599)          (4,911)
                                                                         -------------    -------------
    Cash flows provided by (used in) financing activities:
       Change in long-term receivables                                              59               21
       Repayment of long-term obligations                                       (3,578)          (1,144)
       Borrowing of long-term obligations                                        1,538            5,562
       Change in accounts receivable securitization                             28,586            2,288
       Financing fees                                                           (1,134)            (282)
       Change in net equity of parent                                               --           (3,353)
       Other                                                                      (520)          (2,227)
                                                                         -------------    -------------
          Net cash provided by financing activities                             24,951              865
                                                                         -------------    -------------
    Net increase in cash and cash equivalents                                   26,865            4,353
    Cash and cash equivalents at beginning of period                            13,321            1,319
                                                                         -------------    -------------
    Cash and cash equivalents at end of period                           $      40,186    $       5,672
                                                                         =============    =============






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

   UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

   CO-ISSUER

   Thermadyne Capital, a wholly-owned subsidiary of Thermadyne LLC, was formed solely for the purpose of serving as co-issuer of the 9-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Thermadyne Capital has no substantial assets or liabilities and no operations of any kind, and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

   STATEMENTS OF CASH FLOWS

   For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:



                                           Three Months    Three Months
                                               Ended           Ended
                                             March 31,       March 31,
                                               2000            1999
                                           -------------    -------------

Interest paid                              $      10,303    $       8,507
Taxes paid (received)                                (15)             105

2. ACCOUNTS RECEIVABLE

   On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $28,586 at March 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the March 31, 2000, Consolidated Balance Sheet. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3. INVENTORIES

   The composition of inventories was as follows:



                                 March 31,   December 31,
                                   2000         1999
                                 ---------   -----------
Raw materials                     $ 26,945   $    26,707
Work-in-process                     24,383        23,718
Finished goods                      51,945        51,278
LIFO reserve                          (747)         (872)
                                 ---------   -----------
Total                            $ 102,526   $   100,831
                                 =========   ===========



4. SEGMENT INFORMATION

   The Company has adopted the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

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


                                                                                       Other
                                        United                        Australia/     Geographic
                                        States           Europe          Asia          Regions        Other      Consolidated
                                      ----------       ---------      ----------     -----------    ---------    ------------
Three Months Ended March 31, 2000
    Revenue from external customers    $ 92,305         $ 14,971         $14,022       $ 11,859     $      -        $133,157
    Intersegment revenues                 9,880            4,158             515              -      (14,553)              -
    Operating income (loss)              18,623              550          (1,150)          (306)      (2,719)         14,998

Three Months Ended March 31, 1999
    Revenue from external customers    $ 87,776         $ 13,303        $ 20,233        $ 8,922     $      -        $130,234
    Intersegment revenues                 8,973            3,493           1,094              -      (13,560)              -
    Operating income (loss)              21,527              746            (631)          (599)      (3,951)         17,092

5.       RELOCATION AND REORGANIZATION

         Special charges of $6.0 million were recorded during the three months ended March 31, 2000. These charges relate primarily to the decision to relocate certain product assembly operations from the U.S. to Mexico. The special charges are comprised of $4.2 million of severance costs, $1.0 of inventory obsoleted by the move and approximately $0.8 million of other miscellaneous costs related to relocation of this production and the continuing reorganization of the Company's Australian business. The severance costs accrued in the first quarter relate to headcount reductions which are expected to occur over the next 21 months. As of March 31, 2000 none of these termination benefits had been paid.

         In the first quarter of 1999, special charges of $2.9 million were recorded in connection with a reorganization and realignment of the Company with the objective of making the Company's cost structure more competitive. These charges resulted primarily from headcount reductions and the related severance costs.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


6.       COMPREHENSIVE INCOME (LOSS)

         During the first three months of 2000 and 1999, total comprehensive income (loss) amounted to $(6,646) and $(2,840), respectively.

7.       GUARANTOR SUBSIDIARIES

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2000

                                                              Thermadyne      Total          Total
                                                                  LLC       Guarantors   Non-Guarantors Eliminations   Total
                                                              ----------    -----------  -------------- ------------ ----------
ASSETS

Current Assets:
    Cash and cash equivalents                                   $      --    $  33,218      $   6,968    $      --    $  40,186
    Restricted cash                                                    --           --         16,217      (16,217)          --
    Accounts receivable                                                --          299         97,402      (25,742)      71,959
    Inventories                                                        --       59,897         42,629           --      102,526
    Prepaid expenses and other                                         --        2,534          3,119         (254)       5,399
                                                                ---------    ---------      ---------    ---------    ---------
         Total current assets                                          --       95,948        166,335      (42,213)     220,070
Property, plant and equipment, at cost, net                            --       41,602         49,233           --       90,835
Deferred financing costs, net                                      17,433           --            206           --       17,639
Intangibiles, at cost, net                                             --       12,329         26,036           --       38,365
Deferred income taxes                                                  --       25,046            828           --       25,874
Investment in and advances to/from subsidiaries                   210,621         (678)            --     (209,943)          --
Other assets                                                           --          846          1,671           --        2,517
                                                                ---------    ---------      ---------    ---------    ---------
         Total assets                                           $ 228,054    $ 175,093      $ 244,309    $(252,156)   $ 395,300
                                                                =========    =========      =========    =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                            $      --    $  22,083      $  22,570    $      --    $  44,653
    Accrued and other liabilities                                      --       19,745          7,413           --       27,158
    Accrued interest                                                7,081            1              6           --        7,088
    Income taxes payable                                               --       14,057         (1,603)          --       12,454
    Current maturities of long-term obligations                    11,057          276          2,010           --       13,343
                                                                ---------    ---------      ---------    ---------    ---------
         Total current liabilities                                 18,138       56,162         30,396           --      104,696
Long-term obligations, less current maturities                    515,348       15,949         75,452      (45,000)     561,749
Other long-term liabilities                                            --       51,774         10,084           --       61,858
Shareholders' equity (deficit):
    Retained earnings (accumulated deficit)                      (388,395)    (279,026)       (49,505)     328,531     (388,395)
    Accumulated other comprehensive loss                               --       (7,958)       (19,613)          --      (27,571)
                                                                ---------    ---------      ---------    ---------    ---------
         Total shareholders' equity (deficit)                    (388,395)    (286,984)       (69,118)     328,531     (415,966)
Net equity and advances to/from subsidiaries                       82,963      338,192        197,495     (535,687)      82,963
                                                                ---------    ---------      ---------    ---------    ---------
         Total liabilities and shareholders' equity (deficit)   $ 228,054    $ 175,093      $ 244,309    $(252,156)   $ 395,300
                                                                =========    =========      =========    =========    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                              Thermadyne     Total          Total
                                                                  LLC      Guarantors   Non-Guarantors Eliminations   Total
                                                              ----------   -----------  -------------- ------------ ----------
ASSETS

Current Assets:
    Cash and cash equivalents                                  $      --    $   2,566      $  10,755    $      --    $  13,321
    Accounts receivable                                               --       51,895         42,836           --       94,731
    Inventories                                                       --       59,042         41,789           --      100,831
    Prepaid expenses and other                                        --        2,853          3,101           --        5,954
                                                               ---------    ---------      ---------    ---------    ---------
        Total current assets                                          --      116,356         98,481           --      214,837
Property, plant and equipment, at cost, net                           --       43,985         49,826           --       93,811
Deferred financing costs, net                                     17,020           --            269           --       17,289
Intangibiles, at cost, net                                            --       11,937         28,233           --       40,170
Deferred income taxes                                                 --       25,046            792           --       25,838
Investment in and advances to/from subsidiaries                  209,719           --             --     (209,719)          --
Other assets                                                          --          692          1,322           --        2,014
                                                               ---------    ---------      ---------    ---------    ---------
        Total assets                                           $ 226,739    $ 198,016      $ 178,923    $(209,719)   $ 393,959
                                                               =========    =========      =========    =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                           $      --    $  18,141      $  23,632    $      --    $  41,773
    Accrued and other liabilities                                     --       18,060          8,992           --       27,052
    Accrued interest                                               2,400           --             16           --        2,416
    Income taxes payable                                              --       11,725         (2,150)          --        9,575
    Current maturities of long-term obligations                    9,800          253          2,027           --       12,080
                                                               ---------    ---------      ---------    ---------    ---------
        Total current liabilities                                 12,200       48,179         32,517           --       92,896
Long-term obligations, less current maturities                   517,000       16,906         31,341           --      565,247
Other long-term liabilities                                           --       51,797         10,375           --       62,172
Shareholders' equity (deficit):
    Retained earnings (accumulated deficit)                     (385,425)    (279,825)       (46,716)     326,541     (385,425)
    Accumulated other comprehensive income (loss)                     --       (7,742)       (16,153)          --      (23,895)
                                                               ---------    ---------      ---------    ---------    ---------
        Total shareholders' equity (deficit)                    (385,425)    (287,567)       (62,869)     326,541     (409,320)
Net equity and advances to/from subsidiaries                      82,964      368,701        167,559     (536,260)      82,964
                                                               ---------    ---------      ---------    ---------    ---------
        Total liabilities and shareholders' equity (deficit)   $ 226,739    $ 198,016      $ 178,923    $(209,719)   $ 393,959
                                                               =========    =========      =========    =========    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                 Thermadyne     Total          Total
                                                     LLC      Guarantors   Non-Guarantors Eliminations    Total
                                                 ----------   -----------  -------------- ------------  ----------
Net sales                                         $      --    $ 110,639      $  46,847    $ (24,329)   $ 133,157
Operating expenses:
   Cost of goods sold                                    --       69,786         39,455      (24,053)      85,188
   Selling, general and administrative expenses          --       17,702          7,838           --       25,540
   Amortization of intangibles                           --          464            460           --          924
   Net periodic postretirement benefits                  --          500             --           --          500
   Special charges                                       --        5,553            454           --        6,007
                                                  ---------    ---------      ---------    ---------    ---------
Operating income (loss)                                  --       16,634         (1,360)        (276)      14,998
Other income (expense):
   Interest expense                                      --      (13,892)        (1,912)         830      (14,974)
   Amortization of deferred financing costs              --         (733)           (35)          --         (768)
   Equity in net loss of subsidiaries                (2,970)          --             --        2,970           --
   Other                                                 --        1,106            987       (1,534)         559
                                                  ---------    ---------      ---------    ---------    ---------
Income (loss) before income tax provision            (2,970)       3,115         (2,320)       1,990         (185)
Income tax provision                                     --        2,316            469           --        2,785
                                                  ---------    ---------      ---------    ---------    ---------
Net income (loss)                                 $  (2,970)   $     799      $  (2,789)   $   1,990    $  (2,970)
                                                  =========    =========      =========    =========    =========



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                 Thermadyne     Total          Total
                                                     LLC      Guarantors   Non-Guarantors Eliminations    Total
                                                 ----------   -----------  -------------- ------------  ----------
Net sales                                         $      --   $ 105,183       $  47,327    $ (22,276)   $ 130,234
Operating expenses:
   Cost of goods sold                                    --      66,368          39,669      (22,402)      83,635
   Selling, general and administrative expenses          --      16,944           7,602           --       24,546
   Amortization of intangibles                           --         498             539           --        1,037
   Net periodic postretirement benefits                  --       1,050              --           --        1,050
   Special charges                                       --         936           1,938           --        2,874
                                                  ---------   ---------       ---------    ---------    ---------
Operating income (loss)                                  --      19,387          (2,421)         126       17,092
Other income (expense):
   Interest expense                                      --     (11,947)         (2,418)         772      (13,593)
   Amortization of deferred financing costs              --        (741)            (51)          --         (792)
   Equity in net loss of subsidiaries                 3,857          --              --       (3,857)          --
   Other                                                 --       2,378             281       (1,867)         792
                                                  ---------   ---------       ---------    ---------    ---------
Income (loss) before income tax provision             3,857       9,077          (4,609)      (4,826)       3,499
Income tax provision                                     --        (270)            (88)          --         (358)
                                                  ---------   ---------       ---------    ---------    ---------
Net income (loss)                                 $   3,857   $   9,347       $  (4,521)   $  (4,826)   $   3,857
                                                  =========   =========       =========    =========    =========


(a) Reflects the elimination of intercompany sales among all the Company's subsidiaries

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                        Thermadyne    Total          Total
                                                            LLC     Guarantors   Non-Guarantors Eliminations   Total
                                                        ----------  -----------  -------------- ------------ ----------
Net cash provided by (used in) operating activities      $  1,711    $  5,560      $ (3,748)      $  1,990    $  5,513
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                  --      (1,632)       (1,084)            --      (2,716)
    Change in other assets                                     --        (207)         (676)            --        (883)
    Acquisitions, net of cash                                  --          --            --             --          --
                                                         --------    --------      --------       --------    --------
Net cash used in investing activities                          --      (1,839)       (1,760)            --      (3,599)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                           --          59            --             --          59
    Repayment of long-term obligations                     (1,449)        (62)       (2,067)            --      (3,578)
    Borrowing of long-term obligations                         --          --         1,538             --       1,538
    Change in accounts receivable securitization               --      28,586            --             --      28,586
    Financing fees                                             --      (1,146)           12             --      (1,134)
    Change in net equity and advances to/from
        subsidiaries                                         (267)       (581)        2,838         (1,990)         --
    Other                                                       5          75          (600)            --        (520)
                                                         --------    --------      --------       --------    --------
Net cash provided by (used in) financing activities        (1,711)     26,931         1,721         (1,990)     24,951
                                                         --------    --------      --------       --------    --------
Net increase (decrease) in cash and cash equivalents           --      30,652        (3,787)            --      26,865
Cash and cash equivalents at beginning of period               --       2,566        10,755             --      13,321
                                                         --------    --------      --------       --------    --------
Cash and cash equivalents at end of period               $     --    $ 33,218      $  6,968       $     --    $ 40,186
                                                         ========    ========      ========       ========    ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                          Thermadyne     Total          Total
                                                              LLC      Guarantors   Non-Guarantors Eliminations   Total
                                                          ----------  -----------  -------------- ------------  ----------
Net cash provided by (used in) operating activities         $ 10,951    $  5,486      $ (3,212)      $ (4,826)   $  8,399
Cash flows provided by (used in) investing activities:            --
   Capital expenditures, net                                      --      (1,401)         (782)            --      (2,183)
   Change in other assets                                         --      (1,271)          793             --        (478)
   Acquisitions, net of cash                                      --          --        (2,250)            --      (2,250)
                                                            --------    --------      --------       --------    --------
Net cash used in investing activities                             --      (2,672)       (2,239)            --      (4,911)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                               --          21            --             --          21
   Repayment of long-term obligations                           (575)        (51)         (518)            --      (1,144)
   Borrowing of long-term obligations                          5,100          --           462             --       5,562
   Change in accounts receivable securitization                   --       2,288            --             --       2,288
   Financing fees                                                 --          --          (282)            --        (282)
   Change in net equity and advances to/from subsidiaries    (15,476)         (2)        7,299          4,826      (3,353)
   Other                                                          --      (2,310)           83             --      (2,227)
                                                            --------    --------      --------       --------    --------
Net cash provided by (used in) financing activities          (10,951)        (54)        7,044          4,826         865
                                                            --------    --------      --------       --------    --------
Net increase in cash and cash equivalents                         --       2,760         1,593             --       4,353
Cash and cash equivalents at beginning of period                  --      (1,051)        2,370             --       1,319
                                                            --------    --------      --------       --------    --------
Cash and cash equivalents at end of period                  $     --    $  1,709      $  3,963       $     --    $  5,672
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales for the three months ended March 31, 2000 were $133.2 million compared to $130.2 million for the same period in 1999, an increase of 2.2%. Domestic sales for the quarter were $85.7 million which is a 4.6% increase over the three month period ended March 31, 1999. The Company has experienced a general increase in demand across most of its product lines. International sales were down a modest 1.8% during the quarter compared to the same three month period in 1999, with strong sales gains in Latin America, Europe and Canada substantially offsetting a sales decline in Australia. Latin America had a quarterly sales increase of 38.9% which resulted from stronger economic conditions and to a lesser extent incremental revenues from a 1999 acquisition. The European growth was primarily the result of a second quarter 1999 acquisition while increased sales in Canada were attributable to continued economic expansion in that country. Australian sales continued to be hampered by a weak industrial economy together with increased competition from imports.

Cost of goods sold as a percentage of sales was 64.0% for the three months ended March 31, 2000, compared to 64.2% for the same period last year. This improvement is the result of cost reduction efforts together with improved efficiencies as the Company's production facilities are generally running at more optimal levels. During most of 1999 the Company was focused on reducing its working capital with particular emphasis on inventory which had the effect of less efficient production.

Selling, general and administrative costs were $25.5 million for the three months ended March 31, 2000, which is 4.0% higher than the same period in 1999. Substantially all of this increase results from two mid-1999 acquisitions. As a percentage of sales selling, general, and administrative costs were 19.2% for the first quarter compared to 18.8% for the three months ended March 31, 1999. This increase results mainly from expenditures made with respect to new sales and marketing initiatives including the addition of new sales personnel.

Special charges of $6.0 million were recorded during the three months ended March 31, 2000. These charges relate primarily to the decision to relocate certain product assembly operations from the U.S. to Mexico. The special charges are comprised of $4.2 million of severance costs, $1.0 of inventory obsoleted by the move and approximately $0.8 million of other miscellaneous costs related to relocation of this production and the continuing reorganization of the Company's Australian business. The severance costs accrued in the first quarter relate to headcount reductions which are expected to occur over the next 21 months.

In the first quarter of 1999, special charges of $2.9 million were recorded in connection with a reorganization and realignment of the Company with the objective of making the Company's cost structure more competitive. These charges resulted primarily from headcount reductions and the related severance costs.

For the three months ended March 31, 2000, an income tax provision of $2.8 million was recorded on a pre-tax loss of $4.8 million which compares to a tax benefit of $0.4 million reported for the first quarter of 1999 on a pre-tax loss of $0.7 million. The income tax provision for the three months ended March 31, 2000, includes the impact of nonrecognition of foreign tax loss benefits and other nondeductible expenses.

Adjusted EBITDA was $26.6 million, or 20.0% of sales, for the quarter ended March 31, 2000, and is 1.8% higher than the $26.2 million reported for the first quarter of 1999 which was 20.1% of sales.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities provided cash of $5.6 million during the three month period ended March 31, 2000, which compares to cash provided of $6.5 million during the same time period in 1999. Operating assets and liabilities provided cash of $2.1 million during the first quarter 2000 compared to a use of cash of $3.1 million during the same period last year. This improvement was more than offset by a net loss reported during the three month period ended March 31, 2000 of $7.6 million compared to a net loss of

$0.3 million during the same three month period in 1999. These net loss amounts included $11.0 million and $9.9 million of non-cash charges for the three months ended March 31, 2000 and 1999, respectively. Investing activities used $3.6 million of cash during the first quarter of 2000, a decrease of $1.3 million from the comparable period in 1999. This change resulted primarily from a decline in cash used for acquisitions of $2.3 million partially offset by an increase in capital expenditures of $0.5 million. Financing activities provided $24.9 million during the three months ended March 31, 2000, compared to $2.8 million for the quarter ended March 31, 1999. This increase in cash provided resulted mainly from the Company's accounts receivable securitization program which provided $26.3 million more of cash during the three months ended March 31, 2000 when compared to the same period in 1999. During the fourth quarter of 1999 the Company's old securitization program was repaid and the new program did not commence until January 2000.

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

The Company anticipates that its operating cash flow, together with borrowings under its existing bank facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

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

Although we believe that we have successfully modified our products, services, and internal systems as necessary to be Year 2000-compliant, we cannot be sure that our products or our internal systems do not contain undetected errors or defects associated with Year 2000 functions that may manifest themselves over time and may result in a material adverse impact on the Company's business, financial condition, or results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the first quarter of 2000. Refer to the Company's discussion in its Annual Report on Form 10-K for the year ended December 31, 1999.

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


                                      THERMADYNE HOLDINGS CORPORATION



                                      By:  /s/  Randall E. Curran
                                           -------------------------------
                                           Randall E. Curran
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                      By:  /s/ James H. Tate
                                           -------------------------------
                                           James H. Tate
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)



Date:    May 12, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THERMADYNE MFG. LLC



                                      By:  /s/  Randall E. Curran
                                           -------------------------------
                                           Randall E. Curran
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                      By:  /s/ James H. Tate
                                           -------------------------------
                                           James H. Tate
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)



Date:    May 12, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THERMADYNE CAPITAL CORP.



                                      By:  /s/  Randall E. Curran
                                           -------------------------------
                                           Randall E. Curran
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                      By:  /s/ James H. Tate
                                           -------------------------------
                                           James H. Tate
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)



Date:    May 12, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   27           Financial Data Schedule