Form 10-Q
period 2000-06-30
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2000-08-14
CIK 850660, 1063381, 1063382

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    June 30, 2000
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------

                         Commission file number 0-23378
                                                -------

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                                  74-2482571
--------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

                        Commission file number 333-57457
                                               ---------

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                                  74-2478452
--------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

                        Commission file number 333-57457
                                               ---------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


Delaware                                                                                  74-2878453
--------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)


101 S. Hanley, St. Louis,  MO                                       63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code   (314)721-5573
                                                  ------------------------------

Indicate by v whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

                        THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

         Item 1.      Condensed Consolidated Financial Statements of
                      Thermadyne Holdings Corporation

                      Condensed Consolidated Balance Sheets...........................................3
                      Condensed Consolidated Statements of Operations.................................4
                      Condensed Consolidated Statements of Cash Flows.................................5
                      Notes to Condensed Consolidated Financial Statements..........................6-9

                      Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                      Condensed Consolidated Balance Sheets..........................................10
                      Condensed Consolidated Statements of Operations................................11
                      Condensed Consolidated Statements of Cash Flows................................12
                      Notes to Condensed Consolidated Financial Statements........................13-21

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations............................22-25

         Item 3.      Quantitative and Qualitative Disclosures of Market Risk........................25

PART II - OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K...............................................26


SIGNATURES........................................................................................27-29

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         June 30,     December 31,
                                                                           2000           1999
                                                                         ---------    ------------
                                                                         (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                            $  17,931    $     13,321
    Accounts receivable, less allowanced for doubtful
       accounts of $3,278 and $3,275, respectively                          72,209          94,731
    Inventories                                                            108,424         100,831
    Prepaid expenses and other                                               6,582           5,954
                                                                         ---------    ------------
          Total current assets                                             205,146         214,837
Property, plant and equipment, at cost, net                                 88,244          93,811
Deferred financing costs, net                                               19,996          20,459
Intangibles, at cost, net                                                   36,791          40,170
Deferred income taxes                                                       33,420          29,105
Other assets                                                                 2,687           2,014
                                                                         ---------    ------------
          Total assets                                                   $ 386,284    $    400,396
                                                                         =========    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                     $  49,423    $     41,773
    Accrued and other liabilities                                           31,700          27,052
    Accrued interest                                                         2,640           3,080
    Income taxes payable                                                    11,850           9,575
    Current maturities of long-term obligations                             13,855          12,080
                                                                         ---------    ------------
         Total current liabilities                                         109,468          93,560
Long-term obligations, less current maturities                             712,622         717,322
Other long-term liabilities                                                 62,223          62,172
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                                 65,488          61,430
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized, and 3,590,326 shares issued and outstanding at
       June 30, 2000 and December 31, 1999                                      36              36
    Additional paid-in capital                                            (112,239)       (111,444)
    Accumulated deficit                                                   (415,459)       (394,819)
    Management loans                                                        (4,075)         (3,966)
    Accumulated other comprehensive loss                                   (31,780)        (23,895)
                                                                         ---------    ------------
         Total shareholders' deficit                                      (563,517)       (534,088)
                                                                         ---------    ------------
         Total liabilities and shareholders' deficit                     $ 386,284    $    400,396
                                                                         =========    ============


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                        Three Months    Three Months    Six Months    Six Months
                                                            Ended           Ended         Ended          Ended
                                                          June 30,        June 30,       June 30,      June 30,
                                                            2000            1999           2000          1999
                                                        ------------    ------------    ----------    ----------
Net sales                                               $    135,124    $    133,465    $  268,281    $  263,699
Operating expenses:
    Cost of goods sold                                        86,124          85,190       171,312       168,825
    Selling, general and administrative expenses              26,697          25,344        52,237        49,890
    Amortization of intangibles                                  970           1,432         1,894         2,469
    Net periodic postretirement benefits                         207           1,250           707         2,300
    Special charges                                           12,406           1,535        18,413         4,409
                                                        ------------    ------------    ----------    ----------
    Operating income                                           8,720          18,714        23,718        35,806
Other income (expense):
    Interest expense                                         (20,526)        (17,572)      (40,055)      (35,314)
    Amortization of deferred financing costs                    (826)           (898)       (1,688)       (1,786)
    Other, net                                                  (443)            938           170         1,782
                                                        ------------    ------------    ----------    ----------
Gain (loss) before income tax provision                      (13,075)          1,182       (17,855)          488
Income tax provision                                              --           3,413         2,785         3,055
                                                        ------------    ------------    ----------    ----------
Net loss                                                     (13,075)         (2,231)      (20,640)       (2,567)
Preferred stock dividends (paid in kind)                       2,061           1,815         4,058         3,572
                                                        ------------    ------------    ----------    ----------
Net loss applicable to common shares                    $    (15,136)   $     (4,046)   $  (24,698)   $   (6,139)
                                                        ============    ============    ==========    ==========

Per share data:
    Basic loss per common share                         $      (4.21)   $      (1.13)   $    (6.88)   $    (1.73)
    Diluted loss per common share                       $      (4.21)   $      (1.13)   $    (6.88)   $    (1.73)


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Six Months       Six Months
                                                                          Ended            Ended
                                                                      June 30, 2000    June 30, 1999
                                                                      -------------    -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                          $     (20,640)   $      (2,567)
Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                                        707            2,300
    Depreciation                                                              8,513            9,455
    Amortization of intangibles                                               1,894            2,469
    Amortization of deferred financing costs                                  1,688            1,786
    Recognition of net operating loss carryforwards                              --            3,401
    Deferred income taxes                                                    (1,046)          (1,077)
    Loss on asset disposal                                                    6,762
    Non-cash interest expense                                                 9,223            6,367
Changes in operating assets and liabilities:
    Accounts receivable                                                      (5,372)           7,952
    Inventories                                                             (14,915)           4,600
    Prepaid expenses and other                                                 (850)           2,693
    Accounts payable                                                          7,908           (3,332)
    Accrued and other liabilities                                             4,448          (10,879)
    Accrued interest                                                           (449)           4,282
    Income taxes payable                                                      2,280           (1,094)
    Other long-term liabilities                                              (1,512)          (2,495)
                                                                      -------------    -------------
       Total adjustments                                                     19,279           26,428
                                                                      -------------    -------------
       Net cash provided by (used in) operating activities                   (1,361)          23,861
                                                                      -------------    -------------
Cash flows used in investing activities:
    Proceeds from sale of assets                                              4,563
    Capital expenditures, net                                               (10,672)          (5,182)
    Change in other assets                                                   (1,355)          (1,389)
    Acquisitions, net of cash                                                (1,008)          (5,884)
                                                                      -------------    -------------
       Net cash used in investing activities                                 (8,472)         (12,455)
                                                                      -------------    -------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                              42             (101)
    Repayment of long-term obligations                                      (12,912)          (2,544)
    Borrowing of long-term obligations                                        2,262            3,356
    Issuance of common stock                                                     --                4
    Change in accounts receivable securitization                             26,943           (1,140)
    Financing fees                                                           (1,245)              --
    Other                                                                      (647)          (5,218)
                                                                      -------------    -------------
       Net cash provided by (used in) financing activities                   14,443           (5,643)
                                                                      -------------    -------------
Net increase in cash and cash equivalents                                     4,610            5,763
Cash and cash equivalents at beginning of period                             13,321            1,319
                                                                      -------------    -------------
Cash and cash equivalents at end of period                            $      17,931    $       7,082
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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                                           Six Months    Six Months
                                             Ended         Ended
                                            June 30,      June 30,
                                              2000          1999
                                           ----------    ----------
          Interest paid                    $   23,004    $   16,142
          Taxes paid                            1,605           689

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                     Three Months    Three Months    Six Months    Six Months
                                                         Ended           Ended         Ended          Ended
                                                       June 30,        June 30,       June 30,      June 30,
                                                         2000            1999           2000          1999
                                                     ------------    ------------    ----------    ----------
Numerator:
    Net loss applicable to common shares-
       basic and diluted                             $    (15,136)   $     (4,046)   $  (24,698)   $   (6,139)
                                                     ============    ============    ==========    ==========
Denominator:
    Weighted average shares-basic and diluted           3,590,326       3,590,326     3,590,326     3,543,463
                                                     ============    ============    ==========    ==========

Basic loss per common share                          $      (4.22)   $      (1.13)   $    (6.88)   $    (1.73)
                                                     ============    ============    ==========    ==========
Diluted loss per common share                        $      (4.22)   $      (1.13)   $    (6.88)   $    (1.73)
                                                     ============    ============    ==========    ==========


2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $26,943 at June 30, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the June 30, 2000, Consolidated Balance Sheet. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories was as follows:


                             June 30,     December 31,
                               2000           1999
                            ----------    ------------
     Raw materials          $   29,251    $     26,707
     Work-in-process            20,721          23,718
     Finished goods             60,073          51,278
     LIFO reserve               (1,621)           (872)
                            ----------    ------------
     Total                  $  108,424    $    100,831
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


                                                                               Other
                                           United               Australia/   Geographic
                                           States     Europe       Asia        Regions       Other      Consolidated
                                          ---------  --------   ----------   ----------    ---------    ------------
Six Months Ended June 30, 2000
    Revenue from external customers       $ 183,486  $ 29,945   $   28,926   $   25,924    $      --    $    268,281
    Intersegment revenues                    19,500     8,317        1,062           --      (28,879)             --
    Operating income (loss)                  32,030     1,689       (1,473)        (276)      (8,252)         23,718

Six Months Ended June 30, 1999

    Revenue from external customers       $ 176,364  $ 27,012   $   39,551   $   20,772    $      --    $    263,699
    Intersegment revenues                    19,306     7,023        2,136           --      (28,465)             --
    Operating income (loss)                  44,246     1,566       (1,088)        (734)      (8,184)         35,806

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



5.       RELOCATION AND REORGANIZATION

         Special charges of $12.4 million and $18.4 million were recorded in the three and six month periods ended June 30, 2000, respectively. Included in these amounts are a loss of $6.7 million associated with the decision to exit a portion of the gas management business and $3.0 million related to changes in senior management. The balance of the special charges for both periods is related primarily to the relocation of production to Mexico and Asia. As of June 30, 2000, no significant payments had been made against severance or other accruals established in connection with these special charges.

         Special charges of $4.4 million were recorded for the first half of 1999. These charges were primarily for headcount reductions and other site rationalization costs in Australia.

6.       COMPREHENSIVE LOSS

         During the first six months of 2000 and 1999, total comprehensive loss amounted to $(28,525) and $(6,828), respectively.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   June 30,     December 31,
                                                                     2000           1999
                                                                  ----------    ------------
                                                                  (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                    $   17,931    $     13,321
     Accounts receivable, less allowance for doubtful
           accounts of $3,278 and $3,275, respectively                72,209          94,731
     Inventories                                                     108,424         100,831
     Prepaid expenses and other                                        6,582           5,954
                                                                  ----------    ------------
        Total current assets                                         205,146         214,837
Property plant and equipment, at cost, net                            88,244          93,811
Deferred financing costs, net                                         17,015          17,289
Intangibles, at cost, net                                             36,791          40,170
Deferred income taxes                                                 30,153          25,838
Other assets                                                           2,687           2,014
                                                                  ----------    ------------
        Total assets                                              $  380,036    $    393,959
                                                                  ==========    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                             $   49,423    $     41,773
     Accrued and other liabilities                                    31,700          27,052
     Accrued interest                                                  1,976           2,416
     Income taxes payable                                             11,850           9,575
     Current maturities of long-term obligations                      13,855          12,080
                                                                  ----------    ------------
        Total current liabilities                                    108,804          92,896
Long-term obligations, less current maturities                       553,359         565,247
Other long-term liabilities                                           62,223          62,172
Shareholders' deficit:
     Accumulated deficit                                            (396,804)       (385,425)
     Accumulated other comprehensive loss                            (31,780)        (23,895)
                                                                  ----------    ------------
        Total shareholders' deficit                                 (428,584)       (409,320)
Net equity and advances to/from parent                                84,234          82,964
                                                                  ----------    ------------
        Total liabilities and shareholders' deficit               $  380,036    $    393,959
                                                                  ==========    ============


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        Three Months    Three Months    Six Months    Six Months
                                                            Ended           Ended         Ended          Ended
                                                          June 30,        June 30,       June 30,      June 30,
                                                            2000            1999           2000          1999
                                                        ------------    ------------    ----------    ----------
Net sales                                               $    135,124    $    133,465    $  268,281    $  263,699
Operating expenses:
    Cost of goods sold                                        86,124          85,190       171,312       168,825
    Selling, general and administrative expenses              26,697          25,344        52,237        49,890
    Amortization of intangibles                                  970           1,432         1,894         2,469
    Net periodic postretirement benefits                         207           1,250           707         2,300
    Special charges                                           12,406           1,535        18,413         4,409
                                                        ------------    ------------    ----------    ----------
    Operating income                                           8,720          18,714        23,718        35,806
Other income (expense):
    Interest expense                                         (15,898)        (13,362)      (30,872)      (26,955)
    Amortization of deferred financing costs                    (733)           (804)       (1,501)       (1,596)
    Other, net                                                  (498)            886            61         1,678
                                                        ------------    ------------    ----------    ----------
Income (loss)  before income tax provision                    (8,409)          5,434        (8,594)        8,933
Income tax provision                                              --           3,413         2,785         3,055
                                                        ------------    ------------    ----------    ----------
Net income (loss)                                       $     (8,409)   $      2,021    $  (11,379)   $    5,878
                                                        ============    ============    ==========    ==========


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Six Months    Six Months
                                                                      Ended         Ended
                                                                     June 30,      June 30,
                                                                       2000          1999
                                                                    ----------    ----------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                               $  (11,379)   $    5,878
    Adjustment to reconcile net income (loss) to
             net cash provided by (used in) operating activities:
       Net periodic postretirement benefits                                707         2,300
       Depreciation                                                      8,513         9,455
       Amortization of intangibles                                       1,894         2,469
       Amortization of deferred financing costs                          1,501         1,596
       Recognition of net operating loss carryforwards                      --         3,401
       Deferred income taxes                                            (4,310)       (1,077)
       Loss on asset disposal                                            6,762            --
       Non-cash interest expense                                         2,035            --
    Changes in operating assets and liabilities:
       Accounts receivable                                              (5,372)        7,952
       Inventories                                                     (14,915)        4,600
       Prepaid expenses and other                                         (850)        2,693
       Accounts payable                                                  7,908        (3,332)
       Accrued and other liabilities                                     4,448       (10,879)
       Accrued interest                                                   (449)        6,274
       Income taxes payable                                              2,280        (1,094)
       Other long-term liabilities                                      (1,512)       (2,495)
                                                                    ----------    ----------
          Total adjustments                                              8,640        21,863
                                                                    ----------    ----------
          Net cash provided by (used in) operating activities           (2,739)       27,741
                                                                    ----------    ----------
    Cash flows used in investing activities:
       Proceeds from sale of assets                                      4,563            --
       Capital expenditures, net                                       (10,672)       (5,182)
       Change in other assets                                           (1,355)       (1,389)
       Acquisitions, net of cash                                        (1,008)       (5,884)
                                                                    ----------    ----------
          Net cash used in investing activities                         (8,472)      (12,455)
                                                                    ----------    ----------
    Cash flows provided by financing activities:
       Change in long-term receivables                                      42          (101)
       Repayment of long-term obligations                              (12,912)       (2,544)
       Borrowing of long-term obligations                                2,262         3,356
       Change in accounts receivable securitization                     26,943        (1,140)
       Financing fees                                                   (1,245)           --
       Change in net equity of parent                                    1,270        (3,984)
       Other                                                              (539)       (5,110)
                                                                    ----------    ----------
          Net cash provided by (used in) financing activities           15,821        (9,523)
                                                                    ----------    ----------
    Net increase in cash and cash equivalents                            4,610         5,763
    Cash and cash equivalents at beginning of period                    13,321         1,319
                                                                    ----------    ----------
    Cash and cash equivalents at end of period                      $   17,931    $    7,082
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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         CO-ISSUER

         Thermadyne Capital, a wholly-owned subsidiary of Thermadyne LLC, was formed solely for the purpose of serving as a co-issuer of the 9-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Thermadyne Capital has no substantial assets or liabilities and no operations of any kind, and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                                           Six Months    Six Months
                                             Ended         Ended
                                            June 30,      June 30,
                                              2000          1999
                                           ----------    ----------
Interest paid                              $   21,090    $   14,150
Taxes paid                                      1,605           689



2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $26,943 at June 30, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the June 30, 2000, Consolidated Balance Sheet. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories was as follows:


                           June 30,      December 31,
                             2000           1999
                          ----------     ------------
Raw materials             $   29,251     $     26,707
Work-in-process               20,721           23,718
Finished goods                60,073           51,278
LIFO reserve                  (1,621)            (872)
                          ----------     ------------
Total                     $  108,424     $    100,831
                          ==========     ============

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


                                                                                 Other
                                            United                Australia/   Geographic
                                            States      Europe       Asia        Regions        Other      Consolidated
                                           ---------   --------   ----------   ----------     ---------    ------------
Six Months Ended June 30, 2000

    Revenue from external customers        $ 183,486   $ 29,945   $   28,926    $   25,924    $      --    $    268,281
    Intersegment revenues                     19,500      8,317        1,062            --      (28,879)             --
    Operating income (loss)                   32,030      1,689       (1,473)         (276)      (8,252)         23,718

Six Months Ended June 30, 1999

    Revenue from external customers        $ 176,364   $ 27,012   $   39,551    $   20,772    $      --    $    263,699
    Intersegment revenues                     19,306      7,023        2,136       (28,465)          --
    Operating income (loss)                   44,246      1,566       (1,088)         (734)      (8,184)         35,806



5.       RELOCATION AND REORGANIZATION

         Special charges of $12.4 million and $18.4 million were recorded in the three and six month periods ended June 30, 2000, respectively. Included in these amounts are a loss of $6.7 million of costs associated with the decision to exit a portion of the gas management business and $3.0 million related to changes in senior management The balance of special charges for both periods is related primarily to the relocation of production to Mexico and Asia. As of June 30, 2000, no significant payments had been made against severance or other accruals established in connection with these special charges.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         Special charges of $4.4 million were recorded for the first half of 1999. These charges were primarily for headcount reductions and other site rationalization costs in Australia.

6.       COMPREHENSIVE INCOME (LOSS)

         During the first three months of 2000 and 1999, total comprehensive income (loss) amounted to $(19,264) and $1,617, respectively.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2000

                                                               Thermadyne     Total         Total
                                                                  LLC       Guarantors   Non-Guarantors   Eliminations     Total
                                                               ----------   ----------   --------------   -------------  ---------
ASSETS

Current Assets:
    Cash and cash equivalents                                  $       --   $    5,791   $       12,140   $         --   $  17,931
    Restricted cash                                                    --           --           17,781        (17,781)         --
    Accounts receivable                                                --         (322)          98,319        (25,788)     72,209
    Inventories                                                        --       60,480           47,944                    108,424
    Prepaid expenses and other                                         --        3,678            3,175           (271)      6,582
                                                               ----------   ----------   --------------   ------------   ---------
         Total current assets                                          --       69,627          179,359        (43,840)    205,146
Property, plant and equipment, at cost, net                            --       44,422           43,822             --      88,244
Deferred financing costs, net                                      16,861           --              154             --      17,015
Intangibles, at cost, net                                              --       10,351           26,440             --      36,791
Deferred income taxes                                                  --       29,386              767             --      30,153
Investment in and advances to/from subsidiaries                   191,414       14,141               --       (205,555)         --
Other assets                                                           --        1,015            1,672             --       2,687
                                                               ----------   ----------   --------------   ------------   ---------
         Total assets                                          $  208,275   $  168,942   $      252,214   $   (249,395)  $ 380,036
                                                               ==========   ==========   ==============   ============   =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                           $       --   $   22,935   $       26,488   $         --   $  49,423
    Accrued and other liabilities                                      --       23,967            7,733             --      31,700
    Accrued interest                                                1,967            3                6             --       1,976
    Income taxes payable                                               --       13,614           (1,764)            --      11,850
    Current maturities of long-term obligations                    11,050          279            2,526             --      13,855
                                                               ----------   ----------   --------------   ------------   ---------
         Total current liabilities                                 13,017       60,798           34,989             --     108,804
Long-term obligations, less current maturities                    507,828       15,889           74,642        (45,000)    553,359
Other long-term liabilities                                            --       51,475           10,748             --      62,223
Shareholders' equity (deficit):                                        --
    Retained earnings (accumulated deficit)                      (396,804)    (285,549)         (51,432)       336,981    (396,804)
    Accumulated other comprehensive loss                               --       (6,830)         (24,950)            --     (31,780)
                                                               ----------   ----------   --------------   ------------   ---------
         Total shareholders' equity (deficit)                    (396,804)    (292,379)         (76,382)       336,981    (428,584)
Net equity and advances to/from subsidiaries                       84,234      333,159          208,217       (541,376)     84,234
                                                               ----------   ----------   --------------   ------------   ---------
         Total liabilities and shareholders' equity (deficit)  $  208,275   $  168,942   $      252,214   $   (249,395)  $ 380,036
                                                               ==========   ==========   ==============   ============   =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                               Thermadyne     Total         Total
                                                                  LLC       Guarantors   Non-Guarantors   Eliminations     Total
                                                               ----------   ----------   --------------   -------------  ---------
ASSETS

Current Assets:
    Cash and cash equivalents                                  $       --   $    2,566   $       10,755   $         --   $  13,321
    Accounts receivable                                                --       51,895           42,836             --      94,731
    Inventories                                                        --       59,042           41,789             --     100,831
    Prepaid expenses and other                                         --        2,853            3,101             --       5,954
                                                               ----------   ----------   --------------   ------------   ---------
        Total current assets                                           --      116,356           98,481             --     214,837
Property, plant and equipment, at cost, net                            --       43,985           49,826             --      93,811
Deferred financing costs, net                                      17,020           --              269             --      17,289
Intangibles, at cost, net                                              --       11,937           28,233             --      40,170
Deferred income taxes                                                  --       25,046              792             --      25,838
Investment in and advances to/from subsidiaries                   209,719           --               --       (209,719)         --
Other assets                                                           --          692            1,322             --       2,014
                                                               ----------   ----------   --------------   ------------   ---------
        Total assets                                           $  226,739   $  198,016   $      178,923   $   (209,719)  $ 393,959
                                                               ==========   ==========   ==============   ============   =========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                           $       --   $   18,141   $       23,632   $         --   $  41,773
    Accrued and other liabilities                                      --       18,060            8,992             --      27,052
    Accrued interest                                                2,400           --               16             --       2,416
    Income taxes payable                                               --       11,725           (2,150)            --       9,575
    Current maturities of long-term obligations                     9,800          253            2,027             --      12,080
                                                               ----------   ----------   --------------   ------------   ---------
        Total current liabilities                                  12,200       48,179           32,517             --      92,896
Long-term obligations, less current maturities                    517,000       16,906           31,341             --     565,247
Other long-term liabilities                                            --       51,797           10,375             --      62,172
Shareholders' equity (deficit):
    Retained earnings (accumulated deficit)                      (385,425)    (279,825)         (46,716)       326,541    (385,425)
    Accumulated other comprehensive loss                               --       (7,742)         (16,153)            --     (23,895)
                                                               ----------   ----------   --------------   ------------   ---------
        Total shareholders' equity (deficit)                     (385,425)    (287,567)         (62,869)       326,541    (409,320)
Net equity and advances to/from subsidiaries                       82,964      368,701          167,559       (536,260)     82,964
                                                               ----------   ----------   --------------   ------------   ---------
        Total liabilities and shareholders' equity (deficit)   $  226,739   $  198,016   $      178,923   $   (209,719)  $ 393,959
                                                               ==========   ==========   ==============   ============   =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                  Thermadyne     Total         Total
                                                      LLC      Guarantors   Non-Guarantors   Eliminations        Total
                                                  ----------   ----------   --------------   ------------      ---------
Net sales                                         $       --   $  110,106   $       52,601   $    (27,583)(a)  $ 135,124
Operating expenses:
   Cost of goods sold                                     --       70,828           43,227        (27,931)(a)     86,124
   Selling, general and administrative expenses           --       18,682            8,015             --         26,697
   Amortization of intangibles                            --          464              506             --            970
   Net periodic postretirement benefits                   --          207               --             --            207
   Special charges                                        --       12,083              323             --         12,406
                                                  ----------   ----------   --------------   ------------      ---------
Operating income                                          --        7,842              530            348          8,720
Other income (expense):
   Interest expense                                       --      (14,240)          (2,484)           826        (15,898)
   Amortization of deferred financing costs               --         (732)              (1)            --           (733)
   Equity in net loss of subsidiaries                 (8,409)          --               --          8,409             --
   Other                                                  --         (265)              90         (1,135)          (498)
                                                  ----------   ----------   --------------   ------------      ---------
Income (loss) before income tax provision             (8,409)      (7,395)          (1,053)         8,448         (8,409)
Income tax provision (benefit)                            --         (873)             873             --             --
                                                  ----------   ----------   --------------   ------------      ---------
Net income (loss)                                 $   (8,409)  $   (6,522)  $       (1,926)  $      8,448      $  (8,409)
                                                  ==========   ==========   ==============   ============      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                  Thermadyne     Total         Total
                                                      LLC      Guarantors   Non-Guarantors   Eliminations        Total
                                                  ----------   ----------   --------------   ------------      ---------
Net sales                                         $       --   $  107,524   $       53,530   $    (27,589)(a)  $ 133,465
Operating expenses:
   Cost of goods sold                                     --       68,470           44,253        (27,533)(a)     85,190
   Selling, general and administrative expenses           --       16,939            8,405             --         25,344
   Amortization of intangibles                            --          786              646             --          1,432
   Net periodic postretirement benefits                   --        1,250               --             --          1,250
   Special charges                                        --          535            1,000             --          1,535
                                                  ----------   ----------   --------------   ------------      ---------
Operating income (loss)                                   --       19,544             (774)           (56)        18,714
Other income (expense):
   Interest expense                                       --      (12,221)          (1,849)           708        (13,362)
   Amortization of deferred financing costs               --         (743)             (61)            --           (804)
   Equity in net loss of subsidiaries                  2,021           --               --         (2,021)            --
   Other                                                  --        3,012             (251)        (1,875)           886
                                                  ----------   ----------   --------------   ------------      ---------
Income (loss) before income tax provision              2,021        9,592           (2,935)        (3,244)         5,434
Income tax provision                                      --          577            2,836             --          3,413
                                                  ----------   ----------   --------------   ------------      ---------
Net income (loss)                                 $    2,021   $    9,015   $       (5,771)  $     (3,244)     $   2,021
                                                  ==========   ==========   ==============   ============      =========


(a) Reflects the elimination of intercompany sales among all the Company's subsidiaries

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                     Thermadyne     Total         Total
                                                         LLC      Guarantors   Non-Guarantors   Eliminations        Total
                                                     ----------   ----------   --------------   ------------      ---------
Net sales                                            $       --   $  220,745   $       99,447   $    (51,911)(a)  $ 268,281
Operating expenses:
   Cost of goods sold                                        --      140,614           82,683        (51,985)(a)    171,312
   Selling, general and administrative expenses              --       36,385           15,852             --         52,237
   Amortization of intangibles                               --          928              966             --          1,894
   Net periodic postretirement benefits                      --          707               --             --            707
   Special charges                                           --       17,636              777             --         18,413
                                                     ----------   ----------   --------------   ------------      ---------
Operating income (loss)                                      --       24,475             (831)            74         23,718
Other income (expense):
   Interest expense                                          --      (28,132)          (4,398)         1,658        (30,872)
   Amortization of deferred financing costs                  --       (1,465)             (36)            --         (1,501)
   Equity in net loss of subsidiaries                   (11,379)          --               --         11,379             --
   Other                                                     --          841            1,891         (2,671)            61
                                                     ----------   ----------   --------------   ------------      ---------
Income (loss) before income tax provision               (11,379)      (4,281)          (3,374)        10,440         (8,594)
Income tax provision                                         --        1,443            1,342             --          2,785
                                                     ----------   ----------   --------------   ------------      ---------
Net income (loss)                                    $  (11,379)  $   (5,724)  $       (4,716)  $     10,440      $ (11,379)
                                                     ==========   ==========   ==============   ============      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                  Thermadyne     Total         Total
                                                      LLC      Guarantors   Non-Guarantors   Eliminations        Total
                                                  ----------   ----------   --------------   ------------      ---------
Net sales                                         $       --   $  212,707   $      100,857   $    (49,865)(a)  $ 263,699
Operating expenses:
   Cost of goods sold                                     --      134,838           83,922        (49,935)(a)    168,825
   Selling, general and administrative expenses           --       33,883           16,007             --         49,890
   Amortization of intangibles                            --        1,284            1,185             --          2,469
   Net periodic postretirement benefits                   --        2,300               --             --          2,300
   Special charges                                        --        1,471            2,938             --          4,409
                                                  ----------   ----------   --------------   ------------      ---------
Operating income (loss)                                   --       38,931           (3,195)            70         35,806
Other income (expense):
   Interest expense                                       --      (24,168)          (4,267)         1,480        (26,955)
   Amortization of deferred financing costs               --       (1,484)            (112)            --         (1,596)
   Equity in net loss of subsidiaries                  5,878           --               --         (5,878)            --
   Other                                                  --        5,390               30         (3,742)         1,678
                                                  ----------   ----------   --------------   ------------      ---------
Income (loss) before income tax provision              5,878       18,669           (7,544)        (8,070)         8,933
Income tax provision                                      --          307            2,748             --          3,055
                                                  ----------   ----------   --------------   ------------      ---------
Net income (loss)                                 $    5,878   $   18,362   $      (10,292)  $     (8,070)     $   5,878
                                                  ==========   ==========   ==============   ============      =========


(a) Reflects the elimination of intercompany sales among all the Company's subsidiaries

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                           Thermadyne     Total         Total
                                                               LLC      Guarantors   Non-Guarantors   Eliminations      Total
                                                           ----------   ----------   --------------   ------------    ---------
Net cash provided by (used in) operating activities        $  (11,812)  $    8,587   $       (9,954)  $     10,440    $ (2,739)
Cash flows provided by (used in) investing activities:
    Proceeds from sale of assets                                   --           --            4,563             --       4,563
    Capital expenditures, net                                      --       (7,461)          (3,211)            --     (10,672)
    Change in other assets                                         --         (421)            (934)            --      (1,355)
    Acquisitions, net of cash                                      --           --           (1,008)            --      (1,008)
                                                           ----------   ----------   --------------   ------------    --------
Net cash used in investing activities                              --       (7,882)            (590)            --      (8,472)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                               --           42               --             --          42
    Repayment of long-term obligations                         (9,957)        (125)          (2,830)            --     (12,912)
    Borrowing of long-term obligations                             --           --            2,262             --       2,262
    Change in accounts receivable securitization                   --       26,943               --             --      26,943
    Financing fees                                                 --       (1,245)              --             --      (1,245)
    Change in net equity and advances to/from
        subsidiaries                                           21,769      (23,174)          13,115        (10,440)      1,270
    Other                                                          --           79             (618)            --        (539)
                                                           ----------   ----------   --------------   ------------    --------
Net cash provided by (used in) financing activities            11,812        2,520           11,929        (10,440)     15,821
                                                           ----------   ----------   --------------   ------------    --------
Net increase in cash and cash equivalents                          --        3,225            1,385             --       4,610
Cash and cash equivalents at beginning of period                   --        2,566           10,755             --      13,321
                                                           ----------   ----------   --------------   ------------    --------
Cash and cash equivalents at end of period                 $       --   $    5,791   $       12,140   $         --    $ 17,931
                                                           ==========   ==========   ==============   ============    ========



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                            Thermadyne     Total         Total
                                                                LLC      Guarantors   Non-Guarantors   Eliminations      Total
                                                            ----------   ----------   --------------   ------------    ---------
Net cash provided by (used in) operating activities         $   12,372   $   26,004   $       (2,565)  $     (8,070)   $ 27,741
Cash flows provided by (used in) investing activities:              --
   Capital expenditures, net                                        --       (2,720)          (2,462)            --      (5,182)
   Change in other assets                                           --       (1,831)             442             --      (1,389)
   Acquisitions, net of cash                                        --       (3,000)          (2,884)            --      (5,884)
                                                            ----------   ----------   --------------   ------------    --------
Net cash used in investing activities                               --       (7,551)          (4,904)            --     (12,455)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                 --         (276)             175             --        (101)
   Repayment of long-term obligations                             (575)        (119)          (1,850)            --      (2,544)
   Borrowing of long-term obligations                            3,013           --              343             --       3,356
   Change in accounts receivable securitization                     --       (1,140)              --             --      (1,140)
   Financing fees                                                   --           --               --             --          --
   Change in net equity and advances to/from subsidiaries      (14,810)      (7,283)          10,039          8,070      (3,984)
   Other                                                            --       (6,935)           1,825             --      (5,110)
                                                            ----------   ----------   --------------   ------------    --------
Net cash provided by (used in) financing activities            (12,372)     (15,753)          10,532          8,070      (9,523)
                                                            ----------   ----------   --------------   ------------    --------
Net increase in cash and cash equivalents                           --        2,700            3,063             --       5,763
Cash and cash equivalents at beginning of period                    --       (1,051)           2,370             --       1,319
                                                            ----------   ----------   --------------   ------------    --------
Cash and cash equivalents at end of period                  $       --   $    1,649   $        5,433   $         --    $  7,082
                                                            ==========   ==========   ==============   ============    ========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales for the three months ended June 30, 2000 were $135.1 million compared to $133.5 million for the same period in 1999, an increase of 1.2%. Domestic sales ended the quarter at $85.3 million, or 3.0% over the comparable period in 1999. The Company experienced a general increase in demand across most of its product lines during the quarter, which was boosted in some cases by new product introductions. The international business, with sales of $49.9 million during the quarter was down a modest 1.6% from the second quarter of 1999. Lackluster sales in Australia offset sales growth in most other geographic regions. The European business was up 9.2% for the quarter followed by Latin America and Canada, which were both up over 1999 by 6.9%. Australia continues to struggle against low-cost imports, unfavorable exchange rates, and an overall weak industrial economy. During the second quarter the Australian business had an 8.3% sales decline compared to the same period last year due simply to the strengthening of the U.S. dollar.

Cost of goods sold as a percentage of sales was 63.7% for the second quarter compared to 63.8% for the same three-month period in 1999. This modest improvement is the result of the cost containment efforts being made by the Company.

Selling, general and administrative expenses were $26.7 million during the three months ended June 30, 2000, or 5.3 % over the comparable period in 1999. A significant portion of the increase can be attributed to increased spending on sales and marketing activities. As a percentage of sales selling, general and administrative costs were 19.8% for the second quarter versus 19.0% for the same period last year.

Special charges of $12.4 million recorded during the three months ended June 30, 2000, consist of costs related to the relocation of production to Mexico and Asia, costs incurred in connection with a change in senior management, and a loss recognized in connection with the Company's decision to discontinue a portion of its gas management business. Special charges of $1.5 million recorded in the second quarter of 1999 relate primarily to factory rationalization costs in Australia and related headcount reductions.

Interest expense was $20.5 million during the second quarter of 2000 compared to $17.6 million for the same period last year. Higher interest rates and changes in the Company's long-term debt mix have combined to increase the Company's average interest cost from 9.8% for the three months ended June 30, 1999 to 11.3% for the same period this year.

No tax benefit or provision was recorded during the second quarter on a pre-tax loss of $13.1 million. This compares to a tax provision of $3.4 million on pre-tax income of $1.2 million for the second quarter of 1999.

Adjusted EBITDA was $26.6 million for the three months ended June 30, 2000 or 19.7% of sales. This compares to $28.3 million, or 21.2% of sales, for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales for the first six months of 2000 were $268.3 million which is 1.7% more than the $263.7 million reported during the same period in 1999. Domestic sales were 3.8% higher than the first half of 1999, ending the six-month period at $171.0 million. The Company experienced good demand in all of its core product lines during the first half of the year. International sales ended the first half at $97.3 million, a modest 1.7% decline from the same period in 1999. The performance of the Australian business has been hampered by a soft economy, unfavorable exchange rates, and low cost imports, and outweighed sales gains of 10.9%, 20.4%, and 8.1% in Europe, Latin America, and Canada, respectively. Less favorable exchange rates are affecting virtually all international markets and resulted in a $5.0 million decrease in international sales during the first half of 2000 compared to the same period in 1999. Absent this negative effect from exchange rates international sales would have been up 3.4% over the first six months of 1999.

Cost of goods sold as a percentage of sales declined slightly from 64.0% to 63.9% with this improvement resulting primarily from ongoing cost reduction initiatives.

Selling, general and administrative expenses were $52.2 million for the quarter which is 4.7 % over the $49.9 million reported for the same six-month period last year. Of the $2.3 million increase approximately $1.0 million resulted from increased expenditures on sales and marketing activities. As a percentage of sales selling, general and administrative expenses were 19.5% and 18.9% for the six month periods ended June 30, 2000 and 1999, respectively.

Special charges of $18.4 million during the first six months of 2000 are comprised of costs related to the relocation of production to Mexico and Asia, a loss recognized as a result of the decision to exit a portion of the gas management business, and costs incurred related to changes in senior management. Special charges of $4.4 million were recorded in the first half of 1999 and resulted primarily from headcount reductions and other site rationalization costs in Australia.

Interest expense increased to $40.1 million for the six months ended June 30, 2000, from $35.3 million for the same period last year. Higher interest rates have resulted in a $1.4 million increase in expense related to the Company's floating rate U.S. bank debt in spite of an average principal balance that was $24.4 million less in the first half of 2000 compared to the first six months of 1999. In addition, the Company's discount debentures and junior subordinated notes continue to accrete and had combined interest costs of $9.2 million during the six months ended June 30, 2000, compared to $6.4 million for the same six-month period in 1999.

An income tax provision of $2.8 million was recorded on a pre-tax loss of $17.9 million during the first half of 2000 which compares to a provision of $3.1 million on a pre-tax income of $.5 million for the same period last year.

Adjusted EBITDA for the six months ended June 30, 2000 was $53.2 million, or 19.8% of sales, and compares to $54.4 million, 20.6% of sales, for the same six-month period last year.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities used cash of $1.4 million during the six month period ended June 30, 2000, which compares to cash provided of $23.9 million during the same time period in 1999. Operating assets and liabilities used cash of $8.5 million during the first half of 2000 compared to cash provided of $1.7 million during the same period last year. This change relates primarily to increased inventory levels being maintained as production is relocated to Mexico and Asia. Also contributing to the difference in cash used or provided by operating activities was a net loss of $20.6 million for the first half of 2000 compared to a net loss of $2.6 million during the same six month period in 1999. The increase in net loss resulted primarily from special charges and higher interest costs. Investing activities used $8.5 million of cash during the first six months of 2000, a decrease of $4.0 million from the comparable period in 1999. Capital expenditures used $10.7 million during the first six months of 2000 compared to $5.2 million in the first half of last year. The Company also received proceeds of approximately $4.6 million during the six months ended June 30, 2000, from the sale of property in Australia. Cash used for acquisitions was $1.0 million in the first six months of 2000, which is $4.8 million less than the same period last year. Financing activities provided $14.4 million during the six months ended June 30, 2000, compared to a use of $5.6 million for the first half of 1999. This increase in cash provided resulted mainly from the Company's accounts receivable securitization program which provided $28.1 million more in cash during the six months ended June 30, 2000 when compared to the same period in 1999. During the fourth quarter of 1999 the Company's old securitization program was repaid and the new program did not commence until January 2000.

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

The Company anticipates that its operating cash flow, together with borrowings under its existing bank facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the first half of 2000. Refer to the Company's discussion in its Annual Report on Form 10-K for the year ended December 31, 1999.

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


                              THERMADYNE HOLDINGS CORPORATION



                              By:  /s/  Karl R. Wyss
                                 ---------------------------------
                                   Karl R. Wyss
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                              By:  /s/ James H. Tate
                                 ---------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



Date:    August 14, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THERMADYNE MFG. LLC



                             By:   /s/ KARL R. WYSS
                                 ---------------------------------
                                   Karl R. Wyss
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                             By:   /s/ JAMES H. TATE
                                 ---------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



Date:  August 14, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THERMADYNE CAPITAL CORP.


                             By:   /s/ KARL R. WYSS
                                 ---------------------------------
                                   Karl R. Wyss
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                             By:   /s/ JAMES H. TATE
                                 ---------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Date:   August 14, 2000

                               INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27                 Financial Data Schedule