Form 10-Q
period 2000-09-30
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2000-11-14
CIK 850660, 1063381, 1063382

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              September 30, 2000
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    ------------------------
                         Commission file number 0-23378

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                             74-2482571
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

                    Commission file number   333-57457
                                           ---------------

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                               74-2878452
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

                    Commission file number   333-57457
                                           ---------------
                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                               74-2878453
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

101 S. Hanley, St. Louis,  MO                                           63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code   (314) 721-5573
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

                      Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                      Condensed Consolidated Balance Sheets..........................................................10
                      Condensed Consolidated Statements of Operations................................................11
                      Condensed Consolidated Statements of Cash Flows................................................12
                      Notes to Condensed Consolidated Financial Statements......................................13 - 21

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..........................................22 - 25

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................25

PART II - OTHER INFORMATION



         Item 6.      Exhibits and Reports on Form 8-K...............................................................26


SIGNATURES......................................................................................................27 - 29

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               September 30,
                                                                                    2000        December 31, 1999
                                                                               -------------    -----------------
                                                                                (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                 $      13,149    $          13,321
     Accounts receivable, less allowance for doubtful
        accounts of $2,791 and $2,852, respectively                                   71,216               94,731
     Inventories                                                                     108,805              100,831
     Prepaid expenses and other                                                        7,320                5,954
                                                                               -------------    -----------------
           Total current assets                                                      200,490              214,837
Property, plant and equipment, at cost, net                                           83,895               93,811
Deferred financing costs, net                                                         19,111               20,459
Intangibles, at cost, net                                                             15,656               40,170
Deferred income taxes                                                                    912               29,105
Other assets                                                                           2,972                2,014
                                                                               -------------    -----------------
           Total assets                                                        $     323,036    $         400,396
                                                                               =============    =================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                          $      41,783    $          41,773
     Accrued and other liabilities                                                    33,852               27,052
     Accrued interest                                                                  8,655                3,080
     Income taxes payable                                                              9,138                9,575
     Current maturities of long-term obligations                                      13,791               12,080
                                                                               -------------    -----------------
           Total current liabilities                                                 107,219               93,560
Long-term obligations, less current maturities                                       720,954              717,322
Other long-term liabilities                                                           61,847               62,172
Redeemable preferred stock (paid in kind), $0.01 par value,
     15,000,000 shares authorized and 2,000,000 shares outstanding                    67,617               61,430
Shareholders' deficit:
     Common stock, $0.01 par value, 30,000,000 shares authorized and 3,590,326 shares issued and outstanding at
        September 30, 2000 and December 31, 1999, respectively                            36                   36
     Additional paid-in capital                                                     (117,631)            (111,444)
     Accumulated deficit                                                            (478,286)            (394,819)
     Management loans                                                                 (4,134)              (3,966)
     Accumulated other comprehensive loss                                            (34,586)             (23,895)
                                                                               -------------    -----------------
           Total shareholders' deficit                                              (634,601)            (534,088)
                                                                               -------------    -----------------
           Total liabilities and shareholders' deficit                         $     323,036    $         400,396
                                                                               =============    =================


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                        Three Months     Three Months      Nine Months      Nine Months
                                                            Ended            Ended           Ended             Ended
                                                        September 30,    September 30,    September 30,    September 30,
                                                             2000             1999            2000              1999
                                                        -------------    -------------    -------------    -------------
Net sales                                               $     124,872    $     127,772    $     393,153    $     391,471
Operating expenses:
    Cost of goods sold                                         79,806           84,670          251,118          253,495
    Selling, general and administrative expenses               24,935           24,494           77,172           74,384
    Amortization of intangibles                                24,341            1,071           26,235            3,540
    Net periodic postretirement benefits                          207              450              914            2,750
    Special charges                                            10,786            1,319           29,199            5,728
                                                        -------------    -------------    -------------    -------------
    Operating income (loss)                                   (15,203)          15,768            8,515           51,574
Other income (expense):
    Interest expense                                          (20,125)         (18,196)         (60,180)         (53,510)
    Amortization of deferred financing costs                     (798)            (889)          (2,486)          (2,675)
    Other, net                                                    373             (463)             543            1,319
                                                        -------------    -------------    -------------    -------------
Loss before income tax provision                              (35,753)          (3,780)         (53,608)          (3,292)
Income tax provision                                           27,074            4,786           29,859            7,841
                                                        -------------    -------------    -------------    -------------
Net loss                                                      (62,827)          (8,566)         (83,467)         (11,133)
Preferred stock dividends (paid in kind)                        2,127            1,872            6,185            5,444
                                                        -------------    -------------    -------------    -------------
Net loss applicable to common shares                    $     (64,954)   $     (10,438)   $     (89,652)   $     (16,577)
                                                        =============    =============    =============    =============

Per share data:
    Basic loss per common share                         $      (18.09)   $       (2.91)   $      (24.97)   $       (4.66)
    Diluted loss per common share                       $      (18.09)   $       (2.91)   $      (24.97)   $       (4.66)


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      Nine Months          Nine Months
                                                                         Ended                Ended
                                                                  September 30, 2000   September 30, 1999
                                                                  ------------------   -------------------
Cash flows provided by operating activities:
    Net loss                                                      $          (83,467)   $          (11,133)
Adjustments to reconcile net loss to
       net cash provided by operating activities:
    Net periodic postretirement benefits                                         914                 2,750
    Depreciation                                                              12,531                13,672
    Amortization of intangibles                                               26,235                 3,540
    Non-cash interest expense                                                 14,038                 8,661
    Amortization of deferred financing costs                                   2,486                 2,675
    Recognition of net operating loss carryforwards                               --                 3,401
    Deferred income taxes                                                     28,208                 3,197
    Loss on asset disposal                                                     6,762                    --
Changes in operating assets and liabilities:
    Accounts receivable                                                       (2,561)                9,269
    Inventories                                                              (13,657)               13,173
    Prepaid expenses and other                                                (1,654)                1,822
    Accounts payable                                                           1,298                (9,883)
    Accrued and other liabilities                                              6,918               (10,215)
    Accrued interest                                                           5,581                 5,922
    Income taxes payable                                                        (411)                 (882)
    Other long-term liabilities                                               (1,832)               (2,814)
                                                                  ------------------    ------------------
    Total adjustments                                                         84,856                44,288
                                                                  ------------------    ------------------
       Net cash provided by operating activities                               1,389                33,155
                                                                  ------------------    ------------------
Cash flows used in investing activities:
    Capital expenditures, net                                                (13,282)               (6,967)
    Proceeds from sale of assets                                               4,563
    Change in other assets                                                    (2,083)               (1,139)
    Acquisitions, net of cash                                                 (1,008)               (5,886)
                                                                  ------------------    ------------------
       Net cash used in investing activities:                                (11,810)              (13,992)
                                                                  ------------------    ------------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                               92                   (91)
    Repayment of long-term obligations                                       (19,322)               (5,759)
    Borrowing of long-term obligations                                        14,060                 3,718
    Issuance of common stock                                                      --                     4
    Issuance of preferred stock                                                   --                    --
    Repurchase of common stock                                                    --                    --
    Change in accounts receivable securitization                              23,926                  (389)
    Financing fees                                                            (1,169)                   --
    Other                                                                     (7,338)               (9,177)
                                                                  ------------------    ------------------
       Net cash provided by (used in) financing activities                    10,249               (11,694)
                                                                  ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                            (172)                7,469
Cash and cash equivalents at beginning of period                              13,321                 1,319
                                                                  ------------------    ------------------
Cash and cash equivalents at end of period                        $           13,149    $            8,788
                                                                  ==================    ==================


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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                                  Nine Months         Nine Months
                                     Ended              Ended
                              September 30, 2000  September 30, 1999
                              ------------------  ------------------
Interest                          $    10,331         $   44,248
Taxes                                     669              1,013

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                     Three Months     Three Months      Nine Months      Nine Months
                                                         Ended            Ended            Ended            Ended
                                                     September 30,    September 30,    September 30,    September 30,
                                                         2000              1999             2000             1999
                                                     -------------    -------------    -------------    -------------
Numerator:
    Net loss applicable to common shares-
      basic and diluted                              $     (64,954)   $     (10,438)   $     (89,652)   $     (16,577)
                                                     =============    =============    =============    =============

Denominator:
    Weighted average shares-basic and diluted            3,590,326        3,590,326        3,590,326        3,559,255
                                                     =============    =============    =============    =============

Basic loss per common share                          $      (18.09)   $       (2.91)   $      (24.97)   $       (4.66)
                                                     =============    =============    =============    =============
Diluted loss per common share                        $      (18.09)   $       (2.91)   $      (24.97)   $       (4.66)
                                                     =============    =============    =============    =============


2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and was approximately $23,926 at September 30, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the September 30, 2000 Consolidated Balance Sheet. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories at September 30, was as follows:

                                           September 30,    December 31,
                                               2000             1999
                                           -------------    ------------
          Raw materials                    $      22,271    $     26,707
          Work-in-process                         20,552          23,718
          Finished goods                          67,366          51,278
          LIFO reserve                            (1,384)           (872)
                                           -------------    ------------
          Total                            $     108,805    $    100,831
                                           =============    ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


4.       INTANGIBLES

         During the third quarter, the Company recorded an impairment loss of $23.4 million related to goodwill and other intangible assets associated with its Australian business. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. Prolonged weak economic conditions in Australia led to the Company's reassessment and ultimate write-down of these assets.

5.       SEGMENT INFORMATION

         The Company has adopted the Financial Accounting Standard's Board Statements No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131") which changes the way the Company reports information about its operating segments.

         The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe, and Australia/Asia.

         The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items, and other costs not allocated to the reportable segments.


                                                                                  Other
                                             United               Australia/    Geographic
                                             States     Europe       Asia         Regions      Other      Consolidated
                                            --------   --------   ----------    ----------    --------    ------------
Nine Months Ended September 30, 2000

    Revenue from external customers         $266,588   $ 41,879   $   43,123    $   41,563    $     --    $    393,153
    Intersegment revenues                     29,772     11,631        1,584            --     (42,987)             --
    Operating income (loss)                   30,351      2,730       (1,540)          (61)    (22,965)          8,515

Nine Months Ended September 30, 1999

    Revenue from external customers         $259,072   $ 41,113   $   59,921    $   31,365    $     --    $    391,471
    Intersegment revenues                     28,633     10,689        3,236            --     (42,558)             --
    Operating income (loss)                   60,239      1,938       (2,080)         (896)     (7,627)         51,574

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


6.       REORGANIZATION AND REALIGNMENT

         Included in special charges for the three months ended September 30, 2000 are costs of approximately $6.5 million related to the relocation of production to Mexico and Asia and $2.0 million incurred in connection with changes in senior management. For the nine months ended September 30, 2000 special charges include $14.6 million related to the relocation of production to Mexico and Asia, a loss of $7.7 million associated with the decision to exit a portion of the gas management business and $5.0 million related to changes in senior management. Also included in special charges for the three and nine months ended September 30, 2000 are costs of approximately $1.5 million related to an information technology transformation and related business process reengineering project the Company initiated in the third quarter. As of September 30, 2000, the Company has made payments of approximately $.9 million against severance or other accruals established in connection with these special charges.

         Special charges of $5.7 million were recorded for the first nine months of 1999. These charges were primarily for headcount reductions and other site rationalization costs in Australia.

7.       COMPREHENSIVE LOSS

         During the first nine months of 2000 and 1999, total comprehensive loss amounted to $(94,158) and $(20,568), respectively. The difference in these amounts compared to net loss for the respective periods relates primarily to foreign currency translation adjustments.

8.       INCOME TAXES

         The income tax provision for the three and nine months ended September 30, 2000 includes a charge of $27.3 million to increase the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               September 30,    December 31,
                                                                   2000             1999
                                                               -------------    ------------
                                                                (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                 $      13,149    $     13,321
     Accounts receivable, less allowance for doubtful
           accounts of $2,791 and $2,852, respectively                71,216          94,731
     Inventories                                                     108,805         100,831
     Prepaid expenses and other                                        7,320           5,954
                                                               -------------    ------------
        Total current assets                                         200,490         214,837
     Property, plant and equipment, at cost, net                      83,895          93,811
     Deferred financing costs, net                                    16,224          17,289
     Intangibles, at cost, net                                        15,656          40,170
     Deferred income taxes                                               912          25,838
     Other assets                                                      2,972           2,014
                                                               -------------    ------------
        Total assets                                           $     320,149    $    393,959
                                                               =============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                          $      41,783    $     41,773
     Accrued and other liabilities                                    33,852          27,052
     Accrued interest                                                  6,995           2,416
     Income taxes payable                                              9,138           9,575
     Current maturities of long-term obligations                      13,791          12,080
                                                               -------------    ------------
        Total current liabilities                                    105,559          92,896
     Long-term obligations, less current maturities                  557,912         565,247
     Other long-term liabilities                                      61,847          62,172
     Shareholders' deficit:
        Accumulated deficit                                         (454,819)       (385,425)
        Accumulated other comprehensive loss                         (34,586)        (23,895)
                                                               -------------    ------------
           Total shareholders' deficit                              (489,405)       (409,320)
     Net equity and advances to/from parent                           84,236          82,964
                                                               -------------    ------------
     Total liabilities and shareholders' deficit               $     320,149    $    393,959
                                                               =============    ============


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             Three Months     Three Months      Nine Months      Nine Months
                                                                 Ended            Ended           Ended             Ended
                                                             September 30,    September 30,    September 30,    September 30,
                                                                  2000             1999             2000             1999
                                                             -------------    -------------    -------------    -------------
Net sales                                                    $     124,872    $     127,772    $     393,153    $     391,471
Operating expenses:
    Cost of goods sold                                              79,806           84,670          251,118          253,495
    Selling, general and administrative expenses                    24,935           24,494           77,172           74,384
    Amortization of intangibles                                     24,341            1,071           26,235            3,540
    Net periodic postretirement benefits                               207              450              914            2,750
    Special charges                                                 10,786            1,319           29,199            5,728
                                                             -------------    -------------    -------------    -------------
    Operating income (loss)                                        (15,203)          15,768            8,515           51,574
Other income (expense):
    Interest expense                                               (15,349)         (13,855)         (46,221)         (40,810)
    Amortization of deferred financing costs                          (705)            (797)          (2,206)          (2,393)
    Other, net                                                         316             (517)             377            1,161
                                                             -------------    -------------    -------------    -------------

Income (loss)  before income tax provision                         (30,941)             599          (39,535)           9,532
Income tax provision                                                27,074            4,786           29,859            7,841
                                                             -------------    -------------    -------------    -------------
Net income (loss)                                            $     (58,015)   $      (4,187)   $     (69,394)   $       1,691
                                                             =============    =============    =============    =============


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Nine Months      Nine Months
                                                                             Ended            Ended
                                                                         September 30,    September 30,
                                                                             2000             1999
                                                                         -------------    -------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                    $     (69,394)   $       1,691
    Adjustment to reconcile net income (loss) to
             net cash provided by (used in) operating activities:
       Net periodic postretirement benefits                                        914            2,750
       Depreciation                                                             12,531           13,672
       Amortization of intangibles                                              26,235            3,540
       Amortization of deferred financing costs                                  2,206            2,393
       Recognition of net operating loss carryforwards                              --            3,401
       Deferred income taxes                                                    24,941            3,197
       Loss on disposal of assets                                                6,762               --
       Non-cash interest expense                                                 3,071               --
    Changes in operating assets and liabilities:
       Accounts receivable                                                      (2,561)           9,269
       Inventories                                                             (13,657)          13,173
       Prepaid expenses and other                                               (1,654)           1,822
       Accounts payable                                                          1,298           (9,883)
       Accrued and other liabilities                                             6,918          (10,215)
       Accrued interest                                                          4,585            6,918
       Income taxes payable                                                       (411)            (882)
       Other long-term liabilities                                              (1,832)          (2,814)
                                                                         -------------    -------------
       Total adjustments                                                        69,346           36,341
                                                                         -------------    -------------
          Net cash provided by (used in) operating activities                      (48)          38,032
                                                                         -------------    -------------
    Cash flows used in investing activities:
       Capital expenditures, net                                               (13,282)          (6,967)
       Change in other assets                                                   (2,083)          (1,139)
       Proceeds from sale of assets                                              4,563               --
       Acquisitions, net of cash                                                (1,008)          (5,886)
                                                                         -------------    -------------
          Net cash used in investing activities                                (11,810)         (13,992)
                                                                         -------------    -------------
    Cash flows provided by (used in) financing activities:
       Change in long-term receivables                                              92              (91)
       Repayment of long-term obligations                                      (19,322)          (6,810)
       Borrowing of long-term obligations                                       14,060            3,718
       Change in accounts receivable securitization                             23,926             (389)
       Financing fees                                                           (1,169)              --
       Change in net equity of parent                                            1,272           (3,984)
       Other                                                                    (7,173)          (9,015)
                                                                         -------------    -------------
          Net cash provided by (used in) financing activities                   11,686          (16,571)
                                                                         -------------    -------------
       Net increase in cash and cash equivalents                                  (172)           7,469
       Cash and cash equivalents at beginning of period                         13,321            1,319
                                                                         -------------    -------------
       Cash and cash equivalents at end of period                        $      13,149    $       8,788
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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC and Thermadyne Capital have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                  Nine Months     Nine Months
                                     Ended          Ended
                                 September 30,   September 30,
                                     2000             1999
                                 -------------   -------------
          Interest               $      10,330   $      36,554
          Taxes                            669           1,013


2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interest in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $23,926 at September 30, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the September 30, 2000 Consolidated Balance Sheet. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories at September 30, 2000 was as follows:

                                           September 30,    December 31,
                                                2000             1999
                                           -------------    -------------
          Raw materials                    $      22,271    $      26,707
          Work-in-process                         20,552           23,718
          Finished goods                          67,366           51,278
          LIFO reserve                            (1,384)            (872)
                                           -------------    -------------
          Total                            $     108,805    $     100,831
                                           =============    =============

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


4.       INTANGIBLES

         During the third quarter, the Company recorded an impairment loss of $23.4 million related to goodwill and other intangible assets associated with its Australian business. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. Prolonged weak economic conditions in Australia led to the Company's reassessment and ultimate write-down of these assets.

5.       SEGMENT INFORMATION

         The Company has adopted the Financial Accounting Standard's Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131") which changes the way the Company reports information about its operating segments.

         The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe, and Australia/Asia.

         The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items, and other costs not allocated to the reportable segments.

                                                                                  Other
                                             United               Australia/    Geographic
                                             States     Europe       Asia         Regions      Other      Consolidated
                                            --------   --------   ----------    ----------    --------    ------------
Nine Months Ended September 30, 2000

    Revenue from external customers         $266,588   $ 41,879   $   43,123    $   41,563    $     --    $    393,153
    Intersegment revenues                     29,772     11,631        1,584            --     (42,987)             --
    Operating income (loss)                   30,351      2,730       (1,540)          (61)    (22,965)          8,515

Nine Months Ended September 30, 1999

    Revenue from external customers         $259,072   $ 41,113   $   59,921    $   31,365    $     --    $    391,471
    Intersegment revenues                     28,633     10,689        3,236            --     (42,558)             --
    Operating income (loss)                   60,239      1,938       (2,080)         (896)     (7,627)         51,574

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


6.       RELOCATION AND REORGANIZATION

         Included in special charges for the three months ended September 30, 2000 are costs of approximately $6.5 million related to the relocation of production to Mexico and Asia and $2.0 million incurred in connection with changes in senior management. For the nine months ended September 30, 2000 special charges include $14.6 million related to the relocation of production to Mexico and Asia, a loss of $7.7 million of costs associated with the decision to exit a portion of the gas management business and $5.0 million related to changes in senior management. Also included in special charges for the three and nine months ended September 30, 2000 are costs of approximately $1.5 million related to an information technology transformation and related business process reengineering project the Company initiated in the third quarter. The balance of special charges for both periods is related primarily to the relocation of production to Mexico and Asia. As of September 30, 2000, the Company has made payments of approximately $.9 million against severance or other accruals established in connection with these special charges.


         Special charges of $5.7 million were recorded for the first nine months of 1999. These charges were primarily for headcount reductions and other site rationalization costs in Australia.

7.       COMPREHENSIVE INCOME (LOSS)

         During the first nine months of 2000 and 1999, total comprehensive income (loss) amounted to $(80,085) and $(7,744), respectively. The difference in these amounts compared to net loss for the respective periods relates primarily to foreign currency translation adjustments.

8.       INCOME TAXES

         The income tax provision for the three and nine months ended September 30, 2000 includes a charge of $27.3 million to increase the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

9.       GUARANTOR SUBSIDIARIES

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000

                                                               Thermadyne     Total          Total
                                                                   LLC      Guarantors   Non-Guarantors   Eliminations     Total
                                                               ----------   ----------   --------------   ------------   ---------
ASSETS

Current Assets:
    Cash and cash equivalents                                  $       --   $    5,038   $        8,111   $         --   $  13,149
    Restricted cash                                                    --            0           20,280        (20,280)         --
    Accounts receivable                                                --          413           93,300        (22,497)     71,216
    Inventories                                                        --       64,659           44,146             --     108,805
    Prepaid expenses and other                                         --        3,980            3,793           (453)      7,320
                                                               ----------   ----------   --------------   ------------   ---------
         Total current assets                                          --       74,090          169,630        (43,230)    200,490
    Property, plant and equipment, at cost, net                        --       41,908           41,987             --      83,895
    Deferred financing costs, net                                  16,128           --               96             --      16,224
    Intangibles, at cost, net                                          --        8,264            7,392             --      15,656
    Deferred income taxes                                              --           --              912             --         912
    Investment in and advances to/from subsidiaries               146,915       14,084               --       (160,999)         --
    Other assets                                                       --          664            2,308             --       2,972
                                                               ----------   ----------   --------------   ------------   ---------
         Total assets                                          $  163,043   $  139,010   $      222,325   $   (204,229)  $ 320,149
                                                               ==========   ==========   ==============   ============   =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                           $       --   $   20,707   $       21,076   $         --   $  41,783
    Accrued and other liabilities                                      --       26,282            7,570             --      33,852
    Accrued interest                                                6,980            4               11             --       6,995
    Income taxes payable                                               --       10,603           (1,465)            --       9,138
    Current maturities of long-term obligations                    11,050          287            2,454             --      13,791
                                                               ----------   ----------   --------------   ------------   ---------
         Total current liabilities                                 18,030       57,883           29,646             --     105,559
    Long-term obligations, less current maturities                515,596       15,495           71,821        (45,000)    557,912
    Other long-term liabilities                                        --       51,040           10,807             --      61,847
Shareholders' equity (deficit):
    Retained earnings (accumulated deficit)                      (454,819)    (320,387)         (73,705)       394,092    (454,819)
    Accumulated other comprehensive loss                               --      (20,278)         (14,308)            --     (34,586)
                                                               ----------   ----------   --------------   ------------   ---------
         Total shareholders' equity (deficit)                    (454,819)    (340,665)         (88,013)       394,092    (489,405)
    Net equity and advances to/from subsidiaries                   84,236      355,257          198,064       (553,321)     84,236
                                                               ----------   ----------   --------------   ------------   ---------
         Total liabilities and shareholders' equity (deficit)  $  163,043   $  139,010   $      222,325   $   (204,229)  $ 320,149
                                                               ==========   ==========   ==============   ============   =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                               Thermadyne     Total          Total
                                                                   LLC      Guarantors   Non-Guarantors   Eliminations     Total
                                                               ----------   ----------   --------------   ------------   ---------
ASSETS

Current Assets:
    Cash and cash equivalents                                  $       --   $    2,566   $       10,755   $         --   $  13,321
    Restricted cash                                                    --           --               --             --          --
    Accounts receivable                                                --       51,895           42,836             --      94,731
    Inventories                                                        --       59,042           41,789             --     100,831
    Prepaid expenses and other                                         --        2,853            3,101             --       5,954
                                                               ----------   ----------   --------------   ------------   ---------
        Total current assets                                           --      116,356           98,481             --     214,837
    Property, plant and equipment, at cost, net                        --       43,985           49,826             --      93,811
    Deferred financing costs, net                                  17,020           --              269             --      17,289
    Intangibles, at cost, net                                          --       11,937           28,233             --      40,170
    Deferred income taxes                                              --       25,046              792             --      25,838
    Investment in and advances to/from subsidiaries               209,719           --               --       (209,719)         --
    Other assets                                                       --          692            1,322             --       2,014
                                                               ----------   ----------   --------------   ------------   ---------
        Total assets                                           $  226,739   $  198,016   $      178,923   $   (209,719)  $ 393,959
                                                               ==========   ==========   ==============   ============   =========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                           $       --   $   18,141   $       23,632   $         --   $  41,773
    Accrued and other liabilities                                      --       18,060            8,992             --      27,052
    Accrued interest                                                2,400           --               16             --       2,416
    Income taxes payable                                               --       11,725           (2,150)            --       9,575
    Current maturities of long-term obligations                     9,800          253            2,027             --      12,080
                                                               ----------   ----------   --------------   ------------   ---------
        Total current liabilities                                  12,200       48,179           32,517             --      92,896
    Long-term obligations, less current maturities                517,000       16,906           31,341             --     565,247
    Other long-term liabilities                                        --       51,797           10,375             --      62,172
Shareholders' equity (deficit):
    Retained earnings (accumulated deficit)                      (385,425)    (279,825)         (46,716)       326,541    (385,425)
    Accumulated other comprehensive income (loss)                      --       (7,742)         (16,153)            --     (23,895)
                                                               ----------   ----------   --------------   ------------   ---------
        Total shareholders' equity (deficit)                     (385,425)    (287,567)         (62,869)       326,541    (409,320)
    Net equity and advances to/from subsidiaries                   82,964      368,701          167,559       (536,260)     82,964
                                                               ----------   ----------   --------------   ------------   ---------
        Total liabilities and shareholders' equity (deficit)   $  226,739   $  198,016   $      178,923   $   (209,719)  $ 393,959
                                                               ==========   ==========   ==============   ============   =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                   Thermadyne      Total           Total
                                                      LLC        Guarantors    Non-Guarantors    Eliminations      Total
                                                   ----------    ----------    --------------    ------------    ---------
Net sales                                          $       --    $  101,438    $       47,067    $    (23,633)   $ 124,872
Operating expenses:
   Cost of goods sold                                      --        65,286            37,695         (23,175)      79,806
   Selling, general and administrative expenses            --        17,320             7,615              --       24,935
   Amortization of intangibles                             --         6,965            17,376              --       24,341
   Net periodic postretirement benefits                    --           207                --              --          207
   Special charges                                         --        10,463               323              --       10,786
                                                   ----------    ----------    --------------    ------------    ---------
Operating income (loss)                                    --         1,197           (15,942)           (458)     (15,203)
Other income (expense):
   Interest expense                                        --       (13,981)           (2,203)            835      (15,349)
   Amortization of deferred financing costs                --          (734)               29              --         (705)
   Equity in net loss of subsidiaries                 (58,015)           --                --          58,015           --
   Other                                                   --         5,232            (3,637)         (1,279)         316
                                                   ----------    ----------    --------------    ------------    ---------
Loss before income tax provision                      (58,015)       (8,286)          (21,753)         57,113      (30,941)
Income tax provision                                       --        26,553               521              --       27,074
                                                   ----------    ----------    --------------    ------------    ---------
Net Loss                                           $  (58,015)   $  (34,839)   $      (22,274)   $     57,113    $ (58,015)
                                                   ==========    ==========    ==============    ============    =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                     Thermadyne      Total           Total
                                                        LLC        Guarantors    Non-Guarantors    Eliminations      Total
                                                     ----------    ----------    --------------    ------------    ---------
Net sales                                            $       --    $   98,039    $       49,075    $    (19,342)   $ 127,772
Operating expenses:
   Cost of goods sold                                        --        63,760            41,201         (20,291)      84,670
   Selling, general and administrative expenses              --        16,553             7,941              --       24,494
   Amortization of intangibles                               --           379               692              --        1,071
   Net periodic postretirement benefits                      --           450                --              --          450
   Special charges                                           --           550               769              --        1,319
                                                     ----------    ----------    --------------    ------------    ---------
Operating income (loss)                                      --        16,347            (1,528)            949       15,768
Other income (expense):
   Interest expense                                          --       (12,422)           (2,137)            704      (13,855)
   Amortization of deferred financing costs                  --          (745)              (52)             --         (797)
   Equity in net loss of subsidiaries                    (4,187)           --                --           4,187           --
   Other                                                     --           288             1,037          (1,842)        (517)
                                                     ----------    ----------    --------------    ------------    ---------
Income (loss) before income tax provision                (4,187)        3,468            (2,680)          3,998          599
Income tax provision                                         --         4,366               420              --        4,786
                                                     ----------    ----------    --------------    ------------    ---------
Net Loss                                             $   (4,187)   $     (898)   $       (3,100)   $      3,998    $  (4,187)
                                                     ==========    ==========    ==============    ============    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                     Thermadyne      Total           Total
                                                        LLC        Guarantors    Non-Guarantors    Eliminations      Total
                                                     ----------    ----------    --------------    ------------    ---------
Net sales                                            $       --    $  322,183    $      146,515    $    (75,545)   $ 393,153
Operating expenses:
    Cost of goods sold                                       --       205,900           120,377         (75,159)     251,118
    Selling, general and administrative expenses             --        53,704            23,468              --       77,172
    Amortization of intangibles                              --         7,893            18,342              --       26,235
    Net periodic postretirement benefits                     --           914                --              --          914
    Special charges                                          --        28,099             1,100              --       29,199
                                                     ----------    ----------    --------------    ------------    ---------
Operating income (loss)                                      --        25,673           (16,772)           (386)       8,515
Other income (expense):
    Interest expense                                         --       (42,113)           (6,602)          2,494      (46,221)
    Amortization of deferred financing costs                 --        (2,199)               (7)             --       (2,206)
    Equity in net loss of subsidiaries                  (69,394)           --                --          69,394           --
    Other                                                    --         6,073            (1,745)         (3,951)         377
                                                     ----------    ----------    --------------    ------------    ---------
Loss before income tax provision                        (69,394)      (12,566)          (25,126)         67,551      (39,535)
Income tax provision                                         --        27,996             1,863              --       29,859
                                                     ----------    ----------    --------------    ------------    ---------
Net Loss                                             $  (69,394)   $  (40,562)   $      (26,989)   $     67,551    $ (69,394)
                                                     ==========    ==========    ==============    ============    =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                       Thermadyne     Total           Total
                                                           LLC      Guarantors    Non-Guarantors    Eliminations      Total
                                                       ----------   ----------    --------------    ------------    ---------
Net sales                                              $       --   $  310,746    $      149,932    $    (69,207)   $ 391,471
Operating expenses:
    Cost of goods sold                                         --      198,598           125,123         (70,226)     253,495
    Selling, general and administrative expenses               --       50,436            23,948              --       74,384
    Amortization of intangibles                                --        1,663             1,877              --        3,540
    Net periodic postretirement benefits                       --        2,750                --              --        2,750
    Special charges                                            --        2,021             3,707              --        5,728
                                                       ----------   ----------    --------------    ------------    ---------
Operating income (loss)                                        --       55,278            (4,723)          1,019       51,574
Other income (expense):
    Interest expense                                           --      (36,590)           (6,371)          2,151      (40,810)
    Amortization of deferred financing costs                   --       (2,229)             (164)             --       (2,393)
    Equity in net loss of subsidiaries                      1,691           --                --          (1,691)          --
    Other                                                      --        5,678             1,034          (5,551)       1,161
                                                       ----------   ----------    --------------    ------------    ---------
Income (loss) before income tax provision
         and extraordinary item                             1,691       22,137           (10,224)         (4,072)       9,532
Income tax provision                                           --        4,673             3,168              --        7,841
                                                       ----------   ----------    --------------    ------------    ---------
Income (loss) before extraordinary item                     1,691       17,464           (13,392)         (4,072)       1,691
Extraordinary item, net of tax                                 --           --                --              --           --
                                                       ----------   ----------    --------------    ------------    ---------
Net income (loss)                                      $    1,691   $   17,464    $      (13,392)   $     (4,072)   $   1,691
                                                       ==========   ==========    ==============    ============    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                           Thermadyne      Total           Total
                                                              LLC        Guarantors    Non-Guarantors    Eliminations      Total
                                                           ----------    ----------    --------------    ------------    ---------
Net cash provided by (used in) operating activities        $  (64,814)   $   (1,871)   $         (914)   $     67,551    $    (48)
Cash flows provided by (used in) investing activities:
    Proceeds from sale of assets                                   --            --             4,563              --       4,563
    Capital expenditures, net                                      --        (7,451)           (5,831)             --     (13,282)
    Change in other assets                                         --          (909)           (1,174)             --      (2,083)
    Acquisitions, net of cash                                      --            --            (1,008)             --      (1,008)
                                                           ----------    ----------    --------------    ------------    --------
Net cash used in investing activities                              --        (8,360)           (3,450)             --     (11,810)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                               --            92                --              --          92
    Repayment of long-term obligations                        (12,225)         (511)           (6,586)             --     (19,322)
    Borrowing of long-term obligations                          9,000          (865)            5,925              --      14,060
    Financing fees                                                 --        (1,169)               --              --      (1,169)
    Change in accounts receivable securitization                   --        23,926                --              --      23,926
    Change in net equity and advances to/from
        subsidiaries                                           68,039        (2,577)            3,361         (67,551)      1,272
    Other                                                          --        (6,193)             (980)             --      (7,173)
                                                           ----------    ----------    --------------    ------------    --------
Net cash provided by financing activities                      64,814        12,703             1,720         (67,551)     11,686
                                                           ----------    ----------    --------------    ------------    --------
Net increase (decrease) in cash and cash equivalents               --         2,472            (2,644)             --        (172)
Cash and cash equivalents at beginning of period                   --         2,566            10,755              --      13,321
                                                           ----------    ----------    --------------    ------------    --------
Cash and cash equivalents at end of period                 $       --    $    5,038    $        8,111    $         --    $ 13,149
                                                           ==========    ==========    ==============    ============    ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                           Thermadyne      Total           Total
                                                              LLC        Guarantors    Non-Guarantors    Eliminations      Total
                                                           ----------    ----------    --------------    ------------    ---------
Net cash provided by operating activities                  $    8,808    $   32,647    $          649    $     (4,072)   $ 38,032
Cash flows provided by (used in) investing activities:
   Capital expenditures, net                                       --        (3,817)           (3,150)             --      (6,967)
   Change in other assets                                          --        (1,708)              569              --      (1,139)
   Acquisitions, net of cash                                       --        (3,000)           (2,886)             --      (5,886)
                                                           ----------    ----------    --------------    ------------    --------
Net cash used in investing activities                              --        (8,525)           (5,467)             --     (13,992)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                --          (268)              177              --         (91)
   Repayment of long-term obligations                          (1,726)          (64)           (5,020)             --      (6,810)
   Borrowing of long-term obligations                             527            --             3,191              --       3,718
   Change in accounts receivable securitization                    --          (389)               --              --        (389)
   Financing fees                                                  --            --                --              --          --
   Change in net equity and advances to/from subsidiaries      (7,609)      (10,421)            9,974           4,072      (3,984)
   Other                                                           --        (9,310)              295              --      (9,015)
                                                           ----------    ----------    --------------    ------------    --------
Net cash provided by (used in) financing activities            (8,808)      (20,452)            8,617           4,072     (16,571)
                                                           ----------    ----------    --------------    ------------    --------
Net increase in cash and cash equivalents                          --         3,670             3,799              --       7,469
Cash and cash equivalents at beginning of period                   --        (1,051)            2,370              --       1,319
                                                           ----------    ----------    --------------    ------------    --------
Cash and cash equivalents at end of period                 $       --    $    2,619    $        6,169    $         --    $  8,788
                                                           ==========    ==========    ==============    ============    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of the condensed consolidated financial statements of Holdings. Holdings conducts its operations through its wholly-owned subsidiary, Thermadyne LLC. The accompanying condensed consolidated financial statements for Holdings and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by Holdings, and therefore, a separate discussion of Thermadyne LLC is not presented.

Included in the following discussions are comparisons of Adjusted EBITDA, which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income
(loss) and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the three months ended September 30, 2000 were $124.9 million compared to $127.8 million for the same period in 1999, a decrease of 2.3%. Domestic sales were down 1.9% in a comparison of the three month periods ended September 30, 2000 and 1999 due to general weakness in the U.S. industrial economy. International sales decreased 2.9% for the quarter ended September 30, 2000 compared to the same period in the prior year. Australia/Asia sales were down in the quarter due primarily to weak economic conditions and unfavorable currency fluctuations. European sales decreased by 15.4% for the quarter, due in large part to a strong U.S. dollar, but were more than offset by increases of almost 48% and 16% in Latin America and Canada, respectively, over the same quarter in 1999.

Cost of goods sold as a percentage of sales for the three months ended September 30, 2000 was 63.9% compared to 66.3% for the three months ended September 30, 1999. This improvement is the result of the cost containment and cost reduction efforts being made by the Company.

Selling, general and administrative expenses were $24.9 million for the three months ended September 30, 2000. In comparison to the same period in the prior year, this total has increased by 1.8%. As a percentage of sales, selling, general and administrative costs were 20.0% for the third quarter versus 19.2% for the same period last year. The increase in selling, general and administrative expenses over 1999 results mostly from increased sales and marketing and promotional expenditures as well as increased costs related to new channels of business.

Special charges of $10.8 million recorded during the three months ended September 30, 2000 consist primarily of $6.5 million of costs related to the relocation of production to Mexico and Asia and costs of approximately $2.0 million incurred in connection with changes in senior management. Also included in special charges are costs of approximately $1.5 million incurred related to an information technology transformation and related business process reengineering project the Company recently initiated. The Company expects this project to continue through most of 2001. Special charges of $1.3 million recorded in the third quarter of 1999 relate primarily to factory rationalization costs in Australia and related headcount reductions.

Amortization of intangibles increased to $24.3 million for the current quarter compared to $1.1 million for the same three month period in 1999. This increase results from the write-off of goodwill and other intangibles related to the Company's Australian operations. As a result of the continuing weak economic conditions, an unfavorable exchange rate, and increasing competition from imports, the Company believed the ultimate realization of these assets was doubtful.

Interest expense was $20.1 million during the third quarter of 2000 compared to $18.2 million for the same period last year. Higher interest rates and changes in the Company's long-term debt mix have combined to increase the Company's average interest cost from 10.1% for the three months ended September 30, 1999 to 11.0% for the same period this year.

An income tax provision of $27.1 million was recorded in the third quarter of 2000 on a pre - tax loss of $35.8 million. This provision included a charge of $27.3 million which increased the valuation allowance on deferred tax assets as management does not believe these assets will be fully realized based on projections of income in future periods. In the third quarter of 1999 an income tax provision of $4.8 million was recorded on a pre - tax loss of $3.8 million. This provision included a charge of $5.0 million which increased the valuation allowance on deferred tax assets.

Adjusted EBITDA was $24.1 million, or 19.3% of sales, for the three months ended September 30, 2000. For the three months ended September 30, 1999, Adjusted EBITDA was $22.8 million, or 17.9% of sales.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the nine months ended September 30, 2000 were $393.2 million, an increase of $1.7 million from net sales of $391.5 million for the nine months ended September 30, 1999. Domestic sales were 2.0% higher when compared to the same period in 1999 due primarily to solid demand in the first half of the year. International sales ended the period at $146.3 million, a 2.1% decline from $149.4 million for the same period in 1999. The decrease in the international business results from Australia, which has been hampered by unfavorable exchange rates, a weak industrial economy and competitive pressures from less expensive imports. The decline in Australia has been substantially offset by increases of 30.1% and 10.5% in Latin America and Canada, respectively.

Cost of goods sold as a percentage of sales declined slightly from 64.8% for the nine months ended September 30, 1999 to 63.9% for the first nine months this year with this improvement resulting primarily from ongoing cost reduction initiatives.

Selling, general and administrative expenses were $77.2 million through September, which is 3.7% over the $74.4 million reported for the same period in 1999. The majority of the increase relates to increased spending on selling and marketing activities. As a percentage of sales selling, general and administrative expenses were 19.6% and 19.0% for the nine month periods ended September 30, 2000 and 1999, respectively.

Special charges of $29.2 million during the first nine months of 2000 are comprised of approximately $14.6 million related to the relocation of production to Mexico and Asia, $7.7 million related to the decision to exit a portion of the gas management business, and $5.0 million related to changes in senior management. Special charges of $5.7 million were recorded in the first nine months of 1999 and resulted primarily from headcount reductions and other site rationalization costs in Australia.

Amortization expense increased from $3.5 million for the first nine months of 1999, to $26.2 million for the nine months ended September 30, 2000. This increase results from the Company's write-off of goodwill and other intangibles related to its Australian operations after an assessment of estimated future cash flows of this business indicated the recoverability of these assets was doubtful. Prolonged weak economic conditions together with a depressed currency and increasing competition resulted in the write-off of these assets.

Interest expense increased to $60.2 million for the nine months ended September 30, 2000 from $53.5 million for the same period last year. Higher interest rates have resulted in a $2.2 million increase in expense related to the Company's floating rate U.S. bank debt in spite of an average principal balance that was $25.6 million less in the first nine months of 2000 compared to the same period in 1999. In addition, the Company's discount debentures and junior subordinated notes continue to accrete and had combined interest costs of $14.0 million during the nine months ended September 30, 2000, compared to $9.7 million for the same period in 1999.

An income tax provision of $29.9 million was recorded on a pre-tax loss of $53.6 million in the nine months ended September 30, 2000. This provision included a charge of $27.3 million which increased the valuation allowance on deferred tax assets as management does not believe these assets will be fully realized based on projections of income in future periods. In the nine months ended September 30, 1999, an income tax provision of $7.8 million was recorded on a pre-tax loss of $3.3 million. This provision included a charge of $5.0 million which increased the valuation allowance on deferred tax assets.

Adjusted EBITDA for the first nine months of 2000 was $77.4 million, and was essentially flat when compared to Adjusted EBITDA of $77.3 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities provided cash of $1.4 million in the nine months ended September 30, 2000, which compares to cash provided of $33.2 million during the same period in 1999. Operating assets and liabilities used cash of $6.3 million during the first nine months of 2000 compared to cash provided of $6.4 million during the same period of 1999. This change relates primarily to increased inventory levels being maintained as production is relocated to Mexico and Asia. Also contributing to the difference in cash used or provided by operating activities was a net loss of $83.5 million for the first nine months of 2000 compared to a net loss of $11.1 million during the same nine month period in 1999. The increase in net loss resulted primarily from special charges, increased amortization expense, increased tax expense and higher interest costs. Investing activities used $11.8 million of cash during the first nine months of 2000, a decrease of $2.2 million from the comparable period in 1999. Capital expenditures used $13.3 million during the first nine months of 2000 compared to $7.0 million during the same period last year. The Company also received proceeds of approximately $4.6 million during the nine months ended September 30, 2000, from the sale of property in Australia. Cash used for acquisitions was $1.0 million in the first nine months of 2000, which is $4.9 million less than the same period last year. Financing activities provided $10.2 million during the nine months ended September 30, 2000, compared to a use of $11.7 million for the same period in 1999. This increase in cash provided resulted mainly from the Company's accounts receivable securitization program which provided $24.3 million more in cash during the nine months ended September 30, 2000 when compared to the same period in 1999. During the fourth quarter of 1999 the Company's old securitization program was repaid and the new program did not commence until January 2000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the third quarter of 2000. Refer to the Company's discussion in its Annual Report on Form 10-K for the year ended December 31, 1999.

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


                                   THERMADYNE HOLDINGS CORPORATION



                                   By:    /s/  Karl R. Wyss
                                        ---------------------------

                                          Karl R. Wyss
                                          Chairman of the Board, and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




                                   By:    /s/ James H. Tate
                                        ---------------------------

                                          James H. Tate
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)



Date: November 14, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THERMADYNE MFG. LLC

                                   By:    /s/ Karl R. Wyss
                                        ---------------------------

                                          Karl R. Wyss
                                          Chairman of the Board, and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




                                   By:    /s/ James H. Tate
                                        ---------------------------

                                          James H. Tate
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)


Date: November 14, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THERMADYNE CAPITAL CORP.



                                   By:    /s/ Karl R. Wyss
                                        ---------------------------

                                          Karl R. Wyss
                                          Chairman of the Board, and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




                                   By:    /s/ James H. Tate
                                        ---------------------------

                                          James H. Tate
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)


Date: November 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule