Form 10-K
period 2000-12-31
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2001-03-30
CIK 850660, 1063381, 1063382

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                        COMMISSION FILE NUMBER 333-57457

                            THERMADYNE CAPITAL CORP.
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           74-2878453
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                            Identification No.)

             101 S. HANLEY, SUITE 600                                      63105
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

    Indicate by checkmark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $350,000 based on the closing sales price of the Common Stock, on March 20, 2001.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,590,326 shares of Common Stock, outstanding at March 20, 2001.

    Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Thermadyne Holdings Corporation, a Delaware corporation ("Thermadyne" or the "Company"), is a leading global manufacturer of cutting and welding products and accessories. The Company manufactures a broad range of gas (oxy-fuel) and electric arc cutting and welding products that are ultimately sold to end-user customers principally engaged in the aerospace, automotive, construction, metal fabrication, mining, mill and foundry, petroleum and shipbuilding industries. Thermadyne Mfg. LLC ("Thermadyne LLC") is wholly owned by, and the principal operating subsidiary of, the Company, and Thermadyne Capital Corp. ("Thermadyne Capital") is a wholly owned subsidiary of Thermadyne LLC.

BACKGROUND

     In 2000, the Company made the following two acquisitions. On April 13, the Company, through a 90% owned subsidiary, acquired all the assets of Unique Welding Alloys ("Unique"), a business that sells industrial gases, welding equipment and accessories to the retail end-user trade, and on November 9, the Company, through a 90% owned subsidiary, acquired all the assets of Maxweld & Braze (Pty) Ltd., a wholesale business that sells welding equipment and accessories to distributors and the retail end-user trade. Both of these businesses are located in Boksburg, South Africa. The aggregate consideration paid for these two acquisitions was approximately $4.4 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1999 the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A. ("Soltec"), a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Sri ("Tecmo"), a manufacturer of torches and plasma and laser consumables, located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

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

PRINCIPAL PRODUCTS AND MARKETS

     The Company manufactures a broad range of both gas (oxy-fuel) and arc cutting and welding equipment (including a line of advanced plasma arc cutting systems and oxy-fuel apparatus), accessories and consumables, including repair parts used in the cutting and welding industry. Gas cutting and welding torches burn a mixture of oxygen and fuel gas, typically acetylene. Arc cutting and welding systems are powered by electricity. The major arc cutting and welding systems are plasma, stick and metal inert gas ("MIG"). Arc technology is more sophisticated than gas technology and can be used on more types of metals. In addition, arc equipment produces less distortion in the surrounding metal and it cuts and welds faster, reducing labor costs. However, gas technology is more portable and generally less expensive than arc technology and therefore remains important in many industries.

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

     Tweco is a leading domestic manufacturer of MIG welding guns. The MIG process is an arc welding process utilized in the fabrication of steel, aluminum, stainless steel and other metal products and structures. In the MIG process, a small diameter consumable electrode wire is continuously fed into the arc. The welding arc area is protected from the atmosphere by a "shielding" gas. The welding guns and cable assemblies manufactured by Tweco carry the continuous wire electrode, welding current and shielding gas to the welding arc. Tweco manufactures a related line of robotic welding accessory products. This accessory line includes, but is not limited to, a robotic torch with patented consumables, a robotic deflection mount, a robotic cleaning station, robotic arms and an anti-splatter misting system.

     Through its Arcair product line, Tweco manufactures equipment and related consumable materials for "gouging," a technique that liquefies metal in a narrow groove and then removes it using compressed air.

Gouging products are often used in joint preparation prior to a welding process. Numerous other applications exist for these gouging systems, such as removal of defective welds, removal of trim in foundries and repair of track, switches and freight cars in the railroad industry. Tweco also manufactures a line of underwater welding and gouging equipment.

     In addition to gouging products, Tweco produces a patented exothermic cutting system, SLICE(R). This system generates temperatures in excess of 7000 degrees F and can quickly cut through steel, concrete and other materials. SLICE(R) has many applications, including opening clogged steel furnaces and providing rapid entry in fire and rescue operations. Tweco has developed an underwater version of the SLICE(R) cutting system for use in the marine repair and salvage industry.

     Tweco provides a complete line of chemicals used in the welding industry. Chemicals are used for weld cleaning and as agents to reduce splatter adherence on the metal being welded. Chemicals are also used to reduce splatter adherence in welding nozzles in MIG applications.

     Victor -- Oxy-Fuel Gas Products. Victor Equipment Company ("Victor") has plants in Abilene and Denton, Texas and Hermosillo, Sonoro, Mexico, and was founded in 1913. Victor is a leading domestic manufacturer of gas-operated cutting and welding torches and gas and flow pressure regulation equipment. Victor's torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end users in the process control, electronics and other industries. Victor also manufactures a wide range of medical regulation equipment serving the oxygen therapy market, including home health care and hospitals.

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

     For automatic and semiautomatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, principally under the Autocraft(R), Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc(R) brand names. For gas welding, Cigweld manufactures and supplies approximately 40 individual types of wires and solders for use in different applications. Cigweld's filler metals are manufactured to standards appropriate for their intended use, with the majority of products approved by agencies such as Lloyd's Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

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

     Cigweld manufactures and/or distributes a range of safety products for use in welding and complementary industries. The product range includes welding helmets and accessories, respirators and masks, breathing apparatus, earmuffs and earplugs, safety spectacles, safety goggles and gas welding goggles and faceshields.

     Medical products are also manufactured by Cigweld in its manufacturing plant in Melbourne, Australia. These products are sold through distributors in the Australian market and exported through third-party distributors and related entities. The product range includes regulators, flowmeters, suction units, oxygen therapy and resuscitation and outlet valves for medical gas systems.

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

     Stoody -- Hardfacing Products. Stoody Company ("Stoody"), located in Bowling Green, Kentucky and with operations founded in 1921, is a recognized world leader in the development and manufacture of hardfacing welding wires, electrodes and rods. While Stoody's primary product line is iron-based welding wires, Stoody also participates in the markets for cobalt-based and nickel-based electrodes, rods and wires, which are essentially protective overlays, deposited on softer base materials by various welding processes. This procedure, referred to as "hardfacing" or "surface treatment," adds a more resistant surface, thereby increasing the component's useful life. Lower initial costs, the ability to treat large parts, and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear resistant components. A variety of products have been developed for hardfacing applications in industries utilizing earth moving equipment, agricultural tools, crushing components, and steel mill rolls and in virtually all applications where metal is exposed to external wear factors.

     Thermal Arc -- Arc Welders, Plasma Welders and Wire Feeders. In 1997, the inverter and plasma arc welder business of Thermal Dynamics and the welding division of Prestolite Power Corporation ("Arcsys") were combined to form Thermal Arc, Inc. ("Thermal Arc"). The combined operation is located in Troy, Ohio and produces a full line of inverter and transformer-based electric arc welders, plasma welders, engine-driven welders and wire feeders. Thermal Arc products compete in the marketplace for construction, industrial and automated applications, and serve a large and diverse user base.

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

     These products are used both where main power is not available and for standby power where continuous power supply is a key requirement.

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

     Victor Brazil primarily serves the Latin American market. The oxy-fuel product line is very competitive in the region and offers the customer a broad range of gas cutting and welding equipment. Metal fabricators of all sizes, including applications such a shipbuilding, steel construction, machinery manufacturing, pressure vessel producers, and steel mills, use the industrial oxy-fuel products. Hospitals, home care, and doctors' offices use the medical oxy-fuel products.

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

INTERNATIONAL BUSINESS

     The Company had aggregate international sales of approximately $193.7 million, $198.9 million and $199.4 million for the fiscal years ended December 31, 2000, 1999 and 1998, respectively, or approximately 38%, 38% and 37%, respectively, of the Company's net sales in each such period. The Company's international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See "Quantitative and Qualitative Disclosures About Market Risk." The Company's international sales consist of (a) export sales of Thermadyne products manufactured at domestic manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through overseas field representatives of Thermadyne International Corporation ("Thermadyne International"), a subsidiary of Thermadyne, and (b) sales of Thermadyne products manufactured at domestic and international manufacturing facilities, sold by Thermadyne's foreign subsidiaries. For further information concerning the international operations of the Company, see the notes to the consolidated financial statements of the Company included elsewhere herein.

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

COMPETITION

     The Company competes principally with a number of domestic manufacturers of cutting and welding products, the majority of which compete only in limited segments of the overall market. Management believes competition is based primarily on product quality and brand name, breadth and depth of product lines, effectiveness of distribution channels, a knowledgeable sales force capable of solving customer application problems, price and quality of customer service. To date, the Company has experienced little direct foreign competition in its U.S. markets due to the relatively limited size of such markets, the inability of foreign manufacturers to establish effective distribution channels and the relatively non-labor-intensive nature of the cutting and welding product manufacturing process. The Company also competes in certain international markets in which it faces substantial competition from foreign manufacturers of cutting and welding products.

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

RESEARCH AND DEVELOPMENT

     The Company has research and development groups for each of its product lines that primarily conduct process and product development to meet market needs. As of December 31, 2000, the Company employed approximately 125 persons in its research and development groups, most of whom are engineers.

EMPLOYEES

     As of December 31, 2000, the Company employed 3,451 people, of whom approximately 559 were engaged in sales and marketing activities, 240 were engaged in administrative activities, 2,564 were engaged in manufacturing activities and 88 were engaged in engineering activities. Labor unions represent none of the Company's workforce in the United States and virtually all of the manufacturing employees in its foreign operations. The Company believes that its employee relations are good. The Company has not experienced any significant work stoppages.

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

ITEM 2. PROPERTIES.

     The Company operates 17 manufacturing facilities in the United States, Italy, the Philippines, Brazil, Indonesia, Malaysia, Australia and Mexico. All domestic manufacturing facilities, leases and leasehold interests are encumbered by liens securing the Company's obligations under its senior credit facility. The Company considers its plants and equipment to be modern and well-maintained and believes its plants have sufficient capacity to meet future anticipated expansion needs.

     The Company leases and maintains an 18,939-square-foot facility located in St. Louis, Missouri, which houses the executive offices of the Company and its operating subsidiaries, as well as all centralized services.

     The following table describes the location and general character of the Company's principal properties:

SUBSIDIARY/                                           BUILDING SPACE/               PROPERTY
LOCATION OF FACILITY                                NUMBER OF BUILDINGS               SIZE
--------------------                                -------------------             --------
Thermal Dynamics/West Lebanon, New
  Hampshire..............................  187,000 sq. ft                           8.0 acres
                                           5 buildings (office, manufacturing,
                                           sales training)
Tweco/Wichita, Kansas....................  220,816 sq. ft                          21.7 acres
                                           3 buildings (office, manufacturing,
                                           storage space)
Victor/Denton, Texas.....................  222,403 sq. ft                          30.0 acres
                                           4 buildings (office, manufacturing,
                                           storage, sales training center)
Victor/Abilene, Texas....................  123,740 sq. ft                          32.0 acres
                                           1 building (office, manufacturing)
Victor Brazil/Rio de Janeiro, Brazil.....  200,000 sq. ft                           6.0 acres
                                           6 buildings (office, manufacturing,
                                           warehouse)
Thermadyne Canada/Oakville, Ontario,
  Canada.................................  48,710 sq. ft                            8.3 acres
                                           1 building (office, warehouse)
Modern Engineering Company/Gallman,
  Mississippi............................  60,000 sq. ft                           10.0 acres
                                           1 building (office, manufacturing)
Thermadyne Australia/Melbourne,
  Australia..............................  426,157 sq. ft                           9.8 acres
                                           2 buildings (office, manufacturing,
                                           storage, research)
Comweld Philippines/Cebu, Philippines....  41,380 sq. ft                            1.2 acres
                                           1 building (office, manufacturing)
Comweld Indonesia/Jakarta, Indonesia.....  52,500 sq. ft                            2.1 acres
                                           1 building (office, manufacturing)
Comweld Malaysia/Kuala Lumpur,
  Malaysia...............................  56,000 sq. ft                            2.2 acres
                                           1 building (office, manufacturing)
C&G Systems/Itaska, Illinois.............  38,000 sq. ft                            2.0 acres
                                           1 building (office, manufacturing,
                                           future expansion)
Stoody/Bowling Green, Kentucky...........  185,000 sq. ft                          37.0 acres
                                           1 building (office, manufacturing)

SUBSIDIARY/                                           BUILDING SPACE/               PROPERTY
LOCATION OF FACILITY                                NUMBER OF BUILDINGS               SIZE
--------------------                                -------------------             --------
GenSet/Pavia, Italy......................  193,000 sq. ft                           7.9 acres
                                           2 buildings (office, manufacturing,
                                           warehouse)
OCIM/Milan, Italy........................  10,000 sq. ft                             0.5 acre
                                           1 building (office, manufacturing)
Thermal Arc/Troy, Ohio...................  120,000 sq. ft                           6.5 acres
                                           1 building (office, manufacturing,
                                           warehouse, sales training)
Victor Gas/Conshohocken, Pennsylvania....  18,000 sq. ft                            3.4 acres
                                           1 building (office, manufacturing)
Victor Gas/Indianapolis, Indiana.........  5,000 sq. ft                              1.0 acre
                                           1 building (office, manufacturing,
                                           warehouse)
Victor/Mars, Pennsylvania................  33,314 sq. ft                            5.0 acres
                                           1 building (office, warehouse)
Victor De Mexico and Tweco de Mexico/
  Sonora, Mexico.........................  90,000 sq. ft                             1.0 acre
                                           1 building (office, manufacturing)

     All of the above facilities are leased, except for the facilities located in Melbourne, Cebu, Pavia, Rio de Janeiro and Gallman, which are owned. The initial lease terms for the facilities located in West Lebanon, New Hampshire, Wichita, Kansas, Denton, Texas, Abilene, Texas and Ontario, Canada will expire in May, 2003. The facility in Gallman is unoccupied and currently listed for sale. The Company also has additional assembly and warehouse facilities in Canada, the United Kingdom, Italy, Japan, Singapore, Mexico, the Philippines, Indonesia, Brazil and Australia.

     In addition, the Company has subleased 295,000 square feet of its 325,000-square-foot facility in City of Industry, California, which formerly was the manufacturing facility for certain products now manufactured at the Company's Bowling Green, Kentucky facility. The Company has also sublet the facility in Mars, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to ordinary litigation incidental to its businesses, including a number of product liability cases seeking substantial damages. The Company maintains insurance against any product liability claims. Coverage for most years has a $500,000 self insured retention with $500,000 of primary insurance per claim. In addition, the Company maintains umbrella policies providing an aggregate of $75,000,000 in coverage for product liability claims. Although it is difficult to predict the outcome of litigation with any certainty, the Company believes the liabilities which might reasonably result from such lawsuits, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company may be required to incur costs relating to remediation of properties, including properties at which the Company disposes waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. The Company is aware of environmental conditions at certain properties which it now owns or leases or previously owned or leased which are undergoing remediation. The Company does not believe the cost of such remediation will have a material adverse effect on the Company's business, financial condition or results of operations.

     Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act and the equivalent state laws, provide for strict, joint and several liability for investigation and remediation of spills or other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by the Company or by its predecessors or previously owned business entities, as well as to conditions at properties at which wastes or other contamination attributable to the Company or its predecessors or previously owned business entities come to be located. The Company has in the past and may in the future be named a potentially responsible party at off-site disposal sites to which it has sent waste. The Company does not believe the ultimate cost relating to such sites will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

     The Company's Common Stock began trading on The NASDAQ Stock Market ("NASDAQ") on May 17, 1994. On October 15, 1998 the NASDAQ delisted the Common Stock. Following its delisting from NASDAQ, the Common Stock has traded in the over the counter market. The following table shows, for the periods indicated, the high and low sale prices of a share of the Common Stock for the fiscal years 1999 and 2000 as reported by published financial sources.

                                                              CLOSING SALE
                                                                PRICE($)
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1999
  First Quarter.............................................   20       13
  Second Quarter............................................   20       16
  Third Quarter.............................................   22 7/8   18 3/4
  Fourth Quarter............................................   23 1/2   19 1/2
2000
  First Quarter.............................................   21       20
  Second Quarter............................................   17       17
  Third Quarter.............................................   18 1/2    6
  Fourth Quarter............................................   10 3/4    3 9/16

     On March 20, 2001 the last reported bid price for the Common Stock as reported by published financial sources was $1.31 per share. As of March 2, 2001 there were approximately 84 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data for and as of each of the years in the five-year period ended December 31, 2000 set forth below has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, in each case included elsewhere herein.

                                                       FISCAL YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                               1996(1)    1997      1998      1999      2000
                                               -------   -------   -------   -------   -------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Operating Results Data:
  Net sales..................................  $ 439.7   $ 520.4   $ 532.8   $ 521.1   $ 510.1
  Cost of goods sold.........................    259.8     320.0     340.2     342.2     327.5
  Selling, general and administrative
     expenses................................     95.9     110.7     102.6      99.2     102.6
  Amortization of goodwill(2)................     83.0       1.6       1.5       1.6      19.2
  Amortization of intangibles................     12.4       6.8       2.4       3.0       7.7
  Net periodic postretirement benefits.......      2.7       2.8       2.6       3.2       1.1
  Special charges............................       --        --      50.5      21.9      42.4
                                               -------   -------   -------   -------   -------
  Operating income (loss)....................    (14.1)     78.5      33.0      50.0       9.6
  Interest expense...........................     45.7      45.3      62.2      72.4      81.4
  Other expense, net.........................      3.7       4.6       5.6       3.1       3.1
  Income (loss) from continuing operations
     available to common shares..............    (62.9)     15.1     (46.2)    (34.3)   (106.6)
  Income (loss) per share from continuing
     operations:
     Basic...................................    (5.83)     1.36     (7.95)   (11.68)   (32.04)
     Diluted.................................    (5.83)     1.33     (7.95)   (11.68)   (32.04)
Consolidated Balance Sheet Data:
  Working capital(3).........................  $  67.6   $  88.5   $ 121.2   $ 121.3   $  87.8
  Total assets...............................    353.4     354.5     420.2     400.4     317.9
  Total debt.................................    421.3     358.1     710.7     729.4     753.9
  Total shareholders' deficit................   (185.3)   (162.8)   (496.3)   (534.1)   (658.4)
Consolidated Cash Flow Data:
  Net cash provided by (used in) operating
     activities..............................  $  21.5   $  15.0   $ (50.3)  $  53.9   $  (4.8)
  Net cash provided by (used in) investing
     activities..............................     18.7      36.8     (39.5)    (17.1)    (16.5)
  Net cash provided by (used in) financing
     activities..............................    (40.6)    (51.7)     89.7     (24.8)     18.4
Other Data:
  Adjusted EBITDA(4).........................  $  95.7   $ 102.1   $ 105.1   $  98.6   $  95.3
  Depreciation...............................     11.7      12.5      15.1      18.9      15.3
  Capital expenditures.......................     11.4      16.3      17.5      10.2      16.3

---------------

(1) In 1996, the Company announced plans to sell, and in 1997 consummated the sale of, its wear resistance business. This business was accounted for as a discontinued operation in the Company's 1996 consolidated financial statements.

(2) In conjunction with its reorganization under Chapter 11 of the United States Bankruptcy Code in 1994, the Company's assets and liabilities were revalued at the effective date thereof. The assets and liabilities were stated at their reorganization value. The portion of the reorganization value not attributable to specific assets was amortized over a three-year period.

(3) Excludes net assets of discontinued operations.

(4) "Adjusted EBITDA" is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

    Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under it debt agreements. The Company believes Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

RESULTS OF OPERATIONS

     The following description of results of operations is presented for the fiscal years ended December 31, 1998, 1999 and 2000. The results of operations of the Company include the operations of OCIM, Victor Brazil, Tecmo, Soltec, Unique and Maxweld & Braze from their respective dates of acquisition.

  2000 COMPARED TO 1999

  Net Sales

     Net sales for the year ended December 31, 2000 were $510.1 million, which is a decrease of 2.1% compared to 1999 sales of $521.1 million. Domestic sales ended the year at $316.4 million versus $322.2 million for 1999, a decrease of 1.8%. The decline in domestic sales is attributable to generally weak conditions in the industrial sector of the economy. International sales for the year ended December 31, 2000 were $193.7 million, which is a decrease of 2.8% from 1999 sales of $198.9 million. The decline in international sales results from Australia and Asia, which collectively are down from 1999 by 28.2%. Australia was hampered throughout 2000 by a weak industrial economy, unfavorable exchange rates and competitive pressures from imported products. The Asian business declined sharply over the latter part of 2000 as the U.S. economy began slowing down. The declines in Asia and Australia were substantially offset by increases in other regions of the world most notably a 22.0% increase in Latin America and an almost 6% increase in Canada.

  Costs and Expenses

     Cost of goods sold as a percentage of sales declined from 65.7% for the year ended December 31, 1999 to 64.2% for 2000. This improvement resulted from ongoing cost reduction initiatives and improved factory efficiencies.

     Selling, general and administrative expenses were $102.6 million for the twelve months ended December 31, 2000 compared to $99.2 million for 1999, an increase of 3.3%. The majority of this increase related to increased spending on selling and marketing activities. As a percentage of sales selling, general and administrative expenses were 20.1% and 19.0% for the years ended December 31, 2000 and 1999, respectively.

     Special charges, as defined in the New Credit Facility, of $42.5 million were incurred during the year ended December 31, 2000 and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000. Special charges of $21.9 million were recorded during 1999 and related mostly to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with the junior subordinated notes.

     Amortization expense for the year ended December 31, 2000 was $26.9 million compared to $4.6 million for 1999. The increase results from the Company's decision to write-off goodwill and other intangibles related to its Australian business after an assessment of estimated future cash flows of this business indicated the recoverability of these assets was doubtful. Prolonged weak economic conditions was the primary reasons for this write-off.

     Interest expense was $81.4 million for 2000 compared to $72.4 million for the year ended December 31, 1999. Higher interest rates resulted in an increase of $2.7 million in expense related to the Company's floating rate U.S. bank debt in spite of a $21.9 million decrease in the average outstanding principal balance in 2000 compared to 1999. Also, the Company's discount debentures and junior subordinated notes continue to accrete and have combined interest of $19.0 million, an increase of $5.9 million over the $13.1 million of expense incurred in 1999.

     An income tax provision of $31.9 million was recorded on a pretax loss of $74.8 million for the year ended December 31, 2000. The 2000 income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses, the disallowance of foreign losses, and an increase in the valuation allowance for deferred tax assets. An income tax provision of $8.8 million was recorded on a pre-tax loss of $25.5 million for the year ended December 31, 1999. The 1999 income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to the issuance of warrants for the purchase of the Company's common stock, the disallowance of foreign losses, and an increase in the valuation allowance for deferred tax assets.

  Adjusted EBITDA

     Adjusted EBITDA for the year ended December 31, 2000 was $95.4 million compared to $98.6 million for 1999, a decrease of 3.2%.

  1999 COMPARED TO 1998

  Net Sales

     Net sales for the year ended December 31, 1999 were $521.1 million compared to net sales of $532.8 million for the year ended December 31, 1998, a decrease of $11.7 million, or 2.2%. Domestic sales were $322.2 million, a decrease of $11.2 million from 1998 domestic sales of $333.4 million. This 3.4% decrease was the result of the continued weak demand in most of the Company's domestic industrial markets. International sales were $198.9 million in 1999 which was essentially equal to 1998 international sales of $199.4 million. Excluding the results of businesses acquired in Europe and South America in 1999, international sales decreased $17.1 million, or 8.6%. Sales in Asia and Canada increased in 1999, up 11.2% and 6.0%, respectively, over 1998 sales. Sales in Australia continued to decline, down 9.0% in 1999, as the Australian economy remained weakened from the economic crisis that hit Asia and Australia in late 1997. Sales in Latin America increased 26.0% in a comparison of 1999 and 1998 due to acquisitions in the area since September 1998. Excluding the results of these acquired businesses, sales in Latin America decreased 14.4% in 1999. This decrease resulted from weak economic conditions prevalent throughout the region and unfavorable currency fluctuations, particularly the Brazilian real against the U.S. dollar. The increase in sales reported for Europe was 3.3%, but when excluding the results of an April 1999 acquisition, sales in Europe in 1999 actually decreased 8.1% due in large part to weak demand in many of the industrial sectors of the European market.

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

     Selling, general and administrative expenses were $99.2 million in 1999, a decrease of $3.4 million, or 3.3%, from $102.6 million in 1998. Excluding the incremental expenses related to acquisitions, this decrease is 5.7%. As a percentage of sales, selling, general and administrative expenses were 19.0% and 19.2% for the years ended December 31, 1999 and 1998, respectively. Cost reduction programs implemented in the prior two years continued to produce positive results for the Company.

     Special charges of $21.9 million were recorded in 1999. These charges related to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes. In 1998, special charges of $50.5 million were recorded related to the Merger and headcount reductions.

     Interest expense was $72.4 million in 1999, an increase of $10.3 million, or 16.6%, from interest expense of $62.1 million in 1998. The average level of debt outstanding in 1999 was higher than that in 1998 as a result of the Merger in May 1998. Related amortization of deferred financing costs was also higher in 1999 as a result of the Merger, increasing $0.9 million to $3.6 million in 1999 compared to $2.7 million in 1998.

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

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement did not have a significant effect on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows. Operating activities used $4.8 million of cash during 2000, which compared to $53.9 million of cash provided in 1999. This decrease in cash from operations resulted from a net loss, adjusted for non-cash expenses, of $2.7 million for the year ended December 31, 2000 compared to net earnings of $27.8 million in 1999, together with an increase in net operating assets and liabilities of $2.2 million during 2000 versus cash provided of $26.1 million during 1999. The decrease in earnings, adjusted for non-cash expenses, resulted mostly from an increase in special charges and higher interest costs. The increase in net operating assets during 2000 of $2.2 million related mostly to inventory which increased $16.3 million. The increase in inventory resulted mostly from a build-up in stock as the Company relocates production to Mexico and Asia, but also relates partly to a decrease in demand in the latter part of the fourth quarter as the U.S. economy began slowing. The increase in inventory was substantially offset by accounts receivable, which provided cash of $7.0 million, and operating liabilities which collectively provided $6.0 million of cash. Investing activities used $16.5 million during the year ended December 31, 2000 compared to $17.1 million during 1999. Capital expenditures during 2000 were $16.3 million, an increase of $6.1 million over 1999, but were partially offset by $4.6 million of proceeds from the sale of certain land and buildings in Australia. Financing activities provided $18.4 million during 2000 compared to cash used of $24.8 million during the year ended December 31, 1999. The increase in cash provided related mostly from the Company's accounts receivable securitization program, which provided cash of $21.0 million during 2000 versus cash used of $23.8 million in 1999. The Company's old program was repaid during the fourth quarter of 1999 and the current program did not commence until January 2000.

     Capital Expenditures. The Company had $18.7 million of capital expenditures. The Company's new senior secured loan facility (the "New Credit Facility") contains restrictions on the Company's ability to make capital expenditures. Based on present estimates, management believes the amount of capital expenditures permitted to be made under the New Credit Facility will be adequate to maintain the properties and businesses of the Company's operations.

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

     On November 10, 1999, the Company amended the New Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the New Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate at the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's Common Stock.

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

     In connection with the Merger, Mercury issued 12 1/2% Senior Discount Debentures (the "Debentures") which became obligations of the Company following the Merger. The Debentures are not guaranteed by Thermadyne LLC or any of its consolidated subsidiaries. The Debentures will mature in 2008 and will not require cash interest payments until 2003. The Debentures contain customary covenants and events of default, including covenants that limit the ability of the Company and its subsidiaries to incur debt, pay dividends and make certain investments.

     Thermadyne LLC and Thermadyne Capital issued 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"), which were guaranteed by certain of the Company's domestic subsidiaries. Interest on the Senior Subordinated Notes is payable semiannually in cash. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the ability of Thermadyne LLC and its subsidiaries to incur debt, pay dividends and make certain investments.

     In December 1999, Thermadyne LLC issued $25 million of 15% Junior Subordinated Notes due 2009 (the "Junior Subordinated Notes"), are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to all existing and future senior and senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option, may pay interest in additional Junior Subordinated Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Subordinated Notes is prohibited under the terms of the New Credit Facility, interest shall be paid by the issuance of additional Junior Subordinated Notes. The Junior Subordinated Notes contain customary covenants and events of default, including covenants that limit the ability of Thermadyne LLC and its subsidiaries to incur debt, pay dividends and make certain investments.

     The Company anticipates its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance it indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

     The Company has experienced declining revenues and Adjusted EBITDA during the three-year period ended December 31, 2000. Current business conditions indicate these trends may continue. The Company was in compliance with the various covenants of the New Credit Facility at December 31, 2000 however, if its operating results continue to deteriorate, the Company may not be able to remain in compliance with all of the financial covenants contained therein. If a covenant violation occurred, absent obtaining a waiver or amendment to the New Credit Facility, substantially all of the Company's long-term debt would be callable by its lenders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A substantial portion of the Company's operations consist of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia, Canada and South America. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, Italy, Indonesia, Malaysia, the Philippines, Mexico and Brazil as well as in the United States. A substantial portion of the product manufactured in most of these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the U.S. are denominated in U.S. dollars which further limits the Company's exposure to changes in the exchange rates. The Company is most susceptible to a strengthening U.S. dollar and the negative effect when local currency financial statements are translated into U.S. dollars, the Company's reporting currency.

     The Company does not believe its exposure to transaction gains or losses resulting from changes in foreign currency exchange rates is material to its financial results. As a result, the Company does not actively try to manage its exposure through foreign currency forward or option contracts.

     The Company is also exposed to changes in interest rates primarily from its long-term financial arrangements which are predominantly denominated in U.S. dollars. At December 31, 2000, the Company had approximately $303.8 million of variable rate U.S. debt. The Company limited its exposure to variations in the interest rate by entering into an interest rate swap arrangement effective January 1, 1999, with respect to approximately $61.5 million of this debt. The Company also has approximately $15.6 million and $7.3 million of variable rate debt denominated in Australian dollars and Italian lira, respectively. A hypothetical 100 basis point increase in the Company's variable borrowing rates would result in an increase in interest expense of approximately $2.6 million for the year ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-53 thereof.

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

NAME                                     AGE                        POSITION(S)
----                                     ---                        -----------
Karl R. Wyss...........................  60    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital, Chairman of the Board and Chief Executive
                                                 Officer
James H. Tate..........................  53    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital, Senior Vice President and Chief Financial
                                                 Officer, and Office of the Chairman
Peter T. Grauer........................  55    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital
John F. Fort III.......................  59    Director of the Company
Harold A. Poling.......................  75    Director of the Company
Lawrence M.v.D. Schloss................  46    Director of the Company
Michael E. Mahoney.....................  51    Executive Vice President and Office of the Chairman
Robert D. Maddox.......................  41    Vice President and Corporate Controller
Douglas Muzzey.........................  44    Vice President of Information and Technology

     Mr. Wyss has been a Director of the Company since April 2000 and was elected Chairman of the Board and Acting Chief Executive Officer of the Company in June 2000. He became Chief Executive Officer of the Company on January 12, 2001. Prior to joining the Company, Mr. Wyss was the Managing Director and Operating Partner with DLJ's Merchant Banking Group since 1993. Before his position at DLJ, he was Chairman and Chief Executive Officer of Lear Siegler Inc. Mr. Wyss currently serves on the board of directors of Brand Services, Inc., Localiza Rent A Car S.A. and Manufacturers Services Limited.

     Mr. Tate has been a Director of the Company since October 1995 and was appointed to the Office of the Chairman in June 2000. He was elected Senior Vice President and Chief Financial Officer of the Company in February 1995, having previously served as Vice President of the Company and Vice President and Chief Financial Officer of the Company's subsidiaries since April 1993. Prior to joining the Company, Mr. Tate was employed by the accounting firm of Ernst & Young LLP for 18 years, the last six of which he was a partner. Mr. Tate currently serves on the board of directors of Rowe International, Inc.

     Mr. Grauer has been a Director of the Company since May 1998. Since 1995, Mr. Grauer has been a Managing Director of DLJ Merchant Banking III, Inc. ("DLJMB III Inc.") (and its predecessors). Mr. Grauer is a director of Doane Pet Care Enterprises, Inc., Total Renal Care Holdings, Inc., Formica Corporation and Chairman of the Board of Directors of Bloomberg, Inc.

     Mr. Fort has been a Director of the Company since May 1998. Mr. Fort is currently Chairman of the Board of Mueller-Grinnel Corp. and Insilco Corp. Mr. Fort retired as Chairman of the Board of Tyco International Ltd. in January 1993. Mr. Fort has held a broad range of positions throughout his 30 years at Tyco. He currently holds directorships at Tyco International, Ltd., Manufacturers Services, Ltd. and DeCrane Aircraft Holding Co.

     Mr. Poling has been a Director of the Company since May 1998. Mr. Poling retired as Chairman of the Board and Chief Executive Officer of Ford Motor Company on January 1, 1994, a position he held since 1990. Mr. Poling is a director of Shell Oil Company, Flint Ink Corporation, the Kellogg Company and Meritor

Automotive, Inc. Mr. Poling is a director of the Monmouth (Ill.) College Senate and a member of the Dean's Advisory Council for the Indiana University School of Business. He was national chairman of Indiana University's Annual Fund campaigns from 1986 to 1988.

     Mr. Schloss has been a Director of the Company since May 1998. Mr. Schloss has been the Global Head of Private Equity Group of CSFB since December 2000 and the Managing Partner of DLJMB II Inc. since November 1995. Prior to November 1995, he was the Chief Operating Officer and a Managing Director of DLJ Merchant Banking, Inc. Mr. Schloss currently serves as a director of Merrill Corporation.

     Mr. Mahoney was appointed to the Office of the Chairman in June 2000 and currently serves as the Executive Vice President for Tweco, Thermal Arc, Stoody, and European Operations. He previously served as the Executive Vice President of Thermal Dynamics, C&G, and the entire International Sales and Marketing group. Prior to joining Thermadyne in 1989, Mr. Mahoney spent ten years with Hobart Brothers and six years with British Oxygen Company.

     Mr. Maddox was elected Vice President and Corporate Controller of the Company in April 1996. Prior to that time, Mr. Maddox served as Vice President and Controller of the Company's operating subsidiaries from April 1995 to April 1996 and Controller from May 1992 to April 1995. Prior to joining the Company, Mr. Maddox was a senior audit manager with the accounting firm of Ernst & Young LLP.

     Mr. Muzzey was elected Vice President of Information Technology in April 1999. Prior to that time, he served as IT Manager for Thermal Dynamics and C&G Systems. Prior to joining the Company in 1994, Mr. Muzzey spent 15 years with Digital Equipment Corporation as a Software Development Manager in Corporate Engineering.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information in respect of the compensation of the Chief Executive Officer, each of the other four most highly compensated executive officers of the Company, the former Chief Executive Officer of the Company and two other former executive officers (collectively, the "Named Executive Officers") for services in all capacities to the Company and its subsidiaries for the years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                                          ------------
                                                   ANNUAL COMPENSATION     SECURITIES     ALL OTHER
                                                   --------------------    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITIONS(S)             YEAR   SALARY($)   BONUS($)    OPTIONS(#)       ($)(1)
-------------------------------             ----   ---------   --------   ------------   ------------
Karl R. Wyss(2)...........................  2000    526,151         --           --         17,994
  Chairman of the Board and                 1999        N/A        N/A          N/A            N/A
  Chief Executive Officer                   1998        N/A        N/A          N/A            N/A
James H. Tate.............................  2000    326,500         --           --         14,111
  Director, Senior Vice President, Chief    1999    316,962     58,313           --         19,590
  Financial Officer, and Office of the
     Chairman                               1998    294,741    219,488       51,686         19,230
Michael E. Mahoney........................  2000    283,500     13,808           --         12,545
  Executive Vice President and              1999        N/A        N/A          N/A            N/A
  Office of the Chairman                    1998        N/A        N/A          N/A            N/A
Robert D. Maddox..........................  2000    178,500         --           --          6,639
  Vice President and Controller             1999    173,269     23,375           --          6,955
                                            1998    150,481     78,279       10,603          6,854
Douglas Muzzey............................  2000    117,550         --           --          3,877
  Vice President of Information and         1999        N/A        N/A          N/A            N/A
  Technology                                1998        N/A        N/A          N/A            N/A
Randall E. Curran(3)......................  2000    263,173         --           --         13,540
  Former Chairman of the Board, President,  1999    564,724    134,600           --         37,289
  and Chief Executive Officer               1998    538,400    506,634       99,397         36,282
Stephanie N. Josephson(4).................  2000    144,913         --           --          6,177
  Former Vice President, General Counsel    1999    208,962     28,188           --         10,833
  and Corporate Secretary                   1998    181,577     94,935       10,603         10,248
Thomas C. Drury(5)........................  2000    178,500         --           --          6,853
  Former Vice President -- Human Resources  1999    173,269     23,375           --          8,275
                                            1998    150,481     78,279       10,603          7,292

---------------

(1) All other compensation includes group life insurance premiums paid by the Company and contributions made on behalf of the Named Executive Officers to the Company's 401(k) retirement and profit sharing plan. The amounts of insurance premiums paid and 401(k) contributions made (respectively) on behalf of the Named Executive Officers for 2000 are as follows: Mr. Wyss, $259 and $17,735; Mr. Tate, $2,567 and $11,544; Mr. Mahoney, $2,622 and
    $9,923; Mr. Maddox, $583 and $6,056; Mr. Muzzey, $51 and $3,826; Mr. Curran,
    $1,067 and $11,933; Ms. Josephson, $984 and $5,193; and Mr. Drury, $797 and
    $6,056.

(2) Mr. Wyss has served as Chairman of the Board and Chief Executive Officer since June 1, 2000.

(3) Mr. Curran served as Chairman of the Board, President and Chief Executive Officer until May 31, 2000.

(4) Ms. Josephson served as Vice President, General Counsel and Corporate Secretary until August 18, 2000.

(5) Mr. Drury served as Vice President of Human Resources until December 22,
    2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information related to stock options granted to one of the Named Executive Officers in 2000. The Company did not grant stock options to any other Named Executive Officer in 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                                 ---------------------------------------------
                                   NUMBER OF       PERCENT OF
                                  SECURITIES      TOTAL OPTIONS                               GRANT DATE
                                  UNDERLYING       GRANTED TO      EXERCISE OR                 PRESENT
                                    OPTIONS       EMPLOYEES IN     BASE PRICE    EXPIRATION     VALUE
NAME                             GRANTED(#)(1)   FISCAL YEAR (%)     ($/Sh)         DATE        ($)(2)
----                             -------------   ---------------   -----------   ----------   ----------
Douglas Muzzey.................       550             2.6%           4.00(3)     1/25/2010      $14.00

---------------

(1) The options to purchase Common Stock were granted under the Thermadyne Holdings Corporation Management Incentive Plan (the "Management Incentive Plan") and vest 20% ratably over five years. For a more complete description of the Management Incentive Plan, see "-- Employment
    Arrangements -- Management Incentive Plan." All options become exercisable upon a change of control.

(2) The grant date present value of each option grant was determined using a variation of the Black-Scholes option pricing model. The estimated values presented are based on the following assumptions made as of the time of grant: an expected dividend yield of 0%; an expected option term of 10 years; volatility of 0.63; and a risk-free rate of 4.3%. The actual value, if any, that the Named Executive Officer would realize from the exercise of the options is the excess of the fair market value of the Common Stock on the date of exercise over the exercise price. See "-- Fiscal Year-End Option Values."

(3) The exercise price of the options on the date of grant was $34.50. Effective December 12, 2000, these options were repriced to $4.00, the last reported closing price of the Company's common stock prior to December 12, 2000.

     The following table provides information related to the number and value of options held by the Named Executive Officers at the end of 2000. On December 20, 2000, the last day on which the Common Stock was traded during 2000, the closing sale price of Common Stock was $3.5625.

                         FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                      UNDERLYING                 VALUE OF UNEXERCISED
                                                UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS
                                                   FISCAL YEAR-END                AT FISCAL YEAR-END
                                             ----------------------------    ----------------------------
                                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
NAME                                             (#)             (#)             ($)             ($)
----                                         -----------    -------------    -----------    -------------
Karl R. Wyss...............................        --              --              --              --
James H. Tate..............................    13,438          38,248              --              --
Michael E. Mahoney.........................    10,338          29,421              --              --
Robert D. Maddox...........................     2,756           7,847              --              --
Douglas Muzzey.............................       100             850              --              --
Randall E. Curran..........................    25,843              --              --              --
Stephanie N. Josephson.....................     2,756              --              --              --
Thomas C. Drury............................     2,756              --              --              --

     All options currently outstanding were granted under the Management Incentive Plan. For a discussion of the Management Incentive Plan, see "Employment Arrangements -- Management Incentive Plan."

EMPLOYMENT ARRANGEMENTS

     Employment and Severance Agreements. The Company has entered into employment agreements with Messrs. Tate, Mahoney and Maddox. Neither Mr. Wyss nor Mr. Muzzey has an employment agreement with the Company. Mr. Curran resigned from the Company on May 31, 2000 and entered into the severance agreement described below on June 1, 2000.

     The employment agreements with Messrs. Tate, Mahoney and Maddox have an original termination date of May 22, 2001; however, such agreements automatically renew for an additional year on each May 22 beginning in 1999 so that a new three-year term begins upon each extension (unless the agreements are earlier terminated as provided therein). Messrs. Tate, Mahoney and Maddox serve in their current executive capacities with the Company as a requirement of their respective employment agreements.

     Messrs. Tate, Mahoney and Maddox are entitled to annual base salaries (subject to increase at the Board of Directors' discretion) of $326,500, $283,500 and $178,500, respectively. In addition, Messrs. Tate, Mahoney and Maddox are eligible to participate in an annual bonus plan providing for an annual bonus opportunity of not less than 75%, 70% and 55%, respectively, of such executive's base salary. Each executive is also entitled to such benefits as are customarily provided to the executives of the Company and its subsidiaries. All three executives are required to devote all of their business time and attention to the business of the Company and its subsidiaries.

     Each employment agreement provides that if the executive's employment ceases as a result of disability or death, the executive or the executive's estate, heirs or beneficiaries, as the case may be, will continue to receive the executive's then current salary for 24 months from the date of the executive's disability or death. If the executive's employment is terminated by the Company for Cause (as defined in each employment agreement) or voluntarily by the executive for any reason other than death or disability or upon a constructive termination (which includes, among other things, reduction of compensation, title, position or duties) the executive will not be entitled to receive compensation or any accrued benefits after the date of termination. If the executive's employment is terminated by the Company without Cause or is terminated by the executive upon a constructive termination, the executive will continue to receive his or her then current salary and other benefits provided by the agreement during the unexpired term of the agreement.

     Prior to May 31, 2000, Mr. Curran was entitled to a base salary (subject to increase at the Board of Directors' discretion) of $575,000. In addition, Mr. Curran was eligible to participate in an annual bonus plan providing for an annual bonus opportunity of not less than 100% of his base salary. Mr. Curran was also entitled to those benefits customarily provided to the executives of the Company and its subsidiaries. Mr. Curran was required to devote all of his business time and attention to the business of the Company and its subsidiaries. Mr. Curran's employment agreement contained termination provisions identical to those described above.

     In connection with Mr. Curran's resignation, the Company entered into a severance agreement with Mr. Curran, the principal terms of which implement the severance provisions of his employment agreement. Pursuant to his employment agreement, Mr. Curran was entitled to receive (1) his then current basic compensation, (2) an amount in lieu of bonus equal to the average bonus received by him for the previous 24 months, and (3) the benefits to which he would otherwise be entitled and reimbursement for automobile expenses, all such amounts and benefits to continue until May 22, 2003, which together resulted in an aggregate cash payment (after receiving cash in lieu of benefits), which amount was confirmed in the severance agreement, of approximately $2,800,000. In addition, the Company agreed not to accelerate the due date under the promissory note made by Mr. Curran to the Company in the original principal amount of $1,249,890. In the severance agreement, Mr. Curran provided the Company with certain releases and agreed to certain confidentiality and non-compensation provisions.

     Management Incentive Plan. The Management Incentive Plan provides for the granting of options to acquire up to 500,000 shares of Common Stock to certain officers and employees of the Company. All options are non-qualified stock options granted at 100% of the fair market value on the grant date. In fiscal 2000, options to purchase approximately 20,000 shares of Common Stock were granted under the Management

Incentive Plan to certain officers and employees of the Company at an exercise price of $34.50 per option share. On December 12, 2000, all outstanding options issued to current employees and officers (as of December 12, 2000) under the Management Incentive Plan were repriced to $4.00, the last reported closing price of the Company's common stock prior to December 12, 2000. These options vest pro rata over five years. Pursuant to the terms of the Management Incentive Plan, options granted to certain members of senior management provide for both a "Time Vesting Option" and a "Cliff Vesting Option." Under the Time Vesting Option, the option vests and is exercisable with respect to 20% of the shares subject to the option on the day it was granted. Then, on each of the first five anniversaries from the date the Time Vesting Option was granted, an additional 16% of the shares subject to the option vests and becomes exercisable as long as the option recipient is still employed by the Company or its subsidiaries. The Cliff Vesting Option becomes vested and exercisable with respect to 20% of the shares on the thirtieth day after the availability of the audited financial statements for each of the fiscal years ended December 31, 1998 through December 31, 2002, provided that the option recipient is still employed by the Company or its subsidiaries on such date of determination and further provided that the targeted implied common equity value of the Company was met for such fiscal year. If the targeted implied common equity value of the Company is not attained for any fiscal year ending on or before December 31, 2002, the Cliff Vesting Option will be treated as vested and exercisable if the target is attained for any subsequent year as long as the option recipient is still employed by the Company or its subsidiaries on such date of determination. If, after eight years from receipt of the Cliff Vesting Option, all shares subject to such option have not vested, such shares shall become fully vested and exercisable as long as the option recipient is still employed by the Company or its subsidiaries on such date.

     The following table sets forth the number of shares of Common Stock issuable upon the exercise of options granted to each Named Executive Officer under the Management Incentive Plan.

                    MANAGEMENT INCENTIVE PLAN OPTION GRANTS

NAME                                                TIME VESTING SHARES   CLIFF VESTING SHARES
----                                                -------------------   --------------------
Karl R. Wyss......................................            --                     --
James H. Tate.....................................        25,843                 25,843
Michael E. Mahoney................................        19,880                 19,875
Robert D. Maddox..................................         5,302                  5,301
Douglas Muzzey....................................            --                     --
Randall E. Curran.................................        25,843                     --
Stephanie N. Josephson............................         2,756                     --
Thomas C. Drury...................................         2,756                     --

     As approved by the Compensation Committee, all of Messrs. Tate, Mahoney, Maddox and Muzzey's options outstanding totaling 102,998 stock options at December 12, 2000, were repriced to $4.00, the last reported closing price of the Company's common stock prior to December 12, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or any of its subsidiaries during 2000.

COMPENSATION OF DIRECTORS

     Compensation Arrangements. Other than Messrs. Wyss, Tate, Schloss and Grauer, each Director of the Company is entitled to receive a $25,000 annual fee. Additionally, certain non-employee Directors (as described in the Thermadyne Holdings Corporation 1998 Non-Employee Directors Stock Option Plan (the "Directors Plan")), are eligible to receive options under the Directors Plan. The Directors Plan provides that certain non-employee Directors shall receive options to purchase 3,000 shares of Common Stock upon becoming a Director and options to purchase 500 shares of Common Stock each year thereafter. All options are non-qualified stock options granted at 100% of the fair market value on the grant date. During 2000, the Board of Directors awarded Messrs. Fort and Poling options to each purchase 500 shares of Common Stock at

$4.00 per share pursuant to the Directors Plan. On December 12, 2000, all outstanding options issued to current non-employee Directors (as of December 12, 2000) were repriced to $4.00, the last reported closing price of the Company's common stock prior to December 12, 2000. Directors also are reimbursed for all reasonable travel and other expenses of attending meetings of the Board of Directors or committees of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 2, 2001, certain information regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) by each Director of the Company, (iii) by each Named Executive Officer and (iv) by all current Directors and executive officers of the Company as a group. Other than as set forth below, no Director, or executive officer of the Company is the beneficial owner of any shares of Common Stock. The Company believes that, unless otherwise noted, each person shown in the following table has sole voting and sole investment power with respect to the shares indicated.

                                                              BENEFICIAL OWNERSHIP OF
                                                                   COMMON STOCK
                                                              -----------------------
NAME OF                                                         NUMBER     PERCENT OF
BENEFICIAL OWNER                                              OF SHARES    CLASS (1)
----------------                                              ----------   ----------
Credit Suisse First Boston and related investors(2).........   3,399,089      82.5%
Magten Asset Management Corp. ..............................     267,339       7.4%
  35 East 21st Street
  New York, NY 10010(3)
Karl R. Wyss................................................          --         *
James H. Tate(4)............................................      32,065         *
Peter T. Grauer(5)..........................................          --         *
John F. Fort III(6).........................................      13,000         *
Harold A. Poling(7).........................................      64,100       1.8%
Lawrence M.v.D. Schloss(5)..................................          --         *
Michael E. Mahoney(8).......................................      24,467         *
Robert D. Maddox(9).........................................      12,973         *
Douglas Muzzey(10)..........................................         290         *
Randall E. Curran(11).......................................      75,117       2.1%
Stephanie N. Josephson(12)..................................      14,126         *
Thomas C. Drury(13).........................................      11,556         *
All Directors and executive officers as a group (9
  persons)(5)(14)...........................................     146,895       4.1%

---------------

  *  Represents less than 1%.

 (1) Based on 3,590,326 shares of Common Stock outstanding and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

 (2) Consists of shares held directly by Credit Suisse First Boston ("CSFB") and the following investors related to CSFB: DLJ Offshore Partners II, C.V. ("Offshore"), a Netherlands Antilles limited partnership, DLJ Diversified Partners, L.P. ("Diversified"), a Delaware limited partnership, DLJ MB Funding II, Inc. ("Funding"), a Delaware corporation, DLJ Merchant Banking Partners II-A, L.P. ("DLJMBPIIA"), a Delaware limited partnership, DLJ Diversified Partners-A, L.P. ("Diversified A"), a Delaware limited partnership, DLJ Millennium Partners, L.P. ("Millennium"), a Delaware limited partnership, DLJ Millennium Partners-A, L.P. ("Millennium A"), a Delaware limited partnership, DLJ EAB Partners, L.P. ("EAB"), a Delaware limited partnership, UK Investment Plan 1997 Partners ("UK Partners"), a Delaware partnership, DLJ First ESC L.P. ("DLJ First ESC"), a Delaware limited partnership, and DLJ ESC II, L.P. ("DLJ ESC II"), a Delaware limited partnership. CSFB, Offshore, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, EAB, UK Partners, DLJ First ESC and DLJ ESC II are herein referred to as the "DLJ Funds." The address of each of CSFB, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, EAB, DLJ First ESC and DLJ ESC II is 277 Park Avenue, New York, New York 10172. The address of Offshore is John B. Gorsiraweg, 14 Willemstad, Curacao, Netherlands Antilles. The address of UK

     Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Includes 436,965 shares of Common Stock issuable upon exercise of warrants that are currently exercisable.

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

 (4) Includes 17,573 shares of Common Stock issuable to Mr. Tate upon the exercise of vested stock options or stock options that will vest within 60 days.

 (5) Messrs. Grauer and Schloss are officers of DLJMB II Inc., the general partner of DLJMB. Share data shown for such individuals excludes shares shown as held by the CSFB and affiliated funds and entities (the "CSFB Funds"), as to which such individuals disclaim beneficial ownership.

 (6) Includes 4,000 shares of Common Stock issuable to Mr. Fort upon the exercise of vested stock options or stock options that will vest within 60 days and 1,000 shares held by Mr. Fort's spouse.

 (7) Includes 4,000 shares of Common Stock issued to Mr. Poling upon the exercise of vested stock options or stock options that will vest within 60 days.

 (8) Includes 13,519 shares of Common Stock issuable to Mr. Mahoney upon the exercise of vested stock options or stock options that will vest within 60 days.

 (9) Includes 3,605 shares of Common Stock issuable to Mr. Maddox upon the exercise of vested stock options or stock options that will vest within 60 days.

(10) Consists of 290 shares of Common Stock issuable to Mr. Muzzey upon the exercise of vested stock options.

(11) Includes 25,843 shares of Common Stock issuable to Mr. Curran upon the exercise of vested stock options.

(12) Includes 2,756 shares of Common Stock issuable to Ms. Josephson upon the exercise of vested stock options.

(13) Includes 2,756 shares of Common Stock issuable to Mr. Drury upon the exercise of vested stock options.

(14) Includes 42,987 shares of Common Stock issuable upon the exercise of vested stock options or stock options that will vest within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 22, 1999, the DLJ Funds purchased, for an aggregate purchase price of $25,000,000, pursuant to a Subscription Agreement ("Subscription Agreement") among the Company, Thermadyne LLC and the DLJ Funds dated December 22, 1999, $25,000,000 in principal amount of the Junior Subordinated Notes and warrants to purchase 436,965 shares ("Warrants"). Each Warrant is exercisable at a price of $0.01 per Warrant Share (as defined below), subject to adjustment. The investment of additional capital in the Company and the Subsidiary was used for general corporate purposes.

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

     Pursuant to a letter agreement dated January 16, 1998 (the "Engagement Letter"), DLJMB engaged DLJSC to act as DLJMB's exclusive financial advisor for a period of five years (the "Engagement Period") with respect to the review and analysis of financial and structural alternatives available to the Company. The Company has since assumed DLJMB's obligations under the Engagement Letter.

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

     The Company has agreed to indemnify and hold harmless DLJSC and its affiliates, and the respective directors, officers, agents and employees of DLJSC and its affiliates (each, an "Indemnified Person") from and against any losses, claims, damages, judgments, assessments, costs and other liabilities and will reimburse such Indemnified Persons for all fees and expenses (including the reasonable fees and expenses of counsel) as they are incurred in investigating, preparing, pursuing or defending any claim, action, proceeding or investigation arising out of or in connection with advice or services rendered or to be rendered by an Indemnified Person pursuant to the Engagement Letter, the transactions contemplated by the Engagement Letter or any Indemnified Person's action or inaction in connection with any such advice, services or transactions, other than liabilities or expenses that are determined by a judgment of a court of competent jurisdiction to have resulted solely from such Indemnified Person's gross negligence or willful misconduct.

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

     Messrs. Grauer and Schloss, Directors of the Company, are officers of DLJMB II Inc., which is an affiliate of each of CSFB, DLJMB, DLJSC, DLJ Capital Funding, Inc. and DLJ Bridge Finance, Inc.

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

     In 1998, Messrs. Curran, Tate, Mahoney, Drury and Maddox and Ms. Josephson received secured, non-recourse loans from the Company in the amount of $1,249,890, $367,606, $277,708, $223,222, $237,630 and $288,413, respectively, to purchase shares of the Company. The current principal balances of the loans are $1,321,009, $388,523, $293,510, $235,923, $251,151 and $304,824,
respectively. The loans bear interest at the rate of 5.69% per annum and are due in full on May 22, 2006. Upon the termination of a participant's employment with the Company, other than, as a result of the participant's death, the Company may accelerate any outstanding loan. The Company waived this acceleration with regard to Messrs. Curran's and Drury's and Ms. Josephson's outstanding loans.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

REPORTS ON FORM 8-K

     None.

EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          2.1            -- Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
          2.2            -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
          2.3            -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
          3.1            -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation (included in Exhibit 2.4).
          3.2            -- Bylaws of Thermadyne Holdings Corporation.(3)
          3.3            -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
          3.4            -- Bylaws of Thermadyne Capital Corp.(4)
          3.5            -- Limited Liability Company agreement of Thermadyne Mfg.
                            LLC.(4)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          4.1            -- Indenture, dated as of May 22, 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
          4.2            -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holding Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)
          4.3            -- Form of 12 1/2% Senior Discount Debentures.(3)
          4.4            -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.5            -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.6            -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes due November 1, 2003.(1)
          4.7            -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
          4.8            -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
          4.9            -- Form of 9 7/8% Senior Subordinated Notes.(3)
          4.10           -- A/B exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.11           -- Subscription agreement dated December 22, 1999, among
                            Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                            the buyers named therein.(9)
          4.12           -- Registration Rights Agreement dated December 22, 1999,
                            among Thermadyne Mfg. LLC, Thermadyne Holdings
                            Corporation, and the buyers named therein.(9)
          4.13           -- Form of indenture relating to Junior Subordinated
                            Notes.(9)
          4.14           -- Form of Warrants (included in Exhibit 4.11).(9)
          4.15           -- Form of Junior Subordinated Notes (included in Exhibit
                            4.11).(9)
         10.1            -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)
         10.2            -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)
         10.3            -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)
         10.4            -- Schedule of substantially identical lease agreements.(5)
         10.5            -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
         10.6            -- Schedule of substantially identical lease guaranties(5)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.7            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
         10.8            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)
         10.9            -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
         10.10           -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
         10.11           -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
         10.12           -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)
         10.13           -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
         10.14+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
         10.15+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
         10.16+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
         10.17+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
         10.18+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
         10.19+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
         10.20+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)
         10.21+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)
         10.22+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)
         10.23+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
         10.24+          -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
         10.25+          -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)
         10.26           -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
         10.27           -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.28           -- First Amendment to Credit Agreement, dated as of November
                            10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                            Ltd., GenSet S.P.A. and Thermadyne Welding Products
                            Canada Limited, as Borrowers, Various Financial
                            Institutions, as Lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, Societe Generale, as Documentation
                            Agent, and ABN Amro Bank N.V., as Administrative Agent.
         10.29           -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
         10.30           -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
         10.31           -- Receivables Participation Agreement, dated as of January
                            31, 2000, between Thermadyne Receivables, Inc. as the
                            Transferor, and Bankers Trust Company, as Trustee.*
         10.32           -- Executive, Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Michael E.
                            Mahoney.*
         21.1            -- Subsidiaries of Thermadyne Holdings Corporation.*
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors.*

---------------

 +  Indicates a management contract or compensatory plan or arrangement.

 *  Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement of Form 10 (File No. 0-23378) filed under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on February 7, 1994.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 21, 1998.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

(4) Incorporated by reference to Thermadyne LLC and Thermadyne Capital's Registration Statement on Form S-1, (File No. 333-57457) filed on June 23, 1998.

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                        THERMADYNE HOLDINGS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Thermadyne Holdings Corporation
  Report of Ernst & Young LLP, Independent Auditors.........  F-2
  Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-4
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 2000, 1999 and 1998...  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Thermadyne Mfg. LLC
  Report of Ernst & Young LLP, Independent Auditors.........  F-26
  Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................  F-27
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-28
  Consolidated Statement of Shareholder's Equity (Deficit)
     for the years ended December 31, 2000, 1999 and 1998...  F-29
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-30
  Notes to Consolidated Financial Statements................  F-31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 8 to the financial statements, the Company was in compliance with the provisions of its debt covenants at December 31, 2000; however, the Company has concluded that it may not be able to remain in compliance during 2001. As a result, absent obtaining waivers or amendments to its debt agreements, substantially all of the Company's debt would be callable by its lenders. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. The 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 14, 2001

                        THERMADYNE HOLDINGS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $  10,362      $  13,321
  Accounts receivable, less allowance for doubtful accounts
     of $3,509 and $3,275, respectively.....................      67,011         94,731
  Inventories...............................................     112,451        100,831
  Prepaid expenses and other................................       4,597          5,954
                                                               ---------      ---------
          Total current assets..............................     194,421        214,837
Property, plant and equipment, at cost, net.................      84,725         93,811
Deferred financing costs, net...............................      18,238         20,459
Intangibles, at cost, net...................................      14,206         40,170
Deferred income taxes.......................................         792         29,105
Other assets................................................       5,563          2,014
                                                               ---------      ---------
          Total assets......................................   $ 317,945      $ 400,396
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................   $  43,268      $  41,773
  Accrued and other liabilities.............................      35,290         27,052
  Accrued interest..........................................       2,646          3,080
  Income taxes payable......................................      10,119          9,575
  Current maturities of long-term obligations...............      19,737         12,080
                                                               ---------      ---------
          Total current liabilities.........................     111,060         93,560
Long-term obligations, less current maturities..............     734,184        717,322
Other long-term liabilities.................................      61,244         62,172
Redeemable preferred stock (paid in kind), $0.01 par value,
  15,000,000 shares authorized and 2,000,000 shares
  outstanding...............................................      69,814         61,430
Shareholders' deficit:
  Common stock, $0.01 par value, 30,000,000 shares
     authorized, and 3,590,326 shares issued and
     outstanding............................................          36             36
  Additional paid-in capital................................    (119,828)      (111,444)
  Accumulated deficit.......................................    (501,467)      (394,819)
  Management loans..........................................      (1,503)        (3,966)
  Accumulated other comprehensive loss......................     (35,595)       (23,895)
                                                               ---------      ---------
          Total shareholders' deficit.......................    (658,357)      (534,088)
                                                               ---------      ---------
          Total liabilities and shareholders' deficit.......   $ 317,945      $ 400,396
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                         2000            1999             1998
                                                     ------------    -------------    -------------
Net sales..........................................   $ 510,146        $521,115         $532,777
Operating expenses:
  Cost of goods sold...............................     327,480         342,250          340,236
  Selling, general and administrative expenses.....     102,578          99,151          102,554
  Amortization of goodwill.........................      19,176           1,575            1,524
  Amortization of intangibles......................       7,707           3,047            2,360
  Net periodic postretirement benefits.............       1,121           3,200            2,550
  Special charges..................................      42,456          21,886           50,523
                                                      ---------        --------         --------
  Operating income.................................       9,628          50,006           33,030
Other income (expense):
  Interest expense.................................     (81,358)        (72,439)         (62,151)
  Amortization of deferred financing costs.........      (3,314)         (3,590)          (2,700)
  Other, net.......................................         251             531           (2,939)
                                                      ---------        --------         --------
Loss before income tax provision and extraordinary
  item.............................................     (74,793)        (25,492)         (34,760)
Income tax provision...............................      31,855           8,807           11,415
                                                      ---------        --------         --------
Loss before extraordinary item.....................    (106,648)        (34,299)         (46,175)
Extraordinary item -- loss on early extinguishment
  of debt, net of income tax benefit of $8,151.....          --              --          (15,137)
                                                      ---------        --------         --------
Net loss...........................................    (106,648)        (34,299)         (61,312)
Preferred stock dividends (paid in kind)...........       8,384           7,377            4,053
                                                      ---------        --------         --------
Net loss applicable to common shares...............   $(115,032)       $(41,676)        $(65,365)
                                                      =========        ========         ========
Basic loss per share amounts applicable to common
  shares:
  Loss before extraordinary item...................   $  (32.04)       $ (11.68)        $  (7.95)
  Net loss.........................................   $  (32.04)       $ (11.68)        $ (10.35)
Diluted loss per share amounts applicable to common
  shares:
  Loss before extraordinary item...................   $  (32.04)       $ (11.68)        $  (7.95)
  Net loss.........................................   $  (32.04)       $ (11.68)        $ (10.35)

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                            ADDITIONAL                                  OTHER
                                   COMMON    PAID-IN     ACCUMULATED   MANAGEMENT   COMPREHENSIVE
                                   STOCK     CAPITAL       DEFICIT       LOANS          LOSS          TOTAL
                                   ------   ----------   -----------   ----------   -------------   ---------
January 1, 1998..................   $112    $ 149,023     $(299,208)    $    --       $(12,774)     $(162,847)
Comprehensive loss:
  Net loss.......................     --           --       (61,312)         --             --        (61,312)
  Other comprehensive loss --
     foreign currency
     translation.................     --           --            --          --         (4,150)        (4,150)
                                                                                                    ---------
Comprehensive loss...............                                                                     (65,462)
                                                                                                    ---------
Exercise of stock options........     --          624            --          --             --            624
Merger...........................    (80)    (262,145)           --      (3,632)         1,390       (264,467)
Interest on management loans.....     --           --            --        (121)            --           (121)
Accretion of preferred stock.....     --       (4,053)           --          --             --         (4,053)
                                    ----    ---------     ---------     -------       --------      ---------
December 31, 1998................     32     (116,551)     (360,520)     (3,753)       (15,534)      (496,326)
Comprehensive loss:
  Net loss.......................     --           --       (34,299)         --             --        (34,299)
  Other comprehensive loss --
     foreign currency
     translation.................     --           --            --          --         (8,361)        (8,361)
                                                                                                    ---------
Comprehensive loss...............                                                                     (42,660)
                                                                                                    ---------
Exercise of warrants.............      4           (4)           --          --             --
Issuance of warrants.............     --        9,175            --          --             --          9,175
Interest on management loans.....     --           --            --        (213)            --           (213)
Accretion of preferred stock.....     --       (7,377)           --          --             --         (7,377)
Recognition of net operating loss
  carryforwards..................     --        3,313            --          --             --          3,313
                                    ----    ---------     ---------     -------       --------      ---------
December 31, 1999................     36     (111,444)     (394,819)     (3,966)       (23,895)      (534,088)
Comprehensive loss:
  Net loss.......................     --           --      (106,648)         --             --       (106,648)
  Other comprehensive loss --
     foreign currency
     translation.................     --           --            --          --        (11,700)       (11,700)
                                                                                                    ---------
Comprehensive loss...............                                                                    (118,348)
                                                                                                    ---------
Interest on management loans.....     --           --            --        (226)            --           (226)
Accretion of preferred stock.....     --       (8,384)           --          --             --         (8,384)
Reclassification of management
  loans..........................     --           --            --       2,689             --          2,689
                                    ----    ---------     ---------     -------       --------      ---------
December 31, 2000................   $ 36    $(119,828)    $(501,467)    $(1,503)      $(35,595)     $(658,357)
                                    ====    =========     =========     =======       ========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                           DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                           -----------------   -----------------   -----------------
Cash flows provided by (used in) operating activities:
Net loss.................................................      $(106,648)          $(34,299)           $ (61,312)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Net periodic postretirement benefits................          1,121              3,200                2,550
     Depreciation........................................         15,335             18,860               15,089
     Amortization of goodwill............................         19,176              1,575                1,524
     Amortization of other intangibles...................          7,707              3,047                2,360
     Non-cash interest expense...........................         18,972             13,134                7,270
     Amortization of deferred financing costs............          3,314              3,590                2,700
     Recognition of net operating loss carryforwards.....             --              3,313                   --
     Deferred income taxes...............................         28,310              3,468                3,185
     Loss on asset disposal..............................          9,990              2,740                   --
     Issuance of common stock warrants...................             --              9,175               12,190
     Non-cash portion of extraordinary item..............             --                 --               (2,272)
  Changes in operating assets and liabilities:
     Accounts receivable.................................          6,996             19,239               (8,251)
     Inventories.........................................        (16,273)            25,425              (19,487)
     Prepaid expenses and other..........................          1,082              1,638                  728
     Accounts payable....................................            992             (3,751)             (11,610)
     Accrued and other liabilities.......................          8,361            (10,453)               2,809
     Accrued interest....................................           (445)               (71)              (2,429)
     Income taxes payable................................            424             (1,818)               7,920
     Other long-term liabilities.........................         (3,291)            (4,126)              (3,272)
                                                               ---------           --------            ---------
          Total adjustments..............................        101,771             88,185               11,004
                                                               ---------           --------            ---------
          Net cash provided by (used in) operating
            activities...................................         (4,877)            53,886              (50,308)
                                                               ---------           --------            ---------
Cash flows used in investing activities:
  Capital expenditures, net..............................        (18,691)           (10,168)             (17,506)
  Proceeds from sale of assets...........................          6,961                 --                   --
  Change in other assets.................................         (1,051)            (1,046)              (3,046)
  Acquisitions, net of cash..............................         (3,767)            (5,886)             (18,953)
                                                               ---------           --------            ---------
          Net cash used in investing activities..........        (16,548)           (17,100)             (39,505)
                                                               ---------           --------            ---------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables........................            384               (353)                 638
  Repayment of long-term obligations.....................        (26,477)           (23,166)            (408,970)
  Borrowing of long-term obligations.....................         34,216             26,535              753,865
  Issuance of common stock...............................             --                  4               90,624
  Issuance of preferred stock............................             --                 --               50,000
  Repurchase of common stock.............................             --                 --             (368,815)
  Change in accounts receivable securitization...........         20,999            (23,843)              (4,462)
  Financing fees.........................................         (1,125)              (901)             (23,824)
  Other..................................................         (9,531)            (3,060)                 595
                                                               ---------           --------            ---------
          Net cash provided by (used in) financing
            activities...................................         18,466            (24,784)              89,651
                                                               ---------           --------            ---------
Net increase (decrease) in cash and cash equivalents.....         (2,959)            12,002                 (162)
Cash and cash equivalents at beginning of year...........         13,321              1,319                1,481
                                                               ---------           --------            ---------
Cash and cash equivalents at end of year.................      $  10,362           $ 13,321            $   1,319
                                                               =========           ========            =========

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

2. RECENT EVENTS

  Special Charges

     Special charges, as defined in the New Credit Facility, of $42.5 million were incurred during the year ended December 31, 2000, and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000. In 1999, special charges of $21.9 million were recorded related to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes. In 1998, special charges of $50.5 million were recorded related to the merger of the Company and headcount reductions. As of December 31, 2000, the Company has made payments of approximately $1.5 million against severance and other accruals totaling $9.2 million which were established in connection with special charges.

  Merger With Mercury Acquisition Corporation

     On May 22, 1998, Holdings consummated the merger of Mercury, a corporation organized by DLJ Merchant Banking Partners II, L.P., ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger").

     The funding required to pay cash for common stock not receiving the right to retain Holdings common stock; to pay cash in lieu of each previously outstanding employee stock option; to pay cash in lieu of the right to purchase common stock under the Company's employee stock purchase plan; to refinance and/or retire outstanding indebtedness of the Company; and to pay expenses incurred in connection with the Merger was approximately $808 million. These cash requirements were funded with the proceeds obtained from concurrent equity and debt refinancing. Thermadyne LLC and Thermadyne Capital issued $207 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and Thermadyne LLC entered into a syndicated senior secured loan facility providing for term loan borrowings in the aggregate principal amount of $330 million and revolving loan borrowings of $100 million (the "New Credit Facility"). In connection with the Merger, Thermadyne LLC borrowed all term loans available under the New Credit Facility plus $25 million of revolving loans, which were subsequently repaid. The revolving loans are available to fund the working capital requirements of Thermadyne LLC. The proceeds of such financings were distributed to Holdings in the form of a dividend.

     Mercury issued approximately $94.6 million aggregate proceeds of 12 1/2% Senior Discount Debentures due 2008 (the "Debentures"). In connection with the Merger, Holdings succeeded to the obligations of Mercury with respect to the Debentures. The DLJMB Funds also purchased 2,608,696 shares of common

                        THERMADYNE HOLDINGS CORPORATION
stock of Mercury ("Mercury Common Stock"), 2,000,000 shares of preferred stock of Mercury ("Mercury Preferred Stock") and warrants to purchase 353,428 shares of Mercury Common Stock at an exercise price of $0.01 per share (the "DLJMB warrants") for approximately $140 million. As a result of the Merger, the proceeds of such purchases became an asset of Holdings, each share of Mercury Common Stock became a share of Holdings Common Stock, each share of Mercury Preferred Stock became a share of exchangeable preferred stock of Holdings ("Holdings Preferred Stock") and each DLJMB warrant to acquire Mercury Common Stock became exercisable for an equal number of shares of Holding Common Stock. In addition, in connection with the Merger, certain members of senior management purchased 143,192 shares of Holdings Common Stock for approximately $4.9 million (the "Management Share Purchase"), of which approximately $3.6 million was provided through non-recourse loans from Holdings (the "Management Loans"). The Management Loans have a term of eight years and bear interest at the rate of 5.69% compounded annually.

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

  Acquisitions

     In 2000, the Company made the following two acquisitions. On April 13, the Company, through a 90% owned subsidiary, acquired all the assets of Unique Welding Alloys ("Unique"), a business that sells industrial gases, welding equipment and accessories to the retail end-user trade, and on November 9, the Company, through a 90% owned subsidiary, acquired all the assets of Maxweld & Braze (Pty) Ltd., a wholesale business that sells welding equipment and accessories to distributors and the retail end-user trade. Both of these businesses are located in Boksburg, South Africa. The aggregate consideration paid for these two acquisitions was approximately $4.4 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1999, the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A., a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Srl, a manufacturer of torches and plasma and laser consumables, located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1998, the Company made the following four acquisitions. On September 1, the Company acquired all the issued and outstanding capital stock of Thermadyne Victor Ltda. (formerly known as Equi Solda SA), a leading manufacturer of gas cutting apparatus in Brazil. On July 24, the Company acquired substantially all the assets of Mid-America Cryogenics Company, which specializes in the design, installation and service of cryogenic equipment and is located in Indianapolis, Indiana. On May 21, the Company acquired substantially all the assets of OCIM Srl, a manufacturer of a variety of arc welding accessories including MIG and TIG torches and consumables, located in Milan, Italy. On February 1, the Company acquired substantially all the

                        THERMADYNE HOLDINGS CORPORATION
assets of Pro-tip, a division of Settles Ground Support, Inc., a producer of low-cost oxygen fuel cutting tips located in Cuthbert, Georgia. The aggregate consideration paid for these four acquisitions was approximately $19 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve months ended December 31, 2000, 1999, and 1998 have not been presented, since they would not have differed materially from actual results.

3. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Thermadyne and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Preparation of financial statements in conformity with generally accepted accounting principles requires certain estimates and assumptions be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $47,698 and $42,179 at December 31, 2000 and 1999, respectively.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 years; and machinery and equipment -- two to ten years. Property, plant and equipment recorded under capital leases are depreciated using the lower of either the lease term or the underlying asset's useful life.

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of patented technology and goodwill. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions is amortized over 40 years. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Revenue Recognition. Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Cost and related expenses to manufacture cutting and welding products are recorded as cost of sales when the related revenue is recognized.

                        THERMADYNE HOLDINGS CORPORATION

     Comprehensive Loss. During 2000, 1999, and 1998, total comprehensive loss amounted to $118,348, $42,660, and $65,462, respectively.

     Earnings Per Share. The effects of options, warrants and convertible securities have not been considered in the determination of earnings per share for the years ended December 31, 2000, 1999 and 1998 because the result would be anti-dilutive.

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Basic loss per share amounts applicable to common shares:
  Loss before extraordinary item.........................  $   (32.04)  $   (11.68)  $    (7.95)
  Extraordinary item -- loss on early extinguishment of
     long-term debt......................................          --           --        (2.40)
                                                           ----------   ----------   ----------
Net Loss.................................................  $   (32.04)  $   (11.68)  $   (10.35)
                                                           ==========   ==========   ==========
Diluted Loss per share amounts applicable to common
  shares:
  Loss before extraordinary item.........................  $   (32.04)  $   (11.68)  $    (7.95)
  Extraordinary item -- loss on early extinguishment of
     long-term debt......................................          --           --        (2.40)
                                                           ----------   ----------   ----------
          Net Loss.......................................  $   (32.04)  $   (11.68)  $   (10.35)
                                                           ==========   ==========   ==========
Weighted average shares -- basic and diluted earnings per
  share..................................................   3,590,326    3,567,087    6,317,568

     Stock-Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for these stock option grants in accordance with Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants. In December 2000, the Company repriced certain stock options previously granted. This repricing did not require the recording of compensation expense as the Company's stock price was less than the repriced amount at December 31, 2000.

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     The following table shows the interest and taxes paid (refunded) during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                                           2000      1999      1998
                                                          -------   -------   -------
Interest................................................  $62,830   $59,376   $57,407
Taxes...................................................    3,129     2,663      (989)

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholders' deficit designated "Foreign currency translation." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are described in Note 14.

     Interest Rate Swap. The Company uses an interest rate swap to manage its cost of borrowing on a portion of its floating rate debt, as required by its credit facility.

     Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities,"

                        THERMADYNE HOLDINGS CORPORATION
which is required to be adopted in years beginning after June 15, 2000. The Company adopted the Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement did not have a significant effect on the results of the Company's operations or financial position.

4. ACCOUNTS RECEIVABLE

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retains servicing responsibilities for accounts receivable collections, but receives no servicing fee. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $20,999 at December 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum. The Company records no gains or losses from the securitization arrangement.

     Previously, the Company was party to a similar accounts receivable securitization agreement which expired on November 15, 1999, whereby it sold participation interests in up to $50,000 of designated accounts receivable. The terms, eligibility criteria and accounting treatment were substantially the same as the current agreement. Interest expense accrued at the rate of one-month LIBOR plus 50 basis points, per annum.

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                                2000       1999
                                                              --------   --------
Raw materials...............................................  $ 20,829   $ 26,707
Work-in-process.............................................    26,853     23,718
Finished goods..............................................    65,582     51,278
                                                              --------   --------
                                                               113,264    101,703
LIFO reserve................................................      (813)      (872)
                                                              --------   --------
                                                              $112,451   $100,831
                                                              ========   ========

                        THERMADYNE HOLDINGS CORPORATION

6. PROPERTY, PLANT, AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                                2000       1999
                                                              --------   --------
Land........................................................  $ 10,016   $ 15,148
Building....................................................    35,834     35,080
Machinery and equipment.....................................    99,197    102,428
                                                              --------   --------
                                                               145,047    152,656
Accumulated depreciation....................................   (60,322)   (58,845)
                                                              --------   --------
                                                              $ 84,725   $ 93,811
                                                              ========   ========

     Assets recorded under capitalized leases were $19,641 ($13,165 net of accumulated depreciation) and $19,245 ($13,835 net of accumulated depreciation) at December 31, 2000 and 1999, respectively.

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                               2000       1999
                                                              -------   --------
Goodwill....................................................  $ 6,761   $ 36,673
Other.......................................................   11,872     14,399
                                                              -------   --------
                                                               18,633     51,072
Accumulated amortization....................................   (4,427)   (10,902)
                                                              -------   --------
                                                              $14,206   $ 40,170
                                                              =======   ========

     During the third quarter of 2000, the Company recorded impairment losses of $18.5 million and $4.9 million related to goodwill and other intangible assets, respectively, associated with its Australian business. These impairment losses were recorded through increased amortization expense. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. Prolonged weak economic conditions in Australia led to the Company's reassessment and ultimate write-down of these assets.

                        THERMADYNE HOLDINGS CORPORATION

8. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, is as follows:

                                                                2000       1999
                                                              --------   --------
Revolving Credit Facility...................................  $ 23,500   $     --
Term A Facility -- United States............................    61,453     68,250
Term A Facility -- Australia................................    15,596     19,943
Term A Facility -- Italy....................................     7,286      8,771
Term B Facility.............................................   109,427    113,275
Term C Facility.............................................   109,427    113,275
Senior subordinated notes, due June 1, 2008, 9 7/8% interest
  payable semiannually on June 1 and December 1.............   207,000    207,000
Debentures, due June 1, 2008, 12 1/2% interest payable
  semiannually on June 1 and December 1.....................   129,839    115,015
Subordinated notes, due November 1, 2003, 10.75% interest
  payable semiannually on May 1 and November 1..............    37,060     37,060
Junior subordinated notes due December 15, 2009, 15%
  interest payable quarterly on March 15, June 15, September
  15 and December 15........................................    29,148     25,000
Capital leases..............................................    19,943     18,333
Other.......................................................     4,242      3,480
                                                              --------   --------
                                                               753,921    729,402
Current maturities..........................................   (19,737)   (12,080)
                                                              --------   --------
                                                              $734,184   $717,322
                                                              ========   ========

     At December 31, 2000, the schedule of principal payments on long-term debt, excluding capital lease obligations, is as follows:

2001.....................................................   $ 18,899
2002.....................................................     24,017
2003.....................................................     70,040
2004.....................................................     96,929
2005.....................................................    105,568
Thereafter...............................................    418,525

  New Credit Facility

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agree, at the time of Thermadyne LLC's request, to provide it. At December 31, 2000, the Company had $10,599 of standby letters of credit outstanding under the Revolving Credit Facility. Unused borrowing capacity under the Revolving Credit Facility was $65,901.

                        THERMADYNE HOLDINGS CORPORATION

     On November 10, 1999, the Company amended the New Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the New Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's common stock. At December 31, 2000, the prime rate was 9.0%.

     Prior to the amendment of the New Credit Facility applicable margins were
(i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B. loans and (z) 2.75% for Term C loans.

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

     The New Credit Facility contains financial covenants requiring Thermadyne LLC to maintain a minimum level of Adjusted EBITDA; a minimum Interest Coverage Ratio; a minimum Fixed Charge Coverage Ratio; and a maximum Leverage Ratio (each as defined in the New Credit Facility).

     The Company has experienced declining revenues and Adjusted EBITDA (defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges) during the three-year period ended December 31, 2000. Current business conditions indicate these trends may continue. The Company was in compliance with the various covenants of the New Credit Facility at December 31, 2000; however, if its operating results continue to deteriorate, the Company may not be able to remain in compliance with all of the financial covenants contained therein. If a covenant violation occurred, absent obtaining a waiver or amendment to the New Credit Facility, substantially all of the Company's long-term debt would be callable by its lenders.

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

  Debentures

     Holdings has outstanding at December 31, 2000, $129.8 million of Debentures. The Debentures initially are limited in aggregate principal amount at maturity to $174 million. The Debentures were issued at $94.6 million, a substantial discount from their principal amount at maturity. Until June 1, 2003, no interest will accrue on the Debentures, but the accreted value will increase (representing amortization of original issue discount) between the date of original issuance and June 1, 2003, on a semiannual bond equivalent basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Debentures on June 1, 2003. Beginning on June 1, 2003, interest on the

                        THERMADYNE HOLDINGS CORPORATION

Debentures will accrue at the rate of 12 1/2% per annum and will be payable in cash semiannually in arrears on June 1 and December 1, commencing on December 1, 2003, to holders of record on the immediately preceding May 15 and November 15. Interest on the Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from June 1, 2003. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Subject to certain covenants, additional notes may be issued under the Indenture having the same terms in all respects as the Debentures.

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

  Junior Subordinated Notes

     Thermadyne LLC has outstanding at December 31, 2000, $29.1 million of Junior Subordinated Notes (the "Junior Notes") with detachable warrants for the purchase of the Company's common stock. The Junior Notes are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to all existing and future senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option, may pay interest in additional Junior Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Notes is prohibited under the terms of the New Credit Facility, interest shall be paid by the issuance of additional Junior Notes.

9. REDEEMABLE PREFERRED STOCK

     Holdings has outstanding 2,000,000 shares of Holding Preferred Stock, par value $0.01 per share, with an initial liquidation preference of $25.00 per share. Holdings Preferred Stock accrues dividends at a rate equal to 13% per annum, computed on the basis of a 360-day year. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Prior to the fifth anniversary of the issuance of the Holdings Preferred Stock, dividends are payable through increases in the liquidation preference of the Holdings Preferred Stock or, at the election of the holders, dividends may be payable by the issuance of additional shares. Following the fifth anniversary of the issuance, dividends shall be payable in cash. The Holdings Preferred Stock is mandatorily redeemable on May 15, 2010 at a redemption price of 100% of the liquidation preference plus accrued and unpaid dividends. In the event of a change in control, the Holdings Preferred Stock is mandatorily redeemable at a redemption price of 101% of the liquidation preference plus accrued and unpaid dividends. The Holdings Preferred Stock may be redeemed by Holdings prior to May 15, 2001, in whole, at a redemption price per share equal to 113% of the liquidation preference per share plus accrued and unpaid dividends with the proceeds of a public equity offering. In addition, the Holdings Preferred Stock may be redeemed at any time on or after May 15, 2003, in whole, at certain established redemption prices. Holders of a majority of the outstanding shares of Holdings Preferred Stock will have the right to elect two members to the board of directors of Holdings upon the failure of Holdings to pay cash dividends for more than four consecutive quarters or six quarters, satisfy mandatory redemption obligations, provide required notices or comply with certain other specified provisions relating to the Holdings Preferred Stock. This right terminates and the term of the additional directors ceases upon cure. In addition, Holdings cannot amend, alter or repeal any provision that would adversely affect the preferences, rights or powers of the Holdings Preferred Stock or create, authorize or issue any class of stock ranking prior to or on a parity with the Holdings Preferred Stock without the written consent of a majority of the holders.

                        THERMADYNE HOLDINGS CORPORATION

10. STOCK OPTIONS

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2000, the Company repriced certain stock options previously granted. This repricing did not require the recording of compensation expense as the Company's stock price was less than the repriced amount at December 31, 2000.

     Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 4.3%, 5.3%, and 5.6%, a dividend yield of 0.0% for each year presented; volatility factors of the expected market price of the Company's common stock of 0.63, 0.65, and 0.35, and a weighted-average expected life of the options of six years for each year presented.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Pro forma net loss applicable to common shares....   $(115,613)      $(42,476)      $(66,166)
Pro forma net loss per share:
  Basic...........................................      (32.20)        (11.91)        (10.47)
  Diluted.........................................      (32.20)        (11.91)        (10.47)

     The Company has two option plans for the grant of options to its employees and directors. The 1998 Management Incentive Plan (the "1998 Management Plan") provides for the grant of options to acquire up to 500,000 shares of common stock to key officers and employees of the Company or its affiliates. Grants under the 1998 Management Plan vest either a) immediately on the date of grant,
b) ratably over five years from the date of grant, c) upon the attainment of yearly targeted implied common equity values of the Company or, d) if yearly targeted implied common equity values are not attained, after an eight year period. The Non-Employee Directors Stock Option Plan (the "1998 Directors Plan") provides for the grant of options to acquire up to 20,000 shares of common stock to non-employee directors of the Company. Grants under the 1998 Directors Plan vest immediately on the date of grant. All options granted under the two plans described above are non-qualified stock options granted at 100% of the fair market value on the grant dates. In connection with the Merger, the 1993 Management Option Plan (the "1993 Management Plan"), the Non-Employee Directors Plan (the "1995 Directors Plan") and the 1996 Employee Stock Option Plan (the "1996

                        THERMADYNE HOLDINGS CORPORATION

Employee Plan") were terminated. At that time, the option holders received a cash payment with respect to each option and the underlying options were canceled.

     Information regarding stock options is summarized as follows:

                                             2000                          1999                            1998
                                  ---------------------------   ---------------------------   ------------------------------
                                             WEIGHTED-AVERAGE              WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                  OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                  --------   ----------------   --------   ----------------   -----------   ----------------
Outstanding -- beginning of
  year..........................   343,356        $34.50         326,566        $34.50          1,061,217        $16.91
Granted.........................    21,100         34.50          20,700         34.50            328,866         34.50
Exercised.......................        --            --              --            --            (27,549)        12.17
Canceled or forfeited...........  (121,072)        34.50          (3,910)        34.50         (1,035,968)        17.08
                                  --------                      --------                      -----------
Outstanding-end of year.........   243,384          9.00         343,356         34.50            326,566         34.50
                                  ========                      ========                      ===========
Exercisable at end of year:
  1998 Management Plan..........    88,024                        57,354                           30,213
  1998 Directors Plan...........     8,000                         7,000                            6,000
Reserved for future grants:
  1998 Management Plan..........   264,616                       163,644                          179,434
  1998 Directors Plan...........    12,000                        13,000                           14,000
Weighted-average fair value of
  options granted during the
  year..........................  $  14.00                      $  11.83                      $     15.16
Weighted-average remaining
  contractual life of options
  (years).......................       7.7                          8.50                             9.40

     In December 2000, 194,057 stock options from the 1998 Management Plan and 8,000 stock options from the 1998 Directors Plan were repriced to the fair value at that time of $4. This repricing did not require the recording of compensation expense as the Company's stock price was less than the repriced amount at December 31, 2000. Following is a summary of stock options outstanding as of December 31, 2000:

                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                              OPTIONS     REMAINING LIFE
                                                             ---------   ----------------
Options Outstanding:
  Exercise Price of $4.....................................   202,057           7.7
  Exercise Price of $34.50.................................    41,327           7.5
                                                             --------
                                                              243,384
                                                             ========
Options Exercisable:
  Exercise Price of $4.....................................    54,777           7.7
  Exercise Price of $34.50.................................    41,247           7.5
                                                             --------
                                                               96,024
                                                             ========

                        THERMADYNE HOLDINGS CORPORATION

11. LEASES

     Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2001........................................................  $  3,073    $ 4,088
2002........................................................     3,019      3,512
2003........................................................     3,143      2,703
2004........................................................     3,312      2,274
2005........................................................     3,057      1,915
Thereafter..................................................    22,860      8,451
                                                              --------
          Total minimum lease payments......................    38,464
Amount representing interest................................   (18,521)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $254...............................  $ 19,943
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $6,602, $7,347, and $9,533 for the years ended December 31, 2000, 1999, and
1998, respectively.

12. INCOME TAXES

     Pre-tax loss was taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                      -----------------   -----------------   -----------------
Domestic............................      $(50,227)           $ (7,228)           $(27,450)
Foreign.............................       (24,566)            (18,264)             (7,310)
                                          --------            --------            --------
  Loss before income taxes..........      $(74,793)           $(25,492)           $(34,760)
                                          ========            ========            ========

     The provision (benefit) for income taxes is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                      -----------------   -----------------   -----------------
Current:
  Federal...........................       $    --             $  240              $  (768)
  Foreign...........................         3,393              2,206                1,458
  State and local...................           150                400                  350
                                           -------             ------              -------
          Total current.............         3,543              2,846                1,040
                                           -------             ------              -------
Deferred............................        28,312              5,961               10,375
                                           -------             ------              -------
                                           $31,855             $8,807              $11,415
                                           =======             ======              =======

                        THERMADYNE HOLDINGS CORPORATION

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  9,303   $  9,126
  Accrued liabilities.......................................     6,758      4,685
  Intangibles...............................................     8,329      8,535
  Deferred interest.........................................    12,674      6,770
  Other.....................................................     5,392      4,640
  Fixed assets..............................................     9,967      7,090
  Net operating loss carryforwards..........................    43,589     37,711
                                                              --------   --------
          Total deferred tax assets.........................    96,012     78,557
  Valuation allowance for deferred tax assets...............   (90,382)   (45,653)
                                                              --------   --------
          Net deferred tax assets...........................     5,630     32,904
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     4,838      3,799
                                                              --------   --------
          Total deferred tax liabilities....................     4,838      3,799
                                                              --------   --------
          Net deferred tax assets...........................  $    792   $ 29,105
                                                              ========   ========

     The income tax provision for the year ended December 31, 2000 includes a charge of $43.0 million to increase the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                      -----------------   -----------------   -----------------
Tax at U.S. statutory rates.........      $(26,178)            $(8,922)           $(12,166)
Nondeductible goodwill amortization
  and other nondeductible
  expenses..........................         8,474               1,032               2,660
Change in valuation allowance.......        42,987               5,000              12,000
Foreign tax rate differences and
  nonrecognition of foreign tax loss
  benefits..........................         6,422               8,225               1,032
Issuance of warrants................            --               3,212                  --
Nondeductible merger costs..........            --                  --               7,662
State income taxes, net of federal
  tax benefits......................           150                 260                 227
                                          --------             -------            --------
                                          $ 31,855             $ 8,807            $ 11,415
                                          ========             =======            ========

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $106,000 available for U.S. federal income tax purposes which expire between 2001 and 2020. Utilization of the majority of these net operating loss carryforwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7,

                        THERMADYNE HOLDINGS CORPORATION

"Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $2,115, $2,223, and $2,115 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Pension Plans. The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. Prepaid benefit cost at December 31, 2000 was $163, and accrued benefit liability at December 31, 1999 was $192. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 2000 and 1999 was $5,630 and $6,172, respectively. There were no accrued benefit liabilities at December 31, 2000 or 1999.

     Other Postretirement Benefits. The Company has a retirement plan covering both salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined by the Company based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

                        THERMADYNE HOLDINGS CORPORATION

     The following table provides a reconciliation of benefit obligations, plan assets and status of the Pension and Other Postretirement Benefit Plans as recognized in the Company's Consolidated Balance Sheets for the years ended December 31, 2000 and 1999:

                                                                          OTHER
                                                                     POSTRETIREMENT
                                               PENSION BENEFITS         BENEFITS
                                              ------------------   -------------------
                                                2000      1999       2000       1999
                                              --------   -------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...  $ 40,482   $41,702   $ 13,005   $ 12,774
  Service cost..............................     1,070       989        791        761
  Participant contributions.................       452       732         --         --
  Interest cost.............................     2,142     2,514      1,022        842
  Actuarial (gain) loss.....................     2,004      (209)       523        872
  Foreign currency exchange rate changes....    (3,844)    1,643         --         --
  Plan amendments...........................        --        --     (1,216)
  Benefits paid.............................   (10,012)   (6,889)      (694)    (2,244)
                                              --------   -------   --------   --------
  Benefit obligation at end of year.........  $ 32,294   $40,482   $ 13,431   $ 13,005
                                              ========   =======   ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................  $ 49,719   $45,266
  Actual return on plan assets..............     2,662     8,040
  Sponsor contributions.....................       533       798
  Participant contributions.................       452       732
  Benefits paid.............................   (10,012)   (6,889)
  Foreign currency exchange rate changes....    (4,822)    1,890
  Administrative expenses...................      (126)     (118)
                                              --------   -------
  Fair value of plan assets at end of
     year...................................  $ 38,406   $49,719
                                              ========   =======
Funded status of the plan (underfunded).....  $  6,112   $ 9,237   $(13,431)  $(13,005)
  Unrecognized net actuarial gain...........      (372)   (3,333)    (9,692)   (10,807)
  Unrecognized prior service cost...........        53        76     (2,388)    (1,272)
                                              --------   -------   --------   --------
  Prepaid (accrued) benefit cost............  $  5,793   $ 5,980   $(25,511)  $(25,084)
                                              ========   =======   ========   ========
Weighted-average assumptions as of December
  31:
  Discount rate.............................       7.5%        8%       7.5%         8%
  Expected return on plan assets............         8%        8%       N/A        N/A
  Rate of compensation increase.............         3%        3%       N/A        N/A

     Net periodic pension and other postretirement benefit costs include the following components:

                                              PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                         ---------------------------   ------------------------------
                                          2000      1999      1998       2000       1999       1998
                                         -------   -------   -------   --------   --------   --------
Components of the net periodic benefit
  cost:
  Service cost.........................  $ 1,070   $   989   $ 1,057    $  791     $  761     $1,218
  Interest cost........................    2,142     2,514     2,424     1,022        842      1,330
  Expected return on plan assets.......   (3,294)   (3,733)   (3,366)       --         --         --
  Recognized (gain) loss...............     (153)       --        --      (591)     1,698          2
  Prior service cost recognized........       23        23        25      (101)      (101)        --
                                         -------   -------   -------    ------     ------     ------
Benefit cost (credit)..................  $  (212)  $  (207)  $   140    $1,121     $3,200     $2,550
                                         =======   =======   =======    ======     ======     ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% in 2000, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used

                        THERMADYNE HOLDINGS CORPORATION
in measuring the accumulated postretirement benefit obligation was 9.5% in 1999 and 1998. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  2000....................................................      $  235          $  (193)
Effect on postretirement benefit obligation as of December
  31, 2000................................................      $2,144          $(1,844)

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

                                                                    ALL OTHER
                               UNITED                               GEOGRAPHIC
                               STATES    EUROPE    AUSTRALIA/ASIA    REGIONS      OTHER     CONSOLIDATED
                              --------   -------   --------------   ----------   --------   ------------
2000
Revenue from external
  customers.................  $342,392   $56,434      $ 54,062       $57,258     $     --     $510,146
Intersegment revenues.......    37,996    15,674         1,985            --      (55,655)          --
Depreciation and
  amortization of
  intangibles...............     9,104     2,546        20,259         1,923        8,386       42,218
Operating income (loss).....    65,969     4,469       (27,616)         (903)     (32,291)       9,628
Identifiable assets.........   135,758    59,319        48,548        46,615       27,705      317,945
Capital expenditures........     6,144     5,172         3,697         1,859        1,819       18,691
1999
Revenue from external
  customers.................   343,521    56,449        76,763        44,382           --      521,115
Intersegment revenues.......    34,290    15,678         2,819           414      (53,201)          --
Depreciation and
  amortization of
  intangibles...............    11,164     2,737         4,603           590        4,388       23,482
Operating income (loss).....    71,941     3,109        (5,576)       (1,460)     (18,008)      50,006
Identifiable assets.........   146,860    54,756        91,949        32,213       74,618      400,396
Capital expenditures........     5,047       644         2,623         1,317          537       10,168
1998
Revenue from external
  customers.................   363,371    54,657        82,238        32,511           --      532,777
Intersegment revenues.......    39,715    14,355         4,447            --      (58,517)          --
Depreciation and
  amortization of
  intangibles...............     9,562     2,682         3,979           646        2,104       18,973
Operating income (loss).....    90,691     3,953        (1,549)          (48)     (60,017)      33,030
Identifiable assets.........   174,272    57,539       107,991        31,686       48,761      420,249
Capital expenditures........     7,965     1,114         7,091           420          916       17,506

                        THERMADYNE HOLDINGS CORPORATION

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                      -----------------   -----------------   -----------------
Gas apparatus.......................      $190,996            $186,279            $183,688
Arc welding equipment...............        87,860             104,857             103,803
Arc welding consumables.............       146,494             149,693             162,696
Plasma and automated cutting
  equipment.........................        79,995              71,083              71,742
All other...........................         4,801               9,203              10,848
                                          --------            --------            --------
                                          $510,146            $521,115            $532,777
                                          ========            ========            ========

15. CONTINGENCIES

     Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

16. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

  Interest Rate Swap

     At December 31, 2000, the Company has an interest rate swap agreement outstanding with a notional amount of $61.5 million, which matures in January 2002, under which the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement converted a portion of the New Credit Facility from a floating rate obligation to a fixed rate obligation. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt provided. This agreement is accounted for on the accrual basis.

  Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade accounts receivable, and derivatives.

     The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in different parts of the country and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not require collateral on these financial instruments.

                        THERMADYNE HOLDINGS CORPORATION

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities compromising the Company's customer base. The Company does not require collateral for trade accounts receivable.

     The Company is exposed to credit risk in the event of non-performance by the counterparty to its interest rate swap. The Company believes this exposure is limited due to the high credit rating of the counterparty.

  Fair Value

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

          Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

          Interest rate swap: Fair value is estimated based on current interest rates and was $389 at December 31, 2000. The carrying value of the swap agreement was zero at December 31, 2000.

          Long-term debt: The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair values of the Senior Subordinated Notes, the Debentures, the subordinated notes, and the Junior Notes were based on the most recent market information available, and are estimated to be 65%, 5%, 65% and 5% of their current carrying values at December 31, 2000, or $134,550, $6,492, $24,089 and $1,457, respectively.
     The fair values of the obligations outstanding under the New Credit Facility and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Mfg. LLC

     We have audited the accompanying consolidated balance sheets of Thermadyne Mfg. LLC and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Mfg. LLC and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 8 to the financial statements, the Company was in compliance with the provisions of its debt covenants at December 31, 2000; however, the Company has concluded that it may not be able to remain in compliance during 2001. As a result, absent obtaining waivers or amendments to its debt agreements, substantially all of the Company's debt would be callable by its lenders. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. The 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 14, 2001

                              THERMADYNE MFG. LLC

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $  10,362      $  13,321
  Accounts receivable, less allowance for doubtful accounts
     of $3,509 and $3,275 respectively......................      67,011         94,731
  Inventories...............................................     112,451        100,831
  Prepaid expenses and other................................       4,597          5,954
                                                               ---------      ---------
          Total current assets..............................     194,421        214,837
Property, plant and equipment, at cost, net.................      84,725         93,811
Deferred financing costs, net...............................      15,445         17,289
Intangibles, at cost, net...................................      14,206         40,170
Deferred income taxes.......................................         792         25,838
Other assets................................................       2,874          2,014
                                                               ---------      ---------
          Total assets......................................   $ 312,463      $ 393,959
                                                               =========      =========
                          LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable..........................................   $  43,268      $  41,773
  Accrued and other liabilities.............................      35,290         27,052
  Accrued interest..........................................       1,982          2,416
  Income taxes payable......................................      10,119          9,575
  Current maturities of long-term obligations...............      19,737         12,080
                                                               ---------      ---------
          Total current liabilities.........................     110,396         92,896
Long-term obligations, less current maturities..............     567,285        565,247
Other long-term liabilities.................................      61,244         62,172
Shareholder's deficit:
  Accumulated deficit.......................................    (469,843)      (385,425)
  Accumulated other comprehensive loss......................     (35,595)       (23,895)
                                                               ---------      ---------
          Total shareholder's deficit.......................    (505,438)      (409,320)
  Net equity and advances to/from parent....................      78,976         82,964
                                                               ---------      ---------
          Total liabilities and shareholder's deficit.......   $ 312,463      $ 393,959
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             2000           1999           1998
                                                         ------------   ------------   ------------
Net sales.............................................     $510,146       $521,115       $532,777
Operating expenses:
  Cost of goods sold..................................      327,480        342,250        340,236
  Selling, general and administrative expenses........      102,578         99,151        102,554
  Amortization of goodwill............................       19,176          1,575          1,524
  Amortization of other intangibles...................        7,707          3,047          2,360
  Net periodic postretirement benefits................        1,121          3,200          2,550
  Special charges.....................................       42,456         21,886         50,523
                                                           --------       --------       --------
Operating income......................................        9,628         50,006         33,030
Other income (expense):
  Interest expense....................................      (62,545)       (55,321)       (52,545)
  Amortization of deferred financing costs............       (2,941)        (3,214)        (2,480)
  Other...............................................           28            319         (3,059)
                                                           --------       --------       --------
Loss before income tax provision and extraordinary
  item................................................      (55,830)        (8,210)       (25,054)
Income tax provision..................................       28,588          8,807         14,682
                                                           --------       --------       --------
Loss before extraordinary item........................      (84,418)       (17,017)       (39,736)
Extraordinary item-loss on early extinguishment of
  long-term debt, net of income tax benefit of
  $8,151..............................................           --             --        (15,137)
                                                           --------       --------       --------
Net loss..............................................     $(84,418)      $(17,017)      $(54,873)
                                                           ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                         ACCUMULATED
                                                                            OTHER
                                                          ACCUMULATED   COMPREHENSIVE
                                                            DEFICIT         LOSS          TOTAL
                                                          -----------   -------------   ---------
January 1, 1998.........................................   $(299,208)     $(12,774)     $(311,982)
Comprehensive loss:
  Net loss..............................................     (54,873)           --        (54,873)
  Other comprehensive loss -- foreign currency
     translation........................................          --        (4,150)        (4,150)
                                                                                        ---------
Comprehensive loss......................................                                  (59,023)
Merger..................................................     (14,327)        1,390        (12,937)
                                                           ---------      --------      ---------
December 31, 1998.......................................    (368,408)      (15,534)      (383,942)
Comprehensive loss:
  Net loss..............................................     (17,017)           --        (17,017)
  Other comprehensive loss -- foreign currency
     translation........................................          --        (8,361)        (8,361)
                                                                                        ---------
Comprehensive loss......................................                                  (25,378)
                                                           ---------      --------      ---------
December 31, 1999.......................................    (385,425)      (23,895)      (409,320)
Comprehensive loss:
  Net loss..............................................     (84,418)           --        (84,418)
  Other comprehensive loss -- foreign currency
     translation........................................          --       (11,700)       (11,700)
                                                                                        ---------
  Comprehensive loss....................................                                  (96,118)
                                                           ---------      --------      ---------
December 31, 2000.......................................   $(469,843)     $(35,595)     $(505,438)
                                                           =========      ========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Cash flows provided by (used in) operating activities:
Net loss................................................    $(84,418)     $ (17,017)     $ (54,873)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Net periodic postretirement benefits...............       1,121          3,200          2,550
     Depreciation.......................................      15,335         18,860         15,089
     Amortization of goodwill...........................      19,176          1,575          1,524
     Amortization of other intangibles..................       7,707          3,047          2,360
     Non-cash portion of interest expense...............       4,148             --             --
     Amortization of deferred financing costs...........       2,941          3,214          2,480
     Recognition of net operating loss carryforwards....          --          3,313             --
     Deferred income taxes..............................      25,043          3,468          6,452
     Loss on asset disposal.............................       9,990          2,739             --
     Non-cash portion of extraordinary item.............          --             --         (2,272)
  Changes in operating assets and liabilities:
     Accounts receivable................................       6,996         19,239         (8,251)
     Inventories........................................     (16,273)        25,425        (19,487)
     Prepaid expenses and other.........................       1,082          1,638            728
     Accounts payable...................................         992         (3,751)       (11,610)
     Accrued and other liabilities......................       8,361        (10,453)         2,809
     Accrued interest...................................        (445)         1,921         (5,085)
     Income taxes payable...............................         424         (1,818)         7,920
     Other long-term liabilities........................      (3,291)        (4,126)        (3,272)
                                                            --------      ---------      ---------
          Total adjustments.............................      83,307         67,491         (8,065)
                                                            --------      ---------      ---------
          Net cash provided by (used in) operating
            activities..................................      (1,111)        50,474        (62,938)
                                                            --------      ---------      ---------
Cash flows used in investing activities:
  Capital expenditures, net.............................     (18,691)       (10,168)       (17,506)
  Proceeds from sale of assets..........................       6,961             --             --
  Change in other assets................................      (1,051)        (1,046)        (3,046)
  Acquisitions, net of cash.............................      (3,767)        (5,886)       (18,953)
                                                            --------      ---------      ---------
          Net cash used in investing activities.........     (16,548)       (17,100)       (39,505)
                                                            --------      ---------      ---------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.......................         384           (353)           638
  Repayment of long-term obligations....................     (26,477)       (23,166)      (408,970)
  Borrowing of long-term obligations....................      34,216         26,535        622,194
  Change in accounts receivable securitization..........      20,999        (23,843)        (4,462)
  Financing fees........................................      (1,125)          (901)       (20,058)
  Change in net equity of parent........................      (3,988)         3,198        (87,010)
  Other.................................................      (9,309)        (2,842)           (51)
                                                            --------      ---------      ---------
          Net cash provided by (used in) financing
            activities..................................      14,700        (21,372)       102,281
                                                            --------      ---------      ---------
Net increase (decrease) in cash and cash equivalents....      (2,959)        12,002           (162)
Cash and cash equivalents at beginning of year..........      13,321          1,319          1,481
                                                            --------      ---------      ---------
Cash and cash equivalents at end of year................    $ 10,362      $  13,321      $   1,319
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

2. RECENT EVENTS

  Special Charges

     Special charges, as defined in the New Credit Facility, of $42.5 million were incurred during the year ended December 31, 2000, and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000. In 1999, special charges of $21.9 million were recorded related to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes. In 1998, special charges of $50.5 million were recorded related to the merger of the Company and headcount reductions. As of December 31, 2000, the Company has made payments of approximately $1.5 million against severance and other accruals totaling $9.2 million which were established in connection with these special charges.

  Merger with Mercury Acquisition Corporation

     On May 22, 1998, Holdings consummated the merger of Mercury, a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger").

     The funding required to pay cash for common stock not receiving the right to retain Holdings common stock; to pay cash in lieu of each previously outstanding employee stock option; to pay cash in lieu of the right to purchase common stock under the Company's employee stock purchase plan; to refinance and/or retire outstanding indebtedness of the Company; and to pay expenses incurred in connection with the Merger was approximately $808 million. These cash requirements were funded with the proceeds obtained from concurrent equity and debt financings. Thermadyne LLC and Thermadyne Capital issued $207 million principal amount of Senior Subordinated Notes and Thermadyne LLC entered into a syndicated senior secured loan facility providing for term loan borrowings in the aggregate principal amount of $330 million and revolving loan borrowings of $100 million (the "New Credit Facility"). In connection with the Merger, Thermadyne LLC borrowed all term loans available under the New Credit Facility plus $25 million of revolving loans, which were subsequently repaid. The revolving loans are available to fund the working capital

                              THERMADYNE MFG. LLC
requirements of Thermadyne LLC. The proceeds of such financings were distributed to Holdings in the form of a dividend.

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

  Acquisitions

     In 2000, the Company made the following two acquisitions. On April 13, the Company, through a 90% owned subsidiary, acquired all the assets of Unique Welding Alloys ("Unique"), a business that sells industrial gases, welding equipment and accessories to the retail end-user trade, and on November 9, the Company, through a 90% owned subsidiary, acquired all the assets of Maxweld & Braze (Pty) Ltd., a wholesale business that sells welding equipment and accessories to distributors and the retail end-user trade. Both of these businesses are located in Boksburg, South Africa. The aggregate consideration paid for these two acquisitions was approximately $4.4 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1999, the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A., a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Srl, a manufacturer of torches and plasma and laser consumables located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

                              THERMADYNE MFG. LLC

     In 1998, the Company made the following four acquisitions. On September 1, the Company acquired all the issued and outstanding capital stock of Thermadyne Victor Ltda. (formerly known as Equi Solda SA), a leading manufacturer of gas cutting apparatus in Brazil. On July 24, the Company acquired substantially all the assets of Mid-America Cryogenics Company, which specializes in the design, installation and service of cryogenic equipment and is located in Indianapolis, Indiana. On May 21, the Company acquired substantially all the assets of OCIM Srl, a manufacturer of a variety of arc welding accessories including MIG and TIG torches and consumables, located in Milan, Italy. On February 1, the Company acquired substantially all the assets of Pro-tip, a division of Settles Ground Support, Inc., a producer of low-cost oxygen fuel cutting tips located in Cuthbert, Georgia. The aggregate consideration paid for these four acquisitions was approximately $19 million and was financed through existing bank facilities. These transactions were all accounted for as purchases.

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve months ended December 31, 2000, 1999, and 1998 have not been presented since they would not have differed materially from actual results.

3. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Thermadyne and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Preparation of financial statements in conformity with generally accepted accounting principles requires certain estimates and assumptions be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $47,698 and $42,179 at December 31, 2000 and 1999, respectively.

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

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of patented technology and goodwill. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions is amortized over 40 years. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

                              THERMADYNE MFG. LLC

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

     Comprehensive Loss. During 2000, 1999, and 1998, total comprehensive loss amounted to $96,118, $25,378, and $59,023, respectively.

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     The following table shows the interest and taxes paid (refunded ) during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                      -----------------   -----------------   -----------------
Interest............................       $58,842             $53,400             $57,722
Taxes...............................         3,129               2,663                (989)

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholder's deficit designated "Foreign currency translation." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are described in Note 12.

     Interest Rate Swap. The Company uses an interest rate swap to manage its cost of borrowing on a portion of its floating rate debt, as required by its credit facility.

     Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company adopted the Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement did not have a significant effect on the results of the Company's operations or financial position.

4. ACCOUNTS RECEIVABLE

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retains servicing responsibilities for accounts receivable collections, but receives no serving fee. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $20,999 at December 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense is incurred on participation interests at the rate of one-month

                              THERMADYNE MFG. LLC

LIBOR plus 65 basis points, per annum. The Company records no gains or losses from the securitization arrangement.

     Previously, the Company was party to a similar accounts receivable securitization agreement which expired on November 15, 1999, whereby it sold participation interests in up to $50,000 of designated accounts receivable. The terms, eligibility criteria and accounting treatment were substantially the same as the current agreement. Interest expense accrued at the rate of one-month LIBOR plus 50 basis points, per annum.

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                            2000       1999
                                                          --------   --------
Raw materials...........................................  $ 20,829   $ 26,707
Work-in-process.........................................    26,853     23,718
Finished goods..........................................    65,582     51,278
                                                          --------   --------
                                                           113,264    101,703
LIFO reserve............................................      (813)      (872)
                                                          --------   --------
                                                          $112,451   $100,831
                                                          ========   ========

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                            2000       1999
                                                          --------   --------
Land....................................................  $ 10,016   $ 15,148
Building................................................    35,834     35,080
Machinery and equipment.................................    99,197    102,428
                                                          --------   --------
                                                           145,047    152,656
Accumulated depreciation................................   (60,322)   (58,845)
                                                          --------   --------
                                                          $ 84,725   $ 93,811
                                                          ========   ========

     Assets recorded under capitalized leases were $19,641 ($13,165 net of accumulated depreciation) and $19,245 ($13,835 net of accumulated depreciation) at December 31, 2000 and 1999, respectively.

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                            2000       1999
                                                           -------   --------
Goodwill.................................................  $ 6,761   $ 36,673
Other....................................................   11,872     14,399
                                                           -------   --------
                                                            18,633     51,072
Accumulated amortization.................................   (4,427)   (10,902)
                                                           -------   --------
                                                           $14,206   $ 40,170
                                                           =======   ========

     During the third quarter of 2000, the Company recorded impairment losses of $18.5 million and $4.9 million related to goodwill and other intangible assets, respectively, associated with its Australian business. These impairment losses were recorded through increased amortization expense. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be

                              THERMADYNE MFG. LLC
generated by those assets are less than the related carrying amounts. Prolonged weak economic conditions in Australia led to the Company's reassessment and ultimate write-down of these assets.

8. LONG-TERM OBLIGATIONS

     The composition for long-term obligations at December 31, is as follows:

                                                            2000       1999
                                                          --------   --------
Revolving Credit Facility...............................  $ 23,500   $     --
Term A Facility -- United States........................    61,453     68,250
Term A Facility -- Australia............................    15,596     19,943
Term A Facility -- Italy................................     7,286      8,771
Term B Facility.........................................   109,427    113,275
Term C Facility.........................................   109,427    113,275
Senior subordinated notes, due June 1, 2008, 9 7/8%
  interest payable semiannually on June 1 and December
  1.....................................................   207,000    207,000
Junior subordinated notes, due December 15, 2009, 15%
  interest payable quarterly on March 15, June 15,
  September 15, and December 15.........................    29,148     25,000
Capital leases..........................................    19,943     18,333
Other...................................................     4,242      3,480
                                                          --------   --------
                                                           587,022    577,327
Current maturities......................................   (19,737)   (12,080)
                                                          --------   --------
                                                          $567,285   $565,247
                                                          ========   ========

     At December 31, 2000, the schedule of principal payments on long-term debt, excluding capital lease obligations, is as follows:

2001.....................................................   $ 18,899
2002.....................................................     24,017
2003.....................................................     32,980
2004.....................................................     96,929
2005.....................................................    105,568
Thereafter...............................................    288,686

  New Credit Facility

     The New Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the New Credit Facility and is subject to a potential, but uncommitted, increase of up to $25 million at Thermadyne LLC's request at any time prior to such sixth anniversary. Such increase is available only if one or more financial institutions agree, at the time of Thermadyne LLC's request, to provide it. At December 31, 2000, the Company had $10,599 of standby letters of credit outstanding under the Revolving Credit Facility. Unused borrowing capacity under the Revolving Credit Facility was $65,901.

                              THERMADYNE MFG. LLC

     On November 10, 1999, the Company amended the New Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the New Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's common stock. At December 31, 2000, the prime rate was 9.0%.

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
                                             =====         =====         =====

     The Term Loan Facility is subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions,
(ii) with 100% of the net cash proceeds of asset sales and casualty events, subject to certain exceptions, (iii) with 50% of Thermadyne LLC's excess cash flow (as defined in the New Credit Facility) to the extent the Leverage Ratio (as defined in the New Credit Facility) exceeds 3.5 to 1.0, and (iv) with 50% of the net cash proceeds from the issuance of equity to the extent that the Leverage Ratio exceeds 4.0 to 1.0. Thermadyne LLC's obligations under the New Credit Facility are

                              THERMADYNE MFG. LLC
secured by a first-priority perfected lien on: (i) substantially all domestic property and assets, tangible and intangible (other than accounts receivable sold or to be sold into the accounts receivable program and short-term real estate leases), of Thermadyne LLC and its domestic subsidiaries (other than the special purpose subsidiaries involved in the accounts receivable program); (ii) the capital stock of (a) Thermadyne LLC held by Holdings and (b) all subsidiaries of Thermadyne LLC (provided that no more than 65% of the equity interest in non-U.S. subsidiaries held by Thermadyne LLC and its domestic subsidiaries and no equity interests in subsidiaries held by foreign subsidiaries are required to be pledged); and (iii) all intercompany indebtedness. Holdings has guaranteed the obligations of Thermadyne LLC under the New Credit Facility. In addition, obligations under the New Credit Facility are guaranteed by all domestic subsidiaries.

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

     The New Credit Facility contains financial covenants requiring Thermadyne LLC to maintain a minimum level of Adjusted EBITDA; a minimum Interest Coverage Ratio; a minimum Fixed Charge Coverage Ratio; and a maximum Leverage Ratio (each as defined in the New Credit Facility).

     The Company has experienced declining revenues and Adjusted EBITDA (defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges) during the three-year period ended December 31, 2000. Current business conditions indicate these trends may continue. The Company was in compliance with the various covenants of the New Credit Facility at December 31, 2000; however, if its operating results continue to deteriorate, the Company may not be able to remain in compliance with all of the financial covenants contained therein. If a covenant violation occurred, absent obtaining a waiver or amendment to the New Credit Facility, substantially all of the Company's long-term debt would be callable by its lenders.

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

  Junior Subordinated Notes

     Thermadyne LLC has outstanding at December 31, 2000, $29.1 million of Junior Subordinated Notes (the "Junior Notes") with detachable warrants for the purchase of the Company's common stock. The Junior Notes are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to

                              THERMADYNE MFG. LLC
all existing and future senior and senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option, may pay interest in additional Junior Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Notes is prohibited under the terms of the New Credit Facility, interest shall be paid by the issuance of additional Junior Notes.

9. LEASES

     Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2001........................................................  $  3,073    $4,088
2002........................................................     3,019     3,512
2003........................................................     3,143     2,703
2004........................................................     3,312     2,274
2005........................................................     3,057     1,915
Thereafter..................................................    22,860     8,451
                                                              --------
          Total minimum lease payments......................    38,464
Amount representing interest................................   (18,521)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $254...............................  $ 19,943
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $6,602, $7,347, and $9,533 for the years ended December 31, 2000, 1999, and
1998, respectively.

10. INCOME TAXES

     Pre-tax loss was taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                      -----------------   -----------------   -----------------
Domestic............................      $(31,264)           $ 10,054            $(17,744)
Foreign.............................       (24,566)            (18,264)             (7,310)
                                          --------            --------            --------
  Loss before income taxes..........      $(55,830)           $ (8,210)           $(25,054)
                                          ========            ========            ========

     The provision (benefit) for income taxes is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                      -----------------   -----------------   -----------------
Current:
  Federal...........................       $    --             $  240              $  (768)
  Foreign...........................         3,393              2,206                1,458
  State and local...................           150                400                  350
                                           -------             ------              -------
          Total current.............         3,543              2,846                1,040
                                           -------             ------              -------
Deferred............................        25,045              5,961               13,642
                                           -------             ------              -------
                                           $28,588             $8,807              $14,682
                                           =======             ======              =======

                              THERMADYNE MFG. LLC

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  9,303   $  9,126
  Accrued liabilities.......................................     6,758      4,685
  Intangibles...............................................     8,329      8,535
  Other.....................................................     4,811      4,150
  Fixed assets..............................................     9,967      7,090
  Net operating loss carryforwards..........................    33,963     27,870
                                                              --------   --------
          Total deferred tax assets.........................    73,131     61,456
  Valuation allowance for deferred tax assets...............   (67,501)   (31,818)
                                                              --------   --------
          Net deferred tax asset............................     5,630     29,638
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     4,838      3,800
                                                              --------   --------
          Total deferred tax liabilities....................     4,838      3,800
                                                              --------   --------
          Net deferred tax asset............................  $    792   $ 25,838
                                                              ========   ========

     The income tax provision for the year ended December 31, 2000 includes a charge of $33.8 million to increase the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Tax at U.S. statutory rates.....................    $(19,542)      $(2,874)       $(8,767)
Nondeductible goodwill amortization and other
  nondeductible expenses........................       7,741           793          2,528
Change in valuation allowance...................      33,817          (809)        12,000
Foreign tax rate differences and nonrecognition
  of foreign tax loss benefits..................       6,422         8,225          1,032
Issuance of warrants............................          --         3,212             --
Non-deductible merger costs.....................          --            --          7,662
State income taxes, net of federal tax
  benefit.......................................         150           260            227
                                                    --------       -------        -------
                                                    $ 28,588       $ 8,807        $14,682
                                                    ========       =======        =======

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $78,000 available for U.S. federal income tax purposes which expire between 2001 and 2020. Utilization of the majority of these net operating loss carryforwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the

                              THERMADYNE MFG. LLC
utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make a matching contributions of 50% of the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $2,115, $2,223, and $2,115 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Pension Plans. The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. Prepaid benefit cost at December 31, 2000 was $163, and accrued benefit liability at December 31, 1999 was $192. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 2000 and 1999 was $5,630 and $6,172, respectively. There were no accrued benefit liabilities at December 31, 2000 or 1999.

     Other Postretirement Benefits. The Company has a retirement plan covering both salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined by the Company based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

                              THERMADYNE MFG. LLC

     The following tables provide a reconciliation of benefit obligations, plan assets and status of the Pension and Other Postretirement Benefit Plans as recognized in the Company's Consolidated Balance Sheets for the Years ended December 31, 2000 and 1999:

                                                                          OTHER
                                                                     POSTRETIREMENT
                                               PENSION BENEFITS         BENEFITS
                                              ------------------   -------------------
                                                2000      1999       2000       1999
                                              --------   -------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...  $ 40,482   $41,702   $ 13,005   $ 12,774
  Service cost..............................     1,070       989        791        761
  Participant contributions.................       452       732         --         --
  Interest cost.............................     2,142     2,514      1,022        842
  Actuarial (gain) loss.....................     2,004      (209)       523        872
  Foreign currency exchange rate changes....    (3,844)    1,643         --         --
  Plan amendments...........................        --        --     (1,216)        --
  Benefits paid.............................   (10,012)   (6,889)      (694)    (2,244)
                                              --------   -------   --------   --------
  Benefit obligation at end of year.........  $ 32,294   $40,482   $ 13,431   $ 13,005
                                              ========   =======   ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................  $ 49,719   $45,266
  Actual return on plan assets..............     2,662     8,040
  Sponsor contributions.....................       533       798
  Participant contributions.................       452       732
  Benefits paid.............................   (10,012)   (6,889)
  Foreign currency exchange rate changes....    (4,822)    1,890
  Administrative expenses...................      (126)     (118)
                                              --------   -------
  Fair value of plan assets at end of
     year...................................  $ 38,406   $49,719
                                              ========   =======
Funded status of the plan (underfunded).....  $  6,112   $ 9,237   $(13,431)  $(13,005)
  Unrecognized net actuarial gain...........      (372)   (3,333)    (9,692)   (10,807)
  Unrecognized prior service cost...........        53        76     (2,388)    (1,272)
                                              --------   -------   --------   --------
  Prepaid (accrued) benefit cost............  $  5,793   $ 5,980   $(25,511)  $(25,084)
                                              ========   =======   ========   ========
Weighted-average assumptions as of December
  31:
  Discount rate.............................       7.5%        8%       7.5%         8%
  Expected return on plan assets............         8%        8%       N/A        N/A
  Rate of compensation increase.............         3%        3%       N/A        N/A

     Net periodic pension and other postretirement benefit costs include the following components:

                                              PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                         ---------------------------   ------------------------------
                                          2000      1999      1998       2000       1999       1998
                                         -------   -------   -------   --------   --------   --------
Components of the net periodic benefit
  cost:
  Service cost.........................  $ 1,070   $   989   $ 1,057    $  791     $  761     $1,218
  Interest cost........................    2,142     2,514     2,424     1,022        842      1,330
  Expected return on plan assets.......   (3,294)   (3,733)   (3,366)       --         --         --
  Recognized (gain) loss...............     (153)       --        --      (591)     1,698          2
  Prior service cost recognized........       23        23        25      (101)      (101)        --
                                         -------   -------   -------    ------     ------     ------
Benefit cost (credit)..................  $  (212)  $  (207)  $   140    $1,121     $3,200     $2,550
                                         =======   =======   =======    ======     ======     ======

                              THERMADYNE MFG. LLC

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% in 2000, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% in 1999 and 1998. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  2000....................................................      $  235          $  (193)
Effect on postretirement benefit obligation as of December
  31,
  2000....................................................      $2,144          $(1,844)

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

                                                                        ALL OTHER
                                   UNITED                               GEOGRAPHIC
                                   STATES    EUROPE    AUSTRALIA/ASIA    REGIONS       OTHER     CONSOLIDATED
                                  --------   -------   --------------   ----------   ---------   ------------
2000
Revenue from external
  customers.....................  $342,392   $56,434      $ 54,062       $57,258     $      --     $510,146
Intersegment revenues...........    37,996    15,674         1,985            --       (55,655)          --
Depreciation and amortization of
  intangibles...................     9,104     2,546        20,259         1,923         8,386       42,218
Operating income (loss).........    65,969     4,469       (27,616)         (903)      (32,291)       9,628
Identifiable assets.............   135,758    59,319        48,548        46,615        22,223      312,463
Capital expenditures............     6,144     5,172         3,697         1,859         1,819       18,691
1999
Revenue from external
  customers.....................   343,521    56,449        76,763        44,382            --      521,115
Intersegment revenues...........    34,290    15,678         2,819           414       (53,201)          --
Depreciation and amortization of
  intangibles...................    11,164     2,737         4,603           590         4,388       23,482
Operating income (loss).........    71,941     3,109        (5,576)       (1,460)      (18,008)      50,006
Identifiable assets.............   146,860    54,756        91,949        32,213        68,181      393,959
Capital expenditures............     5,047       644         2,623         1,317           537       10,168
1998
Revenue from external
  customers.....................   363,371    54,657        82,238        32,511            --      532,777
Intersegment revenues...........    39,715    14,355         4,447            --       (58,517)          --
Depreciation and amortization of
  intangibles...................     9,562     2,682         3,979           646         2,104       18,973
Operating income (loss).........    90,691     3,953        (1,549)          (48)      (60,017)      33,030
Identifiable assets.............   174,272    57,539       107,991        31,686        41,948      413,436
Capital expenditures............     7,965     1,114         7,091           420           916       17,506

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Gas apparatus...................................    $190,996       $186,279       $183,688
Arc welding equipment...........................      87,860        104,857        103,803
Arc welding consumables.........................     146,494        149,693        162,696
Plasma and automated cutting equipment..........      79,995         71,083         71,742
All other.......................................       4,801          9,203         10,848
                                                    --------       --------       --------
                                                    $510,146       $521,115       $532,777
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

14. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

  Interest Rate Swap

     At December 31, 2000, the Company has an interest rate swap agreement outstanding with a notional amount of $61.5 million, which matures in January 2002, under which the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement converted a portion of the New Credit Facility from a floating rate obligation to a fixed rate obligation. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt provided. This agreement is accounted for on the accrual basis.

  Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade accounts receivable, and derivatives.

     The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in different parts of the country and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not require collateral on these financial instruments.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable.

     The Company is exposed to credit risk in the event of non-performance by the counterparty to its interest rate swap. The Company believes this exposure is limited due to the high credit rating of the counterparty.

  Fair Value

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

          Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

          Interest rate swap: Fair value is estimated based on current interest rates and was $389 at December 31, 2000. The carrying value of the swap agreement was zero at December 31, 2000.

                              THERMADYNE MFG. LLC

          Long-term Debt: The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair values of the Senior Subordinated Notes and the Junior Notes were based on the most recent market information available, and are estimated to be 65% and 5% of their current carrying values at December 31, 2000, or $134,550 and $1,457, respectively. The fair values of the obligations outstanding under the New Credit Facility and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

15. GUARANTOR SUBSIDIARIES

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

     The following condensed consolidating financial information of Thermadyne LLC includes the accounts of Thermadyne LLC, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the Guarantor Subsidiaries.

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                     ASSETS

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
Current Assets:
  Cash and cash equivalents.....  $      --    $   4,536      $   5,826       $      --     $  10,362
  Restricted cash...............         --           --         24,779         (24,779)           --
  Accounts receivable...........         --         (312)        90,254         (22,931)       67,011
  Inventories...................         --       65,303         47,148              --       112,451
  Prepaid expenses and other....         --        1,877          3,297            (577)        4,597
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            assets..............         --       71,404        171,304         (48,287)      194,421
  Property, plant and equipment,
     at cost, net...............         --       41,184         43,541              --        84,725
  Deferred financing costs,
     net........................     15,393           --             52              --        15,445
  Intangibles, at cost, net.....         --        6,233          7,973              --        14,206
  Deferred income taxes.........         --           (2)           794              --           792
  Investment in and advances
     to/from subsidiaries.......    135,656       13,911             --        (149,567)           --
  Other assets..................         --          461          2,413              --         2,874
                                  ---------    ---------      ---------       ---------     ---------
          Total assets..........  $ 151,049    $ 133,191      $ 226,077       $(197,854)    $ 312,463
                                  =========    =========      =========       =========     =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............  $      --    $  21,479      $  21,789       $      --     $  43,268
  Accrued and other
     liabilities................         --       25,871          9,419              --        35,290
  Accrued interest..............      1,961            6             15              --         1,982
  Income taxes payable..........         --       11,153         (1,034)             --        10,119
  Current maturities of
     long-term obligations......     12,487          286          6,964              --        19,737
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            liabilities.........     14,448       58,795         37,153              --       110,396
Long-term obligations, less
  current maturities............    527,468       15,654         69,163         (45,000)      567,285
Other long-term liabilities.....         --       50,074         11,170              --        61,244
Shareholders' equity (deficit):
  Accumulated deficit...........   (469,843)    (326,380)       (83,651)        410,031      (469,843)
  Accumulated other
     comprehensive loss.........         --      (18,508)       (17,087)             --       (35,595)
                                  ---------    ---------      ---------       ---------     ---------
          Total shareholders'
            deficit.............   (469,843)    (344,888)      (100,738)        410,031      (505,438)
Net equity and advances to/from
  subsidiaries..................     78,976      353,556        209,329        (562,885)       78,976
                                  ---------    ---------      ---------       ---------     ---------
          Total liabilities and
            shareholders'
            deficit.............  $ 151,049    $ 133,191      $ 226,077       $(197,854)    $ 312,463
                                  =========    =========      =========       =========     =========

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                     ASSETS

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
Current Assets:
  Cash and cash equivalents.....  $      --    $   2,566      $  10,755       $      --     $  13,321
  Accounts receivable...........         --       51,895         42,836              --        94,731
  Inventories...................         --       59,042         41,789              --       100,831
  Prepaid expenses and other....         --        2,853          3,101              --         5,954
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            assets..............         --      116,356         98,481              --       214,837
  Property, plant and equipment,
     at cost, net...............         --       43,985         49,826              --        93,811
  Deferred financing costs,
     net........................     17,020           --            269              --        17,289
  Intangibles, at cost, net.....         --       11,937         28,233              --        40,170
  Deferred income taxes.........         --       25,046            792              --        25,838
  Investment in and advances to/
     from subsidiaries..........    209,719           --             --        (209,719)           --
  Other assets..................         --          692          1,322              --         2,014
                                  ---------    ---------      ---------       ---------     ---------
          Total assets..........  $ 226,739    $ 198,016      $ 178,923       $(209,719)    $ 393,959
                                  =========    =========      =========       =========     =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............  $      --    $  18,141      $  23,632       $      --     $  41,773
  Accrued and other
     liabilities................         --       18,060          8,992              --        27,052
  Accrued interest..............      2,400           --             16              --         2,416
  Income taxes payable..........         --       11,725         (2,150)             --         9,575
  Current maturities of
     long-term obligations......      9,800          253          2,027              --        12,080
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            liabilities.........     12,200       48,179         32,517              --        92,896
Long-term obligations, less
  current maturities............    517,000       16,906         31,341              --       565,247
Other long-term liabilities.....         --       51,797         10,375              --        62,172
Shareholders' deficit:
  Accumulated deficit...........   (385,425)    (279,825)       (46,716)        326,541      (385,425)
  Accumulated other
     comprehensive loss.........         --       (7,742)       (16,153)             --       (23,895)
                                  ---------    ---------      ---------       ---------     ---------
          Total shareholders'
            deficit.............   (385,425)    (287,567)       (62,869)        326,541      (409,320)
Net equity and advances to/from
  subsidiaries..................     82,964      368,701        167,559        (536,260)       82,964
                                  ---------    ---------      ---------       ---------     ---------
          Total liabilities and
            shareholders'
            deficit.............  $ 226,739    $ 198,016      $ 178,923       $(209,719)    $ 393,959
                                  =========    =========      =========       =========     =========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $414,318       $192,511        $(96,683)(a)   $510,146
Operating expenses:
  Cost of goods sold............         --      266,939        158,043         (97,502)(a)    327,480
  Selling, general and
     administrative expenses....         --       71,660         30,918              --        102,578
  Amortization of goodwill......         --        1,769         17,407              --         19,176
  Amortization of other
     intangibles................         --        6,843            864              --          7,707
  Net periodic postretirement
     benefits...................         --        1,121             --              --          1,121
  Special charges...............         --       33,132          9,324              --         42,456
                                   --------     --------       --------        --------       --------
Operating income (loss).........         --       32,854        (24,045)            819          9,628
Other income (expense):
  Interest expense..............         --      (56,835)        (9,006)          3,296        (62,545)
  Amortization of deferred
     financing costs............         --       (2,934)            (7)             --         (2,941)
  Equity in net loss of
     subsidiaries...............    (84,418)          --             --          84,418             --
  Other.........................         --        5,816           (745)         (5,043)            28
                                   --------     --------       --------        --------       --------
Loss before income tax
  provision.....................    (84,418)     (21,099)       (33,803)         83,490        (55,830)
Income tax provision............         --       25,456          3,132              --         28,588
                                   --------     --------       --------        --------       --------
Net loss........................   $(84,418)    $(46,555)      $(36,935)       $ 83,490       $(84,418)
                                   ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     THERMADYNE     TOTAL          TOTAL
                                        LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                     ----------   ----------   --------------   ------------     --------
Net sales..........................   $     --     $408,406       $200,827        $(88,118)(a)   $521,115
Operating expenses:
  Cost of goods sold...............         --      262,185        169,780         (89,715)(a)    342,250
  Selling, general and
     administrative expenses.......         --       66,766         32,385              --         99,151
  Amortization of goodwill.........         --           97          1,478              --          1,575
  Amortization of other
     intangibles...................         --        1,931          1,116              --          3,047
  Net periodic postretirement
     benefits......................         --        3,200             --              --          3,200
  Special charges..................         --       12,524          9,362              --         21,886
                                      --------     --------       --------        --------       --------
Operating income (loss)............         --       61,703        (13,294)          1,597         50,006
Other income (expense):
  Interest expense.................         --      (49,808)        (8,243)          2,730        (55,321)
  Amortization of deferred
     financing costs...............         --       (2,973)          (241)             --         (3,214)
  Equity in net loss of
     subsidiaries..................    (17,017)          --             --          17,017             --
  Other............................         --       11,277         (4,252)         (6,706)           319
                                      --------     --------       --------        --------       --------
Income (loss) before income tax
  provision........................    (17,017)      20,199        (26,030)         14,638         (8,210)
Income tax provision...............         --        4,322          4,485              --          8,807
                                      --------     --------       --------        --------       --------
Net income (loss)..................   $(17,017)    $ 15,877       $(30,515)       $ 14,638       $(17,017)
                                      ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $438,013       $195,940       $(101,176)(a)   $532,777
Operating expenses:
  Cost of goods sold............         --      279,470        161,817        (101,051)(a)    340,236
  Selling, general and
     administrative expenses....         --       73,081         29,473              --        102,554
  Amortization of goodwill......         --           72          1,452              --          1,524
  Amortization of other
     intangibles................         --        1,520            840              --          2,360
  Net periodic postretirement
     benefits...................         --        2,550             --              --          2,550
  Special charges...............         --       46,448          4,075              --         50,523
                                   --------     --------       --------       ---------       --------
Operating income (loss).........         --       34,872         (1,717)           (125)        33,030
Other income (expense):
  Interest expense..............         --      (46,447)        (9,583)          3,485        (52,545)
  Amortization of deferred
     financing costs............         --       (2,276)          (204)             --         (2,480)
  Equity in net loss of
     subsidiaries...............    (54,873)          --             --          54,873             --
  Other.........................         --        2,276           (775)         (4,560)        (3,059)
                                   --------     --------       --------       ---------       --------
Loss before income tax
  provision.....................    (54,873)     (11,575)       (12,279)         53,673        (25,054)
Income tax provision............         --       14,428            254              --         14,682
                                   --------     --------       --------       ---------       --------
Loss before extraordinary
  item..........................    (54,873)     (26,003)       (12,533)         53,673        (39,736)
Extraordinary item, net of
  tax...........................         --      (15,137)            --              --        (15,137)
                                   --------     --------       --------       ---------       --------
Net Loss........................   $(54,873)    $(41,140)      $(12,533)      $  53,673       $(54,873)
                                   ========     ========       ========       =========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      THERMADYNE     TOTAL          TOTAL
                                         LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS    TOTAL
                                      ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities..............   $(84,857)    $ 11,238       $(10,982)       $ 83,490     $ (1,111)
Cash flows used in investing
  activities:
  Capital expenditures, net.........         --       (9,660)        (9,031)             --      (18,691)
  Proceeds from sale of assets......         --           --          6,961              --        6,961
  Change in other assets............         --          970         (2,021)             --       (1,051)
  Acquisitions, net of cash.........         --           --         (3,767)             --       (3,767)
                                       --------     --------       --------        --------     --------
Net cash used in investing
  activities........................         --       (8,690)        (7,858)             --      (16,548)
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables...         --           24            360              --          384
  Repayment of long-term
     obligations....................    (14,493)        (355)       (11,629)             --      (26,477)
  Borrowing of long-term
     obligations....................     23,500           --         10,716              --       34,216
  Change in accounts receivable
     securitization.................         --       20,999             --              --       20,999
  Financing fees....................         --       (1,125)            --              --       (1,125)
  Changes in net equity and advances
     to/from subsidiaries...........     75,850      (11,623)        15,275         (83,490)      (3,988)
  Other.............................         --       (8,498)          (811)             --       (9,309)
                                       --------     --------       --------        --------     --------
Net cash provided by (used in)
  financing activities..............     84,857         (578)        13,911         (83,490)      14,700
                                       --------     --------       --------        --------     --------
Net increase (decrease) in cash and
  cash equivalents..................         --        1,970         (4,929)             --       (2,959)
Cash and cash equivalents at
  beginning of year.................         --        2,566         10,755              --       13,321
                                       --------     --------       --------        --------     --------
Cash and cash equivalents at end of
  year..............................   $     --     $  4,536       $  5,826        $     --     $ 10,362
                                       ========     ========       ========        ========     ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      THERMADYNE     TOTAL          TOTAL
                                         LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS    TOTAL
                                      ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities..............   $(14,892)    $ 47,751       $  2,977        $ 14,638     $ 50,474
Cash flows used in investing
  activities:
  Capital expenditures, net.........         --       (7,003)        (3,165)             --      (10,168)
  Change in other assets............         --         (488)          (558)             --       (1,046)
  Acquisitions, net of cash.........         --       (3,000)        (2,886)             --       (5,886)
                                       --------     --------       --------        --------     --------
Net cash used in investing
  activities........................         --      (10,491)        (6,609)             --      (17,100)
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables...         --         (530)           177              --         (353)
  Repayment of long-term
     obligations....................     (4,049)          --        (19,117)             --      (23,166)
  Borrowing of long-term
     obligations....................     10,799          998         14,738              --       26,535
  Change in accounts receivable
     securitization.................         --      (23,843)            --              --      (23,843)
  Financing fees....................         --         (901)            --              --         (901)
  Changes in net equity and advances
     to/from subsidiaries...........      8,142       (6,110)        15,804         (14,638)       3,198
  Other.............................         --       (3,257)           415              --       (2,842)
                                       --------     --------       --------        --------     --------
Net cash provided by (used in)
  financing activities..............     14,892      (33,643)        12,017         (14,638)     (21,372)
                                       --------     --------       --------        --------     --------
Net increase in cash and cash
  equivalents.......................         --        3,617          8,385              --       12,002
Cash and cash equivalents at
  beginning of year.................         --       (1,051)         2,370              --        1,319
                                       --------     --------       --------        --------     --------
Cash and cash equivalents at end of
  year..............................   $     --     $  2,566       $ 10,755        $     --     $ 13,321
                                       ========     ========       ========        ========     ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                        THERMADYNE     TOTAL          TOTAL
                                           LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                        ----------   ----------   --------------   ------------   ---------
Net cash used in operating
  activities..........................  $ (60,028)    $(36,628)      $(19,955)       $ 53,673     $ (62,938)
Cash flows used in investing
  activities:
  Capital expenditures, net...........         --       (8,227)        (9,279)             --       (17,506)
  Change in other assets..............         --       (2,592)          (454)             --        (3,046)
  Acquisitions, net of cash...........         --       (1,125)       (17,828)             --       (18,953)
                                        ---------     --------       --------        --------     ---------
Net cash used in investing
  activities..........................         --      (11,944)       (27,561)             --       (39,505)
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables.....         --           --            638              --           638
  Repayment of long-term
     obligations......................   (408,810)        (160)            --              --      (408,970)
  Borrowing of long-term
     obligations......................    608,751           --         13,443              --       622,194
  Change in accounts receivable
     securitization...................         --       (4,462)            --              --        (4,462)
  Financing fees......................    (20,058)          --             --              --       (20,058)
  Changes in net equity and advances
     to/from subsidiaries.............   (119,855)      51,835         34,683         (53,673)      (87,010)
  Other...............................         --           --            (51)             --           (51)
                                        ---------     --------       --------        --------     ---------
Net cash provided by financing
  activities..........................     60,028       47,213         48,713         (53,673)      102,281
                                        ---------     --------       --------        --------     ---------
Net increase (decrease) in cash and
  cash equivalents....................         --       (1,359)         1,197              --          (162)
Cash and cash equivalents at beginning
  of year.............................         --          308          1,173              --         1,481
                                        ---------     --------       --------        --------     ---------
Cash and cash equivalents at end of
  year................................  $      --     $ (1,051)      $  2,370        $     --     $   1,319
                                        =========     ========       ========        ========     =========

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the consolidated financial statements of Thermadyne Holdings Corporation and Thermadyne Mfg. LLC as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 and have issued our reports thereon dated February 14, 2001. Our audits also included the financial statement schedule, Schedule II, Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainly regarding the Company's ability to continue as a going concern.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 14, 2001

                                                                     SCHEDULE II

                        THERMADYNE HOLDINGS CORPORATION
                              THERMADYNE MFG. LLC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                 COLLECTION
                                         BALANCE AT                             OF PREVIOUSLY   BALANCE AT
                                        BEGINNING OF                             WRITTEN OFF      END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS            PERIOD      PROVISION    WRITEOFFS     ACCOUNTS        PERIOD
-------------------------------         ------------   ----------   ---------   -------------   ----------
Year ended December 31, 2000..........     $3,275        $  947       $713          $ --          $3,509
Year ended December 31, 1999..........      2,852           916        916           423           3,275
Year ended December 31, 1998..........      2,217         1,267        632            --           2,852

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

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----
                  /s/ KARL R. WYSS                     Director, Chairman of the        March 30, 2001
-----------------------------------------------------    Board, and Chief Executive
                    Karl R. Wyss                         Officer

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 30, 2001
-----------------------------------------------------    President, Chief Financial
                    James H. Tate                        Officer, and Office of the
                                                         Chairman

                 /s/ PETER T. GRAUER                   Director                         March 30, 2001
-----------------------------------------------------
                   Peter T. Grauer

                /s/ JOHN F. FORT III                   Director                         March 30, 2001
-----------------------------------------------------
                  John F. Fort III

                /s/ HAROLD A. POLING                   Director                         March 30, 2001
-----------------------------------------------------
                  Harold A. Poling

             /s/ LAWRENCE M.V.D. SCHLOSS               Director                         March 30, 2001
-----------------------------------------------------
               Lawrence M.v.D. Schloss

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

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----
                  /s/ KARL R. WYSS                     Director, Chairman of the        March 30, 2001
-----------------------------------------------------    Board, and Chief Executive
                    Karl R. Wyss                         Officer

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 30, 2001
-----------------------------------------------------    President, Chief Financial
                    James H. Tate                        Officer, and Office of the
                                                         Chairman

                 /s/ PETER T. GRAUER                   Director                         March 30, 2001
-----------------------------------------------------
                   Peter T. Grauer

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----
                  /s/ KARL R. WYSS                     Director, Chairman of the        March 30, 2001
-----------------------------------------------------    Board, and Chief Executive
                    Karl R. Wyss                         Officer

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 30, 2001
-----------------------------------------------------    President, Chief Financial
                    James H. Tate                        Officer, and Office of the
                                                         Chairman

                 /s/ PETER T. GRAUER                   Director                         March 30, 2001
-----------------------------------------------------
                   Peter T. Grauer

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          2.1            -- Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
          2.2            -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
          2.3            -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
          3.1            -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation (included in Exhibit 2.4).
          3.2            -- Bylaws of Thermadyne Holdings Corporation.(3)
          3.3            -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
          3.4            -- Bylaws of Thermadyne Capital Corp.(4)
          3.5            -- Limited Liability Company agreement of Thermadyne Mfg.
                            LLC.(4)
          4.1            -- Indenture, dated as of May 22, 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
          4.2            -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holding Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)
          4.3            -- Form of 12 1/2% Senior Discount Debentures.(3)
          4.4            -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.5            -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.6            -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes due November 1, 2003.(1)
          4.7            -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
          4.8            -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
          4.9            -- Form of 9 7/8% Senior Subordinated Notes.(3)
          4.10           -- A/B exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.11           -- Subscription agreement dated December 22, 1999, among
                            Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                            the buyers named therein.(9)
          4.12           -- Registration Rights Agreement dated December 22, 1999,
                            among Thermadyne Mfg. LLC, Thermadyne Holdings
                            Corporation, and the buyers named therein.(9)
          4.13           -- Form of indenture relating to Junior Subordinated
                            Notes.(9)
          4.14           -- Form of Warrants (included in Exhibit 4.11).(9)
          4.15           -- Form of Junior Subordinated Notes (included in Exhibit
                            4.11).(9)
         10.1            -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.2            -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)
         10.3            -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)
         10.4            -- Schedule of substantially identical lease agreements.(5)
         10.5            -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
         10.6            -- Schedule of substantially identical lease guaranties(5)
         10.7            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
         10.8            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)
         10.9            -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
         10.10           -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
         10.11           -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
         10.12           -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)
         10.13           -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
         10.14+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
         10.15+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
         10.16+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
         10.17+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
         10.18+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
         10.19+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
         10.20+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)
         10.21+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)
         10.22+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.23+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
         10.24+          -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
         10.25+          -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)
         10.26           -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
         10.27           -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)
         10.28           -- First Amendment to Credit Agreement, dated as of November
                            10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                            Ltd., GenSet S.P.A. and Thermadyne Welding Products
                            Canada Limited, as Borrowers, Various Financial
                            Institutions, as Lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, Societe Generale, as Documentation
                            Agent, and ABN Amro Bank N.V., as Administrative Agent.
         10.29           -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
         10.30           -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
         10.31           -- Receivables Participation Agreement, dated as of January
                            31, 2000, between Thermadyne Receivables, Inc. as the
                            Transferor, and Bankers Trust Company, as Trustee.*
         10.32           -- Executive, Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Michael E.
                            Mahoney.*
         21.1            -- Subsidiaries of Thermadyne Holdings Corporation.*
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors.*

---------------

 +  Indicates a management contract or compensatory plan or arrangement.

 *  Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement of Form 10 (File No. 0-23378) filed under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on February 7, 1994.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 21, 1998.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

(4) Incorporated by reference to Thermadyne LLC and Thermadyne Capital's Registration Statement on Form S-1, (File No. 333-57457) filed on June 23, 1998.

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.