Form 10-Q
period 2001-03-31
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2001-05-15
CIK 850660, 1063381, 1063382

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                         Commission file number 0-23378
                                                -------

                                      Thermadyne Holdings Corporation
----------------------------------------------------------------------------------------------------------
                          (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                            74-2482571
----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

                                     Commission file number 333-57457
                                                            ---------

                                            Thermadyne Mfg. LLC
----------------------------------------------------------------------------------------------------------
                          (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                            74-2878452
----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

                                     Commission file number 333-57457
                                                            ---------

                                         Thermadyne Capital Corp.
----------------------------------------------------------------------------------------------------------
                          (Exact name of Registrant as Specified in Its Charter)

Delaware                                                                            74-2878453
----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

101 S. Hanley, St. Louis,  MO                                                         63105
----------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                            (Zip Code)

Registrant's Telephone Number, Including Area Code (314)721-5573
                                                   -------------

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

                                                               Yes  X   No
                                                                   ---     ---

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of May 11, 2001 was 3,590,326.

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

                      Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                      Condensed Consolidated Balance Sheets..........................................................10
                      Condensed Consolidated Statements of Operations................................................11
                      Condensed Consolidated Statements of Cash Flows................................................12
                      Notes to Condensed Consolidated Financial Statements......................................13 - 20

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..........................................21 - 23

         Item 3.      Quantitative and Qualitative Disclosures of Market Risk........................................23

PART II - OTHER INFORMATION



         Item 6.      Exhibits and Reports on form 8-K...............................................................24


SIGNATURES......................................................................................................25 - 27

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            March 31,     December 31,
                                                              2001           2000
                                                            ---------     ------------
                                                           (Unaudited)

ASSETS

Current Assets:
    Cash and cash equivalents                               $  33,177      $  10,362
    Accounts receivable, less allowanced for doubtful
       accounts of $4,051 and $3,509, respectively             67,399         67,011
    Inventories                                               115,872        112,451
    Prepaid expenses and other                                  5,326          4,597
                                                            ---------      ---------
          Total current assets                                221,774        194,421
Property, plant and equipment, at cost, net                    85,806         84,725
Deferred financing costs, net                                  17,363         18,238
Intangibles, at cost, net                                      12,812         14,206
Deferred income taxes                                             647            792
Other assets                                                    5,338          5,563
                                                            ---------      ---------
          Total assets                                      $ 343,740      $ 317,945
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                        $  42,874      $  43,268
    Accrued and other liabilities                              30,541         35,290
    Accrued interest                                            8,650          2,646
    Income taxes payable                                       10,147         10,119
    Long-term obligations                                     772,391         19,737
                                                            ---------      ---------
         Total current liabilities                            864,603        111,060
Long-term obligations                                          19,811        734,184
Other long-term liabilities                                    60,378         61,244
Redeemable preferred stock (paid in kind), $0.01 par
    value, 15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                    72,083         69,814
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, and 3,590,326 shares issued and
       outstanding at March 31, 2001 and December 31,
       2000                                                        36             36
    Additional paid-in deficit                               (122,097)      (119,828)
    Accumulated deficit                                      (511,378)      (501,467)
    Management loans                                           (1,560)        (1,503)
    Accumulated other comprehensive loss                      (38,136)       (35,595)
                                                            ---------      ---------
         Total shareholders' deficit                         (673,135)      (658,357)
                                                            ---------      ---------
         Total liabilities and shareholders' deficit        $ 343,740      $ 317,945
                                                            =========      =========

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                     March 31,      March 31,
                                                       2001           2000
                                                   ------------   ------------

Net sales                                            $ 119,749      $ 133,157
Operating expenses:
    Cost of goods sold                                  76,454         85,188
    Selling, general and administrative expenses        25,110         25,540
    Amortization of intangibles                            511            924
    Net periodic postretirement benefits                   261            500
    Special charges                                      4,072          6,007
                                                     ---------      ---------
    Operating income                                    13,341         14,998
Other income (expense):
    Interest expense                                   (21,053)       (19,529)
    Amortization of deferred financing costs              (829)          (862)
    Other, net                                            (408)           613
                                                     ---------      ---------
Loss before income tax provision                        (8,949)        (4,780)
Income tax provision                                       962          2,785
                                                     ---------      ---------
Net loss                                                (9,911)        (7,565)
Preferred stock dividends (paid in kind)                 2,269          1,997
                                                     ---------      ---------
Net loss applicable to common shares                 $ (12,180)     $  (9,562)
                                                     =========      =========

Per share data:
    Basic and diluted loss per common share          $   (3.39)     $   (2.66)

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three Months      Three Months
                                                            Ended             Ended
                                                        March 31, 2001    March 31, 2000
                                                        --------------    --------------

Cash flows provided by (used in) operating activities:
    Net loss                                               $ (9,911)         $ (7,565)
Adjustments to reconcile net loss to net cash
          provided by (used in) operating
          activities:
    Net periodic postretirement benefits                        261               500
    Depreciation                                              3,748             4,193
    Amortization of intangibles                                 511               924
    Amortization of deferred financing costs                    829               862
    Deferred income taxes                                       153               (39)
    Non-cash interest expense                                 5,121             4,606
Changes in operating assets and liabilities:
    Accounts receivable                                      (6,996)           (6,176)
    Inventories                                              (5,816)           (3,381)
    Prepaid expenses and other                                 (826)              451
    Accounts payable                                            471             3,159
    Accrued and other liabilities                            (4,175)              342
    Accrued interest                                          6,022             5,670
    Income taxes payable                                         20             2,879
    Other long-term liabilities                                (689)             (859)
                                                           --------          --------
       Total adjustments                                     (1,366)           13,131
                                                           --------          --------
       Net cash provided by (used in) operating
         activities                                         (11,277)            5,566
                                                           --------          --------
Cash flows used in investing activities:
    Capital expenditures                                     (5,999)           (2,716)
    Change in other assets                                      (39)             (883)
                                                           --------          --------
       Net cash used in investing activities                 (6,038)           (3,599)
                                                           --------          --------
Cash flows provided by financing activities:
    Change in long-term receivables                            (186)               59
    Repayment of long-term obligations                       (3,140)           (3,578)
    Borrowing of long-term obligations                       37,482             1,538
    Change in accounts receivable securitization              5,078            28,586
    Financing fees                                               34            (1,134)
    Other                                                       862              (573)
                                                           --------          --------
       Net cash provided by financing activities             40,130            24,898
                                                           --------          --------
Net increase in cash and cash equivalents                    22,815            26,865
Cash and cash equivalents at beginning of period             10,362            13,321
                                                           --------          --------
Cash and cash equivalents at end of period                 $ 33,177          $ 40,186
                                                           ========          ========

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                Three Months        Three Months
                                   Ended               Ended
                                  March 31,           March 31,
                                    2001                2000
                                ------------        ------------

Interest paid                      $9,930             $ 9,255
Taxes paid (received)                 642                 (15)

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

     LOSS PER SHARE

     The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                  Three Months       Three Months
                                                     Ended              Ended
                                                    March 31,          March 31,
                                                      2001               2000
                                                  -------------      -------------

Numerator:
    Net loss applicable to common shares-
       basic and diluted                          $     (12,180)     $      (9,562)
                                                  =============      =============
Denominator:
    Weighted average shares-basic and diluted         3,590,326          3,590,326
                                                  =============      =============

Basic and diluted loss per common share           $       (3.39)     $       (2.66)
                                                  =============      =============

2.   ACCOUNTS RECEIVABLE

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $26,077 and $20,999 at March 31, 2001 and December 31, 2000, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the March 31, 2001 and December 31, 2000 Consolidated Balance Sheets, respectively. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.   INVENTORIES

     The composition of inventories was as follows:

                                             March 31,   December 31,
                                               2001          2000
                                             ---------   ------------

Raw materials                                $ 22,178      $ 20,829
Work-in-process                                23,317        26,853
Finished goods                                 72,039        65,582
LIFO reserve                                   (1,662)         (813)
                                             --------      --------
Total                                        $115,872      $112,451
                                             ========      ========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.   SEGMENT INFORMATION

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

     The Company evaluates performance and allocates resources based principally on operating income net of any special charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K for the year ended December 31, 2000. Intersegment sales are based on market prices.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                Other
                                         United                  Australia/   Geographic
                                         States       Europe        Asia        Regions        Other      Consolidated
                                        --------     --------    ----------   ----------      --------    ------------

Three Months Ended March 31, 2001
    Revenue from external customers     $ 82,088     $ 12,970     $ 10,851      $ 13,840      $     --      $119,749
    Intersegment revenues                  7,802        3,602          398            --       (11,802)           --
    Operating income (loss)               19,128        1,196       (1,775)          163        (5,371)       13,341

Three Months Ended March 31, 2000
    Revenue from external customers     $ 92,305     $ 14,971     $ 14,022      $ 11,859      $     --      $133,157
    Intersegment revenues                  9,880        4,158          515            --       (14,553)           --
    Operating income (loss)               18,623          550       (1,150)         (306)       (2,719)       14,998

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

5.   RELOCATION AND REORGANIZATION

     Special charges, as defined in the New Credit Facility, of $4.1 million were incurred in the first quarter of 2001. These charges are comprised of $1.1 million related to the relocation of production to Mexico and Asia, $2.7 million related to the information technology and business process reengineering project the Company initiated in the third quarter of 2000, and $0.3 million of severance costs. As of March 31, 2001, the Company has made payments of approximately $2.6 million against severance and other accruals totaling $9.2 million which were established in connection with special charges.

     Special charges, as defined in the New Credit Facility of $6.0 million were recorded during the three months ended March 31, 2000. These charges related primarily to the relocation of certain product assembly operations from the U.S. to Mexico. The special charges were comprised of $4.2 million of severance costs, $1.0 of inventory made obsolete by the move and approximately $0.8 million of other miscellaneous costs related to relocation of this production and the continuing reorganization of the Company's Australian business. The severance costs accrued in the first quarter of 2000 related to headcount reductions expected to occur over the next 21 months.

6.   COMPREHENSIVE LOSS

     During the first three months of 2001 and 2000, total comprehensive loss amounted to $12,452 and $11,241, respectively.

7.   LONG-TERM OBLIGATIONS

     The Company has $792 million in outstanding indebtedness as of March 31, 2001, including $336 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, the Company was in violation of certain financial covenants with respect to the New Credit Facility. However, in a waiver and second amendment to the New Credit Facility, dated as of March 31, 2001 (the "Waiver"), the Company's bank lenders waived their right, through May 23, 2001, to call the outstanding indebtedness under the New Credit Facility as a result of these violations. The Waiver limited, among other things, the Company's ability to pay, and the Company did not pay, interest due on May 1, 2001, on the 10.75% Subordinated Notes, due November 1, 2003 (the "Subordinated Notes"). The Company remains within a 30-day cure period provided under the related Indenture and is currently not in violation of this agreement. During the period of the Waiver, the Company will evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers. The Company has determined it is probable it will not be able to cure the default under the New Credit Facility prior to the lapse of the Waiver and has therefore reclassified $754 million of indebtedness to current liabilities, in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", which includes all amounts outstanding under the New Credit Facility together with amounts owned under the Senior Subordinated Notes, the Debentures, the Junior Notes and the Subordinated Notes, all of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

8.   DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.


     The Company uses an interest rate swap agreement to manage interest rate exposure and to achieve a desired proportion of variable and fixed rate debt, as required by the New Credit Facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement, which matures in January, 2002, converted $61,500 of the New Credit Facility from a floating rate obligation to a fixed rate obligation. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt provided. The adoption of this statement did not have a material impact on the Company's results of operations or financial position as of March 31, 2001.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          March 31,     December 31,
                                                            2001           2000
                                                          ---------     ------------
                                                         (Unaudited)

ASSETS

Current Assets:
     Cash and cash equivalents                            $  33,177      $  10,362
     Accounts receivable, less allowance for doubtful
           accounts of $4,051 and $3,509, respectively       67,399         67,011
     Inventories                                            115,872        112,451
     Prepaid expenses and other                               5,326          4,597
                                                          ---------      ---------
        Total current assets                                221,774        194,421
Property plant and equipment, at cost, net                   85,806         84,725
Deferred financing costs, net                                14,664         15,445
Intangibles, at cost, net                                    12,812         14,206
Deferred income taxes                                           647            792
Other assets                                                  2,649          2,874
                                                          ---------      ---------
        Total assets                                      $ 338,352      $ 312,463
                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                     $  42,874      $  43,268
     Accrued and other liabilities                           30,541         35,290
     Accrued interest                                         6,990          1,982
     Income taxes payable                                    10,147         10,119
     Long-term obligations                                  601,477         19,737
                                                          ---------      ---------
        Total current liabilities                           692,029        110,396
Long-term obligations                                        19,811        567,285
Other long-term liabilities                                  60,378         61,244
Shareholders' deficit:
     Accumulated deficit                                    (38,136)      (469,843)
     Accumulated other comprehensive loss                  (474,707)       (35,595)
                                                          ---------      ---------
        Total shareholders' deficit                        (512,843)      (505,438)
Net equity and advances from parent                          78,977         78,976
                                                          ---------      ---------
        Total liabilities and shareholders' deficit       $ 338,352      $ 312,463
                                                          =========      =========

      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   Three Months     Three Months
                                                      Ended            Ended
                                                     March 31,        March 31,
                                                       2001             2000
                                                   ------------     ------------

Net sales                                            $ 119,749      $ 133,157
Operating expenses:
    Cost of goods sold                                  76,454         85,188
    Selling, general and administrative expenses        25,110         25,540
    Amortization of intangibles                            511            924
    Net periodic postretirement benefits                   261            500
    Special charges                                      4,072          6,007
                                                     ---------      ---------
    Operating income                                    13,341         14,998
Other income (expense):
    Interest expense                                   (16,043)       (14,974)
    Amortization of deferred financing costs              (735)          (768)
    Other, net                                            (465)           559
                                                     ---------      ---------
Loss before income tax provision                        (3,902)          (185)
Income tax provision                                       962          2,785
                                                     ---------      ---------
Net loss                                             $  (4,864)     $  (2,970)
                                                     =========      =========

      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Three Months  Three Months
                                                             Ended         Ended
                                                            March 31,     March 31,
                                                              2001          2000
                                                          ------------  ------------

Cash flows provided by (used in) operating activities:
    Net loss                                                $ (4,864)     $ (2,970)
    Adjustment to reconcile net loss to
         net cash provided by (used in) operating
         activities:
       Net periodic postretirement benefits                      261           500
       Depreciation                                            3,748         4,193
       Amortization of intangibles                               511           924
       Amortization of deferred financing costs                  735           768
       Deferred income taxes                                     153           (39)
       Non-cash interest expense                               1,106         1,050
    Changes in operating assets and liabilities:
       Accounts receivable                                    (6,674)       (6,176)
       Inventories                                            (6,138)       (3,381)
       Prepaid expenses and other                               (826)          451
       Accounts payable                                          471         3,159
       Accrued and other liabilities                          (4,175)          342
       Accrued interest                                        5,026         4,672
       Income taxes payable                                       20         2,879
       Other long-term liabilities                              (689)         (859)
                                                            --------      --------
          Total adjustments                                   (6,471)        8,483
                                                            --------      --------
          Net cash provided by (used in) operating
            activities                                       (11,335)        5,513
                                                            --------      --------
    Cash flows used in investing activities:
       Capital expenditures                                   (5,999)       (2,716)
       Change in other assets                                    (39)         (883)
                                                            --------      --------
          Net cash used in investing activities               (6,038)       (3,599)
                                                            --------      --------
    Cash flows provided by (used in) financing
      activities:
       Change in long-term receivables                          (186)           59
       Repayment of long-term obligations                     (3,140)       (3,578)
       Borrowing of long-term obligations                     37,482         1,538
       Change in accounts receivable securitization            5,078        28,586
       Financing fees                                             34        (1,134)
       Other                                                     920          (520)
                                                            --------      --------
          Net cash provided by financing activities           40,188        24,951
                                                            --------      --------
    Net increase in cash and cash equivalents                 22,815        26,865
    Cash and cash equivalents at beginning of period          10,362        13,321
                                                            --------      --------
    Cash and cash equivalents at end of period              $ 33,177      $ 40,186
                                                            ========      ========

      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the term "Thermadyne" means Thermadyne Holdings Corporation, its predecessors and subsidiaries, the terms "Thermadyne LLC" and the "Company" mean Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                    Three Months   Three Months
                                       Ended          Ended
                                      March 31,      March 31,
                                        2001           2000
                                    ------------   ------------

Interest paid                         $9,930          $ 9,255
Taxes paid (received)                    642              (15)

2.   ACCOUNTS RECEIVABLE

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $26,077 and $20,999 at March 31, 2001 and December 31, 2000, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the March 31, 2001 and December 31, 2000 Consolidated Balance Sheets, respectively. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.   INVENTORIES

     The composition of inventories was as follows:

                                             March 31,        December 31,
                                               2001               2000
                                             ---------        ------------

Raw materials                                $ 22,178          $ 20,829
Work-in-process                                23,317            26,853
Finished goods                                 72,039            65,582
LIFO reserve                                   (1,662)            (813)
                                             --------          --------
Total                                        $115,872          $112,451
                                             ========          ========

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

     The Company evaluates performance and allocates resources based principally on operating income net of any special charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K for the year ended December 31, 2000. Intersegment sales are based on market prices.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                Other
                                         United                  Australia/   Geographic
                                         States       Europe        Asia        Regions        Other      Consolidated
                                        --------     --------    ----------   ----------      --------    ------------

Three Months Ended March 31, 2001
    Revenue from external customers     $ 82,088     $ 12,970     $ 10,851      $ 13,840      $     --      $119,749
    Intersegment revenues                  7,802        3,602          398            --       (11,802)           --
    Operating income (loss)               19,128        1,196       (1,775)          163        (5,371)       13,341

Three Months Ended March 31, 2000
    Revenue from external customers     $ 92,305     $ 14,971     $ 14,022      $ 11,859      $     --      $133,157
    Intersegment revenues                  9,880        4,158          515            --       (14,553)           --
    Operating income (loss)               18,623          550       (1,150)         (306)       (2,719)       14,998

5.   RELOCATION AND REORGANIZATION

     Special charges, as defined in the New Credit Facility, of $4.1 million were incurred in the first quarter of 2001. These charges are comprised of $1.1 million related to the relocation of production to Mexico and Asia, $2.7 million related to the information technology and business process reengineering project the Company initiated in the third quarter of 2000, and $0.3 million of severance costs. As of March 31, 2001, the Company has made payments of approximately $2.6 million against severance and other accruals totaling $9.2 million which were established in connection with special charges.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     Special charges, as defined in the New Credit Facility, of $6.0 million were recorded during the three months ended March 31, 2000. These charges related primarily to the relocation of certain product assembly operations from the U.S. to Mexico. The special charges are comprised of $4.2 million of severance costs, $1.0 of inventory made obsolete by the move and approximately $0.8 million of other miscellaneous costs related to relocation of this production and the continuing reorganization of the Company's Australian business. The severance costs accrued in the first quarter of 2000 related to headcount reductions expected to occur over the next 21 months.

6.   COMPREHENSIVE INCOME (LOSS)

     During the first three months of 2001 and 2000, total comprehensive loss amounted to $7,405 and $6,646, respectively.

7.   LONG-TERM OBLIGATIONS

     The Company has $621 million in outstanding indebtedness as of March 31, 2001, including $336 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, the Company was in violation of certain financial covenants with respect to the New Credit Facility. However, in a waiver and second amendment to the New Credit Facility, dated as of March 31, 2001 (the "Waiver"), the Company's bank lenders waived their right, through May 23, 2001, to call the outstanding indebtedness under the New Credit Facility as a result of these violations. During the period of the Waiver, the Company will evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers. The Company has determined it is probable it will not be able to cure the default under the New Credit Facility prior to the lapse of the Waiver and has therefore reclassified $583 million of indebtedness to current liabilities, in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", which includes all amounts outstanding under the New Credit Facility together with amounts owed under the Senior Subordinated Notes and the Junior Notes both of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

8.   DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

     The Company uses an interest rate swap agreement to manage interest rate exposure and to achieve a desired proportion of variable and fixed rate debt, as required by the New Credit Facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement, which matures in January, 2002, converted $61,500 of the New Credit Facility from a floating rate obligation to a fixed rate obligation. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt provided. The adoption of this statement did not have a material impact on the Company's results of operations or financial position as of March 31, 2001.


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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2001

                                                              Thermadyne       Total          Total
                                                                 LLC         Guarantors   Non-Guarantors  Eliminations      Total
                                                              ----------     ----------   --------------  ------------    ---------

ASSETS

Current Assets:
    Cash and cash equivalents                                 $      --      $  28,672      $   4,505      $      --      $  33,177
    Restricted cash                                                  --             --         18,078        (18,078)            --
    Accounts receivable                                              --        (25,932)        93,687           (356)        67,399
    Inventories                                                      --         70,059         45,813             --        115,872
    Prepaid expenses and other                                       --          2,579          3,158           (411)         5,326
                                                              ---------      ---------      ---------      ---------      ---------
         Total current assets                                        --         75,378        165,241        (18,845)       221,774
Property, plant and equipment, at cost, net                          --         44,913         40,893             --         85,806
Deferred financing costs, net                                    14,658             --              6             --         14,664
Intangibles, at cost, net                                            --          5,168          7,644             --         12,812
Deferred income taxes                                                --             --            647             --            647
Investment in and advances to subsidiaries                      170,379         13,927             --       (184,306)            --
Other assets                                                         --            298          2,351             --          2,649
                                                              ---------      ---------      ---------      ---------      ---------
         Total assets                                         $ 185,037      $ 139,684      $ 216,782      $(203,151)     $ 338,352
                                                              =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                          $      --      $  23,284      $  19,590      $      --      $  42,874
    Accrued and other liabilities                                    --         22,581          7,960             --         30,541
    Accrued interest                                              6,975              6              9             --          6,990
    Income taxes payable                                             --         10,918           (771)            --         10,147
    Long-term obligations                                        12,487        561,592         27,398             --        601,477
                                                              ---------      ---------      ---------      ---------      ---------
         Total current liabilities                               19,462        618,381         54,186             --        692,029
Long-term obligations                                           561,305       (545,700)        49,206        (45,000)        19,811
Other long-term liabilities                                          --         49,682         10,696             --         60,378
Shareholders' deficit:
    Accumulated deficit                                        (474,707)      (327,863)       (86,391)       414,254       (474,707)
    Accumulated other comprehensive loss                             --        (26,695)       (11,441)            --        (38,136)
                                                              ---------      ---------      ---------      ---------      ---------
         Total shareholders' deficit                           (474,707)      (354,558)       (97,832)       414,254       (512,843)
Net equity and advances from subsidiaries                        78,977        371,879        200,526       (572,405)        78,977
                                                              ---------      ---------      ---------      ---------      ---------
         Total liabilities and shareholders' deficit          $ 185,037      $ 139,684      $ 216,782      $(203,151)     $ 338,352
                                                              =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

                                                            Thermadyne       Total          Total
                                                                LLC        Guarantors   Non-Guarantors  Eliminations       Total
                                                            ----------     ----------   --------------  ------------     ---------

ASSETS

Current Assets:
    Cash and cash equivalents                                $      --      $   4,536      $   5,826      $      --      $  10,362
    Restricted cash                                                 --             --         24,779        (24,779)            --
    Accounts receivable                                             --           (312)        90,254        (22,931)        67,011
    Inventories                                                     --         65,303         47,148             --        112,451
    Prepaid expenses and other                                      --          1,877          3,297           (577)         4,597
                                                             ---------      ---------      ---------      ---------      ---------
        Total current assets                                        --         71,404        171,304        (48,287)       194,421
Property, plant and equipment, at cost, net                         --         41,184         43,541             --         84,725
Deferred financing costs, net                                   15,393             --             52             --         15,445
Intangibles, at cost, net                                           --          6,233          7,973             --         14,206
Deferred income taxes                                               --             (2)           794             --            792
Investment in and advances to subsidiaries                     135,656         13,911             --       (149,567)            --
Other assets                                                        --            461          2,413                         2,874
                                                             ---------      ---------      ---------      ---------      ---------
        Total assets                                         $ 151,049      $ 133,191      $ 226,077      $(197,854)     $ 312,463
                                                             =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                         $      --      $  21,479      $  21,789      $      --      $  43,268
    Accrued and other liabilities                                   --         25,871          9,419             --         35,290
    Accrued interest                                             1,961              6             15             --          1,982
    Income taxes payable                                            --         11,153         (1,034)            --         10,119
    Long-term obligations                                       12,487            286          6,964             --         19,737
                                                             ---------      ---------      ---------      ---------      ---------
        Total current liabilities                               14,448         58,795         37,153             --        110,396
Long-term obligations                                          527,468         15,654         69,163        (45,000)       567,285
Other long-term liabilities                                         --         50,074         11,170             --         61,244
Shareholders' deficit:                                              --
    Accumulated deficit                                       (469,843)      (326,380)       (83,651)       410,031       (469,843)
    Accumulated other comprehensive loss                                      (18,508)       (17,087)            --        (35,595)
                                                             ---------      ---------      ---------      ---------      ---------
        Total shareholders' deficit                           (469,843)      (344,888)      (100,738)       410,031       (505,438)
Net equity and advances from subsidiaries                       78,976        353,556        209,329       (562,885)        78,976
                                                             ---------      ---------      ---------      ---------      ---------
        Total liabilities and shareholders' deficit          $ 151,049      $ 133,191      $ 226,077      $(197,854)     $ 312,463
                                                             =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                   Thermadyne       Total           Total
                                                       LLC        Guarantors    Non-Guarantors  Eliminations         Total
                                                   ----------     ----------    --------------  ------------       ---------

Net sales                                           $      --      $  98,409      $  45,070      $ (23,730)(a)     $ 119,749
Operating expenses:
   Cost of goods sold                                      --         62,583         37,410        (23,539)(a)        76,454
   Selling, general and administrative expenses            --         17,181          7,929             --            25,110
   Amortization of intangibles                             --            362            149             --               511
   Net periodic postretirement benefits                    --            261             --             --               261
   Special charges                                         --          3,983             89             --             4,072
                                                    ---------      ---------      ---------      ---------         ---------
Operating income (loss)                                    --         14,039           (507)          (191)           13,341
Other income (expense):
   Interest expense                                        --        (14,582)        (2,152)           691           (16,043)
   Amortization of deferred financing costs                --           (735)            --             --              (735)
   Equity in net loss of subsidiaries                  (4,864)            --             --          4,864                --
   Other                                                   --             50            626         (1,141)             (465)
                                                    ---------      ---------      ---------      ---------         ---------
Loss before income tax provision                       (4,864)        (1,228)        (2,033)         4,223            (3,902)
Income tax provision                                       --            255            707             --               962
                                                    ---------      ---------      ---------      ---------         ---------
Net loss                                            $  (4,864)     $  (1,483)     $  (2,740)     $   4,223         $  (4,864)
                                                    =========      =========      =========      =========         =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                   Thermadyne        Total          Total
                                                      LLC          Guarantors   Non-Guarantors  Eliminations         Total
                                                   ----------      ----------   --------------  ------------       ---------

Net sales                                           $      --      $ 110,639      $  46,847      $ (24,329)(a)     $ 133,157
Operating expenses:
   Cost of goods sold                                      --         69,786         39,455        (24,053)(a)        85,188
   Selling, general and administrative expenses            --         17,702          7,838             --            25,540
   Amortization of intangibles                             --            464            460             --               924
   Net periodic postretirement benefits                    --            500             --             --               500
   Special charges                                         --          5,553            454             --             6,007
                                                    ---------      ---------      ---------      ---------         ---------
Operating income (loss)                                    --         16,634         (1,360)          (276)           14,998
Other income (expense):
   Interest expense                                        --        (13,892)        (1,912)           830           (14,974)
   Amortization of deferred financing costs                --           (733)           (35)            --              (768)
   Equity in net loss of subsidiaries                  (2,970)            --             --          2,970                --
   Other                                                   --          1,106            987         (1,534)              559
                                                    ---------      ---------      ---------      ---------         ---------
Income (loss) before income tax provision              (2,970)         3,115         (2,320)         1,990              (185)
Income tax provision                                       --          2,316            469             --             2,785
                                                    ---------      ---------      ---------      ---------         ---------
Net income (loss)                                   $  (2,970)     $     799      $  (2,789)     $   1,990         $  (2,970)
                                                    =========      =========      =========      =========         =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                           Thermadyne     Total         Total
                                                              LLC       Guarantors  Non-Guarantors Eliminations      Total
                                                           ---------    ----------  -------------- ------------    --------

Net cash provided by (used in) operating activities        $    150      $(13,422)     $ (2,286)     $  4,223      $(11,335)
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                    --        (4,795)       (1,204)           --        (5,999)
    Change in other assets                                       --          (422)          383            --           (39)
                                                           --------      --------      --------      --------      --------
Net cash used in investing activities                            --        (5,217)         (821)           --        (6,038)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                             --           543          (729)           --          (186)
    Repayment of long-term obligations                       (2,269)          (62)         (809)           --        (3,140)
    Borrowing of long-term obligations                       35,000            14         2,468            --        37,482
    Change in accounts receivable securitization                 --         5,078            --            --         5,078
    Financing fees                                               --            --            34            --            34
    Change in net equity and advances to/from
        subsidiaries                                        (32,882)       37,120           (15)       (4,223)           --
    Other                                                         1            82           837            --           920
                                                           --------      --------      --------      --------      --------
Net cash provided by (used in) financing activities            (150)       42,775         1,786        (4,223)       40,188
                                                           --------      --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents             --        24,136        (1,321)           --        22,815
Cash and cash equivalents at beginning of period                 --         4,536         5,826            --        10,362
                                                           --------      --------      --------      --------      --------
Cash and cash equivalents at end of period                 $     --      $ 28,672      $  4,505      $     --      $ 33,177
                                                           ========      ========      ========      ========      ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                          Thermadyne      Total         Total
                                                              LLC       Guarantors  Non-Guarantors Eliminations      Total
                                                          ----------    ----------  -------------- ------------    --------

Net cash provided by (used in) operating activities        $  1,711      $  5,560      $ (3,748)     $  1,990      $  5,513
Cash flows used in investing activities:
    Capital expenditures, net                                    --        (1,632)       (1,084)           --        (2,716)
    Change in other assets                                       --          (207)         (676)           --          (883)
                                                           --------      --------      --------      --------      --------
Net cash used in investing activities                            --        (1,839)       (1,760)           --        (3,599)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                             --            59            --            --            59
    Repayment of long-term obligations                       (1,449)          (62)       (2,067)           --        (3,578)
    Borrowing of long-term obligations                           --            --         1,538            --         1,538
    Change in accounts receivable securitization                 --        28,586            --            --        28,586
    Financing fees                                               --        (1,146)           12            --        (1,134)
    Change in net equity and advances to/from
        subsidiaries                                           (267)         (581)        2,838        (1,990)           --
    Other                                                         5            75          (600)           --          (520)
                                                           --------      --------      --------      --------      --------
Net cash provided by (used in) financing activities          (1,711)       26,931         1,721        (1,990)       24,951
                                                           --------      --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents             --        30,652        (3,787)           --        26,865
Cash and cash equivalents at beginning of period                 --         2,566        10,755            --        13,321
                                                           --------      --------      --------      --------      --------
Cash and cash equivalents at end of period                 $     --      $ 33,218      $  6,968      $     --      $ 40,186
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

Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure, but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes Adjusted EBITDA is a useful supplement to net loss and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales were $119.7 million for the three months ended March 31, 2001 and $133.2 million for the three months ended March 31, 2000. In a comparison of 2001 and 2000 first quarters, domestic sales were down by 11.9% and international sales were down by 6.8%. Weak economic conditions in the foreign markets along with changes in foreign currency exchange rates have resulted in the decrease in sales in Australia, Canada, and the European markets. The Company's domestic sales were plagued by weak conditions in the industrial sector of the economy.

Cost of goods sold as a percentage of sales for the three months ended March 31, 2001 and March 31, 2000 was 63.8% and 64.0%, respectively. This slight improvement is the net result of cost reduction efforts, including the relocation of production to lower cost markets, partially offset by lower absorption of fixed factory costs as a result of lower volume levels.

Selling, general and administrative costs were $25.1 and $25.5 million for the three months ended March 31, 2001 and 2000, respectively. The Company's continued focus on reducing its cost of doing business resulted in this modest decrease. As a percentage of sales, selling, general and administrative expenses were 21.0% for the three months ended March 31, 2001 and 19.2% for the three months ended March 31, 2000. The increase in this percentage results mostly from lower sales as a majority of these expenses are fixed in nature.

Special charges of $4.1 million were incurred during the first three months of 2001. These charge relate to the relocation of production to Mexico and Asia, the ongoing information technology and business process reengineering projects and severance costs incurred in the first quarter of 2001.

In the first quarter of 2000, special charges of $6.0 million were recorded in connection with relocation of production to Mexico and Asia, severance costs, and costs associated with the reorganization of the Company's Australian business.

An income tax provision of $0.9 million was reported for the first quarter of 2001 on a pre-tax loss of $8.9 million. This provision is due primarily to foreign taxable income. This compares to an income tax provision of $2.8 million in the first quarter of 2000 on a pre-tax loss of $4.8 million.

Adjusted EBITDA was $21.9 million for the three months ended March 31, 2001 or 18.3% of sales. This compares to Adjusted EBITDA of $26.6 million or 20.0% of sales for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities used cash of $11.3 million during the three month period ended March 31, 2001, which compares to cash provided of $5.5 million during the comparable time period in 2000. Operating assets and liabilities used cash of $12.0 million during the first quarter of 2001 which compares to cash provided of $2.1 million during the comparable three month period in 2000. Inventory used $2.4 million more in cash during the first quarter compared to the same period last year as the Company increased safety stock levels as the move of production to Mexico proceeds. Accounts payable provided $2.7 million less in cash in the quarter ended March 31, 2001 compared to the same three month period last year with the difference resulting from the timing of payments together with lower levels of raw materials. Accrued liabilities used $4.2 million of cash during the quarter compared to cash provided of $.3 million for the year earlier period. The difference relates mostly to approximately $4.2 million of severance costs accrued in the first quarter of 2000 related to the move of production to Mexico. A net loss of $9.9 million was reported for the first quarter of 2001 in comparison to a net loss of $7.6 million for the first quarter of 2000. These net loss amounts included $10.6 million and $11.0 million of non-cash charges for the three-month periods ended March 31, 2001 and 2000, respectively.

Investing activities used cash of $6.0 million in the first quarter of 2001, an increase of $2.4 million from the comparable period of 2000. This increase resulted primarily from an increase in capital expenditures. Financing activities provided cash of $40.1 during the first quarter of 2001, compared to $25.0 for the quarter ended March 31, 2000. This increase in cash resulted mainly from increased borrowings of long-term debt.

Liquidity

The Company has $792 million in outstanding indebtedness as of March 31, 2001, including $336 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, the Company was in violation of certain financial covenants with respect to the New Credit Facility. However, in a waiver and second amendment to the New Credit Facility, dated as of March 31, 2001 (the "Waiver"), the Company's bank lenders waived their right, through May 23, 2001, to call the outstanding indebtedness under the New Credit Facility as a result of these violations. The Waiver limited, among other things, the Company's ability to pay, and the Company did not pay, interest due on May 1, 2001, on the 10.75% Subordinated Notes, due November 1, 2003 (the "Subordinated Notes"). The Company remains within a 30-day cure period provided under the related Indenture and is currently not in violation of this agreement. During the period of the Waiver, the Company will evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers. The Company has determined it is probable it will not be able to cure the default under the New Credit Facility prior to the lapse of the Waiver and has therefore reclassified $754 to current liabilities, in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", which includes all amounts outstanding under the New Credit Facility together with amounts owned under the Senior Subordinated Notes, the Debentures, the Junior Notes and the Subordinated Notes, all of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

The waiver also restricts the Company's ability to incur additional indebtedness. Cash on hand and operating cash flow are expected to be the Company's principal sources of liquidity in the near term. While these sources are expected to be sufficient to meet working capital and capital expenditure needs, they would not be adequate to meet debt service requirements in the event of an acceleration of indebtedness.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the first quarter of 2001. Refer to the Company's discussion in its Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

          None

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMADYNE HOLDINGS CORPORATION


                               By: /s/ Karl R. Wyss
                                   --------------------------------------------
                                   Karl R. Wyss
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                               By: /s/ James H. Tate
                                   --------------------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: May 14, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMADYNE MFG. LLC


                               By: /s/ Karl R. Wyss
                                   --------------------------------------------
                                   Karl R. Wyss
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                               By: /s/ James H. Tate
                                   --------------------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: May 14, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMADYNE CAPITAL CORP.


                               By: /s/  Karl R. Wyss
                                   --------------------------------------------
                                   Karl R. Wyss
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                               By: /s/ James H. Tate
                                   --------------------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: May 14, 2001