Form 10-Q/A
period 2001-03-31
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2001-05-25
CIK 850660, 1063381, 1063382

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

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.      Condensed Consolidated Financial Statements of
                      Thermadyne Holdings Corporation

                      Condensed Consolidated Balance Sheets...........................................................4
                      Condensed Consolidated Statements of Operations.................................................5
                      Condensed Consolidated Statements of Cash Flows.................................................6
                      Notes to Condensed Consolidated Financial Statements.......................................7 - 10

                      Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC

                      Condensed Consolidated Balance Sheets..........................................................11
                      Condensed Consolidated Statements of Operations................................................12
                      Condensed Consolidated Statements of Cash Flows................................................13
                      Notes to Condensed Consolidated Financial Statements......................................14 - 21

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..........................................22 - 23

SIGNATURES......................................................................................................24 - 26

                                Explanatory Note


     The registrants hereby amend this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, initially filed with the Securities and Exchange Commission on May 14, 2001, to correct an error contained in Note 7 to the Condensed Consolidated Financial Statements of each of Thermadyne Holdings Corporation and Thermadyne Mfg. LLC in Item 1 of Part I thereof and in the discussion under the "Liquidity" caption of Item 2 of Part I thereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Each such item is set forth in its entirety, as amended.

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

7.   LONG-TERM OBLIGATIONS

     The Company has $792 million in outstanding indebtedness as of March 31, 2001, including $357 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, the Company was in violation of certain financial covenants with respect to the New Credit Facility. However, in a waiver and second amendment to the New Credit Facility, dated as of March 31, 2001 (the "Waiver"), the Company's bank lenders waived their right, through May 23, 2001, to call the outstanding indebtedness under the New Credit Facility as a result of these violations. The Waiver limited, among other things, the Company's ability to pay, and the Company did not pay, interest due on May 1, 2001, on the 10.75% Subordinated Notes, due November 1, 2003 (the "Subordinated Notes"). The Company remains within a 30-day cure period provided under the related Indenture and is currently not in violation of this agreement. During the period of the Waiver, the Company will evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers. The Company has determined it is probable it will not be able to cure the default under the New Credit Facility prior to the lapse of the Waiver and has therefore reclassified $754 million of indebtedness to current liabilities, in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", which includes all amounts outstanding under the New Credit Facility together with amounts owned under the Senior Subordinated Notes, the Debentures, the Junior Notes and the Subordinated Notes, all of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

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

7.   LONG-TERM OBLIGATIONS

     The Company has $621 million in outstanding indebtedness as of March 31, 2001, including $357 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, the Company was in violation of certain financial covenants with respect to the New Credit Facility. However, in a waiver and second amendment to the New Credit Facility, dated as of March 31, 2001 (the "Waiver"), the Company's bank lenders waived their right, through May 23, 2001, to call the outstanding indebtedness under the New Credit Facility as a result of these violations. During the period of the Waiver, the Company will evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers. The Company has determined it is probable it will not be able to cure the default under the New Credit Facility prior to the lapse of the Waiver and has therefore reclassified $583 million of indebtedness to current liabilities, in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", which includes all amounts outstanding under the New Credit Facility together with amounts owed under the Senior Subordinated Notes and the Junior Notes both of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

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

Liquidity

The Company has $792 million in outstanding indebtedness as of March 31, 2001, including $357 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, the Company was in violation of certain financial covenants with respect to the New Credit Facility. However, in a waiver and second amendment to the New Credit Facility, dated as of March 31, 2001 (the "Waiver"), the Company's bank lenders waived their right, through May 23, 2001, to call the outstanding indebtedness under the New Credit Facility as a result of these violations. The Waiver limited, among other things, the Company's ability to pay, and the Company did not pay, interest due on May 1, 2001, on the 10.75% Subordinated Notes, due November 1, 2003 (the "Subordinated Notes"). The Company remains within a 30-day cure period provided under the related Indenture and is currently not in violation of this agreement. During the period of the Waiver, the Company will evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers. The Company has determined it is probable it will not be able to cure the default under the New Credit Facility prior to the lapse of the Waiver and has therefore reclassified $754 to current liabilities, in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", which includes all amounts outstanding under the New Credit Facility together with amounts owned under the Senior Subordinated Notes, the Debentures, the Junior Notes and the Subordinated Notes, all of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

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

Date: May 25, 2001

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

Date: May 25, 2001

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

Date: May 25, 2001