Form 10-Q
period 2002-06-30
THERMADYNE HOLDINGS CORP /DE; THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC
filed 2002-08-14
CIK 850660, 1063381, 1063382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                June 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number 0-23378
                                                -------

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                            74-2482571
-----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

                        Commission file number 333-57457
                                               ---------

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                            74-2878452
-----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

                        Commission file number 333-57457
                                               ---------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                                            74-2878453
-----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

101 S. Hanley, St. Louis, MO                               63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code   (314) 721-5573
                                                   -----------------------------

Indicate by [v] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes  X  No
                                                                    ---    ---

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of July 31, 2002 was 3,590,326.

Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction H(1) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements of
                  Thermadyne Holdings Corporation (Unaudited)

                  Condensed Consolidated Balance Sheets...............................................................3
                  Condensed Consolidated Statements of Operations.....................................................4
                  Condensed Consolidated Statements of Cash Flows.....................................................5
                  Notes to Condensed Consolidated Financial Statements.............................................6-17

                  Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC (Unaudited)

                  Condensed Consolidated Balance Sheets..............................................................18
                  Condensed Consolidated Statements of Operations....................................................19
                  Condensed Consolidated Statements of Cash Flows....................................................20
                  Notes to Condensed Consolidated Financial Statements............................................21-34

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations................................................35-41

PART II - OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K...................................................................42

SIGNATURES........................................................................................................43-45

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             June 30,        December 31,
                                                                               2002              2001
                                                                           ------------      ------------
                                                                           (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                              $     14,112      $     14,800
    Accounts receivable, less allowance for doubtful
       accounts of $4,413 and $3,376, respectively                               84,566            75,816
    Inventories                                                                  95,292            89,748
    Prepaid expenses and other                                                   13,148            14,600
                                                                           ------------      ------------
          Total current assets                                                  207,118           194,964
Property, plant and equipment, at cost, net                                      78,288            81,012
Deferred financing costs, net                                                    12,168            13,825
Intangibles, at cost, net                                                        13,548            13,422
Deferred income taxes                                                                96               248
Other assets                                                                      7,507             6,922
                                                                           ------------      ------------
          Total assets                                                     $    318,725      $    310,393
                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                       $     24,502      $     19,520
    Accrued and other liabilities                                                28,336            25,410
    Accrued interest                                                                109               471
    Income taxes payable                                                          1,216               508
    Current maturities of long-term obligations                                  13,735            11,606
                                                                           ------------      ------------
         Total current liabilities                                               67,898            57,515
Liabilities subject to compromise                                               835,332           834,478
Long-term obligations, less current maturities                                   20,190            21,084
Other long-term liabilities                                                      43,117            43,868
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                                      78,509            78,509
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       and 3,590,286 shares issued and outstanding                                   36                36
    Additional paid-in capital                                                 (128,523)         (128,523)
    Accumulated deficit                                                        (556,265)         (553,008)
    Management loans                                                             (1,467)           (1,344)
    Accumulated other comprehensive loss                                        (40,102)          (42,222)
                                                                           ------------      ------------
         Total shareholders' deficit                                           (726,321)         (725,061)
                                                                           ------------      ------------
         Total liabilities and shareholders' deficit                       $    318,725      $    310,393
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

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months      Three Months       Six Months        Six Months
                                                               Ended             Ended             Ended             Ended
                                                           June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                           -------------     -------------     -------------     -------------

Net sales                                                   $    108,076      $    111,992      $    210,763      $    231,741
Operating expenses:
    Cost of goods sold                                            67,844            75,309           135,393           151,763
    Selling, general and administrative expenses                  27,345            24,926            53,335            50,036
    Amortization of intangibles                                      226               530               574             1,041
    Net periodic postretirement benefits                             288               288               576               549
    Special charges                                                1,081             5,156             1,800             9,228
                                                            ------------      ------------      ------------      ------------
    Operating income                                              11,292             5,783            19,085            19,124
Other income (expense):
    Interest expense (contractual interest expense of
       $17,693 and $35,562 for the three and six
       months ended June 30, 2002, respectively)                  (5,656)          (20,241)          (11,636)          (41,294)
    Amortization of deferred financing costs                        (829)             (828)           (1,658)           (1,657)
    Other, net                                                    (1,642)             (362)           (1,511)             (770)
                                                            ------------      ------------      ------------      ------------
Income (loss) before reorganization items and
    income tax provision                                           3,165           (15,648)            4,280           (24,597)
Reorganization items                                               2,897             1,959             6,047             1,959
                                                            ------------      ------------      ------------      ------------
Income (loss) before income tax provision                            268           (17,607)           (1,767)          (26,556)
Income tax provision                                                 774               688             1,490             1,650
                                                            ------------      ------------      ------------      ------------
Net loss                                                            (506)          (18,295)           (3,257)          (28,206)
Preferred stock dividends (paid in kind)                              --             2,343                --             4,612
                                                            ------------      ------------      ------------      ------------
Net loss applicable to common shares                        $       (506)     $    (20,638)     $     (3,257)     $    (32,818)
                                                            ============      ============      ============      ============

Basic and diluted loss per share amounts:
    Net loss                                                $      (0.14)     $      (5.10)     $      (0.91)     $      (7.86)
    Net loss applicable to common shares                    $      (0.14)     $      (5.75)     $      (0.91)     $      (9.14)


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                        Six Months        Six Months
                                                                          Ended             Ended
                                                                      June 30, 2002     June 30, 2001
                                                                      -------------     -------------

Cash flows provided by (used in) operating activities:
    Net loss                                                           $     (3,257)     $    (28,206)
Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                                        576               549
    Depreciation                                                              7,434             7,725
    Amortization of intangibles                                                 574             1,041
    Amortization of deferred financing costs                                  1,658             1,657
    Deferred income taxes                                                       255               251
    Non-cash interest expense                                                    --            10,337
Changes in operating assets and liabilities:
    Accounts receivable                                                      (6,489)           (3,293)
    Inventories                                                              (4,156)           (4,464)
    Prepaid expenses and other                                                1,528            (1,316)
    Accounts payable                                                          2,451            (5,690)
    Accrued and other liabilities                                             2,714            (2,174)
    Accrued interest                                                           (372)           12,103
    Income taxes payable                                                        730               579
    Other long-term liabilities                                              (2,124)           (1,224)
                                                                       ------------      ------------
       Total adjustments                                                      4,779            16,081
                                                                       ------------      ------------
       Net cash provided by (used in) operating activities                    1,522           (12,125)
                                                                       ------------      ------------
Cash flows used in investing activities:
    Capital expenditures, net                                                (3,950)          (11,239)
    Change in other assets                                                     (665)             (511)
                                                                       ------------      ------------
       Net cash used in investing activities                                 (4,615)          (11,750)
                                                                       ------------      ------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                             297              (160)
    Borrowing under debtor-in-possession credit facility                      1,500                --
    Repayment of long-term obligations                                       (1,748)           (7,548)
    Borrowing of long-term obligations                                        1,246            38,930
    Change in accounts receivable securitization                                 --             2,509
    Financing fees                                                               --                40
    Other                                                                     1,110             1,038
                                                                       ------------      ------------
       Net cash provided by financing activities                              2,405            34,809
                                                                       ------------      ------------
Net (decrease) increase in cash and cash equivalents                           (688)           10,934
Cash and cash equivalents at beginning of period                             14,800            10,362
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $     14,112      $     21,296
                                                                       ============      ============



     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         Thermadyne Holdings Corporation ("Thermadyne" or the "Company"), a Delaware corporation, is a global manufacturer of cutting and welding products and accessories.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         BANKRUPTCY FILING

         On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of June 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of June 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $4.4 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain), and other customary provisions.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended June 30, 2002, was $5.1 million, $1.0 million, $4.6 million and $1.3 million, respectively, and for the six months ended June 30, 2002, was $10.2 million, $2.0 million, $9.2 million and $2.6 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three or six-month periods ended June 30, 2002. Contractual dividends for the redeemable preferred stock were $2.7 million and $5.2 million for the three and six months ended June 30, 2002, respectively, but no dividends were recorded during these periods. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $17.7 million and $35.6 million, for the three and six-month periods ended June 30, 2002, respectively, which was $12.0 million and $23.9 million in excess of reported interest, respectively.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

         The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditors' committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

         Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the third calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On July 30, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through August 30, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

         Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

         The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

         LIABILITIES SUBJECT TO COMPROMISE

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the accompanying balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise consisted of the following:


                                                         June 30, 2002   December 31, 2001
                                                         -------------   -----------------

         Trade accounts payable                           $     15,915     $     17,334
         Accrued and other liabilities                           3,756            3,500
         Accrued interest                                       24,809           24,809
         Accrued income taxes                                   11,290           11,290
         Old Credit Facility                                   355,682          353,437
         Senior Subordinated Notes                             207,000          207,000
         Debentures                                            145,066          145,066
         Subordinated Notes                                     37,060           37,060
         Junior Notes                                           33,427           33,427
         Other long-term obligations                             1,327            1,555
                                                          ------------     ------------
                 Total                                    $    835,332     $    834,478
                                                          ============     ============

         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended June 30, 2002, include $1.7 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.1 million of other reorganization costs. For the six months ended June 30, 2002, reorganization items include $4.0 million of professional fees and expenses, $1.0 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.3 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

         SPECIAL CHARGES

         Special charges incurred during the three months ended June 30, 2002, include $0.8 million related to an information technology transformation project and $0.3 million related to logistics initiatives. For the six months ended June 30, 2002, special charges include $1.3 million related to the information technology transformation initiative and $0.5 related to the logistics projects. Included in special charges for the three months ended June 30, 2001, are costs of approximately

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         $1.2 million related to the relocation of production to Mexico and Asia and $4.0 million related to the information technology and business reengineering project. For the six months ended June 30, 2001, special charges of $9.2 million include $2.2 million related to the relocation of production to Mexico and Asia, $6.6 million related to an information technology transformation and related business process reengineering project, and $0.4 million related primarily to severance costs.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not effect net loss.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                                  Six              Six
                                                 Months           Months
                                                  Ended            Ended
                                              June 30, 2002    June 30, 2001
                                              -------------    -------------

         Interest paid                         $     11,998     $     18,842
         Taxes paid                                     529              631

         Operating cash disbursements for the six months ended June 30, 2002, related to the reorganization were $5.5 million and include $4.0 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.4 million of other reorganization related disbursements. For the six months ended June 30, 2001, operating cash disbursements related to the reorganization were $2.0 million and included approximately $1.8 million of professional fees and expenses and $0.2 million of bank fees.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                                   Three             Three             Six               Six
                                                                  Months            Months            Months            Months
                                                                   Ended             Ended             Ended             Ended
                                                               June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                               -------------     -------------     -------------     -------------

         Numerator:
             Net loss                                           $       (506)     $    (18,295)     $     (3,257)     $    (28,206)
             Preferred stock dividends (paid in kind)                     --            (2,343)               --            (4,612)
                                                                ------------      ------------      ------------      ------------
             Net loss applicable to common shares               $       (506)     $    (20,638)     $     (3,257)     $    (32,818)
                                                                ============      ============      ============      ============

         Denominator:
             Weighted average shares-basic and diluted             3,590,326         3,590,326         3,590,326         3,590,326
                                                                ============      ============      ============      ============

         Basic and diluted loss per share amounts:
             Net loss                                           $      (0.14)     $      (5.10)     $      (0.91)     $      (7.86)
             Preferred stock dividends (paid in kind)                     --             (0.65)               --             (1.28)
                                                                ------------      ------------      ------------      ------------
             Net loss applicable to common shares               $      (0.14)     $      (5.75)     $      (0.91)     $      (9.14)
                                                                ============      ============      ============      ============

2.       INVENTORIES

         The composition of inventories was as follows:

                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------

         Raw materials                         $     19,113      $     18,142
         Work-in-process                             27,209            25,517
         Finished Goods                              49,846            46,442
         LIFO reserve                                  (876)             (353)
                                               ------------      ------------
         Total                                 $     95,292      $     89,748
                                               ============      ============

3.       SEGMENT INFORMATION

         The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


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

                                                                                          Other
                                            United                      Australia/      Geographic
                                            States         Europe          Asia           Regions         Other       Consolidated
                                          -----------    -----------    -----------     -----------    -----------    ------------
Six Months Ended June 30, 2002

    Revenue from external customers       $   138,874    $    24,751    $    21,414     $    25,724    $        --     $   210,763
    Intersegment revenues                      12,268          2,452            289           1,500        (16,509)             --
    Operating income (loss)                    28,395          1,426         (1,170)          2,074        (11,640)         19,085

Six Months Ended June 30, 2001

    Revenue from external customers       $   156,634    $    24,340    $    22,283     $    28,484    $        --     $   231,741
    Intersegment revenues                      14,543          6,760            818              --        (22,121)             --
    Operating income (loss)                    30,825          1,831         (2,060)            868        (12,340)         19,124

4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) totaled $1,941 and $(20,250) for the three months ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and June 30, 2001, comprehensive loss was $(1,137) and $(32,702), respectively.

5.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of June 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of June 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $4.4 million under the DIP Facility.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures, and the Junior Notes. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended June 30, 2002, was $5.1 million, $1.0 million, $4.6 million and $1.3 million, respectively, and for the six months ended June 30, 2002, was $10.2 million, $2.0 million, $9.2 million and $2.6 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three or six-month periods ended June 30, 2002. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142".) SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In addition, SFAS 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

         The Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During the second quarter of 2001 the Company recorded $91 of goodwill amortization. Excluding this expense the Company's net loss, net loss applicable to common shares, basic and diluted net loss per share, and basic and diluted net loss applicable to common shares would have been $18,204, $20,547, $5.07 and $5.72, respectively. During the first half of 2001 the Company recorded $135 of goodwill amortization. Excluding this expense the Company's net loss, net loss applicable to common shares, basic and diluted net loss per share, and basic and diluted net loss applicable to common shares would have been $28,071, $32,683, $7.82 and $9.10, respectively.

         The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $25,843 at June 30, 2002 and December 31, 2001. Accumulated amortization totaled $13,675 and $12,018 at June 30, 2002 and December 31, 2001,
         respectively. Amortization expense amounted to $829 for the three-month period ended June 30, 2002 and was $828 for the quarter ended June 30, 2001. For the first six months of 2002 and 2001, amortization expense was $1,658 and $1,657, respectively. Amortization expense for fiscal 2002 to 2006 is expected to be as follows: $3,316, $3,316, $3,316,
         $3,316, and $561.

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $11,295 and $11,420 at June 30, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,484 and $9,353 at June 30, 2002 and

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         December 31, 2001, respectively. Amortization expense amounted to $226 and $439 for the three-month periods ended June 30, 2002 and 2001, respectively, and was $574 and $906 for the six months ended
         June, 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $1,700 in 2002 and $370 in 2003.

         The adoption of SFAS 142 did not have a significant impact on the Company's financial position or results of operations. However, the ultimate value of the Company's assets is uncertain and may change materially when the Company emerges from bankruptcy.

7.       DEBTOR FINANCIAL INFORMATION

         The following is condensed combined financial information for the Debtors. The combined financial statements have been prepared on the same basis as the consolidated financial statements. Liabilities subject to compromise shown on the June 30, 2002, and December 31, 2001 condensed combined balance sheets exclude the portion of the Term A Facility carried on the books of two foreign subsidiaries, which totaled $21,938 and $19,824, respectively.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                    CONDENSED COMBINED DEBTOR BALANCE SHEETS

                                                              June 30,        December 31,
                                                                2002              2001
                                                            ------------      ------------
ASSETS

Current Assets:
     Cash and cash equivalents                              $      6,405      $      7,332
     Accounts receivable                                          44,123            41,516
     Inventories                                                  53,940            51,505
     Prepaid expenses and other                                    9,781            11,360
                                                            ------------      ------------
        Total current assets                                     114,249           111,713
Property, plant and equipment, at cost, net                       42,066            42,033
Deferred financing costs, net                                     12,168            13,825
Intangibles, at cost, net                                          6,071             6,461
Other assets                                                       3,460             2,827
                                                            ------------      ------------
        Total assets                                        $    178,014      $    176,859
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                       $      5,344      $      4,960
     Accrued and other liabilities                                19,867            18,392
     Accrued interest                                                 98               465
     Income taxes payable                                            159                11
     Current maturities of long-term obligations                  10,479             8,962
                                                            ------------      ------------
        Total current liabilities                                 35,947            32,790
Liabilities subject to compromise                                813,394           814,654
Long-term obligations, less current maturities                    15,193            15,483
Other long-term liabilities                                       33,960            34,471
Redeemable preferred stock                                        78,509            78,509
Shareholders' equity (deficit):
     Common stock                                                     36                36
     Additional paid-in-capital                                 (129,990)         (129,867)
     Accumulated other comprehensive loss                        (19,209)          (26,914)
     Accumulated deficit                                        (492,895)         (491,447)
                                                            ------------      ------------
        Total shareholders' deficit                             (642,058)         (648,192)
Net equity and advances to/from subsidiaries                    (156,931)         (150,856)
                                                            ------------      ------------
     Total liabilities and shareholders' deficit            $    178,014      $    176,859
                                                            ============      ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                      Three Months      Three Months       Six Months        Six Months
                                                          Ended             Ended             Ended             Ended
                                                      June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                      -------------     -------------     -------------     -------------

Net sales                                              $     82,293      $     88,140      $    163,246      $    186,549
Operating expenses:
    Cost of goods sold                                       51,093            59,686           103,410           122,269
    Selling, general and administrative expenses             20,514            17,699            40,139            34,880
    Amortization of intangibles                                 191               360               482               722
    Net periodic postretirement benefits                        288               288               576               549
    Special charges                                           1,081             5,156             1,800             9,228
                                                       ------------      ------------      ------------      ------------
    Operating income                                          9,126             4,951            16,839            18,901
Other income (expense):
    Interest expense                                         (5,182)          (19,489)           (9,700)          (39,838)
    Amortization of deferred financing costs                   (829)             (828)           (1,658)           (1,657)
    Other, net                                                 (406)              479              (596)              909
                                                       ------------      ------------      ------------      ------------
Income (loss) before reorganization items and
    income tax provision                                      2,709           (14,887)            4,885           (21,685)
Reorganization items                                          2,897             1,959             6,047             1,959
                                                       ------------      ------------      ------------      ------------
Loss before income tax provision                               (188)          (16,846)           (1,162)          (23,644)
Income tax provision                                             29                33               202               288
                                                       ------------      ------------      ------------      ------------
Net loss                                                       (217)          (16,879)           (1,364)          (23,932)
Preferred stock dividends (paid in kind)                         --             2,343                --             4,612
                                                       ------------      ------------      ------------      ------------
Net loss applicable to common shares                   $       (217)     $    (19,222)     $     (1,364)     $    (28,544)
                                                       ============      ============      ============      ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                                       Six Months        Six Months
                                                                          Ended             Ended
                                                                      June 30, 2002     June 30, 2001
                                                                      -------------     -------------

Net cash provided by (used in) in operating activities                 $        341      $    (11,362)
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                                (3,504)           (8,402)
    Change in other assets                                                     (725)              524
                                                                       ------------      ------------
       Net cash used in investing activities                                 (4,229)           (7,878)
Cash flows provided by (used in) financing activities:
    Borrowing under debtor-in-possession credit facility                      1,500                --
    Repayment of long-term obligations                                          (91)           (4,608)
    Borrowing of long-term obligations                                          130            35,028
    Change in accounts receivable securitization                                 --             2,509
    Other                                                                     1,422            (3,292)
                                                                       ------------      ------------
Net cash provided by (used in) financing activities:                          2,961            29,637
                                                                       ------------      ------------
Net (decrease) increase in cash and cash equivalents                           (927)           10,397
Cash and cash equivalents at beginning of year                                7,332             4,536
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $      6,405      $     14,933
                                                                       ============      ============

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   June 30,        December 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                 (Unaudited)

ASSETS

Current Assets:
     Cash and cash equivalents                                   $     14,112      $     14,800
     Accounts receivable, less allowance for doubtful
        accounts of $4,413 and $3,376, respectively                    84,566            75,816
     Inventories                                                       95,292            89,748
     Prepaid expenses and other                                        13,148            14,600
                                                                 ------------      ------------
        Total current assets                                          207,118           194,964
Property, plant and equipment, at cost, net                            78,288            81,012
Deferred financing costs, net                                           9,940            11,409
Intangibles, at cost, net                                              13,548            13,422
Deferred income taxes                                                      96               248
Other assets                                                            4,419             3,834
                                                                 ------------      ------------
        Total assets                                             $    313,409      $    304,889
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                            $     24,502      $     19,520
     Accrued and other liabilities                                     28,336            25,410
     Accrued interest                                                     109               471
     Income taxes payable                                               1,216               508
     Current maturities of long-term obligations                       13,735            11,606
                                                                 ------------      ------------
        Total current liabilities                                      67,898            57,515
Liabilities subject to compromise                                     648,890           648,036
Long-term obligations, less current maturities                         20,190            21,084
Other long-term liabilities                                            43,117            43,868
Shareholders' deficit:
     Accumulated deficit                                             (505,558)         (502,366)
     Accumulated other comprehensive loss                             (40,102)          (42,222)
                                                                 ------------      ------------
        Total shareholders' deficit                                  (545,660)         (544,588)
Net equity and advances to/from parent                                 78,974            78,974
                                                                 ------------      ------------
        Total liabilities and shareholders' deficit              $    313,409      $    304,889
                                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Three Months      Three Months       Six Months        Six Months
                                                               Ended             Ended             Ended             Ended
                                                           June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                           -------------     -------------     -------------     -------------

Net sales                                                   $    108,076      $    111,992      $    210,763      $    231,741
Operating expenses:
    Cost of goods sold                                            67,844            75,309           135,393           151,763
    Selling, general and administrative expenses                  27,345            24,926            53,335            50,036
    Amortization of intangibles                                      226               530               574             1,041
    Net periodic postretirement benefits                             288               288               576               549
    Special charges                                                1,081             5,156             1,800             9,228
                                                            ------------      ------------      ------------      ------------
    Operating income                                              11,292             5,783            19,085            19,124
Other income (expense):
    Interest expense (contractual interest expense
       of $12,067 and $24,410 for the three and
       six month periods ended June 30, 2002)                     (5,656)          (15,144)          (11,636)          (31,187)
    Amortization of deferred financing costs                        (735)             (735)           (1,470)           (1,470)
    Other, net                                                    (1,704)             (420)           (1,634)             (885)
                                                            ------------      ------------      ------------      ------------
Income (loss) before reorganization items and
    income tax provision                                           3,197           (10,516)            4,345           (14,418)
Reorganization items                                               2,897             1,959             6,047             1,959
                                                            ------------      ------------      ------------      ------------
Income (loss) before income tax provision                            300           (12,475)           (1,702)          (16,377)
Income tax provision                                                 774               688             1,490             1,650
                                                            ------------      ------------      ------------      ------------
Net loss                                                    $       (474)     $    (13,163)     $     (3,192)     $    (18,027)
                                                            ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six Months        Six Months
                                                                              Ended             Ended
                                                                          June 30, 2002     June 30, 2001
                                                                          -------------     -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                               $     (3,192)     $    (18,027)
    Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
       Net periodic postretirement benefits                                         576               549
       Depreciation                                                               7,434             7,725
       Amortization of intangibles                                                  574             1,041
       Amortization of deferred financing costs                                   1,470             1,470
       Deferred income taxes                                                        255               251
       Non-cash interest expense                                                     --             2,221
    Changes in operating assets and liabilities:
       Accounts receivable                                                       (6,489)           (2,971)
       Inventories                                                               (4,156)           (4,786)
       Prepaid expenses and other                                                 1,528            (1,316)
       Accounts payable                                                           2,451            (5,690)
       Accrued and other liabilities                                              2,714            (2,174)
       Accrued interest                                                            (372)           10,111
       Income taxes payable                                                         730               579
       Other long-term liabilities                                               (2,124)           (1,224)
                                                                           ------------      ------------
          Total adjustments                                                       4,591             5,786
                                                                           ------------      ------------
          Net cash provided by (used in) operating activities                     1,399           (12,241)
                                                                           ------------      ------------
    Cash flows used in investing activities:
       Capital expenditures, net                                                 (3,950)          (11,239)
       Change in other assets                                                      (665)             (511)
                                                                           ------------      ------------
          Net cash used in investing activities                                  (4,615)          (11,750)
                                                                           ------------      ------------
    Cash flows provided by financing activities:
       Change in long-term receivables                                              297              (160)
       Borrowing under debtor-in-possession credit facility                       1,500                --
       Repayment of long-term obligations                                        (1,748)           (7,548)
       Borrowing of long-term obligations                                         1,246            38,930
       Change in accounts receivable securitization                                  --             2,509
       Financing fees                                                                --                40
       Other                                                                      1,233             1,154
                                                                           ------------      ------------
          Net cash provided by financing activities                               2,528            34,925
                                                                           ------------      ------------
    Net (decrease) increase in cash and cash equivalents                           (688)           10,934
    Cash and cash equivalents at beginning of period                             14,800            10,362
                                                                           ------------      ------------
    Cash and cash equivalents at end of period                             $     14,112      $     21,296
                                                                           ============      ============

     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in the report, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC. The Company is a global manufacturer of cutting and welding products and accessories.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         CO-ISSUER

         Thermadyne Capital was formed solely for the purpose of serving as a co-issuer of the 9-7/8% Senior Subordinated Notes due 2008. Thermadyne Capital has no substantial assets or liabilities and no operations of any kind, and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

         BANKRUPTCY FILING

         On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of June 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of June 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $4.4 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain), and other customary provisions.

         As of December 1, 2001, Thermadyne LLC discontinued accruing interest on the Senior Subordinated Notes and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"). Contractual interest on the Senior Subordinated Notes and the Junior Notes for the quarter ended June 30, 2002, was $5.1 million and $1.3 million, respectively, and for the six months ended June 30, 2002, was $10.2 million and $2.6 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during the three or six-month periods ended June 30, 2002. As part of the Court order approving the DIP Facility, the Company was required to continue making period interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $12.1 million and $24.4 million, for the three and six-month periods ended June 30, 2002, respectively, which was $6.4 million and $12.8 million in excess of reported interest, respectively.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

         The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

         Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the third calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On July 30, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through August 30, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

         Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

         The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

         LIABILITIES SUBJECT TO COMPROMISE

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the accompanying balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise consisted of the following:

                                              June 30, 2002   December 31, 2001
                                              -------------   -----------------

         Trade accounts payable                $     15,915     $     17,334
         Accrued and other liabilities                3,756            3,500
         Accrued interest                            20,493           20,493
         Accrued income taxes                        11,290           11,290
         Old Credit Facility                        355,682          353,437
         Senior Subordinated Notes                  207,000          207,000
         Junior Notes                                33,427           33,427
         Other long-term obligations                  1,327            1,555
                                               ------------     ------------
                 Total                         $    648,890     $    648,036
                                               ============     ============

         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended June 30, 2002, include $1.7 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.1 million of other reorganization costs. For the six months ended June 30, 2002, reorganization items include $4.0 million of professional fees and expenses, $1.0 million of expenses related to

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.3 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

         SPECIAL CHARGES

         Special charges incurred during the three months ended June 30, 2002, include $0.8 million related to an information technology transformation project and $0.3 million related to logistics initiatives. For the six months ended June 30, 2002, special charges include $1.3 million related to the information technology transformation initiative and $0.5 related to the logistics projects. Included in special charges for the three months ended June 30, 2001, are costs of approximately $1.2 million related to the relocation of production to Mexico and Asia and $4.0 million related to the information technology and business reengineering project. For the six months ended June 30, 2001, special charges of $9.2 million include $2.2 million related to the relocation of production to Mexico and Asia, $6.6 million related to an information technology transformation and related business process reengineering project, and $0.4 million related primarily to severance costs.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not effect net loss.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                               Six Months       Six Months
                                                  Ended            Ended
                                              June 30, 2002    June 30, 2001
                                              -------------    -------------

         Interest paid                         $     11,998     $     18,842
         Taxes paid                                     529              631

         Operating cash disbursements for the six months ended June 30, 2002, related to the reorganization were $5.5 million and include $4.0 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.4

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         million of other reorganization related disbursements. For the six months ended June 30, 2001, operating cash disbursements related to the reorganization were $2.0 million and included approximately $1.8 million of professional fees and expenses and $0.2 million of bank fees.

2.       INVENTORIES

         The composition of inventories was as follows:

                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------

         Raw materials                         $     19,113      $     18,142
         Work-in-process                             27,209            25,517
         Finished goods                              49,846            46,442
         LIFO reserve                                  (876)             (353)
                                               ------------      ------------
         Total                                 $     95,292      $     89,748
                                               ============      ============

3.       SEGMENT INFORMATION

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          Other
                                             United                     Australia/      Geographic
                                             States         Europe         Asia           Regions         Other       Consolidated
                                          -----------    -----------    -----------     -----------    -----------    ------------
Six Months Ended June 30, 2002

    Revenue from external customers       $   138,874    $    24,751    $    21,414     $    25,724    $        --     $   210,763
    Intersegment revenues                      12,268          2,452            289           1,500        (16,509)             --
    Operating income (loss)                    28,395          1,426         (1,170)          2,074        (11,640)         19,085

Six Months Ended June 30, 2001

    Revenue from external customers       $   156,634    $    24,340    $    22,283     $    28,484    $        --     $   231,741
    Intersegment revenues                      14,543          6,760            818              --        (22,121)             --
    Operating income (loss)                    30,825          1,831         (2,060)            868        (12,340)         19,124

4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) totaled $1,973 and $(15,118) for the three months ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, comprehensive loss was $(1,072) and $(22,523), respectively.

5.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of June 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of June 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $4.4 million under the DIP Facility.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes and the Junior Notes. Contractual interest on the Senior Subordinated Notes and the Junior Notes for the quarter ended June 30, 2002, was $5.1 million and $1.3 million, respectively, and for the six months ended June 30, 2002, was $10.2 million and $2.6 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during the three or six-month periods ended June 30, 2002. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142".) SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         amortized over their estimated useful lives. In addition, SFAS 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

         The Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During the second quarter of 2001 the Company recorded $91 of goodwill amortization, and through the first six months of 2001 recorded goodwill amortization of $135. Excluding this expense the Company's net loss would have been $13,072 and $17,892 for the three and six-month periods ended June 30, 2001, respectively.

         The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $22,077 at June 30, 2002 and December 31, 2001. Accumulated amortization totaled $11,137 and $10,668 at June 30, 2002 and December 31, 2001,
         respectively. Amortization expense amounted to $735 for each of the three month periods ended June 30, 2002 and 2001, respectively, and was $1,470 for each of the six-month periods ended June 30, 2002 and 2001, respectively. Amortization expense for fiscal 2002 to 2005 is expected to be as follows: $2,940, $2,940, $2,940, and $2,589.

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $11,295 and $11,420 at June 30, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,484 and $9,353 at June 30, 2002 and December 31, 2001, respectively. Amortization expense amounted to $226 and $439 for the three-month periods ended June 30, 2002 and 2001, respectively, and was $574 and $906 for the six months ended June, 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $1,700 in 2002 and $370 in 2003.

         The adoption of SFAS 142 did not have a significant impact on the Company's financial position or results of operations. However, the ultimate value of the Company's assets is uncertain and may change materially when the Company emerges from bankruptcy.

7.       GUARANTOR SUBSIDIARIES AND DEBTOR FINANCIAL INFORMATION

         Guarantor Subsidiaries

         Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Thermadyne, issued $207 million of Senior Subordinated Notes. Thermadyne received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly-owned by Thermadyne LLC.

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

         Debtor Financial Information

         In the following condensed financial information the combination of the amounts in the columns "Thermadyne LLC" and "Total Guarantors" represents, in all material respects, the financial position of the Debtors, excluding Thermadyne Holdings Corporation, as of June 30, 2002 and December 31, 2001, and their results of operations and cash flows for the three and six-month periods ended June 30, 2002 and 2001. This information was prepared on the same basis as the consolidated financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations      Total
                                                           ----------     ----------   --------------  ------------    ----------
ASSETS

Current Assets:
    Cash and cash equivalents                              $       --     $    6,405     $    7,707     $       --     $   14,112
    Accounts receivable                                            --         44,123         40,443             --         84,566
    Inventories                                                    --         53,940         41,352             --         95,292
    Prepaid expenses and other                                     --          9,781          3,367             --         13,148
                                                           ----------     ----------     ----------     ----------     ----------
         Total current assets                                      --        114,249         92,869             --        207,118
Property, plant and equipment, at cost, net                        --         42,066         36,222             --         78,288
Deferred financing costs, net                                   9,940             --             --             --          9,940
Intangibles, at cost, net                                          --          6,071          7,477             --         13,548
Deferred income taxes                                              --             --             96             --             96
Investment in and advances to/from subsidiaries               168,388             --             --       (168,388)            --
Other assets                                                       --            372          4,047             --          4,419
                                                           ----------     ----------     ----------     ----------     ----------
         Total assets                                      $  178,328     $  162,758     $  140,711     $ (168,388)    $  313,409
                                                           ==========     ==========     ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                       $       --     $    5,344     $   19,158     $       --     $   24,502
    Accrued and other liabilities                                  --         19,867          8,469             --         28,336
    Accrued interest                                               98             --             11             --            109
    Income taxes payable                                           --            159          1,057             --          1,216
    Current maturities of long-term obligations                10,150            329          3,256             --         13,735
                                                           ----------     ----------     ----------     ----------     ----------
         Total current liabilities                             10,248         25,699         31,951             --         67,898
Liabilities subject to compromise                             594,664         32,288         21,938             --        648,890
Long-term obligations, less current maturities                     --         15,193          4,997             --         20,190
Other long-term liabilities                                        --         33,960          9,157             --         43,117
Shareholders' deficit:
    Accumulated deficit                                      (505,558)      (351,447)       (92,151)            --       (949,156)
    Accumulated other comprehensive loss                           --        (19,209)       (20,893)       443,598        403,496
                                                           ----------     ----------     ----------     ----------     ----------
         Total shareholders' deficit                         (505,558)      (370,656)      (113,044)       443,598       (545,660)
Net equity and advances to/from subsidiaries                   78,974        426,274        185,712       (611,986)        78,974
                                                           ----------     ----------     ----------     ----------     ----------
         Total liabilities and shareholders' deficit       $  178,328     $  162,758     $  140,711     $ (168,388)    $  313,409
                                                           ==========     ==========     ==========     ==========     ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations       Total
                                                           ----------     ----------   --------------  ------------    ----------
ASSETS

Current Assets:
    Cash and cash equivalents                              $       --     $    7,332     $    7,468     $       --     $   14,800
    Restricted Cash                                                --             --             --             --             --
    Accounts receivable                                            --         41,516         34,300             --         75,816
    Inventories                                                    --         51,505         38,243             --         89,748
    Prepaid expenses and other                                     --         11,360          3,240             --         14,600
                                                           ----------     ----------     ----------     ----------     ----------
        Total current assets                                       --        111,713         83,251             --        194,964
Property, plant and equipment, at cost, net                        --         42,033         38,979             --         81,012
Deferred financing costs, net                                  11,409             --             --             --         11,409
Intangibles, at cost, net                                          --          6,461          6,961             --         13,422
Deferred income taxes                                              --             --            248             --            248
Investment in and advances to/from subsidiaries               168,839             --             --       (168,839)            --
Other assets                                                       --           (261)         4,095             --          3,834
                                                           ----------     ----------     ----------     ----------     ----------
        Total assets                                       $  180,248     $  159,946     $  133,534     $ (168,839)    $  304,889
                                                           ==========     ==========     ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                       $       --     $    4,960     $   14,560     $       --     $   19,520
    Accrued and other liabilities                                  --         18,392          7,018             --         25,410
    Accrued interest                                              457              8              6             --            471
    Income taxes payable                                           --             11            497             --            508
    Current maturities of long-term obligations                 8,650            312          2,644             --         11,606
                                                           ----------     ----------     ----------     ----------     ----------
        Total current liabilities                               9,107         23,683         24,725             --         57,515
Liabilities subject to compromise                             594,533         33,679         19,824             --        648,036
Long-term obligations, less current maturities                     --         15,483          5,601             --         21,084
Other long-term liabilities                                        --         34,471          9,397             --         43,868
Shareholders' deficit:
    Accumulated deficit                                      (502,366)      (350,148)       (90,434)       440,582       (502,366)
    Accumulated other comprehensive loss                           --        (26,914)       (15,308)            --        (42,222)
                                                           ----------     ----------     ----------     ----------     ----------
        Total shareholders' deficit                          (502,366)      (377,062)      (105,742)       440,582       (544,588)
Net equity and advances to/from subsidiaries                   78,974        429,692        179,729       (609,421)        78,974
                                                           ----------     ----------     ----------     ----------     ----------
        Total liabilities and shareholders' deficit        $  180,248     $  159,946     $  133,534     $ (168,839)    $  304,889
                                                           ==========     ==========     ==========     ==========     ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations       Total
                                                           ----------     ----------   --------------  ------------    ----------

Net sales                                                  $       --     $   82,293     $   40,990     $  (15,207)    $  108,076
Operating expenses:
   Cost of goods sold                                              --         51,093         31,729        (14,978)        67,844
   Selling, general and administrative expenses                    --         20,514          6,831             --         27,345
   Amortization of intangibles                                     --            191             35             --            226
   Net periodic postretirement benefits                            --            288             --             --            288
   Special charges                                                 --          1,081             --             --          1,081
                                                           ----------     ----------     ----------     ----------     ----------
Operating income                                                   --          9,126          2,395           (229)        11,292
Other income (expense):
   Interest expense                                                --         (5,182)          (828)           354         (5,656)
   Amortization of deferred financing costs                        --           (735)            --             --           (735)
   Equity in net loss of subsidiaries                            (474)            --             --            474             --
   Other                                                           --           (468)          (882)          (354)        (1,704)
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before reorganization items and
   income tax provision                                          (474)         2,741            685            245          3,197
Reorganization items                                               --          2,897             --             --          2,897
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before income tax provision                        (474)          (156)           685            245            300
Income tax provision                                               --             29            745             --            774
                                                           ----------     ----------     ----------     ----------     ----------
Net loss                                                   $     (474)    $     (185)    $      (60)    $      245     $     (474)
                                                           ==========     ==========     ==========     ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations       Total
                                                           ----------     ----------   --------------  ------------    ----------

Net sales                                                  $       --     $   88,140     $   42,735     $  (18,883)    $  111,992
Operating expenses:
   Cost of goods sold                                              --         59,686         34,285        (18,662)        75,309
   Selling, general and administrative expenses                    --         17,699          7,227             --         24,926
   Amortization of intangibles                                     --            360            170             --            530
   Net periodic postretirement benefits                            --            288             --             --            288
   Special charges                                                 --          4,693            463             --          5,156
                                                           ----------     ----------     ----------     ----------     ----------
Operating income                                                   --          5,414            590           (221)         5,783
Other income (expense):
   Interest expense                                                --        (13,770)        (1,816)           442        (15,144)
   Amortization of deferred financing costs                        --           (735)            --             --           (735)
   Equity in net loss of subsidiaries                         (13,163)            --             --         13,163             --
   Other                                                           --            199            (63)          (556)          (420)
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before reorganization items and income
   tax provision                                              (13,163)        (8,892)        (1,289)        12,828        (10,516)
Reorganization items                                               --          1,959             --             --          1,959
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before income tax provision                     (13,163)       (10,851)        (1,289)        12,828        (12,475)
Income tax provision                                               --             33            655             --            688
                                                           ----------     ----------     ----------     ----------     ----------
Net loss                                                   $  (13,163)    $  (10,884)    $   (1,944)    $   12,828     $  (13,163)
                                                           ==========     ==========     ==========     ==========     ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations       Total
                                                           ----------     ----------   --------------  ------------    ----------

Net sales                                                  $       --     $  163,246     $   78,610     $  (31,093)    $  210,763
Operating expenses:
   Cost of goods sold                                              --        103,410         62,900        (30,917)       135,393
   Selling, general and administrative expenses                    --         40,139         13,196             --         53,335
   Amortization of intangibles                                     --            482             92             --            574
   Net periodic postretirement benefits                            --            576             --             --            576
   Special charges                                                 --          1,800             --             --          1,800
                                                           ----------     ----------     ----------     ----------     ----------
Operating income                                                   --         16,839          2,422           (176)        19,085
Other income (expense):
   Interest expense                                                --         (9,700)        (2,490)           554        (11,636)
   Amortization of deferred financing costs                        --         (1,470)            --             --         (1,470)
   Equity in net loss of subsidiaries                          (3,192)            --             --          3,192             --
   Other                                                           --           (719)          (361)          (554)        (1,634)
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before reorganization items and income
   tax provision                                               (3,192)         4,950           (429)         3,016          4,345
Reorganization items                                               --          6,047             --             --          6,047
                                                           ----------     ----------     ----------     ----------     ----------
Loss before income tax provision                               (3,192)        (1,097)          (429)         3,016         (1,702)
Income tax provision                                               --            202          1,288             --          1,490
                                                           ----------     ----------     ----------     ----------     ----------
Net loss                                                   $   (3,192)    $   (1,299)    $   (1,717)    $    3,016     $   (3,192)
                                                           ==========     ==========     ==========     ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations       Total
                                                           ----------     ----------   --------------  ------------    ----------

Net sales                                                  $       --     $  186,549     $   87,805     $  (42,613)    $  231,741
Operating expenses:
   Cost of goods sold                                              --        122,269         71,695        (42,201)       151,763
   Selling, general and administrative expenses                    --         34,880         15,156             --         50,036
   Amortization of intangibles                                     --            722            319             --          1,041
   Net periodic postretirement benefits                            --            549             --             --            549
   Special charges                                                 --          8,676            552             --          9,228
                                                           ----------     ----------     ----------     ----------     ----------
Operating income                                                   --         19,453             83           (412)        19,124
Other income (expense):
   Interest expense                                                --        (28,352)        (3,968)         1,133        (31,187)
   Amortization of deferred financing costs                        --         (1,470)            --             --         (1,470)
   Equity in net loss of subsidiaries                         (18,027)            --             --         18,027             --
   Other                                                           --            249            563         (1,697)          (885)
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before reorganization items and income
   tax provision                                              (18,027)       (10,120)        (3,322)        17,051        (14,418)
Reorganization items                                               --          1,959             --             --          1,959
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before income tax provision                     (18,027)       (12,079)        (3,322)        17,051        (16,377)
Income tax provision                                               --            288          1,362             --          1,650
                                                           ----------     ----------     ----------     ----------     ----------
Net loss                                                   $  (18,027)    $  (12,367)    $   (4,684)    $   17,051     $  (18,027)
                                                           ==========     ==========     ==========     ==========     ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations       Total
                                                           ----------     ----------   --------------  ------------    ----------

Net cash provided by (used in) operating activities        $   (3,551)    $      576     $    1,358     $    3,016     $    1,399
Cash flows provided by (used in) investing activities:
   Capital expenditures, net                                       --         (3,504)          (446)            --         (3,950)
   Change in other assets                                          --           (725)            60             --           (665)
                                                           ----------     ----------     ----------     ----------     ----------
Net cash used in investing activities                              --         (4,229)          (386)            --         (4,615)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                --             --            297             --            297
   Borrowing under debtor-in-possession facility                1,500             --             --             --          1,500
   Repayment of long-term obligations                              --            (91)        (1,657)            --         (1,748)
   Borrowing of long-term obligations                             130             --          1,116             --          1,246
   Change in accounts receivable securitization                    --             --             --             --             --
   Financing fees                                                  --             --             --             --             --
   Change in net equity and advances to/from subsidiaries       1,921         (4,888)         5,983         (3,016)            --
   Other                                                           --          7,705         (6,472)            --          1,233
                                                           ----------     ----------     ----------     ----------     ----------
Net cash provided by (used in) financing activities             3,551          2,726           (733)        (3,016)         2,528
                                                           ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents               --           (927)           239             --           (688)
Cash and cash equivalents at beginning of period                   --          7,332          7,468             --         14,800
                                                           ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of period                 $       --     $    6,405     $    7,707     $       --     $   14,112
                                                           ==========     ==========     ==========     ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                           Thermadyne       Total          Total
                                                              LLC         Guarantors   Non-Guarantors  Eliminations       Total
                                                           ----------     ----------   --------------  ------------    ----------

Net cash used in operating activities                      $   (7,928)    $  (20,194)    $   (1,170)    $   17,051     $  (12,241)
Cash flows provided by (used in) investing activities:
   Capital expenditures, net                                       --         (8,402)        (2,837)            --        (11,239)
   Change in other assets                                          --           (762)           251             --           (511)
                                                           ----------     ----------     ----------     ----------     ----------
Net cash used in investing activities                              --         (9,164)        (2,586)            --        (11,750)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                --            543           (703)            --           (160)
   Repayment of long-term obligations                          (4,536)           (72)        (2,940)            --         (7,548)
   Borrowing of long-term obligations                          35,000             --          3,930             --         38,930
   Change in accounts receivable securitization                    --          2,509             --             --          2,509
   Financing fees                                                  --             --             40             --             40
   Change in net equity and advances to/from subsidiaries     (22,566)        36,777          2,840        (17,051)            --
   Other                                                           30             (2)         1,126             --          1,154
                                                           ----------     ----------     ----------     ----------     ----------
Net cash provided by (used in) financing activities             7,928         39,755          4,293        (17,051)        34,925
                                                           ----------     ----------     ----------     ----------     ----------
Net increase in cash and cash equivalents                          --         10,397            537             --         10,934
Cash and cash equivalents at beginning of period                   --          4,536          5,826             --         10,362
                                                           ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of period                 $       --     $   14,933     $    6,363     $       --     $   21,296
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

BANKRUPTCY FILING

On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court. The Company has a $60 million debtor-in-possession credit facility in place (see Liquidity and Capital Resources.)

As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended June 30, 2002, was $5.1 million, $1.0 million, $4.6 million and $1.3 million, respectively, and for the six months ended June 30, 2002, was $10.2 million, $2.0 million, $9.2 million and $2.6 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three or six-month periods ended June 30, 2002. Contractual dividends for the redeemable preferred stock were $2.7 million and $5.2 million for the three and six months ended June 30, 2002, respectively, but no dividends were recorded during these periods. As part of the Court order approving the DIP Facility, the Company is required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $17.7 million and $35.6 million, for the three and six-month periods ended June 30, 2002, respectively, which was $12.0 million and $23.9 million in excess of reported interest, respectively.

Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to Court Approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the third calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On July 30, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through August 30, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

OVERVIEW

The following is a discussion and analysis of the condensed consolidated financial statements of Company. The Company conducts its operations through its wholly-owned subsidiary Thermadyne LLC. The accompanying condensed consolidated financial statements for the Company and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by the Company, and therefore, a separate discussion of Thermadyne LLC is not presented.

Included in the following discussions are comparisons of Adjusted EBITDA which is defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain. Adjusted

EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles.) Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under the DIP Facility. The Company believes that Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales of the three-month period ended June 30, 2002, were $108.1 million, which was a decrease of 3.5% from net sales of $112.0 million for the same three-month period in 2001. Generally weak economic conditions persist in most of the Company's key markets and are the primary reason for the decline in sales. Domestic sales were $64.8 million for the second quarter compared to $69.4 million for the same period last year, which is a decrease of 6.7%. The industrial economy in the U.S. continues to struggle and dampen the demand for the Company's products. International sales were $43.3 million for the three months ended June 30, 2002, or a modest increase of 1.7% over the same quarter in 2001. Europe and Australia had the strongest sales growth in the second quarter, and were 13.1% and 9.5% over the comparable quarter in 2001, respectively. This increase in sales was substantially offset by sales declines in Asia and Canada, which were down compared to the second quarter of 2001 by 9.9% and 16.8%, respectively.

Cost of goods sold was 62.8% of sales for the three-month period ended June 30, 2002, which compares to 67.2% for the same quarterly period in 2001. This favorable change results primarily from various cost reduction initiatives such as the Company's efforts to relocate production to locations with lower labor costs.

Selling, general and administrative expenses were $27.3 million for the three-month period ended June 30, 2002, or 9.7% more than the same three-month period in 2001. As a percentage of sales, selling, general and administrative expenses were 25.3% for quarter ended June 30, 2002, versus 22.3% for the three months ended June 30, 2001. The increase in selling, general and administrative expenses compared to 2001 results primarily from higher costs related to the Company's information technology infrastructure and investments made related to certain sales and marketing initiatives. Also increasing selling, general and administrative expenses in the three-month period ended June 30, 2002, was approximately $2.0 million accrued related to the Company's management incentive plan.

Special charges incurred during the three months ended June 30, 2002, include $0.8 million related to an information technology transformation project and $0.3 million related to logistics initiatives. Included in special charges for the three months ended June 30, 2001, are costs of approximately $1.1 million related to the relocation of production to Mexico and Asia and $3.9 million related to the information technology and business reengineering project.

Reorganization items for the three-month period ended June 30, 2002, include $1.7 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.1 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

Interest expense for the second quarter of 2002 was $5.7 million, which compares to $20.2 million for the second quarter of 2001. The difference relates to interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes, which the Company ceased accruing on December 1, 2001.

An income tax provision of $0.8 million was recorded on pretax income of $0.3 million for the three months ended June 30, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses. An income tax provision of $0.7 million was recorded on a pretax loss of $17.6 million for the quarter ended June 30, 2001. The income tax provision differs from that determine by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses.

Adjusted EBITDA for the second quarter of 2002 was $13.7 million compared to $10.2 million for the same quarter in 2001, for an increase of 34.4%.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales for the first half of 2002 were $210.8 million compared to $231.7 million for the same six-month period in 2001, or a decrease of 9.1%. Domestic sales for the six months ended June 30, 2002, were $129.9 million, which is a decline of 10.3% compared to net sales of $144.9 million for the six months ended June 30, 2001. Generally weak economic conditions in the U.S. are the main reason for the decrease in sales. International sales were $80.8 million for the six months ended June 30, 2002, or 6.9% lower than sales of $86.8 million for the same period in 2001. Europe and Australia had modest increases in sales compared to the first half of 2001, but were more than offset by declines in all other key international markets. Similar to the U.S., most of the Company's major international markets are suffering from poor economic conditions.

Cost of goods sold was 64.2% of sales for the quarter ended June 30, 2002, which compares to 65.5% for the same three-month period in 2001. This improvement results from the Company's cost reduction efforts such as increasing automation and moving production to locations with lower labor costs.

Selling, general and administrative expenses were $53.3 million for the six months ended June 30, 2002, which is 6.6% higher than the comparable period in 2001. As a percentage of sales, selling, general and administrative expenses were 25.3% for the first half of 2002 versus 21.6% for the six months ended June

30, 2001. The increase in selling, general and administrative expenses compared to 2001 results primarily from higher costs related to the Company's information technology infrastructure and investments made related to certain sales and marketing initiatives. Also increasing selling, general and administrative expenses in the six-month period ended June 30, 2002, was approximately $2.0 million accrued related to the Company's management incentive plan. The increase in selling, general and administrative expenses as a percentage of sales results partly to the decline in sales as certain expenses are fixed and do not fluctuate with revenue.

Special charges incurred during the six months ended June 30, 2002, include $1.3 million related to the information technology transformation initiative and $0.5 related to the logistics projects. For the six months ended June 30, 2001, special charges of $9.2 million include $2.2 million related to the relocation of production to Mexico and Asia, $6.6 million related to an information technology transformation and related business process reengineering project, and $0.4 million related primarily to severance costs.

Reorganization items for the six months ended June 30, 2002, include $4.0 million of professional fees and expenses, $1.0 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.3 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

Interest expense for the first six months of 2002 was $11.6 million, which compares to $41.3 million for the first half of 2001. The difference relates to interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes, which the Company ceased accruing on December 1, 2001.

An income tax provision of $1.5 million was recorded on a pretax loss of $1.8 million for the six months ended June 30, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses. An income tax provision of $1.7 million was recorded on a pretax loss of $26.6 million for the six months ended June 30, 2001. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses.

Adjusted EBITDA for the first half of 2002 was $26.2 million compared to $27.7 million for the same period in 2001, or a decrease of 5.5%.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities provided $1.5 million of cash during the first six months of 2002, which compares to a use of $12.1 million during the same time period in 2001. Earnings, after adjusting for non-cash expenses, were $7.2 million for the six months ended June 30, 2002, compared to a loss of $6.6 million for the comparable time frame in 2001. This difference results primarily from lower interest costs partially offset by a decline in operating income resulting from lower sales volume. Operating assets and liabilities used $5.7 million of cash in the six-month period ended June 30, 2002, or $0.2 million more than during the same period last year. Inventory has used $4.2 million of cash through the first six months of 2002, which is slightly better than the same six-month period last year. Accounts payable provided $2.5 million of cash in the first two quarters of 2002, or approximately $8.1 million more than the same period in 2001. Absent approval from the Court, the Company is prohibited from paying pre-petition obligations including trade accounts payable. Accordingly, the amount of accounts payable recorded as of the petition date has not changed significantly. The increase in payables results from the Company's efforts to negotiate normal payment terms with some of its vendors. Accrued and other liabilities provided $2.7 million of cash in the six-month period ended June 30, 2002, which compares to cash used of $2.2 million during the same period last year. Much of this difference relates to various customer incentive programs, which were paid quarterly for 2001 with the payment for the fourth quarter of 2001 paid in the first quarter of 2002. Previously, these programs were paid in one annual amount. Accordingly, the full payment for the 2000 program was made during the first quarter of 2001. In addition, the amount for 2002 includes $2.0 million accrued under the management incentive program. A similar accrual was not recorded in 2001. Accrued interest used $0.4 million of cash during the six-month period ended June 30, 2002, compared to cash provided of $12.1 million in 2001. The Company ceased recording interest on the Senior Subordinated Notes and the Subordinated Notes effective December 1, 2001, which is the primary reason for this difference.

Investing activities used $4.6 million during the six months ended June 30, 2002, which compares to $11.8 million for the same period in 2001. Capital expenditures were $4.0 million during the six months ended June 30, 2002, which is $7.3 million less than was spent during the same period last year. The difference relates primarily to expenditures made in 2001 as the Company pushed towards more automation in its factories.

Financing activities provided $2.4 million during the first half of 2002 compared to cash provided of $34.8 million during the same period last year. This difference results primarily from net long-term borrowings, which were $31.4 million during the first two quarters of 2001 compared to $1.0 million during the six months ended June 30, 2002. The Company also generated $2.5 million of cash from its accounts receivable securitization program during the first half of last year. As a result of the Chapter 11 filing, this program liquidated and was fully funded by December 31, 2001.

Operating cash disbursements resulting from the reorganization include $4.0 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.4 million of other reorganization related disbursements.

LIQUIDITY

The Company's principal uses of cash will be debt service requirements under the DIP Facility and the Old Credit Facility, capital expenditures, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the DIP Facility.

The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of June 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. Interest on the DIP Facility accrued at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rate loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. As of June 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $4.4 million under the DIP Facility, resulting in availability of approximately $45.4 million.

The Old Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternative base rate or at the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.5% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. At June 30, 2002, the Company had outstanding $78.2 million in Term A loans, $108.6 million in Term B loans, $108.6 million in Term C loans, and $58.6 million of loans under the revolver. In addition, there was $7.9 million of letters of credit outstanding under the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Agreement.

At June 30, 2002, the Company had outstanding $207.0 million of Senior Subordinated Notes, $37.1 million of Subordinated Notes, $145.1 million of Debentures and $33.4 million of Junior Notes. On December 1, 2001, the Company ceased accruing interest on all of these obligations. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

The Company expects its operating cash flow, together with borrowings under the DIP Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and the debt service requirements of the DIP Facility and Old Credit Facility, as allowed by the Court, as they become due. However, the Company's ability to generate sufficient cash flow to meet its operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits

                  Thermadyne Holdings Corporation

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  Thermadyne Mfg. LLC

                  99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  Thermadyne Capital Corp.

                  99.5 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  99.6 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMADYNE HOLDINGS CORPORATION



                                    By:  /s/ Karl R. Wyss
                                        ----------------------------------------

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



Date: August 14, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMADYNE MFG. LLC



                                    By:  /s/ Karl R. Wyss
                                        ----------------------------------------

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



Date: August 14, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMADYNE CAPITAL CORP.



                                    By:  /s/ Karl R. Wyss
                                        ----------------------------------------

                                         Karl R. Wyss
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



                                    By:  /s/ James H. Tate
                                        ----------------------------------------

                                         James H. Tate
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



Date: August 14, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

                  Thermadyne Holdings Corporation

99.1              Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  Thermadyne Mfg. LLC

99.3              Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

99.4              Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  Thermadyne Capital Corp.

99.5              Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

99.6              Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted by Section 906 of the Sarbanes-Oxley Act of 2002