Form 10-Q
period 2003-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2003-08-14
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________ to _____________________

                         Commission file number 0-23378

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                    74-2482571
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

16052 Swingley Ridge Road, Suite 300, Chesterfield, MO                 63017
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code (636) 728-3000

Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes [X]  No [ ]

Indicate by [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                 Yes [ ]  No [X]

Indicate by [X] whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (f) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                 Yes [X]  No [ ]

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of July 31, 2003 was 13,300,000.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements of
             Thermadyne Holdings Corporation (Unaudited)

             Condensed Consolidated Balance Sheets...................       3
             Condensed Consolidated Statements of Operations.........     4-5
             Condensed Consolidated Statements of Cash Flows.........       6
             Notes to Condensed Consolidated Financial Statements....    7-18

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations........   19-25

   Item 4.   Controls and Procedures.................................      25

PART II - OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds...............   25-26

   Item 6.   Exhibits and Reports on Form 8-K........................   26-27

SIGNATURES...........................................................      28

ITEM 1

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     Reorganized    Predecessor
                                                                       Company        Company
                                                                     -----------    ------------
                                                                       June 30,     December 31,
                                                                        2003           2002
                                                                     -----------    ------------
                                                                     (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                         $   13,311     $   17,413
    Accounts receivable, less allowance for doubtful
       accounts of $4,684 and $4,275, respectively                        84,741         80,423
    Inventories                                                          106,967         95,702
    Prepaid expenses and other                                            12,250         12,057
                                                                      ----------     ----------
          Total current assets                                           217,269        205,595
Property, plant and equipment, at cost, net                               86,753         72,291
Goodwill                                                                 137,876         10,625
Intangibles, at cost, net                                                 80,323          3,696
Other assets                                                               1,094          5,354
                                                                      ----------     ----------
          Total assets                                                $  523,315     $  297,561
                                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                                                  $   29,697     $   23,855
    Accrued and other liabilities                                         36,849         27,458
    Accrued interest                                                         105              -
    Income taxes payable                                                   4,458          1,658
    Current maturities of long-term obligations                            6,699         13,328
                                                                      ----------     ----------
          Total current liabilities                                       77,808         66,299
Liabilities subject to compromise                                              -        832,919
Long-term obligations, less current maturities                           219,505         17,285
Other long-term liabilities                                               41,639         46,201
Redeemable preferred stock                                                     -         78,509
Shareholders' equity (deficit):
    Common stock, $0.01 par value, 25,000,000 shares authorized,
       and 13,300,000 shares issued and outstanding                          133             36
    Additional paid-in capital                                           183,267       (128,523)
    Retained earnings (deficit)                                              806       (568,963)
    Management loans                                                           -         (1,596)
    Accumulated other comprehensive income (loss)                            157        (44,606)
                                                                      ----------     ----------
          Total shareholders' equity (deficit)                           184,363       (743,652)
                                                                      ----------     ----------
          Total liabilities and shareholders' equity (deficit)        $  523,315     $  297,561
                                                                      ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            Reorganized
                                                                              Company           Predecessor Company
                                                                            ------------    ----------------------------
                                                                             One Month       Two Months     Three Months
                                                                               Ended           Ended           Ended
                                                                              June 30,         May 31,        June 30,
                                                                                2003             2003          2002
                                                                            ------------    ------------    ------------
Net sales                                                                   $     36,299    $     71,917    $    108,076
Operating expenses:
    Cost of goods sold                                                            24,419          47,144          67,844
    Selling, general and administrative expenses                                   8,800          18,419          28,426
    Amortization of intangibles                                                      342             158             226
    Net periodic postretirement benefits                                             114             228             288
                                                                            ------------    ------------    ------------
    Operating income                                                               2,624           5,968          11,292
Other income (expense):
    Interest expense (contractual interest of $12,045 and $17,693 for the         (1,455)         (3,556)         (5,656)
       two months ended May 31, 2003 and the three months
       ended June 30, 2002, respectively)
    Amortization of deferred financing costs                                         (38)              -            (829)
    Other, net                                                                        (7)         (1,264)         (1,642)
                                                                            ------------    ------------    ------------
Income before reorganization items and
    income tax provision                                                           1,124           1,148           3,165
Reorganization items                                                                   -         (12,466)         (2,897)
Gain on reorganization and adoption of fresh-start accounting                          -         581,089               -
                                                                            ------------    ------------    ------------
Income before income tax provision                                                 1,124         569,771             268
Income tax provision                                                                 318           2,001             774
                                                                            ------------    ------------    ------------
Net income (loss)                                                           $        806    $    567,770    $       (506)
                                                                            ============    ============    ============

Basic and diluted income (loss) per share amounts:
    Net income (loss)                                                       $       0.06    $     158.14    $      (0.14)
                                                                            ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            Reorganized
                                                                              Company           Predecessor Company
                                                                            ------------    ----------------------------
                                                                             One Month      Five Months      Six Months
                                                                               Ended           Ended           Ended
                                                                              June 30,         May 31,        June 30,
                                                                                2003            2003            2002
                                                                            ------------    ------------    ------------
Net sales                                                                   $     36,299    $    172,909    $    210,763
Operating expenses:
    Cost of goods sold                                                            24,419         112,232         135,393
    Selling, general and administrative expenses                                   8,800          44,341          55,135
    Amortization of intangibles                                                      342             363             574
    Net periodic postretirement benefits                                             114             516             576
                                                                            ------------    ------------    ------------
    Operating income                                                               2,624          15,457          19,085
Other income (expense):
    Interest expense (contractual interest of $29,962 and $35,562 for the five months ended May 31, 2003 and the six months ended
       June 30, 2002, respectively)                                               (1,455)         (8,798)        (11,636)
    Amortization of deferred financing costs                                         (38)              -          (1,658)
    Other, net                                                                        (7)         (1,174)         (1,511)
                                                                            ------------    ------------    ------------
Income before reorganization items and
    income tax provision                                                           1,124           5,485           4,280
Reorganization items                                                                   -         (14,672)         (6,047)
Gain from reorganization and adoption of fresh-start accounting                        -         581,089               -
                                                                            ------------    ------------    ------------
Income (loss) before income tax provision                                          1,124         571,902          (1,767)
Income tax provision                                                                 318           2,939           1,490
                                                                            ------------    ------------    ------------
Net income (loss)                                                           $        806    $    568,963    $     (3,257)
                                                                            ============    ============    ============

Basic and diluted income (loss) per share amounts:
    Net income (loss)                                                       $       0.06    $     158.47    $      (0.91)
                                                                            ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         Reorganized
                                                                           Company           Predecessor Company
                                                                         ------------    ----------------------------
                                                                          One Month       Five Months     Six Months
                                                                            Ended            Ended          Ended
                                                                           June 30,         May 31,        June 30,
                                                                            2003             2003            2002
                                                                         ------------    ------------    ------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                    $        806    $    568,963    $     (3,257)
Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                                          114             516             576
    Depreciation                                                                1,801           6,071           7,434
    Amortization of intangibles                                                   342             363             574
    Amortization of deferred financing costs                                       38               -           1,658
    Gain on reorganization and adoption of fresh-start accounting                   -        (581,089)              0
    Deferred income taxes                                                         164             (33)            255
Changes in operating assets and liabilities:
    Accounts receivable                                                         1,375          (1,521)         (6,489)
    Inventories                                                                  (628)         (5,703)         (4,156)
    Prepaid expenses and other                                                 (1,020)            347           1,528
    Accounts payable                                                              161           3,326           2,451
    Accrued and other liabilities                                              (3,788)          5,059           2,714
    Accrued interest                                                              105              11            (372)
    Income taxes payable                                                          116           2,028             730
    Other long-term liabilities                                                   (85)         (1,035)         (2,124)
                                                                         ------------    ------------    ------------
       Total adjustments                                                       (1,305)       (571,660)          4,779
                                                                         ------------    ------------    ------------
       Net cash provided by (used in) operating activities                       (499)         (2,697)          1,522
                                                                         ------------    ------------    ------------
Cash flows used in investing activities:
    Capital expenditures, net                                                    (683)         (4,114)         (3,950)
    Change in other assets                                                        (27)           (768)           (665)
                                                                         ------------    ------------    ------------
       Net cash used in investing activities                                     (710)         (4,882)         (4,615)
                                                                         ------------    ------------    ------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                                10              74             297
    Borrowing under debtor-in-possession credit facility                            -               -           1,500
    Repayment of long-term obligations                                              -         (12,780)         (1,748)
    Borrowing of long-term obligations                                          2,495          16,038           1,246
    Financing fees                                                                  -          (1,352)              -
    Other                                                                        (778)            979           1,110
                                                                         ------------    ------------    ------------
       Net cash provided by financing activities                                1,727           2,959           2,405
                                                                         ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                              518          (4,620)           (688)
Cash and cash equivalents at beginning of period                               12,793          17,413          14,800
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of period                               $     13,311    $     12,793    $     14,112
                                                                         ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.       REORGANIZATION AND BASIS OF PRESENTATION

         Thermadyne Holdings Corporation ("Thermadyne" or the "Company"), a Delaware corporation, is a global manufacturer of cutting and welding products and accessories. On May 23, 2003 (the "Effective Date"), Thermadyne consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and completed a comprehensive financial restructuring (the "Restructuring").

         The principal elements of the Restructuring and the principal effects of its consummation pursuant to the plan of reorganization are summarized below. The Company has accounted for the Restructuring using the principles of "fresh-start" accounting as required by the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As a result of the application of SOP 90-7, as of June 1, 2003, the Company's financial results for the quarter ended June 30, 2003 and for the quarter ended June 30, 2002 include two different bases of accounting and, accordingly the operating results and cash flows of the Reorganized Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to June 1, 2003 (the first day of the calendar month following the month in which the Company emerged from bankruptcy) and references to the "Reorganized Company" are references to the Company for the periods subsequent to May 31, 2003. The Reorganized Company's financial statements are not comparable to the Predecessor Company's financial statements. The combined results of operations of the Company for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for future periods.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the five months ended May 31, 2003 and the one month ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         PLAN OF REORGANIZATION

         On November 19, 2001, the Company and substantially all of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".)

         On January 17, 2003, the Debtors filed with the Court the First Amended and Restated Joint Plan of Reorganization (the "Plan") and the First Amended and Restated Disclosure Statement describing the Plan (the "Disclosure Statement"). The Plan and the Disclosure Statement were filed with the SEC on Form 8-K on February 6, 2003. On April 3, 2003, the Court confirmed the Plan. The Plan was consummated on the Effective Date, and the Company emerged from Chapter 11 bankruptcy protection.

         The Plan provided for a substantial reduction of the Company's long-term debt. Under the Plan, the Company's total debt was reduced to approximately $225 million, as compared to the nearly $800 million in debt and $79 million in preferred stock outstanding at the time the Company filed for Chapter 11 protection in November 2001. The Plan provided for treatment to the various classes of claims and equity interest as follows (as is more fully described in the Plan):

         Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims continue to retain their liens.

         The pre-petition senior secured lenders (Class 2) exchanged their approximately $365 million in debt and outstanding letters of credit for approximately 94.5% of the new common stock of the Company, $180 million in new senior debt notes and Series C Warrants exercisable for additional shares of new common stock of the Company. The pre-petition senior lenders transferred the Series C Warrants to certain pre-petition Company equity holders.

         General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder's pro rata share of $7,500,000 and (2) fifty percent (50%) of such holder's claim (estimated by the Company to provide a recovery on such claims of 30% to 37% of the amount of such claims). The Company has made initial distributions of such amounts.

         The 9 7/8% Senior Subordinated Note Holders (Class 5) exchanged their approximately $230 million in debt and accrued interest for approximately 5.5% of the new common stock of the Company, and Series A Warrants and Series B Warrants exercisable for additional shares of new common stock of the Company. The 9 7/8% Senior Subordinated Note Holders had the opportunity to subscribe for more shares through a subscription offering held pursuant to the Plan, but no holders subscribed to the offering of the new common stock of the Company.

         The Junior Subordinated Note Claims, the 10.75% Senior Subordinated Note Claims and the 12 1/2% Senior Discount Debenture Claims (Class 6, Class 7 and Class 8, respectively) did not receive any distribution under the Plan, but had the opportunity to participate in the subscription offering for shares of new common stock of the reorganized Company. None of the holders elected to subscribe to the offering.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         The Thermadyne Holdings Equity Interests (Class 9), which includes the existing common and preferred stock of the Company, were cancelled upon the Effective Date of the Plan and the holders of such interests did not receive any distributions pursuant to the Plan.

         On the Effective Date of the Plan, the Company issued 13.3 million shares of new common stock, $180 million in new senior debt notes, 1,157,000 Series A Warrants, 700,000 Series B Warrants and 271,429 Series C Warrants. The Company concurrently entered into a new senior secured credit facility providing for revolving loans of up to $50 million. The Company borrowed $15.3 million under the facility on the Effective Date to repay in full amounts outstanding under the $60 million debtor-in-possession credit facility among Thermadyne Mfg. LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility"), for the payment of various pre-petition obligations and for general working capital purposes. The Company may make additional draws under the facility.

         LIABILITIES SUBJECT TO COMPROMISE

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the accompanying December 31, 2002, balance sheet as "liabilities subject to compromise." The principal categories of liabilities subject to compromise at December 31, 2002, consisted of the following:

                                           December 31,
                                              2002
                                           ------------
Trade accounts payable                     $    15,949
Accrued and other liabilities                    3,023
Accrued interest                                24,809
Accrued income taxes                             9,086
Old Credit Facility                            356,172
Senior Subordinated Notes                      207,000
Debentures                                     145,066
Subordinated Notes                              37,060
Junior Notes                                    33,427
Other long-term obligations                      1,327
                                           -----------
        Total                              $   832,919
                                           ===========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         REORGANIZATION ITEMS

         Reorganization items for the two-month period ended May 31, 2003, which totaled $12.5 million, consisted of $12.0 million of professional fees and expenses, $0.2 million paid under the key employee retention program, and $0.3 million of other reorganization costs. For the five months ended May 31, 2003, reorganization items totaled $14.7 million and included $13.9 million of professional fees and expenses, $0.2 million paid under the key employee retention program, and $0.6 million of other reorganization costs. Reorganization items for the three-month period ended June 30, 2002, include $1.7 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.1 million of other reorganization costs. For the six months ended June 30, 2002, reorganization items include $4.0 million of professional fees and expenses, $1.0 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.3 million of other reorganization costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the one-month period ended June 30, 2003 and the two-month period ended May 31, 2003, included $0.1 million and $1.0 million, respectively, of charges related to certain logistic and technology initiatives, and costs incurred related to the reorganization of domestic manufacturing facilities. For the five months ended May 31, 2003, selling, general and administrative expenses included $0.8 million related to the logistics and technology projects and $0.5 million related to plant reorganizations. Included in selling, general and administrative expenses for the three months ended June 30, 2002, are costs of approximately $0.8 million related to an information technology transformation project and $0.3 million related to logistics initiatives. For the six months ended June 30, 2002, selling, general and administrative expenses include $1.3 million related to the information technology transformation initiative and $0.5 million related to the logistics projects.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net income (loss).

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Operating cash disbursements for the one month ended June 30, 2003, and the five months ended May 31, 2003, related to the reorganization totaled $5.6 million and consisted of approximately $4.7 million of professional fees and expenses, $0.3 million paid under the key employee retention

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         program, $0.2 million of U.S. Trustee fees and $0.4 million of other reorganization related payments. For the six months ended June 30, 2002, operating cash disbursements related to the reorganization were $5.5 million and included $4.0 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, $0.3 million of payments under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.4 million of other reorganization related disbursements.

         INCOME (LOSS) PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                          Reorganized
                                                            Company          Predecessor Company
                                                         -------------   ---------------------------
                                                           One Month      Two Months    Three Months
                                                             Ended          Ended          Ended
                                                         June 30, 2003   May 31, 2003  June 30, 2002
                                                         -------------   ------------  -------------
Numerator:
    Net income (loss) applicable to common shares         $        806   $    567,770   $       (506)
                                                          ============   ============   ============

Denominator:
    Weighted average shares-basic and diluted               13,300,000      3,590,326      3,590,326
                                                          ============   ============   ============

Basic and diluted loss per share amounts:
                                                          ------------   ------------   ------------
    Net income (loss) applicable to common shares         $       0.06   $     158.14   $      (0.14)
                                                          ============   ============   ============

                                                          Reorganized
                                                            Company          Predecessor Company
                                                         -------------   ---------------------------
                                                            One Month    Five Months     Six Months
                                                             Ended          Ended          Ended
                                                         June 30, 2003   May 31, 2003  June 30, 2002
                                                         -------------   ------------  -------------
Numerator:
    Net income (loss) applicable to common shares         $        806   $    568,963   $     (3,257)
                                                          ============   ============   ============

Denominator:
    Weighted average shares-basic and diluted               13,300,000      3,590,326      3,590,326
                                                          ============   ============   ============

Basic and diluted loss per share amounts:
                                                          ------------   ------------   ------------
    Net income (loss) applicable to common shares         $       0.06   $     158.47   $      (0.91)
                                                          ============   ============   ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

2.       FRESH-START ACCOUNTING

         The company has accounted for the Restructuring using the principles of "fresh-start" accounting as required by SOP 90-7. Pursuant to such principles, the Company's assets and liabilities were revalued as of the month-end closest to the Effective Date. The assets were stated at their reorganization value (the "Reorganization Value"), which is defined as the fair value of the Company's assets before considering liabilities.

         The Reorganization Value was determined by the Company through consultation with its financial advisors, by developing a range of values using both comparable companies and net present value approaches. The Reorganization Value was based in part on financial projections prepared by the Company for the period 2002 through 2006. These projections assume a compound annual growth rate for sales of approximately 3.3% with domestic sales growing at a slightly faster pace than international. This growth rate compares to a negative compounded rate of 4.5% the Company experienced for the years 1997 to 2002. The projections also assume improved profitability from continued efforts to reduce cost. The determination of the Reorganization Value is more fully described in the Plan. Based on the analyses prepared by the Company and its financial advisor, the Company estimated the Reorganization Value at approximately $523 million. The Company has made a preliminary allocation of the Reorganization Value, which includes certain estimates and judgements. The final allocation of the Reorganization Value may change once the Company has completed the valuation of its assets and liabilities.

         The following unaudited consolidated balance sheet as of June 1, 2003, illustrates the effect of the Company's Restructuring and the effect of fresh-start accounting adjustments to record the Company's preliminary allocation of the Reorganization Value to its assets. The total amount of debt forgiveness was $782.1 million and was included as a reorganization item gain in the accompanying statements for the two and five month periods ended May 31, 2003. The consolidated balance sheet at June 1, 2003, has been prepared on a different basis of accounting and is not comparable in material respects to any such balance sheet as of any prior date or for any prior period.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        June 1, 2003
                                                         Historical     Debt Discharge                        June 1, 2003
                                                          Basis of           and            Fresh-Start       New Basis of
                                                         Accounting     Restructuring       Adjustments        Accounting
                                                        ------------    -------------       ------------      ------------
ASSETS

Current Assets:
    Cash and cash equivalents                           $     12,793     $        -         $          -       $   12,793
    Accounts receivable, net                                  86,089              -                    -           86,089
    Inventories                                              105,804              -                    -  (j)     105,804
    Prepaid expenses and other                                12,123              -                 (933) (k)      11,190
                                                        ------------     ----------         ------------       ----------
          Total current assets                               216,809              -                 (933)         215,876
Property, plant and equipment                                 73,934              -               13,793  (l)      87,727
Deferred financing costs                                         675            677  (a)               -            1,352
Goodwill                                                      13,089              -              124,787  (m)     137,876
Intangibles                                                    4,046              -               75,382  (n)      79,428
Other assets                                                   1,113              -                    -            1,113
                                                        ------------     ----------         ------------       ----------
          Total assets                                  $    309,666     $      677         $    213,029       $  523,372
                                                        ============     ==========         ============       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                                    $     29,649     $        -         $          -       $   29,649
    Accrued and other liabilities                             31,963          8,639  (b)               -           40,602
    Accrued interest                                           1,348         (1,348) (c)               -                -
    Income taxes payable                                       3,841            488  (d)               -            4,329
    Current maturities of long-term obligations               15,511        (11,650) (e)               -            3,861
                                                        ------------     ----------         -------------      ----------
          Total current liabilities                           82,312         (3,871)                   -           78,441
Liabilities subject to compromise                            835,969       (835,969) (f)               -                -
Long-term obligations, less current maturities                15,742        195,349  (g)           8,744  (o)     219,835
Other long-term liabilities                                   47,203          9,648  (d)         (15,155) (o)      41,696
                                                        ------------     ----------         ------------       ----------
          Total liabilities                                  981,226       (634,843)              (6,411)         339,972
                                                        -------------    ----------         ------------       ----------

Redeemable preferred stock                                    78,509        (78,509) (h)               -                -

Stockholders' equity (deficit):
    Common stock                                                  36             97  (i)               -              133
    Additional paid-in capital                              (130,204)       313,471  (i)               -          183,267
    Accumulated other comprehensive loss                     (38,812)        (2,488) (i)          41,300  (p)           -
    Accumulated deficit                                     (581,089)       402,949  (i)         178,140  (p)           -
                                                        ------------     ----------         ------------       ----------
          Total stockholders' equity (deficit)              (750,069)       714,029              219,440          183,400
                                                        ------------     ----------         ------------       ----------
          Total liabilities and shareholders'
          equity (deficit)                              $    309,666     $      677         $    213,029       $  523,372
                                                        ============     ==========         ============       ==========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

DEBT DISCHARGE AND RESTRUCTURING ADJUSTMENTS:

(a) To record financing costs related to the Company's new credit agreement and the new term notes issued as part of the Plan.

(b) To record amounts expected to be paid in accordance with the Plan. Amount includes $7,500 to be paid to unsecured creditors with the remainder related to other secured and priority claims.

(c) To record payment of accrued interest on the DIP Facility and the pre-petition credit agreement.

(d) To reestablish obligations expected to be paid in the normal course of business. Amounts were previously included in liabilities subject to compromise.

(e)      To record repayment principal outstanding under the DIP Facility.

(f)      To eliminate liabilities subject to compromise.

(g) To record initial borrowings of $15,349 under the Company's new credit agreement and to record $180,000 of new term notes in accordance with the Plan. Initial borrowings under the new credit agreement were used to repay the DIP Facility and to pay certain amounts due at closing including interest on the DIP Facility and the Company's pre-petition credit facility.

(h)      To eliminate preferred stock in accordance with the Plan.

(i) To adjust equity for adjustments contemplated in the Plan and to record new common stock.

FRESH-START ADJUSTMENTS:

(j) The company revalued its inventory to record work-in-process and finished goods at their respective selling prices less (i) costs to complete, (ii) costs of disposal, and (iii) a reasonable profit on the selling effort, as applicable. The write-up in inventory resulting from this revaluation was essentially offset by an adjustment to eliminate the existing LIFO reserve and previousling capitalized inventory costs.

(k) To eliminate prepaid pension asset. In accordance with SOP 90-7, the Company recorded the liability related to its defined benefit pension plans at the projected benefit obligation in excess of plan assets and eliminated other amounts recorded on the balance sheet. In addition to the prepaid pension asset, the Company eliminated $4,459 recorded in accumulated other comprehensive loss.

(l) Preliminary adjustment to write-up fixed assets to their estimated fair value. The write-up was based on management estimates and an appraisal prepared for the Company by an outside third party. The outside appraisal firm is in the process of finalizing its report, therefore this adjustment is subject to change.

(m) Represents the excess of Reorganization Value over identifiable assets ("goodwill".)

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

(n) Represents the incremental allocation of the Reorganization Value to identifiable intangible assets. Intangibles consist of the following as of June 1, 2003:

Patents                             $   33,600
Trademarks                               7,436
Customer relationships                  38,392
                                    ----------
                                    $   79,428
                                    ==========

         The value assigned to patents, trademarks and customer relationships was based on management's estimates and an appraisal prepared for the Company by an outside third party. The outside appraisal firm is in the process of finalizing its report, therefore the values assigned to these assets may change.

(o)      Adjustments consist of the following:

                                                                            Other
                                                            Long-term     Long-term
                                                           Obligations   Liabilities
                                                           -------------------------
Properly classify capital lease obligations                  $ 8,744      $  (8,769)
Adjust pension obligation in accordance with SOP 90-7              -          1,787
Adjust post-retirement benefit obligation in accordance
  with SOP 90-7                                                    -         (8,173)
                                                             ----------------------
                                                             $ 8,744      $ (15,155)
                                                             ======================

         Similar to the adjustment made related to the defined benefit pension plans, in accordance with SOP 90-7, the Company adjusted the liability related to its post-retirement benefit plan to the accumulated post-retirement benefit obligation.

(p) To eliminate remaining balances of accumulated other comprehensive loss and retained deficit.

3.       INVENTORIES

         The composition of inventories was as follows:

                     June 30,    December 31,
                       2003         2002
                    ---------    ------------
Raw materials       $  20,586      $ 15,881
Work-in-process        31,280        26,413
Finished Goods         55,101        52,488
LIFO reserve                -           920
                    ---------      --------
Total               $ 106,967      $ 95,702
                    =========      ========


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

                                                                                Other
                                        United                  Australia/    Geographic
                                        States       Europe        Asia         Regions       Other     Consolidated
                                      ----------   ----------   ----------    ----------   ----------   ------------
One Month Ended June 30, 2003
    Revenue from external customers   $   20,896   $    5,194   $    5,080    $    5,129   $        -    $   36,299
    Intersegment revenues                  1,814        1,055          117           230       (3,216)            -
    Operating income (loss)                5,620          381          392           422       (4,191)        2,624

Five Months Ended May 31, 2003
    Revenue from external customers   $  101,924   $   26,235   $   21,243    $   23,507   $        -    $  172,909
    Intersegment revenues                  9,579        2,562          257         1,109      (13,507)            -
    Operating income (loss)               27,990        2,508          205         1,261      (16,507)       15,457

Six Months Ended June 30, 2002
    Revenue from external customers   $  138,874   $   24,751   $   21,414    $   25,724   $        -    $  210,763
    Intersegment revenues                 12,268        2,452          289         1,500      (16,509)            -
    Operating income (loss)               28,395        1,426       (1,170)        2,074      (11,640)       19,085

5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income totaled $963, $610,505 and $1,941 for the one month ended June 30, 2003, the two months ended May 31, 2003, and the three months ended June 30, 2002, respectively. For the five-month period ended May 31, 2003, and the six-month period ended June 30, 2002, comprehensive income (loss) was $613,566 and $(1,137), respectively.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

6.       INTANGIBLE ASSETS

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of its goodwill on January 1, 2002. Effective June 1, 2003, the Company made an adjustment of $124,787 to write-up goodwill pursuant to the principles of "fresh-start" accounting as required by SOP 90-7. Goodwill had a net balance of approximately $137,876 and $10,625 at June 30, 2003 and December 31, 2002, respectively.

         The Company has other identifiable intangible assets such as patents, trademarks and customer relationships. In accordance with SOP 90-7, the Company revalued its identifiable intangible assets and recorded a fresh-start adjustment of $75,382 to write-up these assets. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years. Trademarks are not amortized, but are periodically evaluated for impairment. The total cost of these intangible assets was $79,351 and $13,511 at June 30, 2003 and December 31, 2002, respectively. Accumulated amortization totaled $342 and $9,815 at June 30, 2003 and December 31, 2002, respectively. Amortization expense amounted to $342, $158 and $226 for the one month period ended June 30, 2003, the two month period ended May 31, 2003 and the three month period ended June 30, 2002, respectively. Amortization expense was $363 and $574 for the five months ended May 31, 2003 and the six months ended June 30, 2002, respectively. Amortization expense is expected to be approximately $3,100 for each of the next five fiscal years.

7.       LONG-TERM OBLIGATIONS

         On the Effective Date, the Company entered into a credit agreement dated as of May 23, 2003 (the "Working Capital Facility") among the Company, as a guarantor thereunder, Thermadyne Industries, Inc. and certain other domestic subsidiaries of the Company, as borrowers, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, providing for up to $50,000 in a revolving loan for working capital purposes. A copy of the Working Capital Facility was filed with the SEC on Form 8-K on June 3, 2003.

         Additionally, in connection with the Plan and as a distribution to the Company's pre-petition senior secured lenders for their claims in the bankruptcy, the Company entered into the Credit and Guaranty Agreement dated as of May 23, 2003 (the "Senior Notes Facility") among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, providing a total of $180,000 in term loans (the "Senior Term Notes.") A copy of the Senior Notes Facility was filed with the SEC on Form 8-K on June 3, 2003.

         The Working Capital Facility provides for total borrowings of $50 million, of which up to $20 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA. The Working Capital Facility defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         plus 65% of the EBITDA of the Company's Canadian subsidiaries. EBITDA is defined in the Working Capital Facility as net income less interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related plant reorganizations, not to exceed $5,000 in the aggregate. Availability under the Working Capital Facility may also be limited if the Company fails to meet certain levels of Adjusted EBITDA. Borrowings under the Working Capital Facility accrue interest, at the Company's option, at the prime lending rate plus 2.25% in the case of index rate loans, or at the London Interbank Offered Rate ("LIBOR") plus 3.25% in the case of LIBOR loans. The Working Capital Facility is secured by substantially all the assets of the Company, including a pledge of the capital stock of substantially all its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Working Capital Facility contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis for the Company) and other customary provisions. As of June 30, 2003, the Company had borrowed $15,453 and issued letters of credit totaling $9,356 under the Working Capital Facility. The Working Capital Facility terminates on May 16, 2006.

         The Senior Term Notes accrue interest, in the case of eurodollar loans at LIBOR plus a margin ranging from 3.0% to 7.5%, and in the case of base rate loans at the prime rate plus a margin ranging from 2.0% to 6.5%. The interest margin applicable to the Eurodollar and base rate loans varies depending on the level of indebtedness and the time elapsed from the Effective Date. The Senior Notes Facility contains financial covenants and other provisions similar to those in the Working Capital Facility. No payments of principal are due under the Senior Note Facility until June 2004.

ITEM 2

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

On January 17, 2003, the Debtors filed with the Court the First Amended and Restated Joint Plan of Reorganization (the "Plan") and the First Amended and Restated Disclosure Statement describing the Plan (the "Disclosure Statement"). The Plan and the Disclosure Statement were filed with the SEC on Form 8-K on February 6, 2003. On April 3, 2003, the Court confirmed the Plan. The Plan was consummated on May 23, 2003 (the "Effective Date") as all conditions necessary for the Plan to become effective were satisfied or waived, and the Company emerged from Chapter 11 bankruptcy protection.

Effective June 1, 2003, the Company adopted "fresh-start" financial reporting pursuant to which the assets of the Company were recorded at their reorganization value, which is defined as the fair value of the reorganized company. As part of its fresh-start revaluation, the Company also recorded significant goodwill (reorganization value in excess of identifiable assets). In addition, as part of the Restructuring, the Company significantly reduced its long-term debt and eliminated its preferred stock. As a result of the foregoing, the Company's financial data from June 1, 2003, as presented in the consolidated financial statements is not comparable to prior periods.

To facilitate meaningful comparisons of the Company's second quarter 2003 and 2002 operating results, and the year to date operating results for the six months ended June 30, 2003 and 2002, the following discussions of results of operations on a consolidated basis are presented on a traditional three and six month basis for both years. Consequently, the information presented below does not reflect the periods in the three months and six months ended June 30, 2003, as they were presented in the Consolidated Statements of Operations. A summary of financial data which combines the one-month period ended June 30, 2003 and the two-month period ended May 31, 2003 is presented to provide a basis for discussions and is referred to as "Combined Three Months Ended June 30, 2003." A summary of financial data which combines the one-month period ended June 30, 2003 and the five month period ended May 31, 2003 is presented to provide a basis for discussions and is referred to as "Combined Six Months Ended June 30, 2003." The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the operating results that might be achieved for the full fiscal year.

                                                                                         Combined Three
                                                           One Month       Two Months        Months       Three Months
                                                             Ended           Ended           Ended           Ended
                                                            June 30,         May 31,        June 30,        June 30,
                                                             2003             2003            2003            2002
                                                          ------------    ------------   --------------   ------------
Net sales                                                 $     36,299    $     71,917    $    108,216    $    108,076
Operating expenses:
    Cost of goods sold                                          24,419          47,144          71,563          67,844
    Selling, general and administrative expenses                 8,800          18,419          27,219          28,426
    Amortization of intangibles                                    342             158             500             226
    Net periodic postretirement benefits                           114             228             342             288
                                                          ------------    ------------    ------------    ------------
    Operating income                                             2,624           5,968           8,592          11,292
Other income (expense):
    Interest expense                                            (1,455)         (3,556)         (5,011)         (5,656)
    Amortization of deferred financing costs                       (38)              -             (38)           (829)
    Other, net                                                      (7)         (1,264)         (1,271)         (1,642)
                                                          ------------    ------------    ------------    ------------
Income (loss) before reorganization items and
    income tax provision                                         1,124           1,148           2,272           3,165
Reorganization items                                                 -         (12,466)        (12,466)         (2,897)
Gain on reorganization and fresh-start accounting                    -         581,089         581,089               -
                                                          ------------    ------------    ------------    ------------
Income (loss) before income tax provision                        1,124         569,771         570,895             268
Income tax provision                                               318           2,001           2,319             774
                                                          ------------    ------------    ------------    ------------
Net income (loss)                                         $        806    $    567,770    $    568,576    $       (506)
                                                          ============    ============    ============    ============

                                                                                          Combined Six
                                                            One Month      Five Months       Months        Six Months
                                                             Ended            Ended           Ended           Ended
                                                            June 30,         May 31,         June 30,        June 30,
                                                              2003            2003            2003            2002
                                                          ------------    ------------    ------------    ------------
Net sales                                                 $     36,299    $    172,909    $    209,208    $    210,763
Operating expenses:
    Cost of goods sold                                          24,419         112,232         136,651         135,393
    Selling, general and administrative expenses                 8,800          44,341          53,141          55,135
    Amortization of intangibles                                    342             363             705             574
    Net periodic postretirement benefits                           114             516             630             576
                                                          ------------    ------------    ------------    ------------
    Operating income                                             2,624          15,457          18,081          19,085
Other income (expense):
    Interest expense                                            (1,455)         (8,798)        (10,253)        (11,636)
    Amortization of deferred financing costs                       (38)              -             (38)         (1,658)
    Other, net                                                      (7)         (1,174)         (1,181)         (1,511)
                                                          ------------    ------------    ------------    ------------
Income (loss) before reorganization items and
    income tax provision                                         1,124           5,485           6,609           4,280
Reorganization items                                                 -         (14,672)        (14,672)         (6,047)
Gain on reorganization and fresh-start accounting                    -         581,089         581,089               -
                                                          ------------    ------------    ------------    ------------
Income (loss) before income tax provision                        1,124         571,902         573,026          (1,767)
Income tax provision                                               318           2,939           3,257           1,490
                                                          ------------    ------------    ------------    ------------
Net income (loss)                                         $        806    $    568,963    $    569,769    $     (3,257)
                                                          ============    ============    ============    ============

OVERVIEW

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net sales of the three-month period ended June 30, 2003, were $108.2 million, which was comparable to net sales of $108.1 million for the same three-month period in 2002. Domestic sales were $57.1 million for the second quarter of 2003 compared to $64.8 million for the same period last year, which is a decrease of 11.9%. A struggling industrial economy in the U.S. and highly competitive market conditions have dampened the demand for the Company's products and are the primary reasons for the decline in domestic sales. International sales were $51.1 million for the three months ended June 30, 2003 compared to $43.3 million for the second quarter of 2002, or an increase of 18.1%. South Africa, Australia and Europe had the strongest sales growth in the second quarter, and were all up over 15% compared to the second quarter in 2002. Although international volumes were up over the second quarter in 2002, a weaker U.S. dollar also contributed to the sales increase for the quarter. Approximately 16.5% of the sales increase in the second quarter compared to the same quarter in 2002 was attributable the effects of currency.

Cost of goods sold was 66.1% of sales for the three-month period ended June 30, 2003, which compares to 62.8% for the same quarterly period in 2002. This unfavorable change relates primarily to a less favorable mix between domestic and international sales, and a decline in volume through the domestic manufacturing facilities which has lowered the absorption of fixed factory costs.

Selling, general and administrative expenses were $27.2 million for the three-month period ended June 30, 2003, or 4.2% less than the same three-month period in 2002. As a percentage of sales, selling, general and administrative expenses were 25.2% for the quarter ended June 30, 2003, versus 26.3% for the three months ended June 30, 2002. Increasing selling, general and administrative expenses in the three-month period ended June 30, 2002, was approximately $2.0 million accrued related to the Company's management incentive plan. Through the first six months of 2003 the Company has not incurred any expense related to the 2003 management incentive program. Excluding the effect of the $2.0 million on the second quarter 2002, selling, general and administrative expenses for the three months ended June 30, 2003, would be 3.0% higher than the same period last year. This increase results from expenditures related to new products and certain sales and marketing programs. Selling, general and administrative expenses in the second quarter 2003 include $0.6 million related to logistics and technology initiatives, and $0.5 million related to the reorganization of certain domestic manufacturing facilities. Selling, general and administrative expenses incurred during the quarter ended June 30, 2002, included approximately $0.8 million related to an information technology transformation project and $0.3 million related to logistics initiatives.

Reorganization items for the three-month period ended June 30, 2003 were $12.5 million, consisting of $12.0 million of professional fees and expenses, $0.2 million paid under the key employee retention program, and $0.3 million of other reorganization costs. Reorganization costs in 2002 consisted of $1.7 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.1 million of other reorganization costs.

Interest expense for the second quarter of 2003 was $5.0 million, which compares to $5.7 million for the second quarter of 2002. The difference results primarily from a reduction in variable interest rates, however, the reduction in long-term debt resulting from the consummation of the plan of reorganization also had a favorable effect on interest expense for the quarter.

An income tax provision of $2.3 million was recorded on pretax income of $570.1 million for the three months ended June 30, 2003. The income tax provision primarily relates to income generated in certain foreign jurisdictions, and differs from that determined by applying the U.S. federal statutory rate primarily due to the gain recognized on the reorganization and adoption of fresh-start accounting, nondeductible expenses and the disallowance of losses. An income tax provision of $0.8 million was recorded on a pretax income of $0.3 million for the quarter ended June 30, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net sales for the first half of 2003 were $209.2 million compared to $210.8 million for the same six-month period in 2002, or a decrease of 0.7 %. Domestic sales for the six months ended June 30, 2003, were $113.2 million, which is a decline of 12.9% compared to net sales of $129.9 million for the six months ended June 30, 2002. Generally weak economic conditions in the U.S. together with a highly competitive market are the main reasons for the decrease in domestic sales. International sales were $96.0 million for the six months ended June 30, 2003, or 18.7% higher than sales of $80.8 million for the same period in 2002. Sales growth was in excess of 18% in all key geographic regions except Latin America, which was down compared to last year. A weaker U.S. dollar contributed to the increase in international sales with approximately 14.7% of the growth over 2002 attributable to the effects of currency.

Cost of goods sold was 65.3% of sales for the six months ended June 30, 2003, which compares to 64.2% for the same six-month period in 2002. This increase results partly to the mix between domestic and international sales, and also to a decline in production volume in the domestic manufacturing facilities which has resulted in less absorption of fixed factory costs.

Selling, general and administrative expenses were $53.1 million for the six months ended June 30, 2003, which is 3.6% lower than the comparable period in 2002. As a percentage of sales, selling, general and administrative expenses were 25.4% for the first half of 2003 versus 26.2% for the six months ended June 30, 2002. Increasing selling, general and administrative expenses in the six-month period ended June 30, 2002, was approximately $2.0 million accrued related to the Company's management incentive plan. Through the first six months of 2003, the Company has not incurred any expense related to the 2003 management incentive program. Excluding the effects of this $2.0 million on 2002, selling, general and administrative expenses were essentially flat when comparing the first half of 2003 to the same period in 2002. Selling, general and administrative expenses for the six months ended June 30, 2003, include $0.9 million related to logistics and technology initiatives, and $0.6 million related to the reorganization of certain domestic manufacturing facilities. Selling, general and administrative expenses for the six months ended June 30, 2002, include
$1.3 million related to the information technology transformation initiative and $0.5 related to the logistics projects.

Reorganization costs for the six months ended June 30, 2003 were $14.7 million and included $13.9 million of professional fees, $0.2 million paid under the key employee retention program, and expenses and $0.6 million of other reorganization costs. Reorganization costs for the six months ended June 30, 2002, include $4.0 million of professional fees and expenses, $1.0 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.3 million of other reorganization costs.

Interest expense for the first six months of 2003 was $10.3 million, which compares to $11.6 million for the first half of 2002. The difference results primarily from a reduction in variable interest rates, and to a lesser degree the benefit realized from the overall reduction in long-term debt that resulted from the consummation of the plan of reorganization.

An income tax provision of $3.3 million was recorded on a pretax income of $573.0 million for the six months ended June 30, 2003. The income tax provision primarily relates to income generated in certain foreign jurisdictions, and differs from that determined by applying the U.S. federal statutory rate primarily due to the gain recognized on the reorganization and adoption of fresh-start accounting, nondeductible expenses and the disallowance of losses. An income tax provision of $1.5 million was recorded on a pretax loss of $1.8 million for the six months ended June 30, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities used $3.2 million of cash during the first six months of 2003, which compares to $1.5 million of cash provided during the same time period in 2002. After adjusting for non-cash expenses, the Company had a loss of $1.9 million for the six months ended June 30, 2003, compared to earnings of $7.2 million for the comparable time frame in 2002. This difference results primarily from higher reorganization costs and an increase in tax expense. Operating assets and liabilities used $1.2 million of cash in the six-month period ended June 30, 2003, or $4.5 million less than during the same period last year. Inventory has used $6.3 million of cash through the first six months of 2003, as compared to a $4.2 million use of cash in the same six-month period last year. This increase in inventory results mainly from the Company's efforts to ensure timely deliveries. Accounts payable provided $3.5 million of cash in the first two quarters of 2003, or approximately $1.0 million more than the same period in 2002. The increase in payables results partly from the increase in inventory, but also to the Company's efforts to negotiate normal payment terms with some of its suppliers. Accrued and other liabilities provided $1.3 million of cash in the six-month period ended June 30, 2003, which compares to cash provided of $2.7 million during the same period last year. The majority of this difference results from a $2.0 million accrual made in the second quarter of 2002 related to the 2002 management incentive program. Through the first six months of 2003, the Company has not incurred any expense related to the 2003 management incentive plan.

Investing activities used $5.6 million during the six months ended June 30, 2003, which compares to $4.6 million for the same period in 2002. Capital expenditures were $4.8 million during the six months ended June 30, 2003, which is $0.8 million more than was spent during the same period last year.

Financing activities provided $4.7 million during the first half of 2003 compared to cash provided of $2.4 million during the same period last year. This difference results primarily from additional net borrowings.

Operating cash disbursements during the first half of 2003 related to the reorganization totaled $5.6 million and consisted of approximately $4.7 million of professional fees and expenses, $0.3 million paid under the key employee retention program, $0.2 million of U.S. Trustee fees and $0.4 million of other reorganization related payments.

LIQUIDITY

The Company's principal uses of cash will be capital expenditures, working capital and debt service requirements under the Working Capital Facility and the Senior Term Notes. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Working Capital Facility.

The Working Capital Facility provides for total borrowings of $50 million under a revolver, of which up to $20 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA. The Working Capital Facility defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries plus 65% of the EBITDA of the Company's Canadian subsidiaries. EBITDA is defined in the Working Capital Facility as net income less interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $5 million in the aggregate. Availability under the Working Capital Facility may also be limited if the Company fails to meet certain levels of Adjusted EBITDA. Borrowings under the Working Capital Facility accrue interest, at the Company's option, at the prime lending rate plus 2.25% in the case of index rate loans, or at the London Interbank Offered Rate ("LIBOR") plus 3.25% in the case of LIBOR loans. The Working Capital Facility is secured by substantially all the assets of the Company, including a pledge of the capital stock of substantially all its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Working Capital Facility contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis for the Company) and other customary provisions. As of June 30, 2003, the Company had borrowed $15.5 million and issued letters of credit totaling $9.4 million under the Working Capital Facility, resulting in availability of approximately $25 million. The Working Capital Facility terminates on May 16, 2006.

The Senior Term Notes accrue interest, in the case of eurodollar loans at LIBOR plus a margin ranging from 3.0% to 7.5%, and in the case of base rate loans at the administrative agent's alternative base rate plus a margin ranging from 2.0% to 6.5%. The interest margin applicable to the Eurodollar and base rate loans varies depending on the level of indebtedness and the time elapsed from the Effective Date. At June 30, 2003, the Company had $180 million outstanding under the Senior Term Notes. No payments of principal are due under the Senior Notes Facility until June 2004. Thereafter, the Senior Notes Facility requires quarterly amortization payments totaling $10 million in the second year of the loan, $20 million in the third year of the loan, $30 million in the fourth year of the loan and the remainder in the fifth year of the loan. Payments under the Senior Notes Facility are subject to limitation by the Working Capital Facility under certain circumstances. The Senior Notes Facility contains financial covenants and other provisions similar to those in the Working Capital Facility. The Senior Notes Facility is secured by substantially all the assets of Thermadyne and its domestic subsidiaries, including a pledge of the capital stock of substantially all subsidiaries, subject to certain limitations with respect to foreign subsidiaries, subordinated to the liens under the Working Capital Facility. The respective rights of the lenders under each of the Working Capital Facility and the Senior Notes Facility are governed by an intercreditor agreement.

The Company expects its operating cash flow, together with borrowings under the Working Capital Facility, will be sufficient to meet its anticipated future operating expenses, capital expenditures and the debt service requirements of the Working Capital Facility and the Senior Term Notes. However, the Company's ability to generate sufficient cash flow to meet its operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the current reporting period. Based on that evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b) Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Amended and Restated Certificate of Incorporation

Pursuant to the Plan, on the Effective Date, the Company filed with the Delaware Secretary of State an Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), under which its authorized capital stock as of the Effective Date consists of (i) 25,000,000 shares of common stock, with a par value of $0.01 per share (the "New Common Stock") and (ii) 5,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). No Preferred Stock has been issued. Pursuant to the Certificate of Incorporation, Preferred Stock may be issued in one or more series as determined from time to time by the board of directors of the Company, without further approval by the stockholders. Upon issuance of Preferred Stock, the board of directors will determine the voting powers, preferences, rights, qualifications, limitations and restrictions as the board may set forth in the certificate of designation for such Preferred Stock. The Plan provides that the Company shall not issue nonvoting equity securities for so long as Section 1123 of the Bankruptcy Code is applicable to the Company. Pursuant to the Plan, on the Effective Date, all then-outstanding pre-Effective Date debt and equity securities were cancelled as well as all options and agreements to issue or purchase any equity interests.

Warrant Agreements

Pursuant to the Plan, on the Effective Date, the Company issued three series of warrants exercisable for shares of the New Common Stock. The Company issued: (i) 1,157,000 Series A Warrants exercisable before the first anniversary of the Effective Date with an exercise price of $13.85 in cash per share of New Common Stock, payable to the Company; (ii) 700,000 Series B Warrants exercisable before the third anniversary of the Effective Date with an exercise price of $20.78 in cash per share of New Common Stock, payable to the Company; and (iii) 271,429 Series C Warrants exercisable before the third anniversary of the Effective Date with an exercise price of $27.70 in cash per share of New Common Stock, payable to the Company. Each of the series of warrants is exercisable in accordance with the respective warrant agreements, each as attached as an exhibit to this filing.

Registration Rights Agreement

The issuance of shares by the Company pursuant to the Plan on the Effective Date are exempt from the registration requirements of the Securities Act of 1933, as amended, to the extent provided by section 1145 of the Bankruptcy Code. Certain holders of the New Common Stock that are deemed "underwriters" under section 1145 of the Bankruptcy Code received securities with legends restricting the transfer of such shares. On the Effective Date, the Company entered into a registration rights agreement with certain holders of restricted shares of New Common Stock (the "Registration Rights Agreement"). The Registration Rights Agreement is attached as an exhibit to this filing.

Subscription Offering

Pursuant to the Plan, the Company offered certain holders of pre-petition claims the opportunity to subscribe for shares of New Common Stock for a specified time period. No holders subscribed to the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         2.1 First Amended and Restated Plan of Reorganization dated January 17, 2003 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 11,
                  2003).

         2.2 Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 11,
                  2003).

         3.1 Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003.*

         3.2      Amended and Restated Bylaws of the Company dated as of May 23,
                  2003.*

         4.1 Credit Agreement dated as of May 23, 2003 among the Company, as a guarantor thereunder, Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 3, 2003).

         4.2 Credit and Guaranty Agreement dated as of May 23, 2003 among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 3, 2003).

         4.3 Registration Rights Agreement dated as of May 23, 2003 by and between the Company and Angelo Gordon & Co., L.P., on behalf of certain managed funds and accounts.* 4.4 Class A Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.*

         4.4 Class A Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.*

         4.5 Class B Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.*

         4.6 Class C Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.*

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         *Filed herewith.

b)       Reports on Form 8-K

         April 11, 2003      Reporting the confirmation of the Plan.

         June 3, 2003        Reporting the Effective Date of the Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THERMADYNE HOLDINGS CORPORATION

                                       By: /s/ Karl R. Wyss
                                          --------------------------------------

                                           Karl R. Wyss
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                       By: /s/ James H. Tate
                                          --------------------------------------
                                           James H. Tate
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                              Officer)

Date: August 14, 2003