Form 10-Q
period 2003-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2003-11-14
CIK 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------

                         Commission file number 0-23378

                         Thermadyne Holdings Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                           74-2482571
----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

--------------------------------------------------------------------------------

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of October 31, 2003 was 13,300,000.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements of
              Thermadyne Holdings Corporation (Unaudited)

              Condensed Consolidated Balance Sheets..................          3
              Condensed Consolidated Statements of Operations........        4-5
              Condensed Consolidated Statements of Cash Flows........          6
              Notes to Condensed Consolidated Financial Statements...       7-19

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations.......      20-25

     Item 3.  Market Risk............................................         25

     Item 4.  Controls and Procedures................................         25

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds..............         26

     Item 6.  Exhibits and Reports on Form 8-K.......................         27

SIGNATURES...........................................................         28

ITEM 1

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       Reorganized      Predecessor
                                                                         Company          Company
                                                                      -------------    -------------
                                                                      September 30,     December 31,
                                                                          2003             2002
                                                                      -------------    -------------
                                                                       (Unaudited)
ASSETS

Current Assets:
      Cash and cash equivalents                                       $      11,078    $      17,413
      Accounts receivable, less allowance for doubtful
          accounts of $4,847 and $4,275, respectively                        81,290           80,423
      Inventories                                                           103,934           95,702
      Prepaid expenses and other                                             11,495           12,057
                                                                      -------------    -------------
               Total current assets                                         207,797          205,595
Property, plant and equipment, net                                           84,178           72,291
Goodwill                                                                    137,876           10,625
Intangibles, net                                                             79,443            3,696
Other assets                                                                  1,083            5,354
                                                                      -------------    -------------
               Total assets                                           $     510,377    $     297,561
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
      Accounts payable                                                $      25,934    $      23,855
      Accrued and other liabilities                                          30,940           27,458
      Accrued interest                                                          196                -
      Income taxes payable                                                    3,706            1,658
      Revolving credit facility                                              17,185                -
      Current maturities of long-term obligations                             8,889           13,328
                                                                      -------------    -------------
               Total current liabilities                                     86,850           66,299
Liabilities subject to compromise                                                 -          832,919
Long-term obligations, less current maturities                              201,205           17,285
Other long-term liabilities                                                  41,609           46,201
Redeemable preferred stock                                                        -           78,509
Shareholders' equity (deficit):
      Common stock, $0.01 par value, 25,000,000 shares authorized,
          and 13,300,000 shares issued and outstanding                          133               36
      Additional paid-in capital                                            183,267         (128,523)
      Accumulated deficit                                                    (2,550)        (568,963)
      Management loans                                                            -           (1,596)
      Accumulated other comprehensive loss                                     (137)         (44,606)
                                                                      -------------    -------------
               Total shareholders' equity (deficit)                         180,713         (743,652)
                                                                      -------------    -------------
               Total liabilities and shareholders' equity (deficit)   $     510,377    $     297,561
                                                                      =============    =============

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                   Reorganized     Predecessor
                                                                     Company         Company
                                                                  -------------    ------------
                                                                  Three Months     Three Months
                                                                      Ended           Ended
                                                                  September 30,    September 30
                                                                      2003             2002
                                                                  -------------    ------------
Net sales                                                         $     106,688    $     98,433
Operating expenses:
      Cost of goods sold                                                 73,230          61,921
      Selling, general and administrative expenses                       28,260          25,678
      Amortization of intangibles                                         1,150             193
      Net periodic postretirement benefits                                  687             288
                                                                  -------------    ------------
      Operating income                                                    3,361          10,353
Other income (expense):
      Interest expense (contractual interest of $17,490 for the          (4,324)         (5,217)
           three months ended September 30, 2002)
      Amortization of deferred financing costs                             (114)           (829)
      Other, net                                                           (671)         (1,339)
                                                                  -------------    ------------
Income (loss) before reorganization items and                            (1,748)          2,968
      income tax provision
Reorganization items                                                         --           3,530
                                                                  -------------    ------------
Loss before income tax provision                                         (1,748)           (562)
Income tax provision                                                      1,608              44
                                                                  -------------    ------------
Net loss                                                          $      (3,356)   $       (606)
                                                                  =============    ============

Basic and diluted net loss per share amounts:                     $       (0.25)   $      (0.17)
                                                                  =============    ============

      See accompanying notes to condensed consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                              Reorganized
                                                                                Company           Predecessor Company
                                                                              ------------    ----------------------------
                                                                              Four Months     Five Months     Nine Months
                                                                                 Ended           Ended           Ended
                                                                              September 30,      May 31,      September 30,
                                                                                  2003            2003            2002
                                                                              ------------    ------------    ------------
Net sales                                                                     $    142,926    $    172,010    $    309,196
Operating expenses:
      Cost of goods sold                                                            97,589         111,333         197,314
      Selling, general and administrative expenses                                  37,059          44,341          80,813
      Amortization of intangibles                                                    1,492             363             767
      Net periodic postretirement benefits                                             801             516             864
                                                                              ------------    ------------    ------------
      Operating income                                                               5,985          15,457          29,438
Other income (expense):
      Interest expense (contractual interest of $29,962 and $53,052 for the five months ended May 31, 2003 and the nine months ended
           September 30, 2002, respectively)                                        (5,779)         (8,798)        (16,853)
      Amortization of deferred financing costs                                        (152)              -          (2,487)
      Other, net                                                                      (678)         (1,174)         (2,850)
                                                                              ------------    ------------    ------------
Income (loss) before reorganization items and
      income tax provision                                                            (624)          5,485           7,248
Reorganization items                                                                     -         (14,672)         (9,577)
Gain from reorganization and adoption of fresh-start accounting                          -         581,089               -
                                                                              ------------    ------------    ------------
Income (loss) before income tax provision                                             (624)        571,902          (2,329)
Income tax provision                                                                 1,926           2,939           1,534
                                                                              ------------    ------------    ------------
Net income (loss)                                                             $     (2,550)   $    568,963    $     (3,863)
                                                                              ============    ============    ============

Basic and diluted net income (loss) per share amounts:                        $      (0.19)   $     158.47    $      (1.08)
                                                                              ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         Reorganized
                                                                            Company              Predecessor Company
                                                                      ------------------   ---------------------------------
                                                                          Four Months      Five Months       Nine Months
                                                                            Ended             Ended             Ended
                                                                      September 30, 2003   May 31, 2003   September 30, 2002
                                                                      ------------------   ------------   ------------------
Cash flows provided by (used in) operating activities:
      Net income (loss)                                               $           (2,550)  $    568,963   $           (3,863)
Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
      Net periodic postretirement benefits                                           801            516                  864
      Depreciation                                                                 6,676          6,071               11,646
      Amortization of intangibles                                                  1,492            363                  767
      Amortization of deferred financing costs                                       152              -                2,487
      Gain on reorganization and adoption of fresh-start accounting                    -       (581,089)                  35
      Non-cash cost of sales                                                       2,195              -                    -
      Deferred income taxes                                                          167            (33)                   -
Changes in operating assets and liabilities:
      Accounts receivable                                                          5,058         (1,521)                 150
      Inventories                                                                    506         (5,703)              (8,155)
      Prepaid expenses and other                                                    (590)          (347)                 753
      Accounts payable                                                            (3,658)         3,326                  307
      Accrued and other liabilities                                               (9,740)         5,059                1,043
      Accrued interest                                                               196             11                 (476)
      Income taxes payable                                                          (702)         2,028                  757
      Other long-term liabilities                                                   (820)        (1,035)              (2,272)
                                                                      ------------------   ------------   ------------------
           Total adjustments                                                       1,733       (572,354)               7,906
                                                                      ------------------   ------------   ------------------
           Net cash provided by (used in) operating activities                      (817)        (3,391)               4,043
                                                                      ------------------   ------------   ------------------
Cash flows used in investing activities:

      Capital expenditures, net                                                   (3,209)        (4,114)              (6,522)
                                                                      ------------------   ------------   ------------------
           Net cash used in investing activities                                  (3,209)        (4,114)              (6,522)
                                                                      ------------------   ------------   ------------------
Cash flows provided by (used in) financing activities:
      Borrowing under debtor-in-possession credit facility                             -              -                1,500
      Net borrowings under revolving credit facility                               4,222         12,963                    -
      Repayment of long-term obligations                                            (719)       (12,780)              (4,247)
      Borrowing of long-term obligations                                               -          3,075                3,389
      Financing fees                                                                   -         (1,352)                   -
      Other                                                                       (1,192)           979                   58
                                                                      ------------------   ------------   ------------------
           Net cash provided by financing activities                               2,311          2,885                  700
                                                                      ------------------   ------------   ------------------
Net decrease in cash and cash equivalents                                         (1,715)        (4,620)              (1,779)
Cash and cash equivalents at beginning of period                                  12,793         17,413               14,800
                                                                      ------------------   ------------   ------------------
Cash and cash equivalents at end of period                            $           11,078   $     12,793   $           13,021
                                                                      ==================   ============   ==================

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

         The principal elements of the Restructuring and the principal effects of its consummation pursuant to the plan of reorganization are summarized below. The Company has accounted for the Restructuring using the principles of "fresh-start" accounting as required by the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As a result of the application of SOP 90-7, the Company's financial results for the periods ending prior to June 1, 2003 and ending after May 31, 2003 include two different bases of accounting and, accordingly the operating results and cash flows of the Reorganized Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to June 1, 2003 (the first day of the calendar month following the month in which the Company emerged from bankruptcy) and references to the "Reorganized Company" are references to the Company for the periods subsequent to May 31, 2003. The Reorganized Company's financial statements are not comparable to the Predecessor Company's financial statements. The combined results of operations of the Company for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for future periods.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the five months ended May 31, 2003 and the four months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

         The Plan provided for a substantial reduction of the Company's long-term debt. Under the Plan, the Company's total debt was reduced to approximately $225,000, as compared to the nearly $800,000 in debt and $79,000 in preferred stock outstanding at the time the Company filed for Chapter 11 protection in November 2001. The Plan provided for treatment to the various classes of claims and equity interest as follows (as is more fully described in the Plan):

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

         The pre-petition senior secured lenders (Class 2) exchanged their approximately $365,000 in debt and outstanding letters of credit for cash, approximately 94.5% of the new common stock of the Company, $180,000 in new senior debt notes and Series C Warrants exercisable for additional shares of new common stock of the Company. The pre-petition senior lenders transferred the Series C Warrants to certain pre-petition Company equity holders.

         General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder's pro rata share of $7,500 and
         (2) fifty percent (50%) of such holder's claim (estimated by the Company to provide a recovery on such claims of 30% to 37% of the amount of such claims). The Company has made initial distributions of such amounts.

         The 9 7/8% Senior Subordinated Note Holders (Class 5) exchanged their approximately $230 million in debt and accrued interest for approximately 5.5% of the new common stock of the Company, and Series A Warrants and Series B Warrants exercisable for additional shares of new common stock of the Company. The 9 7/8% Senior Subordinated Note Holders had the opportunity to subscribe for more shares through a subscription offering held pursuant to the Plan, but no holders subscribed to the offering.

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

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED

         The Thermadyne Holdings Equity Interests (Class 9), which includes the existing common and preferred stock of the Company, were cancelled upon the Effective Date of the Plan and the holders of such interests did not receive any distributions pursuant to the Plan.

         On the Effective Date of the Plan, the Company issued 13,300,000 shares of new common stock, $180,000 in new senior debt notes, 1,157,000 Series A Warrants, 700,000 Series B Warrants and 271,429 Series C Warrants. The Company concurrently entered into a new senior secured credit facility providing for revolving loans of up to $50,000. The Company borrowed $15,300 under the facility on the Effective Date to repay in full amounts outstanding under the $60,000 debtor-in-possession credit facility among Thermadyne Mfg. LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility"), for the payment of various pre-petition obligations and for general working capital purposes. The Company may make additional draws under the facility.

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

                                 December 31,
                                    2002
                                ------------
Trade accounts payable          $     15,949
Accrued and other liabilities          3,023
Accrued interest                      24,809
Accrued income taxes                   9,086
Old Credit Facility                  356,172
Senior Subordinated Notes            207,000
Debentures                           145,066
Subordinated Notes                    37,060
Junior Notes                          33,427
Other long-term obligations            1,327
                                ------------
      Total                     $    832,919
                                ============

         REORGANIZATION ITEMS

         For the five months ended May 31, 2003, reorganization items totaled approximately $14,700 and included $13,900 of professional fees and expenses, $200 paid under the key employee retention program, and $600 of

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         other reorganization costs. Reorganization items for the three-month period ended September 30, 2002, include $3,000 of professional fees and expenses, $400 of expenses related to financing fees associated with the DIP Facility, and $100 of other reorganization costs. For the nine months ended September 30, 2002, reorganization items include $6,900 of professional fees and expenses, $1,400 of expenses related to financing fees associated with the DIP Facility, $400 associated with a lease obligation that was rejected, $300 related to payments under the key employee retention plan approved by the Court, and $600 of other reorganization costs.

         SELLING, GENERAL AND ADMINISTRATIVE CHARGES

         Selling, general and administrative expenses for the three-month period ended September 30, 2003 included charges of approximately $500 related primarily to the reorganization of domestic manufacturing facilities. For the four months ended September 30, 2003, together with the five months ended May 31, 2003, selling, general and administrative expenses included $1,100 related to plant reorganizations and $900 related to the logistics and technology projects. Included in selling, general and administrative expenses for the three months ended September 30, 2002, are costs of approximately $500 related to an information technology transformation project and $100 related to logistics initiatives. For the nine months ended September 30, 2002, selling, general and administrative expenses included $1,900 related to the information technology transformation initiative and $500 related to the logistics projects.

         COST OF GOODS SOLD

         Included in cost of goods sold for the three months ended September 30, 2003, is a $2,195 charge related to the required write-up of foreign inventory in connection with fresh-start accounting. In connection with the opening balance sheet, the Company wrote up its foreign inventory by approximately $3,000. The Company's foreign subsidiaries account for their inventory on a first-in, first-out basis, and as a result, the majority of the revalued inventory was sold in the third quarter of 2003. The remaining $800 of the write-up will be recorded to cost of goods sold in the fourth quarter of 2003.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net income (loss). Additionally, certain intercompany sales transactions, which were inadvertently misclassified as trade sales, have been reclassified. This reclassification of sales was offset by a corresponding change in the cost of goods sold and had no effect on the Company's financial condition, changes in financial condition, and results of operations including no effect on reported gross profit, operating income, net income (loss) or net income (loss) per common share. A summary of these reclassifications for the current fiscal year and the fiscal year ended December 31, 2002 is as follows:

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             Reorganized
                                    Predecessor Company        Company
                                 -------------------------   -----------
                                 Three Months   Two Months   One Month
                                    Ended         Ended        Ended
                                  March 31,      May 31,      June 30,
                                     2003          2003         2003         Total
                                 ------------   ----------   -----------   ---------
Net sales as reported            $    100,991   $   71,917   $    36,299   $ 209,207
Reclassification                         (537)        (362)          (61)       (960)
                                 ------------   ----------   -----------   ---------
Net sales as adjusted            $    100,454   $   71,555   $    36,238   $ 208,247
                                 ============   ==========   ===========   =========

Cost of goods sold as reported   $     65,090   $   47,144   $    24,419   $ 136,653
Reclassification                         (537)        (362)          (61)       (960)
                                 ------------   ----------   -----------   ---------
Cost of goods sold as adjusted   $     64,553   $   46,782   $    24,358   $ 135,693
                                 ============   ==========   ===========   =========

Operating income as reported     $      9,486   $    5,968   $     2,624   $  18,078
                                 ============   ==========   ===========   =========

                                      Predecessor Company
                                 ------------------------------
                                 Three Months     Three Months
                                    Ended            Ended
                                 September 30,     December 31,
                                     2002             2002           Total
                                 -------------    -------------    ---------
Net sales as reported            $      98,610    $     104,882    $ 203,492
Reclassification                          (177)            (456)        (633)
                                 -------------    -------------    ---------
Net sales as adjusted            $      98,433    $     104,426    $ 202,859
                                 =============    =============    =========

Cost of goods sold as reported   $      62,098    $      70,073    $ 132,171
Reclassification                          (177)            (456)        (633)
                                 -------------    -------------    ---------
Cost of goods sold as adjusted   $      61,921    $      69,617    $ 131,538
                                 =============    =============    =========

Operating income as reported     $      10,353    $       8,373    $  18,726
                                 =============    =============    =========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         INCOME (LOSS) PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                       Reorganized      Predecessor
                                                         Company          Company
                                                      -------------    -------------
                                                      Three Months      Three Months
                                                          Ended            Ended
                                                      September 30,    September 30,
                                                           2003             2002
                                                      -------------    -------------
Numerator:
      Net loss applicable to common shares            $      (3,356)   $        (606)
                                                      =============    =============

Denominator:
      Weighted average shares-basic and diluted          13,300,000        3,590,326
                                                      =============    =============

Basic and diluted loss per share amounts:
      Net loss applicable to common shares            $       (0.25)   $       (0.17)
                                                      =============    =============

                                                       Reorganized
                                                         Company            Predecessor Company
                                                      -------------    -----------------------------
                                                       Four Months     Five Months      Nine Months
                                                          Ended           Ended            Ended
                                                      September 30,       May 31       September 30,
                                                          2003             2003            2002
                                                      -------------    -------------   -------------
Numerator:
      Net income (loss) applicable to common shares   $      (2,550)   $     568,963   $      (3,863)
                                                      =============    =============   =============

Denominator:
      Weighted average shares-basic and diluted          13,300,000        3,590,326       3,590,326
                                                      =============    =============   =============

Basic and diluted loss per share amounts:
      Net income (loss) applicable to common shares   $       (0.19)   $      158.47   $       (1.08)
                                                      =============    =============   =============

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

         The Reorganization Value was determined by the Company through consultation with its financial advisors, by developing a range of values using both comparable companies and net present value approaches. The Reorganization Value was based in part on financial projections prepared by the Company for the period 2002 through 2006. These projections assume a compound annual growth rate for sales of approximately 3.3% with domestic sales growing at a slightly faster pace than international. This growth rate compares to a negative compounded rate of 4.5% the Company experienced for the years 1997 to 2002. The projections also assume improved profitability from continued efforts to reduce cost. The determination of the Reorganization Value is more fully described in the Plan of Reorganization. Based on the analyses prepared by the Company and its financial advisor, the Company estimated the Reorganization Value at approximately $523,000. The Company has made an allocation of the Reorganization Value, which includes certain estimates and judgments.

         The following unaudited consolidated balance sheet as of June 1, 2003, illustrates the effect of the Company's Restructuring and the effect of fresh-start accounting adjustments to record the Company's preliminary allocation of the Reorganization Value to its assets. The total amount of debt forgiveness was $782,100 and was included as a reorganization item gain in the accompanying statements for the two and five month periods ended May 31, 2003. The consolidated balance sheet at June 1, 2003, has been prepared on a different basis of accounting and is not comparable in material respects to any such balance sheet as of any prior date or for any prior period.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        June 1, 2003
                                                                         Historical  Debt Discharge                  June 1, 2003
                                                                          Basis of       and          Fresh-Start    New Basis of
                                                                        Accounting   Restructuring    Adjustments     Accounting
                                                                       ------------  --------------   -----------   --------------
ASSETS

Current Assets:
       Cash and cash equivalents                                         $  12,793     $       -      $       -       $  12,793
       Accounts receivable, net                                             86,089             -              -          86,089
       Inventories                                                         105,804             -              - (j)     105,804
       Prepaid expenses and other                                           12,123             -           (933)(k)      11,190
                                                                         ---------     ---------      ---------       ---------
                  Total current assets                                     216,809             -           (933)        215,876
Property, plant and equipment                                               73,934             -         13,793 (l)      87,727
Deferred financing costs                                                       675           677(a)           -           1,352
Goodwill                                                                    13,089             -        124,787 (m)     137,876
Intangibles                                                                  4,046             -         75,382 (n)      79,428
Other assets                                                                 1,113             -              -           1,113
                                                                         ---------     ---------      ---------       ---------
                  Total assets                                           $ 309,666     $     677      $ 213,029       $ 523,372
                                                                         =========     =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
       Accounts payable                                                  $  29,649     $       -      $       -       $  29,649
       Accrued and other liabilities                                        31,963         8,639 (b)          -          40,602
       Accrued interest                                                      1,348        (1,348)(c)          -               -
       Income taxes payable                                                  3,841           488 (d)          -           4,329
       Current maturities of long-term obligations                          15,511       (11,650)(e)          -           3,861
                                                                         ---------     ---------      ---------       ---------
                  Total current liabilities                                 82,312        (3,871)             -          78,441
Liabilities subject to compromise                                          835,969      (835,969)(f)          -               -
Long-term obligations, less current maturities                              15,742       195,349 (g)      8,744 (o)     219,835
Other long-term liabilities                                                 47,203         9,648 (d)    (15,155)(o)      41,696
                                                                         ---------     ---------      ---------       ---------
                  Total liabilities                                        981,226      (634,843)        (6,411)        339,972
                                                                         ---------     ---------      ---------       ---------

Redeemable preferred stock                                                  78,509       (78,509)(h)          -               -

Stockholders' equity (deficit):
       Common stock                                                             36            97 (i)          -             133
       Additional paid-in capital                                         (130,204)      313,471 (i)          -         183,267
       Accumulated other comprehensive loss                                (38,812)       (2,488)(i)     41,300 (p)           -
       Accumulated deficit                                                (581,089)      402,949 (i)    178,140 (p)           -
                                                                         ---------     ---------      ---------       ---------
                  Total stockholders' equity (deficit)                    (750,069)      714,029        219,440         183,400
                                                                         ---------     ---------      ---------       ---------
                  Total liabilities and shareholders' equity (deficit)   $ 309,666     $     677      $ 213,029       $ 523,372
                                                                         =========     =========      =========       =========


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

FRESH-START ADJUSTMENTS:

(j) The Company revalued its inventory to record work-in-process and finished goods at their respective selling prices less (i) costs to complete, (ii) costs of disposal, and (iii) a reasonable profit on the selling effort, as applicable. The write-up in inventory resulting from this revaluation was essentially offset by an adjustment to eliminate the existing LIFO reserve and previously capitalized inventory costs.

(k) To eliminate prepaid pension asset. In accordance with SOP 90-7, the Company recorded the liability related to its defined benefit pension plans at the projected benefit obligation in excess of plan assets and eliminated other amounts recorded on the balance sheet. In addition to the prepaid pension asset, the Company eliminated $4,459 recorded in accumulated other comprehensive loss.

(l) To write-up fixed assets to their estimated fair value. The write-up was based on management estimates and an appraisal prepared for the Company by an outside third party.

(m) Represents the excess of Reorganization Value over identifiable assets ("goodwill".)

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED

(n) Represents the incremental allocation of the Reorganization Value to identifiable intangible assets. Intangibles consist of the following as of June 1, 2003:

Patents                          $    7,436
Trademarks                           33,600
Customer relationships               38,392
                                 ----------
                                 $   79,428
                                 ==========

         The value assigned to patents, trademarks and customer relationships was based on management's estimates and an appraisal prepared for the Company by an outside third party.

(o)      Adjustments consist of the following:

                                                                           Other
                                                           Long-term     Long-term
                                                          Obligations   Liabilities
                                                          -------------------------
Properly classify capital lease obligations               $     8,744   $    (8,769)
Adjust pension obligation in accordance with SOP 90-7               -         1,787
Adjust post-retirement benefit obligation in accordance
  with SOP 90-7                                                     -        (8,173)
                                                          -------------------------
                                                          $     8,744   $   (15,155)
                                                          =========================

         Similar to the adjustment made related to the defined benefit pension plans, in accordance with SOP 90-7, the Company adjusted the liability related to its post-retirement benefit plan to the accumulated post-retirement benefit obligation.

(p) To eliminate remaining balances of accumulated other comprehensive loss and retained deficit.

3.       INVENTORIES

         The composition of inventories was as follows:


                September 30, 2003  December 31, 2002
                -----------------   -----------------
Raw materials     $      20,349     $          15,881
Work-in-process          12,651                26,413
Finished Goods           70,934                52,488
LIFO reserve                  -                   920
                  -------------     -----------------
Total             $     103,934     $          95,702
                  =============     =================

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

                                                                                         Other
                                            United                      Australia      Geographic
                                            States         Europe          Asia          Regions         Other      Consolidated
                                         ------------   ------------   ------------   ------------   ------------   ------------
REORGANIZED COMPANY
Four  Months Ended September 30, 2003
       Revenue from external customers   $     82,656   $     19,066   $     20,837   $     20,367   $          -   $    142,926
       Intersegment revenues                    7,768          2,244            414            900        (11,326)             -
       Operating income (loss)                 12,869           (136)           693          1,236         (8,677)         5,985

PREDECESSOR COMPANY
Five Months Ended May 31, 2003
       Revenue from external customers   $    101,025   $     26,235   $     21,243   $     23,507   $          -   $    172,010
       Intersegment revenues                   10,478          2,562            257          1,109        (14,406)             -
       Operating income (loss)                 20,223          2,508            205          1,261         (8,740)        15,457

Nine Months Ended September 30, 2002
       Revenue from external customers   $    199,143   $     35,936   $     34,521   $     39,596   $          -   $    309,196
       Intersegment revenues                   17,866          4,012            446          3,301        (25,625)             -
       Operating income (loss)                 38,625          1,860           (459)         4,818        (15,406)        29,438

5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss totaled $(3,650), and $(4,531) for the three months ended September 30, 2003, and the three months ended September 30, 2002, respectively. For the four-month period ended September 30, 2003, the five-month period ended May 31, 2003, and the nine-month period ended September 30, 2002, comprehensive income (loss) was $(2,687), $613,566 and $(5,668), respectively.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

6.       INTANGIBLE ASSETS

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of its goodwill on January 1, 2002. Effective June 1, 2003, the Company made an adjustment of $122,287 to write-up goodwill pursuant to the principles of "fresh-start" accounting as required by SOP 90-7. Goodwill had a net balance of $137,876 and $10,625 at September 30, 2003 and December 31, 2002, respectively.

         The Company has other identifiable intangible assets such as patents, trademarks and customer relationships. In accordance with SOP 90-7, the Company revalued its identifiable intangible assets and recorded a fresh-start adjustment of $75,382 to write-up these assets. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years. Trademarks are not amortized, but are periodically evaluated for impairment. The total cost of these intangible assets was $79,734 and $13,511 at September 30, 2003 and December 31, 2002, respectively. Accumulated amortization totaled $1,492 and $9,815 at September 30, 2003 and December 31, 2002, respectively. Amortization expense amounted to $1,150 and $193 for the three month period ended September 30, 2003 and the three month period ended September 30, 2002, respectively. Amortization expense was $1,492, $363, and $767 for the four months ended September 30, 2003, the five months ended May 31, 2003, and the nine months ended September 30, 2002, respectively. Amortization expense is expected to be approximately $3,100 for each of the next five fiscal years.

7.       LONG-TERM OBLIGATIONS

         On the Effective Date, the Company entered into a credit agreement dated as of May 23, 2003 (the "Working Capital Facility") among the Company, as a guarantor thereunder, Thermadyne Industries, Inc. and certain other domestic subsidiaries of the Company, as borrowers, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, providing for up to $50,000 in a revolving loan for working capital purposes (the "Working Capital Facility.")

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

         The Working Capital Facility provides for total borrowings of $50,000, of which up to $20,000 may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA. The Working Capital Facility defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries plus 65% of the EBITDA of the Company's Canadian subsidiaries. EBITDA is defined in the Working Capital Facility as net income less interest income, gains from extraordinary items, any

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $5,000 in the aggregate. Availability under the Working Capital Facility may also be limited if the Company fails to meet certain levels of Adjusted EBITDA. Borrowings under the Working Capital Facility accrue interest, at the Company's option, at the prime lending rate plus 2.25% in the case of index rate loans, or at the London Interbank Offered Rate ("LIBOR") plus 3.25% in the case of LIBOR loans. The Working Capital Facility is secured by substantially all the assets of the Company, including a pledge of the capital stock of substantially all its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Working Capital Facility contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis for the Company) and other customary provisions. As of September 30, 2003, the Company had borrowed $17,185 and issued letters of credit totaling $9,165 under the Working Capital Facility. The Working Capital Facility terminates on May 16, 2006.

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

8.       Income Taxes

         The Company's tax provision relates primarily to its foreign subsidiaries. Domestic losses are fully reserved with a valuation allowance based on the current tax position and estimates of taxable income for the forseeable future.

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

To facilitate meaningful comparisons of the Company's third quarter 2003 and 2002 operating results, and the year to date operating results for the nine months ended September 30, 2003 and 2002, the following discussions of results of operations on a consolidated basis are presented on a traditional three and nine month basis for both years. Consequently, the information presented below does not reflect the periods in the nine months ended September 30, 2003, as they were presented in the Consolidated Statements of Operations. A summary of financial data which combines the four-month period ended September 30, 2003 and the five-month period ended May 31, 2003 is presented to provide a basis for discussions and is referred to as "Combined Nine Months Ended September 30, 2003." The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the operating results that might be achieved for the full fiscal year.

                                                                                        Combined Nine
                                                       Four Months     Five Months          Months        Nine Months
                                                          Ended            Ended            Ended            Ended
                                                      September 30,       May 31,       September 30,    September 30,
                                                          2003             2003             2003             2002
                                                      -------------    -------------    -------------    -------------
Net sales                                             $     142,926    $     172,010    $     314,936    $     309,196
Operating expenses:
       Cost of goods sold                                    97,589          111,333          208,922          197,314
       Selling, general and administrative expenses          37,059           44,341           81,400           80,813
       Amortization of intangibles                            1,492              363            1,855              767
       Net periodic postretirement benefits                     801              516            1,317              864
                                                      -------------    -------------    -------------    -------------
       Operating income                                       5,985           15,457           21,442           29,438
Other income (expense):
       Interest expense                                      (5,779)          (8,798)         (14,577)         (16,853)
       Amortization of deferred financing costs                (152)               -             (152)          (2,487)
       Other, net                                              (678)          (1,174)          (1,852)          (2,850)
                                                      -------------    -------------    -------------    -------------
Income (loss) before reorganization items and
       income tax provision                                    (624)           5,485            4,861            7,248
Reorganization items                                              -          (14,672)         (14,672)          (9,577)
Gain on reorganization and fresh-start accounting                 -          581,089          581,089                -
                                                      -------------    -------------    -------------    -------------
Income (loss) before income tax provision                      (624)         571,902          571,278           (2,329)
Income tax provision                                          1,926            2,939            4,865            1,534
                                                      -------------    -------------    -------------    -------------
Net income (loss)                                     $      (2,550)   $     568,963    $     566,413    $      (3,863)
                                                      =============    =============    =============    =============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales for the three-month period ended September 30, 2003 were $106.7 million, which was an 8.4% increase over net sales of $98.4 million for the same three-month period in 2002. Domestic sales were $56.8 million for the third quarter of 2003, compared to $56.2 million for the same period last year, which is an increase of 1.1%. International sales were $49.9 million for the three months ended September 30, 2003 compared to $42.2 million for the third quarter of 2002, or an increase of 18.2%. Australia, Europe and Latin America had the strongest sales growth in the third quarter, and were all up over 20% compared to the third quarter in 2002. Although international volumes were up over the third quarter in 2003, a weaker U.S. dollar also contributed to the sales increase for the quarter. Sales increased approximately 16.2% during the third quarter compared to the same quarter in 2002 as a result of the effects of currency.

Cost of goods sold was 68.6% of sales for the three-month period ended
September 30, 2003, which compares to 62.9% for the same quarterly period in 2002. This unfavorable change relates partly to a less favorable mix between domestic and international sales, and a decline in volume through the domestic manufacturing facilities which has lowered the absorption of fixed factory costs. Cost of goods sold was negatively impacted by currency and increased approximately $4.3 million over the comparable period in 2002 as a result of translating local currency results into U.S. dollars. Also included in cost of goods sold for the three-month period ended September 30, 2003 was a $2.2 million charge related to the required write-up of foreign inventory in connection with fresh-start accounting. In connection with the opening balance sheet, the Company wrote up its foreign inventory by approximately $3.0 million. The Company's foreign subsidiaries account for their inventory on a first-in, first-out basis, and as a result, the majority of the revalued inventory was sold in the third quarter of 2003. The remaining $0.8 million of the write-up will be recorded to cost of goods sold in the fourth quarter of 2003. Absent this $2.2 million charge, cost of goods sold for the three months ended September 30, 2003, would have been 66.6% of sales.

Selling, general and administrative expenses were $28.3 million for the three-month period ended September 30, 2003, or 10.1% more than the same three-month period in 2002. As a percentage of sales, selling, general and administrative expenses were 26.5% for the quarter ended September 30, 2003, versus 26.1% for the three months ended September 30, 2002. The increase in selling, general and administrative expenses results partly from expenditures related to new products and certain sales and marketing programs. In addition, selling, general and administrative expenses increased approximately $1.0 million over the third quarter of 2002 as a result of translating local currency results into U.S. dollars. Also increasing selling, general and administrative expenses in the third quarter of 2003 was approximately $0.9 million accrued related to the Company's management incentive plan and $0.5 million related to the reorganization of certain domestic manufacturing facilities. Selling, general and administrative expenses incurred during the quarter ended September 30, 2002, included approximately $0.5 million related to an information technology transformation project and $0.1 million related to logistics initiatives.

Reorganization items for the three-month period ended September 30, 2002 consisted of $3.0 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, and $0.1 million of other reorganization costs.

Interest expense for the third quarter of 2003 was $4.3 million, which compares to $5.2 million for the third quarter of 2002. The difference results primarily from the reduction in long-term debt resulting from the consummation of the plan of reorganization.

An income tax provision of $1.6 million was recorded on pretax loss of $1.7 million for the three months ended September 30, 2003. An income tax provision of $0.1 million was recorded on a pretax loss of $0.6 million for the quarter ended September 30, 2002. The income tax provision for both periods primarily relates to income generated in foreign jurisdictions, and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the valuation allowance established for current year operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales for the first nine months of 2003 were $314.9 million compared to $309.2 million for the same nine-month period in 2002, or an increase of 1.9 %. Domestic sales for the nine months ended September 30, 2003, were $169.0 million, which is a decline of 9.2% compared to net sales of $186.2 million for the nine months ended September 30, 2002. Generally weak economic conditions in the U.S. together with a highly competitive market are the main reasons for the decrease in domestic sales. International sales were $145.9 million for the nine months ended September 30, 2003, or 18.6% higher than sales of $123.0 million for the same period in 2002. Sales growth was in excess of 26% in Australia, Europe, South

Africa, and the Middle East. A weaker U.S. dollar contributed to the increase in international sales with approximately 14.7% of the growth over 2002 attributable to the effects of currency.

Cost of goods sold was 66.3% of sales for the nine months ended September 30, 2003, which compares to 63.8% for the same nine-month period in 2002. This increase results partly from the mix between domestic and international sales, and also from a decline in production volume in the domestic manufacturing facilities which has resulted in less absorption of fixed factory costs. Cost of goods sold increased approximately $11.5 million in the nine months ended September 30, 2003 compared to the same period in 2002 as a result of translating local currency results into U.S. dollars. Also included in cost of goods sold for the nine-month period ended September 30, 2003 was a $2.2 million charge related to the required write-up of foreign inventory in connection with fresh-start accounting. In connection with the opening balance sheet, the Company wrote up its foreign inventory by approximately $3.0 million. The Company's foreign subsidiaries account for their inventory on a first-in, first-out basis, and as a result, the majority of the revalued inventory was sold in the third quarter of 2003. The remaining $0.8 million of the write-up will be recorded to cost of goods sold in the fourth quarter of 2003. Absent this $2.2 million charge, cost of goods sold for the nine months ended September 30, 2003, would have been 65.6% of sales.

Selling, general and administrative expenses were $81.4 million for the nine months ended September 30, 2003, which is comparable to $80.8 million for the nine months ended September 30, 2002. As a percentage of sales, selling, general and administrative expenses were 25.8% for the first nine months of 2003 versus 26.1% for the first three quarters of 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased approximately $2.5 million over the first nine months of 2002 as a result of translating local currency results into U.S. dollars. Selling, general and administrative expenses for the nine months ended September 30, 2003 include $1.1 million related to the reorganization of certain domestic manufacturing facilities and $0.9 million related to logistics and technology initiatives. Selling, general and administrative expenses for the nine months ended September 30, 2002, include $1.9 million related to the information technology transformation initiative and $0.5 related to the logistics projects. Also included in selling, general and administrative expenses for the nine months ended September 30, 2003, is $0.9 million accrued related to the 2003 management incentive plan, which compares to $2.0 million accrued during the first nine months of 2002 for last year's plan.

Reorganization costs for the nine months ended September 30, 2003 were $14.7 million and included $13.9 million of professional fees, $0.2 million paid under the key employee retention program, and $0.6 million of other reorganization costs. Reorganization costs for the nine months ended September 30, 2002, include $6.9 million of professional fees and expenses, $1.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.6 million of other reorganization costs.

Interest expense for the first nine months of 2003 was $14.6 million, which compares to $16.9 million for the first nine months of 2002. The difference results partly from a reduction in variable interest rates, and also to the benefit realized from the overall reduction in long-term debt that resulted from the consummation of the plan of reorganization.

An income tax provision of $4.9 million was recorded on pretax income of $571.3 million for the nine months ended September 30, 2003. An income tax provision of $1.5 million was recorded on a pretax loss of $2.3 million for the nine months ended September 30, 2002. The income tax provision for both periods primarily relates to income generated in foreign jurisdictions and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the valuation allowance established for current year operating losses.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities used $4.2 million of cash during the first nine months of 2003, compared to $4.0 million of cash provided during the same time period in 2002. Earnings, after adjusting for non-cash expenses, were $3.7 million for the nine months ended September 30, 2003, compared to earnings of $11.9 million for the comparable time frame in 2002. This difference results primarily from higher reorganization costs and an increase in tax expense. Operating assets and liabilities used $7.9 million of cash during each of the nine-month periods ended September 30, 2003 and 2002, respectively. Accounts receivable provided $3.5 million during the nine months ended September 30, 2003, compared to $0.2 million during the same period in 2002. The improvement in accounts receivable relates primarily to an overall improvement in collections. Inventory used $5.2 million of cash through the first nine months of 2003, as compared to an $8.2 million use of cash in the same nine-month period last year. The increase in inventory in 2003 results primarily from increasing stock levels in regional warehouses in the U.S., stock added related to new product introductions, and increasing inventory levels as the Company relocates the production of two domestic facilities. Accounts payable used $0.3 million of cash in the first three quarters of 2003, which compares to cash provided of $0.3 million in the same period in 2002. Accrued and other liabilities used $4.7 million of cash in the nine-month period ended September 30, 2003, which compares to cash provided of $1.0 million during the same period last year. The majority of this difference results from payments made related to the reorganization.

Capital expenditures were $7.3 million during the nine months ended September 30, 2003, which is $0.8 million more than was spent during the same period last year.

Financing activities provided $5.2 million during the first three quarters of 2003 compared to cash provided of $0.7 million during the same period last year. This difference results primarily from additional net borrowings.

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

Borrowings under the Working Capital Facility accrue interest, at the Company's option, at the prime lending rate plus 2.25% in the case of index rate loans, or at the London Interbank Offered Rate ("LIBOR") plus 3.25% in the case of LIBOR loans. The Working Capital Facility is secured by substantially all the assets of the Company, including a pledge of the capital stock of substantially all its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Working Capital Facility contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis for the Company) and other customary provisions. As of September 30, 2003, the Company had borrowed $17.2 million and issued letters of credit totaling $9.4 million under the Working Capital Facility, resulting in availability of approximately $23 million. The Working Capital Facility terminates on May 16, 2006.

The Senior Term Notes accrue interest, in the case of eurodollar loans at LIBOR plus a margin ranging from 3.0% to 7.5%, and in the case of base rate loans at the administrative agent's alternative base rate plus a margin ranging from 2.0% to 6.5%. The interest margin applicable to the Eurodollar and base rate loans varies depending on the level of indebtedness and the time elapsed from the Effective Date. At September 30, 2003, the Company had $180 million outstanding under the Senior Term Notes. No payments of principal are due under the Senior Notes Facility until June 2004. The Senior Notes Facility contains financial covenants and other provisions similar to those in the Working Capital Facility. The Senior Notes Facility is secured by substantially all the assets of Thermadyne and its domestic subsidiaries, including a pledge of the capital stock of substantially all subsidiaries, subject to certain limitations with respect to foreign subsidiaries, subordinated to the liens under the Working Capital Facility. The respective rights of the lenders under each of the Working Capital Facility and the Senior Notes Facility are governed by an intercreditor agreement.

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

ITEM 3. MARKET RISK

There have been no changes in the Company's exposure to foreign currency risk. The Company is exposed to changes in interest rates related to its variable rate debt. The Company does not believe that changes in interest rates will have a material effect on its financial condition or results of operations.

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

(b) Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. With respect to the reclassifications described in
         Note 1 to the accompanying consolidated financial statements, these were the isolated result of the miscoding of certain sales transactions by an operating subsidiary following its conversion and implementation of a new financial reporting system. The Company has made the necessary corrections to the financial reporting system during the quarter ended September 30, 2003.

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

Warrant Agreements

Pursuant to the Plan, on the Effective Date, the Company issued three series of warrants exercisable for shares of the New Common Stock. The Company issued: (i) 1,157,000 Series A Warrants exercisable before the first anniversary of the Effective Date with an exercise price of $13.85 in cash per share of New Common Stock, payable to the Company; (ii) 700,000 Series B Warrants exercisable before the third anniversary of the Effective Date with an exercise price of $20.78 in cash per share of New Common Stock, payable to the Company; and (iii) 271,429 Series C Warrants exercisable before the third anniversary of the Effective Date with an exercise price of $27.70 in cash per share of New Common Stock, payable to the Company. Each of the series of warrants is exercisable in accordance with the respective warrant agreements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  10.1 Thermadyne Holdings Corporation Non-Employee Director's Stock Option Agreement*

                  31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

                  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

                  32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

                  32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

                  * Filed herewith.

         b)       Reports on Form 8-K

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

                                THERMADYNE HOLDINGS CORPORATION

                                By: /s/ Karl R. Wyss
                                    --------------------------------------------

                                    Karl R. Wyss
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ James H. Tate
                                    --------------------------------------------

                                    James H. Tate
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date: November 14, 2003