Form 10-K
period 2003-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2004-03-15
CIK 850660

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23378

Thermadyne Holdings Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-2482571 (I.R.S. Employer Identification No.)
16052 Swingley Ridge Road, Suite 300 Chesterfield, Missouri (Address of Principal Executive Offices)	63017 (ZIP Code)

Registrant's telephone number, including area code:
 (636) 728-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Title of Class
Common Stock, par value $0.01 per share

        Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $166,250,000 based on the closing sales price of the Common Stock, on June 30, 2003.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,300,000 shares of Common Stock, outstanding at March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the registrant's 2004 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following:

  (a)
  general economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

  (b)
  the cyclicality and maturity of the cutting and welding market;

  (c)
  the effects to our business of economic conditions, such as fluctuations in the cost of steel, the substitution of plastic and other materials in place of fabricated metals and the trend towards offshore production of fabricated metal products;

  (d)
  consolidation within our customer base and the resulting increased concentration of our sales;

  (e)
  pricing and product actions taken by our competitors;

  (f)
  ability to retain our significant customers;

  (g)
  customers' perceptions of our financial condition relative to that of our competitors, particularly in light of our recent emergence from Chapter 11 bankruptcy proceedings;

  (h)
  risks associated with reconfiguration and relocation of manufacturing operations;

  (i)
  the effectiveness of our cost reduction initiatives;

  (j)
  interest and foreign currency exchange rates;

  (k)
  changes in U.S. or foreign tax laws or regulations;

  (l)
  our ability to meet customer needs by introducing new products that will contribute positively to our operating results; risks associated with product liability;

  (m)
  unforeseen liabilities arising from patent or other litigation;

  (n)
  the effectiveness of our information systems;

  (o)
  the effects of possible increased costs of employee health benefits and professional and general liability insurance;

  (p)
  our ability to attract and retain qualified management personnel; and

  (q)
  costs of raw materials and energy.

        Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

PART I

Item 1. Business

General

        We are a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication, as well as the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and we have well-established and widely-recognized brands. We were incorporated in Delaware in 1987. Our shares are traded on The OTC Bulletin Board and as of March 1, 2004, we had an equity market capitalization of approximately $194.2 million (based on a closing share price of $14.60 and 13.3 million shares outstanding).

Reorganization and Basis of Presentation

        On May 23, 2003 (the "Effective Date"), we consummated our plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and completed a comprehensive financial restructuring (the "Restructuring"). The principal elements of the Restructuring and the principal effects of its consummation pursuant to the plan of reorganization are summarized below. We have accounted for the Restructuring using the principles of "fresh-start" accounting as required by the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As a result of the application of SOP 90-7, our financial results for periods ending prior to June 1, 2003 and ending after May 31, 2003 include two different bases of accounting and, accordingly the operating results and cash flows of the Reorganized Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" refer to periods prior to June 1, 2003 (the first day of the calendar month following the month in which we emerged from bankruptcy) and references to the "Reorganized Company" refer to periods subsequent to May 31, 2003. The Reorganized Company's financial statements are not comparable to the Predecessor Company's financial statements.

Bankruptcy Reorganization

        On November 19, 2001, our Predecessor Company and substantially all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing resulted from insufficient liquidity and was determined to be the most efficient and favorable alternative to restructure our balance sheet. Since 1998, our operating results have been negatively impacted by a weak industrial economy in the United States, as well as difficult economic conditions in most of our foreign markets. The deterioration in our operating results reduced liquidity, which made it increasingly difficult for us to meet all of our debt service obligations. During the bankruptcy proceedings, our Predecessor Company operated its businesses as a debtor-in-possession.

        We emerged from bankruptcy on May 23, 2003. As a result of the U.S. Bankruptcy Court's confirmation order of April 3, 2003, which approved our plan of reorganization, our total debt was reduced to approximately $220.0 million, as compared to approximately $800.0 million in debt and $79.0 million in preferred stock outstanding on November 19, 2001. In connection with our emergence from bankruptcy, we issued $180.0 million of notes under a new senior secured term loan facility, 13.3 million shares of new common stock, 1,157,000 Series A Warrants, 700,000 Series B Warrants and

271,429 Series C Warrants in consideration for the cancellation of certain pre-petition claims, and concurrently entered into a new $50.0 million senior secured revolving credit facility.

        On February 5, 2004, we completed a private offering of $175 million aggregate principal amount of 9 1/4% senior subordinated notes due 2014. Also on February 5, 2004, we finalized an amendment and restatement of our existing credit facility to modify certain financial covenants and other restrictions to provide us with additional financial flexibility, and to provide a $20 million term loan. We used the net proceeds of the offering together with the term loan to repay all outstanding borrowings under our existing $180 million term loan facility and to reduce amounts outstanding under our revolving credit facility.

Our Principal Products and Markets

        We design, manufacture and sell products in four principal categories: (1) gas apparatus and related consumables (36.6% of sales in 2003); (2) arc welding equipment (18.1%); (3) arc welding accessories and consumables (29.6%); and (4) plasma and automated cutting equipment and related consumables (14.4%).

        Our gas apparatus products include gas-operated cutting and welding torches and gas flow and pressure regulation equipment sold under the Victor, Cigweld, Turbo Torch and Firepower brands, and typically range in price from $50 to $300. We also sell consumables, including tips, nozzles and replacement parts for our gas apparatus products. Gas torches use a mixture of oxygen and fuel gas (typically acetylene) to produce a high temperature flame that is used to cut, heat or weld steel. Gas torches are typically used in steel fabrication operations such as shipbuilding and the construction of oil refineries, power plants and manufacturing facilities, as well as for welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities. Lighter-duty gas torches are also used by the plumbing, refrigeration and heating, ventilation and air conditioning industries. Gas flow and pressure regulation equipment is used to control the pressure and flow of most industrial and specialty gases, including gases used in the welding, process control and electronics industries. We believe we are among the largest manufacturers of gas apparatus products in the United States based on our annual unit sales.

        Our arc welding equipment includes both inverter and transformer-based electric arc, plasma and engine-driven power supplies sold under the Thermal Arc, Firepower, Cigweld and GenSet brands. Our inverter and transformer-based electric arc power supplies typically range in price from $1,000 to $3,000. Our plasma welding and engine-driven power supplies typically range in price from $4,000 to $6,000 and from $1,500 to $5,000, respectively. Arc welding uses an electric current to melt either wire or electrodes (referred to as filler metals) to join two pieces of metal. The electric current is generated by the power supply and applied to the filler metal using an arc welding accessory, such as a welding gun. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs.

        Our arc welding accessories and consumables include automatic and semiautomatic welding guns and related consumable parts, ground clamps, electrode holders, cable assemblies and various wires and electrodes used primarily in welding and hardfacing applications. Our arc welding guns are sold under the Tweco, Arcair and Cigweld brands and are designed to be used with our arc welding power supplies, as well as those of our competitors. Our arc welding guns typically range in price from $90 to $350. Arc welding guns are used to apply the current to the filler metal used in welding, are typically handheld, and require regular replacement of consumable parts as a result of wear and tear, as well as their close proximity to intense heat. Our hardfacing products are sold under the Stoody brand and include iron-based, cobalt-based and nickel-based wire and electrodes that are deposited as protective overlays on softer metals by various welding processes. This "hardfacing" or "surface" treatment creates a more resistant surface for the component, thereby increasing its useful life. Our hardfacing products typically range in price from $0.75 to $3.00 per pound and are used by businesses that manufacture or operate earth-moving equipment, agricultural tools, crushing components and steel mill rolls, as well as in other applications where metal is exposed to external wear factors. We believe we are among the largest manufacturers of arc welding guns and hardfacing products in the United States, in each case based on our annual unit sales.

        Our plasma and automated cutting equipment includes power supplies, torches and related consumable parts sold under the Thermal Dynamics brand, consumable parts sold primarily to original equipment manufacturers under private label programs and cutting tables sold under the C&G Systems brand. Our plasma torches typically range in price from $300 to $600. Our power supplies and cutting tables typically range in price from $1,200 to $15,000 and from $16,000 to $60,000, respectively. Plasma cutting uses an electric current to create a high temperature plasma arc capable of cutting metal. The current is generated by a power supply and the plasma arc is applied to the metal being cut using a torch. We believe plasma cutting is one of the fastest growing technologies for cutting metal. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts, and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Plasma cutting also permits metal cutting using only compressed air and electricity. Plasma cutting systems are used in the fabrication and repair of both steel and nonferrous metal products, including automobiles and related assemblies, appliances, ships, railcars, and heating, ventilation and air conditioning products, as well as for general maintenance. We believe we are among the largest producers of plasma cutting equipment in the United States, based on our annual unit sales.

        We sell most of our products through a network of national and multi-national industrial gas distributors including Airgas, Inc., Praxair, Inc., Linde Gas, a division of Linde AG and The BOC Group plc, as well as a large number of other distributors. In 2003, our sales to customers in the United States represented 52.7% of our sales and no individual customer accounted from more than 10% of sales.

        We conduct our operations through the following subsidiaries:

  Victor—Oxy-Fuel Gas Products.

        Victor Equipment Company, or Victor, was founded in 1913 and has plants in Denton, Texas and Hermosillo, Mexico. Victor is among the leading U.S. manufacturers of gas-operated cutting and welding torches and gas flow and pressure regulation equipment. Victor's torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end-users in the process control, electronics and other industries. Victor also supplies a wide range of medical regulation equipment serving the oxygen therapy market, including home healthcare and hospitals.

        The torches produced by Victor are commonly referred to as oxy-fuel torches. These torches combine a mixture of oxygen and a fuel gas, typically acetylene, to produce a high-temperature flame. These torches are designed for maximum durability, safety, reparability and performance, utilizing patented built-in reverse flow check valves and flash arresters in the majority of models. Victor also manufactures lighter-duty handheld heating, soldering and brazing torches. Pressure regulators serve a broad range of industrial and specialty gas process control operations.

        Victor sells its lighter-duty products to end-user customers principally engaged in the plumbing, refrigeration and heating, ventilation and air conditioning industries. The relative mobility, ease of use and low price of Victor torches make them suitable for a wide variety of uses.

  Tweco—Electric Arc Products and Arc Gouging Systems.

        Tweco Products, Inc., or Tweco, currently has plants in Wichita, Kansas and Hermosillo, Mexico. The Kansas plant will be moved to Denton, Texas in 2004. Tweco, founded in 1936, manufactures a line of arc welding replacement parts and accessories, including electrode holders, ground clamps, cable connectors, terminal connectors and lugs and cable splicers, and a variety of automatic and semiautomatic welding guns and cable assemblies utilized in the arc welding process. Tweco's end-users are primarily engaged in the manufacture or repair and maintenance of transportation equipment, including automobiles, trucks, aircraft, trains and ships; the manufacture of a broad range of machinery; and the production of fabricated metal products, including structural metal, hand tools and general hardware.

        Tweco is among the leading domestic manufacturers of MIG welding guns. The MIG process is an arc welding process utilized in the fabrication of steel, aluminum, stainless steel and other metal products and structures. In the MIG process, a small diameter consumable electrode wire is continuously fed into the arc. The welding arc area is protected from the atmosphere by a "shielding" gas. The welding guns and cable assemblies manufactured by Tweco carry the continuous wire electrode, welding current and shielding gas to the welding arc. Tweco manufactures a line of robotic welding accessory products. This accessory line includes a robotic torch, a robotic deflection mount, a robotic cleaning station, robotic arms and an anti-splatter misting system.

        Tweco manufactures manual stick electrode holders, ground clamps and accessories used for the manual stick welding process. Manual stick welding is one of the oldest forms of welding and is used in construction, out of position and remote applications for general repair, maintenance and fabrication work.

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

        In addition to gouging products, Tweco produces a patented exothermic cutting system, SLICE®. This system generates temperatures in excess of 7,000 degrees Fahrenheit and can quickly cut through steel, concrete and other materials. SLICE® has many applications, including opening clogged steel furnaces and providing rapid entry in fire and rescue operations. Tweco has developed an underwater version of the SLICE® cutting system for use in the marine repair and salvage industry.

        Tweco provides a complete line of chemicals used in the welding industry. Chemicals are used for weld cleaning and as agents to reduce splatter adherence on the metal being welded. Chemicals are also used to reduce splatter adherence in welding nozzles in MIG applications.

  Thermal Dynamics—Plasma Arc Cutting Products.

        Thermal Dynamics Corporation, or Thermal Dynamics, founded in 1957 and located in West Lebanon, New Hampshire, developed many of the early plasma cutting systems and maintains its position as a major manufacturer of plasma cutting systems and replacement parts. Thermal Dynamics' product line ranges from portable 12-amp units to large 1,000-amp units. Thermal Dynamics' end-users are engaged primarily in fabrication and repair of sheet metal and plate products found in fabricated structural steel and nonferrous metals, automotive products, appliances, sheet metal, heating, ventilation and air conditioning, general fabrication, shipbuilding and general maintenance.

  Cigweld—Electric Arc Products, Oxy-Fuel Products, Filler Metals, Gas Control Products and Safety Products.

        Cigweld is located in Melbourne, Australia, and has two plants in Kuala Lumpur, Malaysia. Cigweld, founded in 1922, is among the leading Australian manufacturers of gas equipment and welding products. Cigweld manufactures arc welding power supplies for both automatic and manual arc welding markets. The Cigweld range of automatic welding equipment includes packages specifically designed for particular market segments. End-users of these products include the rural market and automobile repair, metal fabrication, shipbuilding, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

        Cigweld manufactures a range of consumable products (filler metals) for manual and automatic arc and gas welding. Our range of manual arc electrodes includes over 50 individual electrodes for different applications. Cigweld markets its manual arc electrodes under such brand names as Satincraft, Weldcraft, Ferrocraft®, Alloycraft®, Satincrome, Cobalarc®, Castcraft and Weldall®. For automatic and semiautomatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, sold principally under the Autocraft®, Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc® brand names. For gas welding, Cigweld manufactures and supplies approximately forty individual types of wires and solders for use in various applications. Cigweld manufactures its filler metals to meet standards appropriate for their intended use, with the majority of products approved by agencies such as Lloyd's Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

        Cigweld manufactures a comprehensive range of equipment for gas welding and cutting and ancillary products such as gas manifolds, gas regulators and flowmeters. Gas welding and cutting equipment is sold in kit form or as individual products. Kits are manufactured for various customer groups and their components include combinations of oxygen and acetylene regulators, blowpipes, cutting attachments, mixers, welding and heating tips, cutting nozzles, roller guides, twin welding hoses, goggles, flint lighters and tip cleaners, combination spanners and cylinder keys. In addition to its kits, Cigweld manufactures and distributes a complete range of gas equipment, including a range of blowpipes and attachments, regulators (for oxygen, acetylene, argon and carbon dioxide), flashback arrestors, cutting nozzles, welding and heating tips, hoses and fittings, gas manifolds and accessories.

        Cigweld also manufactures a range of gas control equipment including specialty regulators (for use with different gases, including oxygen, acetylene, liquefied petroleum gas, argon, carbon dioxide, nitrogen, air, helium, hydrogen, carbon monoxide, ethylene, ethane and nitrous oxide), manifold systems, cylinder valves and spares and natural gas regulators. Cigweld's gas control products are primarily sold to gas companies.

        Cigweld manufactures and distributes a range of safety products for use in welding and complementary industries. The product range includes welding helmets and accessories, respirators and masks, breathing apparatus, earmuffs and earplugs, safety spectacles, safety goggles and gas welding goggles and faceshields.

        Medical products are also manufactured by Cigweld in its manufacturing plant in Melbourne, Australia. These products are sold through distributors in the Australian market and exported through third-party distributors and related entities. The product range includes regulators, flowmeters, suction units, oxygen therapy and resuscitation and outlet valves for medical gas systems.

  Stoody—Hardfacing Products.

        Stoody Company, or Stoody, founded in 1921 and located in Bowling Green, Kentucky, is a well-recognized world-wide name in the development and manufacture of hardfacing welding wires,

electrodes and rods. While Stoody's primary product line is iron-based welding wires, Stoody also participates in the markets for cobalt-based and nickel-based electrodes, rods and wires, which are essentially protective overlays deposited on softer base materials by various welding processes. This procedure, referred to as "hardfacing" or "surface treatment," adds a more resistant surface, thereby increasing the component's useful life. Lower initial costs, the ability to treat large parts, and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear resistant components. Industries utilizing earth moving equipment, agricultural tools, crushing components, and steel mill rolls, and industries utilizing virtually any application where metal is exposed to external wear factors are the primary users of hardfacing applications.

  Thermal Arc—Arc Welders, Plasma Welders and Wire Feeders.

        In 1997, the inverter and plasma arc welder business of Thermal Dynamics and the welding division of Prestolite Power Corporation were combined to form Thermal Arc, Inc., or Thermal Arc. Previously located in Troy, Ohio, Thermal Arc's production was recently relocated to our facility in Malaysia, and its warehouse and administrative functions moved to our Bowling Green, Kentucky location. Thermal Arc designs and sells a full line of inverter and transformer-based electric arc welders, plasma welders, engine-driven welders and wire feeders. Thermal Arc products are sold for construction, industrial and automated applications, and have a large and diverse user base.

        Inverter arc welding power machines are extremely portable and power-efficient when compared to conventional welding power sources. Plasma welding dramatically improves productivity for the end-user. Additionally, conventional transformer-based machines provide a cost-effective alternative for applications where low cost and simplicity of maintenance are a high priority.

  GenSet—Engine-Driven Welders and Generators.

        GenSet S.p.A., or GenSet, acquired in January 1997 and located in Pavia, Italy, commenced operations in 1976 with the production of small generator sets. In 1976 GenSet developed its first engine-driven welder and, in 1977 obtained its first patent for the synchronous alternator designed for welding purposes. GenSet now offers a full range of technologically advanced generators and engine-driven welders that are sold throughout the world. These products are used both where main power is not available and for standby power where continuous power supply is a key requirement.

  Victor Brazil—Oxy-Fuel Products and Cutting Tables.

        Thermadyne Victor Ltda., or Victor Brazil, was acquired by us in 1998 and has offices and manufacturing facilities located in Rio de Janeiro, Brazil. Victor Brazil is among the leading manufacturers of oxy-fuel products for industrial and medical use and of mechanized cutting tables for fabricating sheet metal and metal plate in South America.

        Victor Brazil primarily serves the Latin American market. The oxy-fuel product line is very competitive in the region and offers the customer a broad range of gas cutting and welding equipment items. Metal fabricators of all sizes, including those in shipbuilding, steel construction, machinery manufacturing, pressure vessel production, and steel mills, use the industrial oxy-fuel products. Hospitals, home healthcare, and doctors' offices also use the medical oxy-fuel products.

        The cutting table line of products uses either oxy-fuel or plasma cutting systems produced by Victor Brazil or other of our divisions. The line of products is oriented to the needs of the Latin American market. Victor Brazil produces inexpensive cantilever tables, as well as higher-precision, computer numeric-controlled tables. These products are used in all types of metal fabricating plants.

  C&G Systems—Cutting Tables.

        C&G Systems Inc., or C&G, founded in 1968 and located in Itasca, Illinois, manufactures a line of mechanized cutting tables for fabricating sheet metal and metal plate. The machines utilize either oxy-fuel or plasma cutting torches produced by other Thermadyne divisions. C&G has a wide range of cutting tables from the relatively inexpensive cantilever type used in general fabrication and job shops to the large, precision-gantry type found in steel service centers and specialty cutting applications. These metal cutting tables can be used in virtually any metal fabrication plant.

  Tec.Mo—Plasma and Laser Cutting Replacement Consumables.

        Tec.Mo, located in Bologna, Italy, manufactures consumable parts for both plasma and laser cutting systems. Tec.Mo has a full line of replacement parts for over 20 different manufacturers' products.

  OCIM—Electric Arc Welding Accessories.

        OCIM, located in Milan, Italy manufactures a complete line of MIG welding torches, TIG torches and robotic MIG arc welding torches. In addition to its full line of torches, it manufactures consumable parts for these accessories, as well as a full line of robotic arc welding accessories.

International Business

        We had aggregate international sales of approximately $78.4 million, $123.3 million, $167.9 million and $166.4 million for the five months ended May 31, 2003, the seven months ended December 31, 2003, and the fiscal years ended December 31, 2002 and 2001, respectively, or approximately 46%, 48%, 41% and 38%, respectively, of the Company's net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk." Our international sales consist of (a) export sales of our products manufactured at U.S. manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through our overseas field representatives, and (b) sales of our products manufactured at international manufacturing facilities and sold by our foreign subsidiaries.

        We formed Thermadyne International, our principal foreign subsidiary, in 1980 to coordinate our efforts to increase international sales and to sell cutting and welding products through independent distributors in more than 80 countries. In support of this effort, we operate distribution centers in Canada, Australia, Italy, Mexico, Japan, Singapore, Brazil, the Philippines, Malaysia, Indonesia, South Africa and the United Kingdom and employ salespeople located in 23 additional countries.

Sales and Marketing

        In the United States, our Brand Management Group, which was formed in 2003 to create and sustain competitively superior and profitable product and program offerings for all of our U.S. brands, oversees all marketing activities, including brand and product management, strategic product pricing, promotion, and marketing communications. Brand Management is also responsible for research and development, technical service, application support and product training for all of our U.S. brands.

        Historically, the brand management functions for our International and Asia-Pacific regions have been the responsibility of the individual business units. In 2004, the Brand Management Group will add to its U.S. responsibilities the role to lead our product and marketing globalization efforts by coordinating resources within the International and Asia-Pacific groups.

        U.S. sales are organized based upon our two channels, the industrial channel, which includes national, regional and local welding distributors and wholesalers, and the specialty markets channel, which includes mass merchandisers, automotive after-market, catalogs, farm and fleet, heating, ventilation and air conditioning, plumbing and medical home healthcare distributors. The industrial channel comprises approximately 82% of U.S. sales while specialty markets account for approximately 18%.

        Prior to 2003, the industrial channel was serviced by a separate sales force for each of our principal brands. In 2003, we consolidated these separate groups into one industrial sales force with two areas and 10 regions. Each area has a Vice President of Sales, who is responsible for five regions. Each region has a Regional Business Manager (RBM), who is responsible for the entire region and District Business Managers (DBMs) and Technical Sales Managers (TSMs) who report to the RBM. DBMs are responsible for maintaining relationships and servicing our company-wide programs with distributors, while TSMs are responsible for converting end-users to our products and providing distributors with technical support. In addition, we have a National Accounts group that supports the sale of all of our products to major distributors and wholesalers.

        Our own sales representatives, as well as independent manufacturing representatives that carry various product lines, such as heating, ventilation and air conditioning and medical products, service the specialty markets channel.

Distribution

        We distribute our cutting and welding products in the United States through approximately 1,100 independent cutting and welding products distributors with over 2,800 locations that carry one or more of our product lines. We maintain relationships with these distributors through our sales force of independent distributors and wholesalers, which represents all domestic product lines. We distribute our products internationally through our sales force, independent distributors and wholesalers.

Raw Materials

        We have not experienced any difficulties in obtaining raw materials for our operations because our principal raw materials, which include copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by us. Certain of the raw materials used in hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions that could affect pricing and disrupt supply. Although we have historically been able to obtain adequate supplies of these materials at acceptable prices and have been able to recover the costs of any increases in the price of raw materials in the form of higher unit sales prices, restrictions in supply or significant increases in the prices of cobalt, chromium and other raw materials could adversely affect our business.

        We also purchase certain products that we either use in our manufacturing processes or resell. These products include electronic components, circuit boards, semiconductors, motors, engines, pressure gauges, springs, switches, lenses, forgings and chemicals. Certain of our products are purchased from international sources, and thus our cost can be affected by foreign currency fluctuations. We believe our sources of such products are adequate to meet foreseeable demand at acceptable prices.

Research and Development

        We have development engineering groups for each of our product lines that primarily conduct process and product development to meet market needs. As of December 31, 2003, we employed 87 people in our development engineering groups, most of whom are engineers. Development engineering costs consist primarily of salaries, project expenses and benefits of engineering personnel. Our development engineering costs are not material to our financial condition or results of operations.

Competition

        We compete in a competitive market with our competition split into three types of competitors: (1) three full line welding equipment and filler metal manufacturers (Lincoln Electric Company, ESAB, a subsidiary of Charter PLC, and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single line brand specific competitors; and (3) a number of low-priced small niche competitors. Our large competitors offer a wide portfolio of product lines with a heavy emphasis on filler metals and welding power supplies and a core line of niche products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers' discretionary purchases.

        We expect to continue to see price pressure in the segments of the market where little product differentiation exists and a continuation of the trends of improved performance at lower prices in the power source market and further integration of the automated market. International competitors have been ineffective in penetrating the U.S. domestic markets due to product specifications, lack of brand recognition and their relative inability to access the welding distribution market channel.

        Internationally, the competitive profile is similar, with overall lower market prices, more fragmented competition and a weaker presence of larger U.S. manufacturers.

        We believe we compete successfully through the strength of our brands, by focusing on technology development and offering industry-leading products in our niche product areas. We deliver our products through a technically specialized sales force that focuses on meeting end-users' needs and through a generalist sales force focused on program selling to meet our distributors' needs.

Employees

        As of December 31, 2003, we employed 2,975 people, 814 of whom were engaged in sales and marketing activities, 259 were engaged in administrative activities, 1,815 were engaged in manufacturing activities and 87 were engaged in engineering activities. None of our U.S. workforce is represented by labor unions and approximately 82% of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

Patents, Licenses and Trademarks

        Our products are sold under a variety of trademarks and trade names. We own trademark registrations or have filed trademark applications for all our trademarks and have registered all of our trade names that we believe are material to the operation of our businesses. We also own various patents and from time to time acquire licenses from owners of patents to apply such patents to our operations. We do not believe any single patent or license is material to the operation of our businesses taken as a whole.

Internet Information

        Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.thermadyne.com) as soon as reasonably practicable after we electronically file the materials with, or furnish them to, the Securities and Exchange Commission.

Item 2. Properties

        We operate 15 manufacturing facilities in the United States, Italy, Brazil, Indonesia, Malaysia, Australia and Mexico. All domestic facilities, leases and leasehold interests are encumbered by first priority liens securing our obligations under our revolving credit facility and the New Term Loan. We consider our plants and equipment to be modern and well-maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.

        We lease a 16,109 square-foot facility located in St. Louis, Missouri that houses our executive offices, as well as most of our centralized services.

        The following table describes the location and general character of our principal properties:

Subsidiary/Location of Facility	Building Space/Number of Buildings
Thermal Dynamics/West Lebanon, New Hampshire	156,200 sq. ft./5 buildings (office, manufacturing, sales training)
Tweco/Wichita, Kansas	177,655 sq. ft./3 buildings (office, manufacturing, storage space)
Victor/Denton, Texas	222,403 sq. ft./4 buildings (office, manufacturing, storage, sales training center)
Victor Brazil/Rio de Janeiro, Brazil	200,000 sq. ft./6 buildings (office, manufacturing, warehouse)
Thermadyne Canada/Oakville, Ontario, Canada	48,710 sq. ft./1 building (office, warehouse)
Cigweld Malaysia/Selangor, Malaysia	127,575 sq. ft./1 building (office, warehouse)
Thermadyne Australia/Melbourne, Australia	426,157 sq. ft./2 buildings (office, manufacturing, storage, research)
Cigweld Indonesia/Jakarta, Indonesia	52,500 sq. ft./1 building (office, manufacturing)
Cigweld Malaysia/Kuala Lumpur, Malaysia	60,000 sq. ft./1 building (office, manufacturing)
C&G Systems/Itasca, Illinois	38,000 sq. ft./1 building (office, manufacturing, future expansion)
Stoody/Bowling Green, Kentucky	215,000 sq. ft./2 buildings (office, manufacturing, warehouse)
GenSet/Pavia, Italy	211,651 sq. ft./2 buildings (office, manufacturing, warehouse)
GenSet/Pavia, Italy	44,326 sq. ft./1 building (manufacturing)
OCIM/Milan, Italy	24,757 sq. ft./2 buildings (office, manufacturing)
Tec.Mo/Bologna, Italy	27,276 sq. ft./2 buildings (office, manufacturing)
Thermal Arc/Troy, Ohio	19,000 sq. ft./1 building (office, sales training)
Victor De Mexico and Tweco de Mexico/Sonora, Mexico	178,013 sq. ft./1 building (office, manufacturing)
Thermadyne Industries/Chino, California	30,880 sq. ft./1 building (warehouse)
Victor/Alliance, Texas	278,333 sq. ft./1 building (warehouse, manufacturing)
Thermadyne S.A. Pty. Ltd./South Africa	26,000 sq. ft./9 buildings (distribution, office, warehouse)
Maxweld & Braze/South Africa	8,000 sq. ft./1 building (office, warehouse)
Thermadyne Plant Rental/South Africa	9,135 sq. ft./6 buildings (office, warehouse)

        All of the above facilities are leased, except for the facilities located in Melbourne, the larger facility in Pavia and the facility in Rio de Janeiro, which are owned. We also have additional assembly and warehouse facilities in Canada, the United Kingdom, Italy, Japan, Singapore, Mexico, Indonesia, Brazil, South Africa and Australia.

Item 3. Legal Proceedings

        On November 19, 2001, our Predecessor Company and substantially all of its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and emerged from Chapter 11 bankruptcy protection on May 23, 2003. For further information see Item 1. "Business—Bankruptcy Reorganization."

        Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials, and employee health and safety. We are currently not aware of any citations or claims filed against us by any local, state, federal and foreign governmental agencies, which, if successful, would have a material adverse effect on our financial condition or results of operations.

        As an owner or operator of real property, we may be required to incur costs relating to remediation of properties, including properties at which we dispose waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. We are aware of environmental conditions at certain properties which we now own or lease, or previously owned or leased, which are undergoing remediation. We do not believe the cost of such remediation will have a material adverse effect on our business, financial condition or results of operations.

        Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws provide for liability without regard to fault for investigation and remediation of spills or other releases of hazardous materials, and liability for the entire cleanup can be imposed upon any of a number of responsible parties. Such laws may apply to conditions at properties presently or formerly owned or operated by us or our subsidiaries or by their predecessors or previously owned business entities, as well as to conditions at properties at which wastes or other contamination attributable to us or our subsidiaries or their predecessors or previously owned business entities have come to be located. We have in the past and may in the future be named a potentially responsible party at off-site disposal sites to which we have sent waste. We do not believe the ultimate cost relating to such sites will have a material adverse effect on our financial condition or results of operations.

        We and certain of our wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Predecessor Company's Common Stock began trading on The Nasdaq National Market ("NASDAQ") on May 17, 1994. On October 15, 1998, the NASDAQ delisted the Common Stock. Following its delisting from NASDAQ, the Common Stock traded on The OTC Bulletin Board. Trading was halted briefly for our Common Stock on The OTC Bulletin Board as the Common stock of our Predecessor Company was cancelled and the new Common Stock issued pursuant to the Bankruptcy began trading on May 30, 2003 under the symbol "THMD." The following table shows, for the periods indicated, the high and low closing sale prices of a share of the new Common Stock for the last three quarters of fiscal year 2003, as reported by published financial sources.

	Closing Sale Price($)
	High	Low
2003
Second Quarter (May 30 - June 30)	14.00	10.50
Third Quarter	12.50	9.68
Fourth Quarter	13.10	9.50

        On March 1, 2004, the last reported sale price for the Common Stock as reported by published financial sources was $14.60 per share. As of March 1, 2004 there were approximately 311 holders of record of Common Stock.

        We have historically not paid any cash dividends on Common Stock and we do not have any present intention to commence payment of any cash dividends. We intend to retain earnings to provide funds for the operation and expansion of our business and to repay outstanding indebtedness. Our debt agreements contain certain covenants restricting the payment of dividends on, or repurchases of, Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

Item 6. Selected Financial Data

        The selected financial data for and as of the seven months ended December 31, 2003, the five months ended May 31, 2003 and each of the years in the four-year period ended December 31, 2002 set forth below has been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto, in each case included elsewhere herein.

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended May 31,	Fiscal Year Ended December 31,
	2003	2003	2002	2001	2000	1999
	(In millions, except per share data)
Operating Results Data:
Net sales	$254.4	$172.0	$413.6	$438.2	$510.1	$521.1
Cost of goods sold	183.0	111.3	266.9	296.5	327.5	342.2
Selling, general and administrative expenses	70.7	44.3	106.7	112.0	145.0	121.1
Amortization of intangibles	2.9	0.4	1.0	2.2	26.9	4.6
Net periodic postretirement benefits	1.5	0.5	1.2	1.1	1.1	3.2

Operating income (loss)	(3.6)	15.5	37.8	26.4	9.6	50.0
Interest expense	9.6	8.8	22.6	76.4	81.4	72.4
Amortization of deferred financing costs	0.3	—	—	4.4	3.6	—
Other expense (income), net	0.3	1.2	4.2	1.2	(0.5)	3.1
Reorganization items	—	15.7	23.9	(6.7)	—	—
Gain from reorganization and fresh-start accounting	—	(582.1)	—	—	—	—
Net Income (loss)	(17.6)	569.0	(16.0)	(51.5)	(106.6)	(34.3)
Income (loss) per share applicable to common shares:
Basic	(1.32)	158.47	(4.44)	(16.78)	(32.04)	(11.68)
Diluted	(1.32)	158.47	(4.44)	(16.78)	(32.04)	(11.68)
Consolidated Balance Sheet Data (Period end):
Working capital(1)	$107.2	$133.5	$139.3	$137.4	$83.4	$121.3
Total assets	509.5	308.6	297.6	310.4	317.9	400.4
Total debt(2)	218.4	815.8	809.3	808.7	753.9	729.4
Total shareholders' equity (deficit)	172.2	(751.1)	(743.7)	(725.1)	(658.4)	(534.1)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$13.6	$(3.4)	$10.7	$5.1	$(4.9)	$53.9
Net cash provided by (used in) investing activities	(8.1)	(4.1)	(9.4)	(15.3)	(16.5)	(17.1)
Net cash provided by (used in) financing activities	(1.5)	2.9	1.3	14.6	18.5	(24.8)
Other Data:
Depreciation and amortization	16.5	6.5	18.0	19.2	42.2	23.5
Capital expenditures	8.1	4.1	9.4	15.3	18.7	10.2

(1)
Amounts for 2001 and 2002 and as of May 31, 2003 exclude liabilities subject to compromise.

(2)
Amounts for 2001 and 2002 and as of May 31, 2003 include approximately $776.0 million, $778.7 million and $782.1 million, respectively, classified as "liabilities subject to compromise."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in four principal categories: (1) gas apparatus and related consumables; (2) arc welding equipment; (3) arc welding accessories and consumables; and (4) plasma and automated cutting equipment and related consumables.

        Demand for our products is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products, and therefore, our results of operations are directly related to the level of production in these end-user industries.

        The major components of our cost of goods sold are material, labor and overhead. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for use by us. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. In recent years we have taken steps to reduce our overhead and labor costs through relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products. Our operating profit is affected by the mix between the products sold as margins are generally higher on torches and guns as compared to power supplies and higher on consumables and replacement parts as compared to torches and guns.

        Our products are sold domestically primarily through industrial welding distributors, retailers and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers.

        For the five months ended May 31, 2003 and the seven months ended December 31, 2003, approximately 54.4% and 51.5%, respectively, of our sales were made to customers in the United States. The majority of our international sales are denominated in the local currency of the country of origin of the sale. During 2003, our sales increased as a result of the weakening U.S. dollar versus foreign currencies, such as the Australian dollar, the Canadian dollar and the euro when converting into U.S. dollar denominated reporting currency.

Key Indicators

        Key economic measures relevant to us include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include shipbuilding, construction and transportation, railcar manufacturing, oil and gas exploration, metal fabrication and farm machinery. Although these measures provide important data on trends relevant to us, indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.

        Key performance measurements we use to manage the business include orders, sales, operating expenses, inventory and fill-rates which provide key indicators of business trends. The timing of these measurements varies, but may be daily, weekly, and monthly depending on the need for management information and the availability of data.

        Key financial measurements we use to evaluate the results of our business as well as the operations of our individual units include sales, gross profit, selling, general and administrative expenses, operating income, earnings before interest, taxes, and depreciation and amortization, operating cash flows, capital expenditures and controllable working capital, which we define as accounts receivable, inventory, and accounts payable. These measurements are reviewed monthly, quarterly and annually and are compared with historical periods, as well as objectives established by our board of directors.

Bankruptcy Reorganization

        On November 19, 2001, our Predecessor Company and substantially all of its domestic subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court").

        On January 17, 2003, our Predecessor Company and certain of its subsidiaries filed with the Court the First Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") and the First Amended and Restated Disclosure Statement describing the Plan of Reorganization, which we refer to as the disclosure statement (the "Disclosure Statement"). The Plan of Reorganization and the Disclosure Statement were filed with the SEC on Form 8-K on February 7, 2003. On April 3, 2003, the Court confirmed the Plan of Reorganization. The Plan of Reorganization was consummated on the Effective Date, after which we emerged from Chapter 11 bankruptcy protection.

        The Plan of Reorganization provided for a substantial reduction of our long-term debt. Under the Plan of Reorganization, our total debt was reduced to approximately $220.0 million, as compared to the nearly $800.0 million in debt and $79.0 million in preferred stock outstanding at the time we filed for Chapter 11 protection in November 2001. The Plan of Reorganization provided for treatment to the various classes of claims and equity interest as follows (as is more fully described in the Plan of Reorganization):

    •
    Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, is more fully described in the plan of reorganization) remained unaffected by the Chapter 11 cases and were to be paid in full. The Class 3 Other Secured Claims were also unimpaired by the Chapter 11 cases and the holders of such claims continued to retain their liens.

    •
    The pre-petition senior secured lenders (Class 2) exchanged their approximately $365.0 million in debt and outstanding letters of credit for cash, 94.5% of our new common stock, $180.0 million in indebtedness under the senior secured term loan facility and Series C Warrants exercisable for additional shares of our new common stock. The pre-petition senior lenders transferred the Series C Warrants to certain of our pre-petition equity holders.

    •
    General Unsecured Creditors (Class 4) are entitled to distributions of cash equal to the lesser of (1) a holder's pro rata share of $7.5 million and (2) fifty percent (50%) of such holder's claim (estimated by us to provide a recovery on such claims of 30% to 37% of the amount of such claims). We have made partial distributions of such amounts.

    •
    The 9 7/8% Senior Subordinated Note Holders (Class 5) exchanged their approximately $230.0 million in debt and accrued interest for 5.5% of our new common stock, and Series A Warrants and Series B Warrants exercisable for additional shares of our new common stock. The 9 7/8% Senior Subordinated Note Holders had the opportunity to subscribe for more shares through a subscription offering held pursuant to the Plan of Reorganization, but no holders subscribed to the offering.

    •
    The Junior Subordinated Note Claims, the 10.75% Senior Subordinated Note Claims and the 12 1/2% Senior Discount Debenture Claims (Class 6, Class 7 and Class 8, respectively) did not receive any distribution under the plan of reorganization, but had the opportunity to participate in the subscription offering for shares of new common stock of the Reorganized Company. None of the holders elected to subscribe to the offering.

    •
    The Thermadyne Holdings Equity Interests (Class 9), which included our then existing common and preferred stock, were cancelled upon the effective date of the Plan of Reorganization and the holders of such interests did not receive any distributions pursuant to the Plan of Reorganization.

        On the Effective Date of the Plan of Reorganization, we issued $180.0 million of notes under a new senior secured term loan facility, 13.3 million shares of new common stock, 1,157,000 Series A Warrants, 700,000 Series B Warrants and 271,429 Series C Warrants in consideration for the cancellation of certain pre-petition claims. We concurrently entered into the revolving credit facility providing for revolving loans of up to $50.0 million. We borrowed $15.3 million under the facility on the Effective Date of the Plan of Reorganization to repay in full amounts outstanding under the $60.0 million debtor-in-possession facility, for the payment of various pre-petition obligations, for general working capital purposes and expenses related to the Chapter 11 reorganization.

Refinancing

        On February 5, 2004 we completed an offering of $175 million aggregate principal amount of 9 1/4% senior subordinated notes due 2014. We refer to these notes as the New Senior Subordinated Notes. Also on February 5, 2004 we finalized an amendment and restatement to our existing credit facility to modify certain financial covenants and other restrictions to provide us with additional financial flexibility, and to provide a $20 million term loan, which we refer to as the New Term Loan. The amended and restated credit facility is referred to as the New Credit Agreement. We refer to these two transactions as the Refinancing. The proceeds from the Refinancing were used to repay the $180 million of term loans issued in connection with the Plan of Reorganization, reduce amounts outstanding under our revolving credit facility and pay fees and expenses related to the Refinancing.

Change in Senior Management

        The bankruptcy reorganization resulted in a new reporting entity and the election of a new board of directors. On October 6, 2003, Paul D. Melnuk was named Chairman of the Board, and on January 28, 2004 was named Chief Executive Officer. Karl R. Wyss retired as Chief Executive Officer on December 31, 2003, however, the transition for the management change began in the fourth quarter of 2003. In keeping with appropriate corporate governance practices, the Board of Directors appointed John G. Johnson, Jr., an independent board member since May 2003, as Lead Director. The new board and new management undertook a thorough analysis of the entire business and in late 2003 implemented plans to review and determine appropriate working capital requirements among other changes.

Results of Operations

        Effective June 1, 2003, we adopted the principles of "fresh-start" accounting pursuant to which our assets were recorded at their reorganization value, which is defined as the fair value of the assets of the Reorganized Company. As part of our fresh-start revaluation, we also recorded significant goodwill (reorganization value in excess of identifiable assets). In addition, as part of the reorganization, we significantly reduced our long-term debt and eliminated our preferred stock. As a result of the foregoing, our financial data as of and for the seven months ended December 31, 2003 as presented in the consolidated financial statements, is not comparable to prior periods.

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net sales	$254,419	$172,010	$413,622	$438,224
Operating expenses:
Cost of goods sold	182,957	111,334	266,931	296,538
Selling, general and administrative expenses	70,690	44,340	106,695	112,007
Amortization of intangibles	2,853	363	1,033	2,175
Net periodic postretirement benefits	1,488	516	1,152	1,125

Operating income (loss)	(3,569)	15,457	37,811	26,379
Other income (expense):
Interest	(9,597)	(8,798)	(22,599)	(76,360)
Amortization of deferred financing costs	(266)	—	—	(4,360)
Other, net	(290)	(1,174)	(4,213)	(1,226)

Income (loss) before reorganization items and income tax provision	(13,722)	5,485	10,999	(55,567)
Reorganization items	—	(15,692)	(23,908)	6,723
Gain on reorganization and fresh-start accounting	—	582,109	—	—

Income (loss) before income tax provision	(13,722)	571,902	(12,909)	(48,844)
Income tax provision	3,829	2,939	3,046	2,697

Net income (loss)	$(17,551)	$568,963	$(15,955)	$(51,541)

Net sales summary:
Domestic net sales	$131,075	$93,600	$245,706	$271,798
International net sales	123,344	78,410	167,916	166,426

Consolidated net sales	$254,419	$172,010	$413,622	$438,224

        The following description of results of operations is presented for the five months ended May 31, 2003, the seven months ended December 31, 2003 and the fiscal years ended December 31, 2002 and 2001.

2003 Compared to 2002

Net Sales

        Net sales for the five months ended May 31, 2003 and the seven months ended December 31, 2003, were $172.0 million and $254.4 million, respectively, which compares to $413.6 million for the year ended December 31, 2002. Domestic sales for the five months ended May 31, 2003 were $93.6 million and were $131.1 million for the seven months ended December 31, 2003. Domestic sales for 2002 were $245.7 million. Generally weak economic conditions in the U.S., particularly in the industrial sector, together with a highly competitive market are the main reasons for the decline in domestic sales. Also having a negative effect on our domestic sales in 2003 was a drop in our fill-rates, particularly in the fourth quarter, which was attributable in part to complications encountered in connection with our relocation and consolidation of certain U.S. manufacturing facilities. International sales for the five months ended May 31, 2003 and the seven months ended December 31, 2003, were $78.4 million and $123.3 million, respectively, which compares to $167.9 million for the year ended December 31, 2002. We saw growth in all of our key international markets in 2003 with the most significant sales increases in South Africa, Europe and Asia-Pacific. A weaker U.S. dollar contributed to the growth in international sales in 2003 with an increase of approximately $8.5 million for the five-month period ended May 31, 2003 and an increase of approximately $17.8 million in the seven-month period ended December 31, 2003 attributable to the effects of currency. Excluding the effect of currency substantially all of our key international markets showed sales growth in 2003 compared to 2002. We take advantage of pricing opportunities when they are available, and when required by market or competitive conditions we will make pricing concessions. However, pricing changes did not have a material impact on our 2003 sales in comparison to 2002.

Costs and Expenses

        Cost of goods sold as a percentage of sales was 64.7% for the five months ended May 31, 2003 and was 71.9% for the seven months ended December 31, 2003, which compares to 64.6% for the year ended December 31, 2002. The increase in cost of goods sold as a percentage of sales in 2003 results partly from the mix between domestic and international sales, and also from a decline in production volume in the domestic manufacturing facilities which has resulted in less absorption of fixed factory costs. The effect of translating the local currency results of our international business units into U.S. dollars, which doesn't affect cost of goods sold expressed as a percentage of sales, resulted in an increase in cost of goods sold of approximately $5.5 million and $12.8 million for the five months ended May 31, 2003 and the seven months ended December 31, 2003, respectively. As a result of implementing fresh-start accounting, cost of goods sold for the seven months ended December 31, 2003 includes a $2.8 million non-cash charge related to the required write-up of foreign inventory, and approximately $2.0 million of incremental depreciation expense related to the revaluation of our fixed assets. Our foreign business units account for their inventory using the first-in, first-out method and the revalued inventory was sold prior to December 31, 2003. Cost of goods sold in the seven months ended December 31, 2003 also includes a $4.4 million write-down of excess inventory reflecting our change in management during the fourth quarter and our new strategy to reduce working capital requirements and liquidate inventory at a more rapid pace. In addition, costs of goods sold for the seven months ended December 31, 2003 includes a non-cash $2.7 million charge to increase our product warranty reserve reflecting the change in our estimate of the total warranty costs that may be incurred related to products sold prior to December 31, 2003.

        Selling, general and administrative expenses were $44.3 million for the five-month period ended May 31, 2003 and were $70.7 million for the seven-month period ended December 31, 2003, which compares to $106.7 million for the year ended December 31, 2002. As a percentage of sales, selling, general and administrative expenses were 25.8% and 27.8% of net sales for five months ended May 31, 2003 and the seven months ended December 31, 2003, respectively, and were 25.8% for the year ended December 31, 2002. Selling, general and administrative expenses were negatively impacted in 2003 as a result of changes in foreign currency. The five-month period ended May 31, 2003 and the seven-month period ended December 31, 2003 included increases in selling, general and administrative expenses of $1.3 million and $2.9 million, respectively, as a result of changes in foreign currency rates. The increase in selling, general and administrative expenses as a percentage of sales during the seven months ended December 31, 2003 is attributable partly to increased spending associated with our reorganization of certain domestic manufacturing facilities and various technology and logistics initiatives. During the five-month period ended May 31, 2003 and the seven-month period ended December 31, 2003, we incurred costs of $0.5 million and $2.1 million, respectively, related to the relocation and consolidation of certain U.S. manufacturing facilities. During 2002 no such costs were incurred. With regards to technology and logistics initiatives, we incurred costs of $0.6 million and $0.1 million during the five months ended May 31, 2003 and the seven months ended December 31, 2003, respectively, which compares to $2.4 million for the year ended December 31, 2002. Also negatively impacting selling, general and administrative expenses during the seven-month period ended December 31, 2003 was $0.9 million of separation costs incurred related to a change in senior management, and an incremental $1.8 million of expense as we increased our allowance for doubtful accounts in recognition of the bankruptcy of one of our customers and deteriorated aging in other accounts. Selling, general and administrative expenses includes $1.8 million of expense related to the 2003 management incentive plan, which was recorded during the seven-month period ended December 31, 2003, which compares to $3.5 million of expense included in 2002 related to the 2002 incentive plan.

        Amortization of intangibles was $0.4 million and $2.9 million for the five months ended May 31, 2003 and the seven months ended December 31, 2003, respectively, compared to $1.0 million for the year ended December 31, 2002. The increase in expense during the seven months ended December 31, 2003 results from the revaluation of our intangible assets in connection with fresh-start accounting.

        Interest expense was $8.8 million for the five months ended May 31, 2003 and was $9.6 million for the seven months ended December 31, 2003. For the year ended December 31, 2002 interest expense was $22.6 million. The decrease in interest expense in 2003 resulted from a reduction in variable interest rates together with the benefit realized from the overall reduction in long-term debt that resulted from the consummation of the Plan of Reorganization.

        Reorganization items for the five months ended May 31, 2003 were $15.7 million and included $14.9 million of professional fees, $0.2 million paid under the key employee retention program, and $0.6 million of other reorganization costs. Reorganization costs for 2002 were $23.9 million and included $9.8 million of professional fees, $1.9 million of expenses related to financing fees associated with the DIP facility, $13.8 million for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $0.3 million related to payments made under the key employee retention plan approved by the Court, a benefit of $2.7 million related to the rejection of certain capital leases, and $0.8 million of other reorganization costs.

        An income tax provision of $2.9 million was recorded on pretax income of $571.9 million for the five months ended May 31, 2003 and a tax provision of $3.8 million was recorded on a pretax loss of $13.7 million for the seven months ended December 31, 2003. The income tax provision for these periods differs from that determined by applying the U.S. federal statutory rate primarily due to the gain from reorganization and adoption of fresh-start accounting, nondeductible expenses and the valuation allowance established for deferred tax assets. An income tax provision of $3.0 million was recorded on a pretax loss of $12.9 million for the twelve months ended December 31, 2002. The income tax provision for 2002 differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the valuation allowance established for deferred tax assets. The income tax provision for each period primarily relates to income generated in foreign jurisdictions.

2002 Compared to 2001

Net Sales

        Net sales for the year ended December 31, 2002 were $413.6 million, which is a decline of 5.6% from net sales of $438.2 million for the year ended December 31, 2001. Domestic sales for the twelve months ended December 31, 2002, were $245.7 million compared to $271.8 million for the year ended December 31, 2001, which is a decrease of 9.6%. This decline is attributable primarily to the weak economic conditions in the U.S., particularly in the industrial sector. International sales were $167.9 million for the year ended December 31, 2002, which is a modest increase over the $166.4 million of net sales reported for 2001. Europe and Australia had solid increases of 9.4% and 7.9%, respectively over the year ended December 31, 2001, but were essentially offset by declines of 10.2% and 11.9% in Asia and Latin America, respectively. Changes in the U.S. dollar against foreign currencies did not have a significant overall impact on the international sales for 2002; however, certain geographic regions were more impacted than others. Approximately 60% of the increase in European sales was attributable to a weaker U.S. dollar, while substantially all of the decrease in Latin America resulted from local currencies, particularly the Brazilian real, weakening against the U.S. dollar.

Costs and Expenses

        Cost of goods sold as a percentage of sales was 64.6% for 2002 compared to 67.7% for the year ended December 31, 2001. This improvement results primarily from our efforts to lower costs such as the relocation of production to locations with lower labor costs and plant consolidation efforts.

        Selling, general and administrative expenses were $106.7 million in 2002 compared to $112.0 million for 2001. As a percentage of sales, selling, general and administrative expenses were 25.8% and 25.6% for the years ended December 31, 2002 and 2001, respectively. Included in selling, general and administrative expenses in 2002 was $2.4 million related to an information technology initiative and related logistics projects, and $3.5 million accrued related to our management incentive plan. Included in selling, general and administrative expenses for 2001 was $7.0 million related to business re-engineering initiatives, $3.2 million related to the information technology transformation project, and $4.7 million related to logistics and plant relocation initiatives.

        Interest expense was $22.6 million for the year ended December 31, 2002, which compares to $76.4 million for 2001. The decline in interest expense relates mostly to interest on the senior subordinated notes, the subordinated notes, the debentures and the junior notes, which we ceased accruing on December 1, 2001.

        Reorganization items for 2002 were $23.9 million and included $9.8 million of professional fees and expenses, $1.9 million of expenses related to financing fees associated with the DIP Facility, $13.8 million for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $0.3 million related to payments made under the key employee retention plan approved by the Court, a benefit of $2.7 million related to the rejection of certain capital leases, and $0.8 million of other reorganization items. Reorganization items in 2001 include $4.8 million of professional fees and expenses, a benefit of $12.2 million resulting from the Court's approval of our motion to reject a non-cancelable lease obligation on a substantially idle facility, and $0.7 million of other reorganization costs.

        An income tax provision of $3.0 million was recorded on a pretax loss of $12.9 million for the year ended December 31, 2002. An income tax provision of $2.7 million was recorded on a pretax loss of

$48.8 million for the twelve months ended December 31, 2001. The income tax provision for both periods primarily relates to income generated in foreign jurisdictions and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the valuation allowance established for deferred tax assets.

Future Effects of Fresh-Start Accounting

        The charges reflected in our statement of operations for the seven months ended December 31, 2003 include certain non-cash adjustments related to the adoption of fresh-start accounting in accordance with SOP 90-7 as follows: a $2.8 million charge related to the revaluation of our foreign inventory, $2.0 million of additional depreciation related to the revaluation of property, plant and equipment and $1.8 million of additional amortization related to the revaluation of identifiable intangible assets. We estimate total non-cash charges resulting from the adoption of fresh-start accounting will be approximately $6.6 million in 2004.

Restructuring and Other Special Charges

        During the years ended December 31, 2000, 2001, 2002, the five months ended May 31, 2003, and the seven months ended December 31, 2003, we have incurred restructuring and other special charges related to initiatives that we have undertaken to lower costs and improve our operational performance. Costs related to these initiatives are included in selling, general and administrative expenses. A description of these initiatives is provided below.

        Plant Restructurings.    Over the past several years we have undertaken a number of projects to relocate production and consolidate manufacturing operations. These include the relocation of substantially all of our Asia-Pacific production from Australia to Malaysia, the relocation of our high-volume assembly operations for our U.S. gas apparatus and arc welding gun and accessory products to Mexico, the relocation of our U.S. arc welding power supply manufacturing to Malaysia, and the consolidation of the remaining U.S. manufacturing for arc welding guns and accessories with our facility in Denton, Texas. Costs related to these initiatives were $30.3 million in 2000, $1.5 million in 2001, $0 in 2002, $0.5 million for the five months ended May 31, 2003, and $2.1 million for the seven months ended December 31, 2003.

        Information Systems.    In mid-2000, we began a project to standardize our information systems in the United States. Prior to this initiative most of our U.S. business units used similar hardware and software, but had tailored their systems to fit their particular business needs. Our efforts to standardize our information systems centered on establishing one common hardware and software platform, and standardizing the functionality of the system so that similar transactions and processes are executed the same across all U.S. business units. Costs related to this project were $2.4 million in 2000, $3.2 million in 2001, $2.5 million in 2002 and $0.2 million for the five months ended May 31, 2003.

        Operational Improvements.    Over the past several years, we have completed a number of initiatives to improve our overall performance. These initiatives included evaluations of our manufacturing operations and performance, sales and marketing projects, and efforts to evaluate and improve the distribution of our products and customer service performance. Costs related to our operational improvements were $2.3 million in 2000, $9.4 million in 2001, $3.4 million in 2002, $1.4 million for the five months ended May 31, 2003, and $1.2 million for the seven months ended December 31, 2003.

Reorganization Items

        Reorganization items are items of income, expense and loss that were realized or incurred by the Predecessor Company as a result of our decision to reorganize under Chapter 11 of the Bankruptcy Code.

        Net reorganization items for the five months ended May 31, 2003 and the years ended December 31, 2002 and 2001 consisted of the following:

		Year Ended December 31,
	Five months Ended May 31, 2003
		2002	2001
Professional fees and expenses	$14.9	$9.8	$4.8
Costs associated with debtor-in-possession financing	0.1	1.9	0.6
Accrued retention plan costs	0.2	0.3	—
Rejected leases	—	(2.7)	(12.2)
Write-off deferred fees related to pre-petition debt	—	13.8	—
Other reorganization items	0.5	0.8	0.1

Total	15.7	23.9	(6.7)
Non-cash items	—	12.0	(11.3)

Cash outlays for reorganization items	$15.7	$11.9	$4.6

        Reorganization items accrued at May 31, 2003 were approximately $9.3 million for payments expected to be made during the winding down period of the reorganization. At December 31, 2003, we had a remaining accrual of approximately $1.5 million for anticipated future expenditures related to the reorganization.

Liquidity and Capital Resources

        Liquidity.    Our principal uses of cash will be capital expenditures, working capital and debt service obligations. We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under our revolving credit facility.

        The New Credit Agreement consists of a revolving credit facility and the New Term Loan. The revolving credit facility provides for total borrowings of up to $50.0 million, of which up to $20.0 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA (as defined in the New Credit Agreement). Availability under the revolving credit facility may also be limited if we fail to meet certain levels of Adjusted EBITDA. The revolving credit facility terminates on May 23, 2006. The New Term Loan matures on December 31, 2008 and requires quarterly amortization payments totaling $4.0 million in 2005, $5.0 million in 2006, $5.0 million in 2007 and $6.0 million in 2008. Borrowings under the New Credit Agreement accrue interest, at our option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate ("LIBOR") plus 3.25%, in the case of LIBOR loans. The New Credit Agreement is secured by substantially all the assets of our domestic subsidiaries, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The New Credit Agreement contains representations, affirmative covenants and other customary provisions. The New Credit Agreement also contains negative covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, sell assets and subsidiaries, make investments, and enter into transactions with affiliated parties. The New Credit Agreement also contains certain financial covenants, including minimum levels of Adjusted EBITDA and other customary measurements.

        The New Senior Subordinated Notes accrue interest at 9 1/4% per annum, which is payable semi-annually in cash. The notes are guaranteed by our current domestic subsidiaries, which are also borrowers or guarantors under the New Credit Agreement, and certain of our future subsidiaries. The notes contain customary covenants and events of default, including covenants that limit our ability and our subsidiaries abilities to incur debt, pay dividends and make certain investments.

        In 2004, we anticipate our capital expenditures will be approximately $14.0 million. In addition, we expect that each of our debt service obligations related to capital leases and foreign credit lines will be approximately $5.0 million. We expect our operating cash flow, together with available borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and the debt service requirements of the New Credit Agreement, the New Senior Subordinated Notes and our other long-term obligations. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

        Working Capital and Cash Flows.    Operating activities used $3.4 million of cash during the five-month period ended May 31, 2003 and provided $13.6 million of cash during the seven-month period ended December 31, 2003, which compares to $10.7 million of cash provided for the year ended December 31, 2002.

        Operating assets and liabilities provided $2.8 million of cash in the five-month period ended May 31, 2003 and $8.9 million in the seven-month period ended December 31, 2003, which compares to $3.5 million of cash used by operating assets and liabilities for the twelve months ended December 31, 2002.

  •
  Accounts receivable used $1.5 million of cash during the five months ended May 31, 2003 and provided $5.7 million of cash during the seven months ended December 31, 2003, which compares to $0.9 million of cash used in 2002. The improvement during 2003 in accounts receivable relates primarily to an overall improvement in the timeliness of collections.

  •
  Inventory used $5.7 million of cash in the five-month period ended May 31, 2003 and provided $6.5 million of cash in the seven-month period ended December 31, 2003, which compares to cash used of $3.9 million for the twelve months ended December 31, 2002. During 2003, inventory increased as a result of adding stock to regional warehouses in the U.S., increasing stock related to new product introductions and building stock to prevent disruptions to customers as we relocated the production of two domestic facilities, but was offset by a $4.4 million non-cash write-down of excess inventory.

  •
  During the five months ended May 31, 2003 and the seven months ended December 31, 2003 we generated $3.3 million and $5.0 million, respectively, of cash from accounts payable, which compares to $1.2 million of cash generated during 2002. Domestic operations generated $2.6 million of cash during the five months ended May 31, 2003 and $3.9 million of cash during the seven months ended December 31, 2003, which was primarily the result of obtaining longer payment terms from suppliers as our financial condition improved prior to and subsequent to our emergence from bankruptcy.

  •
  Accrued and other liabilities provided cash of $5.1 million in the five-month period ended May 31, 2003 and used $4.9 million of cash in the seven-month period ended December 31, 2003, which compares to cash provided of $0.9 million in 2002. Cash provided during the five months ended May 31, 2003 results mainly from the accrual of reorganization costs expected to be incurred subsequent to our emergence from bankruptcy, and the cash used during the seven months ended December 31, 2003 relates mainly to the payment of a portion of these reorganization costs. Partially offsetting payments made during the seven months ended December 31, 2003 was a $2.7 million charge to increase our product warranty accrual.

        Cash used for capital expenditures was $4.1 million in the five-month period ended May 31, 2003 and was $8.1 million during the seven-month period ended December 31, 2003, which compares to $9.4 million of capital expenditures in 2002. Capital expenditures were curtailed to a certain degree in 2002 as a result of the reorganization.

        Financing activities generated $2.9 million of cash during the five months ended May 31, 2003 and used cash of $1.5 million in the seven months ended December 31, 2003, which compares to $1.3 million of cash generated for the year ended December 31, 2002. Net long-term borrowings were $3.3 million during the five-month period ended May 31, 2003, but were partially offset by $1.4 million of deferred financing fees. Cash used during the seven-month period ended December 31, 2003 consists mainly of $1.1 million of debt repayments.

Contractual Obligations and Commercial Commitments

        In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Where applicable, information included in our consolidated financial statements and notes are cross-referenced in this table.

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Note Reference	Total	2004	2005	2006	2007	2008 and Beyond
Long-term debt	Note 8	$197,943	$25,443	$17,500	$27,500	$37,500	$90,000
Capital leases	Note 11	33,238	4,703	3,886	3,023	2,873	18,753
Operating leases	Note 11	29,103	5,385	4,788	3,931	3,322	11,677
Purchase obligations		28,343	15,634	4,285	4,206	4,200	18

Total		$288,627	$51,165	$30,459	$38,660	$47,895	$120,448

        After giving effect to the Refinancing our payments by period related to long-term debt would be: 2004—$7,962; 2005—$4,000; 2006—$5,000; 2007—$5,000; 2008 and beyond—$90,000.

        The amounts shown for capital leases includes the effective interest expense component. Our purchase obligations relate primarily to inventory purchase commitments. At December 31, 2003, we had issued letters of credit totalling $9,757 under the Working Capital Facility.

Market Risk and Risk Management Policies

        Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates as well as changes in interest rates on our long-term debt arrangements. In addition, we have exposure to changes in the prices of certain commodities, particularly copper. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for a further discussion.

Effect of Inflation; Seasonality

        Inflation has not been a material factor affecting our business. In recent years, the cost of our raw materials and components has remained relatively stable due to competitive pressures within the industries that supply us, which has enabled us to contain our supply costs. Our general operating expenses, such as salaries, employee benefits, and facilities costs, are subject to normal inflationary pressures. Our operations are generally not subject to seasonal fluctuations.

Critical Accounting Policies

        Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. Historically, our estimates and assumptions have been determined to be reasonable and accurate. No material adjustments to our accounting policies have been made in 2003 or 2002. We believe the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.

Bankruptcy Accounting

        Since the Chapter 11 bankruptcy filing, we have applied the provisions in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements, but it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We have accounted for the reorganization using the principles of "fresh-start" accounting as required by SOP 90-7.

Inventories

        Inventories are a significant asset, representing 19.6% of total assets at December 31, 2003. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last in, first-out (LIFO) method, which represents 52.9% of consolidated inventories, and the foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 47.1% of consolidated inventories.

        We continually apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock. In the seven-month period ended December 31, 2003, we wrote down excess inventory by $4.4 million reflecting our change in management in the fourth quarter and our new strategy to reduce our working capital requirements and liquidate inventory at a more rapid pace. Should we not achieve our expectations of the net realizable value of our inventory, future losses may occur.

Accounts Receivable and Allowances

        We maintain an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for amounts owed. We estimate this allowance based on knowledge and review of historical receivables and reserve trends, the financial condition of our customers, and other pertinent information. In the fourth quarter of 2003, we increased our allowance for doubtful accounts by $1.8 million in recognition of the bankruptcy of one of our customers and the deteriorated aging in other accounts. If the financial condition of our customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required.

Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we ceased amortization of our goodwill on January 1, 2002. Effective June 1, 2003, we made an adjustment of $122.8 million to write-up goodwill pursuant to the principles of "fresh-start" accounting as required by SOP 90-7. We have other identifiable intangible assets such as patents, trademarks and customer relationships. In accordance with SOP 90-7, we revalued our identifiable intangible assets and recorded a fresh-start adjustment of $75.4 million to write-up these assets. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years. Trademarks are not amortized, but are periodically evaluated for impairment.

        We account for our intangible assets excluding goodwill and tradenames in accordance with SFAS No. 144, which requires us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires us to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

        We account for our goodwill and tradenames in accordance with SFAS No. 142, which requires us to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, we perform our impairment analysis on a consolidated enterprise level. We use comparable market values, market prices and the present value of expected future cash flows to estimate fair value. We must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates.

Revenue Recognition

        Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Cost and related expenses to manufacture and to ship cutting and welding products are recorded as cost of sales when the related revenue is recognized.

Income Taxes

        We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to net operating loss carryforwards, fixed assets, intangible assets, and post-employment benefits. We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2003, a valuation allowance of $56.7 million has been recorded against our deferred tax assets based upon this assessment. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.

        We do not establish provisions for deferred taxes on the accumulated unremitted earnings of our foreign subsidiaries as our intention is to reinvest these earnings indefinitely. However, upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        We are periodically audited by U.S. and foreign tax authorities regarding the amount of taxes due. In evaluating issues raised in such audits, reserves are provided for exposures as appropriate. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the effective tax rate in a given financial statement period may be materially impacted.

Contingencies

        We are the defendant in several claims and lawsuits arising in the normal course of business. We do not believe any of these proceedings will have a material adverse effect on our consolidated financial position. Future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions related to these proceedings. We accrue our best estimate of the cost of resolution of these claims in accordance with SFAS No. 5. Legal defense costs of such claims are recognized in the period in which they are incurred.

Factors That May Affect Future Results

        From time to time, information we provide, statements by our employees or information included in our filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

        Our business is cyclical and is affected by industrial economic conditions.

        Our business is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and therefore our results of operations are directly related to the level of production in these end-user industries. Accordingly, our business is to a large extent determined by general economic conditions and other factors beyond our control.

        Our business is highly competitive and increased competition could reduce our sales, earnings and profitability.

        Our products compete in highly competitive markets. We compete primarily on the performance, functionality, price, brand recognition, customer service and support, and availability of our products. We compete with companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our sales and net earnings.

        The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. If we are unable to compete successfully against other manufacturers in our marketplace we could lose customers and our sales may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

        We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Our business is subject to a number of general economic factors, many of which are out of our control, which may have a material adverse effect on our business, results of operations and financial condition. These include recessionary economic cycles and cyclical downturns in our customers' businesses, particularly customers in the manufacturing and construction industries, fluctuations in the cost of raw materials, such as steel, the substitution of plastic or other materials for metal in many products and the movement of metal fabrication operations outside the United States. Economic conditions may adversely affect our customers' business levels, which can have the effect of reducing the amount of our products that they purchase. Furthermore, customers encountering adverse economic conditions may have difficulty paying for our products. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the United States or its interests abroad may have a material adverse effect on the U.S. and global economies and on our business, results of operations or financial condition.

        Our international operations pose certain risks that may adversely impact sales and earnings.

        We have manufacturing operations and assets located outside of the United States, including in Australia, Brazil, Canada, Italy, Malaysia and Mexico. We also sell our products to distributors located in approximately 100 countries. During the five months ended May 31, 2003 and the seven months ended December 31, 2003, approximately 45.6% and 48.5%, respectively, of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

        Our products are used primarily in metal fabrication operations to cut and join metal parts. Metal fabrication operations are growing faster outside of the United States than they are in the United States, and certain metal fabrication, as well as manufacturing operations generally, is moving from the United States to international locations where labor costs are lower. Maintaining and expanding international operations requires significant coordination, capital and resources. If these resources were to prove too costly or difficult to attain, we may be unable to grow our sales in these international locations and our future sales and earnings could be lower.

        We are subject to currency fluctuations from our international sales.

        Our products are sold in many countries around the world. A portion of our international sales is denominated in foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, pound sterling and South African rand, while a portion of the costs incurred to generate those revenues is incurred in other currencies. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in the future.

        We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition in any given period.

        Our success depends on our ability to enhance existing products and develop new products.

        Our financial and strategic performance depends partially on our ability to meet customer demand for new and enhanced products. We may not be able to sustain or expand existing levels of research and development expenditures. We also may not be able to develop or acquire innovative products, or otherwise obtain intellectual property in a timely and effective manner. Furthermore, we cannot be sure that new products or product improvements will be met with customer acceptance or contribute positively to our results. In addition, competitors may be able to direct more capital and more resources to new or emerging technologies and changes in customer requirements.

        Our products involve risks of personal injury and property damage, which expose us to potential liability.

        Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys' fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

        If we are unable to retain and hire key employees, the performance of our operations could be adversely affected.

        Our ability to provide high-quality products and services depends in part on our ability to retain our skilled personnel in the areas of product engineering, manufacturing and sales. Certain of our businesses rely heavily on key personnel in the engineering, design, formulation and manufacturing of our products. Our success is also dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could have an adverse effect on the business.

        We rely in large part on independent distributors for sales of our products.

        We depend on independent distributors to sell our products and provide service and aftermarket support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at branch locations and the price at which they are sold, which impacts how accessible our products are to our ultimate customers. Almost all of the distributors with whom we transact business offer competing products and services to our ultimate customers. We do not have written agreements with our distributors located in the United States. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our ultimate customers could materially reduce our sales and earnings.

        Our future operating results may be affected by fluctuations in the prices and availability of raw materials.

        We purchase a large amount of commodity raw materials, and certain of the raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. The raw materials industry as a whole is highly cyclical, and at times pricing and supply can be volatile due to a number of factors beyond our control, including general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance.

        If our relationship with our employees were to deteriorate, we could be adversely affected.

        Currently, in our U.S. operations (where none of our employees are represented by labor unions) and in our foreign operations (where the majority of our employees are represented by labor unions), we have maintained a positive working environment. Although we focus on maintaining a productive relationship with our employees, we cannot ensure that unions, particularly in the United States, will not attempt to organize our employees or that we will not be subject to work stoppages, strikes or other types of conflicts with our employees or organized labor in the future. Any such event could have a material adverse effect on our ability to operate our business and serve our customers and could materially impair our relationships with key customers and suppliers, which could damage our business, results of operations and financial condition.

        We are subject to various environmental laws and regulations and may incur costs that have a material adverse effect on our financial condition as a result of violations of or liabilities under environmental laws and regulations.

        Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials, and employee health and safety. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our facilities.

        Contaminants have been detected at some of our present and former sites. In addition, we have been named as a potentially responsible party at certain Superfund sites. While we are not currently aware of any contaminated or Superfund sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, the ultimate costs under environmental laws and the timing of these costs are difficult to predict. Liability under some environmental laws relating to contaminated sites, including the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, can be imposed retroactively and without regard to fault. Further, one responsible party could be held liable for all costs at a site. Thus, we may incur material liabilities under existing environmental laws and regulations or environmental laws and regulations that may be adopted in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our primary financial market risk relates to fluctuations in currency exchange rates and interest rates.

        A substantial portion of our operations consist of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia, Canada and South America. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, Italy, Indonesia, Malaysia, Mexico and Brazil as well as in the United States. A substantial portion of the products manufactured in most of these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the United States are denominated in U.S. dollars which further limits our exposure to changes in the exchange rates. We are most susceptible to a strengthening U.S. dollar and the negative effect when local currency financial statements are translated into U.S. dollars, our reporting currency.

        We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are material to our financial results. As a result, we do not actively try to manage our exposure through foreign currency forward or option contracts.

        Periodically, we enter into hedging arrangements to manage our exposure to price risk from commodity purchases. The primary commodity hedged is copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices we will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on our open commodity futures at December 31, 2003 would not have a material affect on our financial condition or results of operations.

        On February 24, 2004, we entered into an interest rate swap arrangement to convert $50 million of the New Senior Subordinated Notes into variable rate debt. We will pay interest on the swap at LIBOR plus a spread of 442 basis points.

        We are also exposed to changes in interest rates primarily as a result of long-term financial arrangements that have variable interest rates. At December 31, 2003, we had approximately $197.9 million of variable rate debt. The Refinancing resulted in a net reduction of our variable rate debt of approximately $170 million. Based on a variable rate debt amount of approximately $57.9 million, which includes the effects of the interest rate swap, a hypothetical 100 basis point increase in our variable borrowing rates would result in an increase in interest expense of approximately $0.6 million annually.

Item 8. Financial Statements and Supplementary Data

        The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-35 thereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Our chief executive officer and chief financial officer, with the participation of management, evaluated our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our chief executive officer and chief financial officer concluded our disclosure controls and procedures were, as of December 31, 2003, (i) designed to ensure that material information relating to us, and our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Senior Managers

        Information concerning our directors will appear in our Proxy Statement for our 2004 annual meeting of stockholders under "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

        Information concerning our executive officers' and their compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2004 annual meeting of stockholders under "Information About Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." These portions of the Proxy Statement are incorporated herein by reference.

        Information regarding our audit committee and audit committee financial expert will appear in our Proxy Statement for our 2004 annual meeting of stockholders under "Board and Committee Meetings." This portion of the Proxy Statement is incorporated herein by reference.

Code of Ethics

        We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief legal officer, chief accounting officer or controller of each division or subsidiary, and all persons reporting directly to the chief executive officer. We have posted our code of ethics on our Internet website at www.thermadyne.com. We will provide our code of ethics free of charge to requesting parties. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our Internet website.

Item 11. Executive Compensation

        Information concerning executive compensation will appear in our Proxy Statement for our 2004 annual meeting of stockholders under "Information About Executive Compensation" and "Employment Agreements." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2004 annual meeting of stockholders under "Information About Stock Ownership" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2004 annual meeting of stockholders under "Certain Relationships and Related Party Transactions." This portion of our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information concerning audit fees and services will appear in our Proxy Statement for our 2004 annual meeting of stockholders under "Independent Auditor Fees and Other Matters." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statement Schedules

        The following documents are filed as part of this report:

Page
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002 and 2001	F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002, and 2001	F-5
Consolidated Statements of Cash Flows for the seven months ended December 31, 2003, the five months ended May 31, 2003 and the years ended December 31, 2002, and 2001	F-6
Notes to Consolidated Financial Statements	F-7

        All schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions, are included in the financial statements or are inapplicable and therefore have been omitted.

Reports on Form 8-K

        None.

Exhibits

Exhibit No.		Exhibit
2.1	—	Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury Acquisition Corporation.(1)
2.2	—	Amendment No. 1 to Agreement and Plan of Merger between Thermadyne Holdings Corporation and Mercury Acquisition Corporation.(2)
2.3	—	Certificate of Merger of Mercury Acquisition Corporation with and into Thermadyne Holdings Corporation.(3)
2.4	—
First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors' First Amended and Restated Join Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C & G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc.(3)
2.5	—	First Amended and Restated Plan of Reorganization dated January 17, 2003.(4)
2.6	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court.(4)

3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003. (5)
3.2	—	Amended and Restated Bylaws of the Company dated as of May 23, 2003.(5)
4.1	—
Credit Agreement dated as of May 23, 2003 among the Company, as a guarantor thereunder, Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger.(6)
4.2	—
Credit and Guaranty Agreement dated as of May 23, 2003 among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent.(6)
4.3	—	Registration Rights Agreement dated as of May 23, 2003 by and between the Company and Angelo Gordon & Co., L.P., on behalf of certain managed funds and accounts.(5)
4.4	—	Class A Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(5)
4.5	—	Class B Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(5)
4.6	—	Class C Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(5)
4.7	—
Amended and Restated Credit Agreement dated as of February 5, 2004 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., PROtip Corporation and Thermadyne International Corp., as borrowers, the Company and other parties referred to therein as credit parties, the lenders signatory thereto from time to, and General Electric Capital Corporation as agent and lender and GECC Capital Markets Group, Inc, as lead arranger.*
4.8	—
Purchase Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the several purchasers referred to therein.*
4.9	—
Registration Rights Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the initial purchasers referred to therein.*
4.10	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.*
10.1	—	Omnibus Agreement, dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company.(7)

10.2	—	Escrow Agreement, dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc.(7)
10.3	—
Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse Investment Company and Tweco Products, Inc., as amended by First Amendment to Amended and Restated Industrial Real Property Lease dated as of January 20, 1989.(7)
10.4	—	Schedule of substantially identical lease agreements.(7)
10.5	—
Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company.(7)
10.6	—	Schedule of substantially identical lease guaranties(7)
10.7	—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc.(7)
10.8†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Osvaldo Ricci.(8)
10.9†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Michael E. Mahoney.(8)
10.10†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Robert D. Maddox.(8)
10.11†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Karl R. Wyss.(8)
10.12†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and James H. Tate.(8)
10.13	—
Third Amendment and Forbearance Agreement dated as of May 24, 2001 by and among Thermadyne Holdings Corporation, and certain of its subsidiaries, the Lenders party thereto and ABN AMRO Bank, N.V., as agent for the Lenders, as Supplemented by that certain letter agreement dated as of July 24, 2001, but effective as of July 31, 2001 by and among Thermadyne Holdings Corporation, certain of its Subsidiaries and ABN AMRO Bank, N.V., as agent for the Lenders.(9)
10.14		Thermadyne Holdings Corporation Non-Employee Director's Stock Option Agreement.(10)
10.15	—	Thermadyne Holdings Corporation Non-Employee Directors' Deferred Stock Compensation Plan*
21.1	—	Subsidiaries of Thermadyne Holdings Corporation.*
31.1		Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

†
Indicates a management contract or compensatory plan or arrangement.

*
Filed herewith.

(1)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 21, 1998.

(2)
Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2003.

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(6)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 3, 2003.

(7)
Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(9)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

THERMADYNE HOLDINGS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002 and 2001	F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002, and 2001	F-5
Consolidated Statements of Cash Flows for the seven months ended December 31, 2003, the five months ended May 31, 2003 and the years ended December 31, 2002, and 2001	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

        We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries as of December 31, 2003 (Reorganized Company) and December 31, 2002, (Predecessor Company), and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the seven month period ended December 31, 2003 (Reorganized Company), the five month period ended May 31, 2003 (Predecessor Company) and each of the two years in the period ended December 31, 2002 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the seven month period ended December 31, 2003, the five month period ended May 31, 2003 and each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

        As more fully described in Note 2 of the consolidated financial statements, effective May 23, 2003, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan confirmed by the Bankruptcy Court on April 3, 2003. In accordance with AICPA Statement of Position 90-7, the Company adopted "fresh start" accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair value at May 31, 2003. As a result, the consolidated financial statements for the periods subsequent to May 31, 2003, reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

                      /s/ ERNST & YOUNG LLP
                      St. Louis, Missouri
                      March 8, 2004

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	Reorganized Company December 31, 2003	Predecessor Company December 31, 2002
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$16,784	$17,413
Accounts receivable, less allowance for doubtful accounts of $6,443 and $4,275, respectively	84,079	80,423
Inventories	100,070	95,702
Prepaid expenses and other	10,846	12,057

Total current assets	211,779	205,595
Property, plant and equipment, net	82,520	72,291
Goodwill	135,868	14,152
Intangibles, net	77,904	169
Other assets	1,406	5,354

Total assets	$509,477	$297,561

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$36,182	$23,855
Accrued and other liabilities	36,465	27,458
Accrued interest	307	—
Income taxes payable	3,623	1,658
Working capital facility	12,860	—
Current maturities of long-term obligations	15,114	13,328

Total current liabilities	104,551	66,299
Liabilities subject to compromise	—	832,919
Long-term obligations, less current maturities	190,404	17,285
Other long-term liabilities	42,287	46,201
Redeemable preferred stock (paid in kind), $0.01 par value, 15,000,000 shares authorized in 2002 and 2,000,000 shares outstanding in 2002	—	78,509
Shareholders' equity (deficit):
Common stock, $0.01 par value:
Authorized—25,000,000 shares in 2003 and 30,000,000 shares in 2002 Issued and Outstanding—13,300,000 shares at December 31, 2003 and 3,590,286 shares at December 31, 2002	133	36
Additional paid-in capital	183,267	(128,523)
Retained earnings (deficit)	(17,551)	(568,963)
Management loans	—	(1,596)
Accumulated other comprehensive income (loss)	6,386	(44,606)

Total shareholders' equity (deficit)	172,235	(743,652)

Total liabilities and shareholders' equity (deficit)	$509,477	$297,561

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In thousands, except per share data)
Net sales	$254,419	$172,010	$413,622	$438,224
Operating expenses:
Cost of goods sold	182,957	111,334	266,931	296,538
Selling, general and administrative expenses	70,690	44,340	106,695	112,007
Amortization of intangibles	2,853	363	1,033	2,175
Net periodic postretirement benefits	1,488	516	1,152	1,125

Operating income (loss)	(3,569)	15,457	37,811	26,379
Other income (expense):
Interest (contractual interest of $29,962 and $71,219 for the five months ended May 31, 2003 and the year ended December 31, 2002, respectively)	(9,597)	(8,798)	(22,599)	(76,360)
Amortization of deferred financing costs	(266)	—	—	(4,360)
Other, net	(290)	(1,174)	(4,213)	(1,226)

Income (loss) before reorganization items and income tax provision	(13,722)	5,485	10,999	(55,567)
Reorganization items	—	(15,692)	(23,908)	6,723
Gain on reorganization and adoption of fresh-start accounting	—	582,109	—	—

Income (loss) before income tax provision	(13,722)	571,902	(12,909)	(48,844)
Income tax provision	3,829	2,939	3,046	2,697

Net income (loss)	(17,551)	568,963	(15,955)	(51,541)
Preferred stock dividends (paid in kind)	—	—	—	8,695

Net income (loss) applicable to common shares	$(17,551)	$568,963	$(15,955)	$(60,236)

Basic and diluted income (loss) per share applicable to common shares	$(1.32)	$158.47	$(4.44)	$(16.78)

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Management Loans	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	(In thousands)
Predecessor Company
January 1, 2001	$36	$(119,828)	$(501,467)	$(1,503)	$(35,595)	$(658,357)
Comprehensive income (loss):
Net loss	—	—	(51,541)	—	—	(51,541)
Foreign currency translation					(7,335)	(7,335)
Pension					708	708

Comprehensive loss						(58,168)
Interest on management loans	—	—	—	(237)	—	(237)
Accretion of preferred stock	—	(8,695)	—	—	—	(8,695)
Reclassification of management loans	—	—	—	396	—	396

December 31, 2001	36	(128,523)	(553,008)	(1,344)	(42,222)	(725,061)
Comprehensive income (loss):
Net loss	—	—	(15,955)	—	—	(15,955)
Foreign currency translation	—	—	—	—	2,783	2,783
Pension					(5,167)	(5,167)

Comprehensive loss						(18,339)
Interest on management loans	—	—	—	(252)	—	(252)

December 31, 2002	36	(128,523)	(568,963)	(1,596)	(44,606)	(743,652)
Comprehensive income:
Net income	—	—	568,963	—	—	568,963
Foreign currency translation	—	—	—	—	5,794	5,794

Comprehensive income						574,757
Interest on management loans	—	—	—	(85)	—	(85)
Retructuring and Fresh Start	97	311,790		1,681	38,812	352,380

Reorganized Company
May 31, 2003	133	183,267	—	—	—	183,400
Comprehensive income (loss):
Net loss			(17,551)			(17,551)
Foreign currency translation	—	—	—	—	6,386	6,386

Comprehensive loss						(11,165)

December 31, 2003	$133	$183,267	$(17,551)	$—	$6,386	$172,235

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(17,551)	$568,963	$(15,955)	$(51,541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net periodic postretirement benefits	1,488	516	1,152	1,125
Depreciation	13,630	6,071	16,995	17,055
Amortization of goodwill	—	—	—	371
Amortization of intangibles	2,853	363	1,033	1,804
Non-cash interest expense	—	—	13,826	19,476
Amortization of deferred financing costs	266	—	—	4,360
Benefit from rejection of executory contracts	—	—	(3,382)	(12,228)
Gain on reorganization and adoption of fresh-start accounting	—	(582,109)	—	—
Non-cash cost of sales	2,779	—	—	—
Deferred income taxes	1,230	—	248	547
Changes in operating assets and liabilities:
Accounts receivable	5,728	(1,521)	(905)	9,874
Inventories	6,537	(5,703)	(3,923)	10,814
Prepaid expenses and other	(1,376)	640	1,364	(10,708)
Accounts payable	4,993	3,326	1,206	(5,416)
Accrued and other liabilities	(4,914)	5,059	912	(240)
Accrued interest	307	11	(481)	22,652
Income taxes payable	(982)	2,028	727	(324)
Other long-term liabilities	(1,403)	(1,035)	(2,110)	(2,508)

Total adjustments	31,136	(572,354)	26,662	56,654

Net cash provided by (used in) operating activities	13,585	(3,391)	10,707	5,113

Cash flows used in investing activities:
Capital expenditures	(8,122)	(4,114)	(9,387)	(15,323)

Net cash used in investing activities	(8,122)	(4,114)	(9,387)	(15,323)

Cash flows provided by (used in) financing activities:
Borrowing under debtor-in-possession credit facility	—	—	1,500	8,650
Net (repayments) borrowings under revolving credit facility	(103)	12,963	—	—
Repayment of long-term obligations	(997)	(12,780)	(4,791)	(12,283)
Borrowing of long-term obligations	—	3,075	3,618	40,049
Financing fees	(116)	(1,352)	—	(20,999)
Other	(256)	979	966	(769)

Net cash provided by (used in) financing activities	(1,472)	2,885	1,293	14,648

Net increase (decrease) in cash and cash equivalents	3,991	(4,620)	2,613	4,438
Cash and cash equivalents at beginning of period	12,793	17,413	14,800	10,362

Cash and cash equivalents at end of period	$16,784	$12,793	$17,413	$14,800

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1. The Company

        Thermadyne Holdings Corporation ("Thermadyne" or the "Company"), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication, as well as the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and we have well-established and widely-recognized brands.

2. Recent Events

Plan of Reorganization

        On November 19, 2001, our company and substantially all of our domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court").

        On January 17, 2003, we filed with the Court the First Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") and the First Amended and Restated Disclosure Statement describing the Plan (the "Disclosure Statement"). The Plan of Reorganization and the Disclosure Statement were filed with the SEC on Form 8-K on February 6, 2003. On April 3, 2003, the Court confirmed the Plan of Reorganization. The Plan of Reorganization was consummated on May 23, 2003 (the "Effective Date"), and we emerged from Chapter 11 bankruptcy protection.

        The Plan of Reorganization provided for a substantial reduction of our long-term debt. Under the Plan of Reorganization, our total debt was reduced to approximately $220,000, as compared to the nearly $800,000 in debt and $79,000 in preferred stock outstanding at the time we filed for Chapter 11 protection in November 2001. The Plan of Reorganization provided for treatment to the various classes of claims and equity interest as follows (as is more fully described in the Plan of Reorganization):

        Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims continue to retain their liens.

        The pre-petition senior secured lenders (Class 2) exchanged their approximately $365,000 in debt and outstanding letters of credit for 94.5% of our new common stock, $180,000 in new senior debt notes and Series C Warrants exercisable for additional shares of our new common stock. The pre-petition senior lenders transferred the Series C Warrants to certain pre-petition equity holders.

        General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder's pro rata share of $7,500 and (2) fifty percent (50%) of such holder's claim (estimated to provide a recovery on such claims of 30% to 37% of the amount of such claims). We have made initial distributions of such amounts.

        The 9 7/8% Senior Subordinated Note Holders (Class 5) exchanged their approximately $230,000 in debt and accrued interest for 5.5% of our new common stock, and Series A Warrants and Series B

Warrants exercisable for additional shares of our new common stock. The 9 7/8% Senior Subordinated Note Holders had the opportunity to subscribe for additional shares through a subscription offering held pursuant to the Plan of Reorganization, but no holders subscribed to the offering of our new common stock.

        The Junior Subordinated Note Claims, the 10.75% Senior Subordinated Note Claims and the 12 1/2% Senior Discount Debenture Claims (Class 6, Class 7 and Class 8, respectively) did not receive any distribution under the Plan of Reorganization, but had the opportunity to participate in the subscription offering for shares of new common stock of our reorganized company. None of the holders elected to subscribe to the offering.

        The Thermadyne Holdings Equity Interests (Class 9), which includes our existing common and preferred stock, were cancelled upon the Effective Date of the Plan of Reorganization and the holders of such interests did not receive any distributions pursuant to the Plan of Reorganization.

        On the Effective Date of the Plan of Reorganization, we issued 13,300,000 shares of new common stock, $180,000 in new senior debt notes, 1,157,000 Series A Warrants, 700,000 Series B Warrants and 271,429 Series C Warrants. We concurrently entered into a new senior secured credit facility providing for revolving loans of up to $50,000. We borrowed $15,349 under the facility on the Effective Date to repay in full amounts outstanding under the $60,000 debtor-in-possession credit facility among Thermadyne Mfg. LLC, as borrower, our company and certain of our U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility"), for the payment of various pre-petition obligations and for general working capital purposes.

        We have accounted for the consummation of the Plan of Reorganization (the "Restructuring") using the principles of "fresh-start" accounting as required by SOP 90-7. Pursuant to such principles, our assets and liabilities were revalued as of the month-end closest to the Effective Date. The assets were stated at their reorganization value (the "Reorganization Value"), which is defined as the fair value of our assets before considering liabilities.

        We determined the Reorganization Value through consultation with our financial advisors, by developing a range of values using both comparable companies and net present value approaches. The Reorganization Value was based in part on financial projections prepared by us for the period 2002 through 2006. These projections assume a compound annual growth rate for sales of approximately 3.3% with domestic sales growing at a slightly faster pace than international. This growth rate compares to a negative compounded rate of 4.5% we experienced for the years 1997 to 2002. The projections also assume improved profitability from continued efforts to reduce cost. The determination of the Reorganization Value is more fully described in the Plan of Reorganization. Based on the analyses prepared by our financial advisor and us, we estimated the Reorganization Value at approximately $518,000. We made an allocation of the Reorganization Value to our various asset classes which includes certain estimates and judgments.

        The following unaudited consolidated balance sheet as of June 1, 2003, illustrates the effect of the Restructuring and the effect of fresh-start accounting adjustments to record the preliminary allocation of the Reorganization Value to our assets. The total amount of debt forgiveness was $782,100 and was included as a gain on reorganization in the accompanying statements for the five month period ended May 31, 2003. The consolidated balance sheet at June 1, 2003, has been prepared on a different basis of accounting and is not comparable in material respects to any such balance sheet as of any prior date or for any prior period.

	June 1, 2003 Historical Basis of Accounting	Debt Discharge and Restructuring		Fresh-Start Adjustments		June 1, 2003 New Basis of Accounting
ASSETS
Current Assets:
Cash and cash equivalents	$12,793	$—		$—		$12,793
Accounts receivable, net	86,089	—		—		86,089
Inventories	105,804	—		—	(j)	105,804
Prepaid expenses and other	11,103	—		(933	)(k)	10,170

Total current assets	215,789	—		(933)		214,856
Property, plant and equipment	73,934	—		11,933	(l)	85,867
Deferred financing costs	675	677	(a)	—		1,352
Goodwill	13,089	—		122,779	(m)	135,868
Intangibles	4,046	—		75,382	(n)	79,428
Other assets	1,113	—		—		1,113

Total assets	$308,646	$677		$209,161		$518,484

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$29,649	$—		$—		$29,649
Accrued and other liabilities	31,963	8,639	(b)	—		40,602
Accrued interest	1,348	(1,348	)(c)	—		—
Income taxes payable	3,841	488	(d)	—		4,329
Current maturities of long-term obligations	15,511	(11,650	)(e)	—		3,861

Total current liabilities	82,312	(3,871)		—		78,441
Liabilities subject to compromise	835,969	(835,969	)(f)	—		—
Long-term obligations, less current maturities	15,742	195,349	(g)	3,856	(o)	214,947
Other long-term liabilities	47,203	9,648	(d)	(15,155	)(o)	41,696

Total liabilities	981,226	(634,843)		(11,299)		335,084

Redeemable preferred stock	78,509	(78,509	)(h)	—		—
Stockholders' equity (deficit):
Common stock	36	97	(i)	—		133
Additional paid-in capital	(130,204)	313,471	(i)	—		183,267
Accumulated other comprehensive loss	(38,812)	(2,488	)(i)	41,300	(p)	—
Accumulated deficit	(582,109)	402,949	(i)	179,160	(p)	—

Total stockholders' equity (deficit)	(751,089)	714,029		219,440		183,400

Total liabilities and shareholders' equity	$308,646	$677		$209,161		$518,484

Debt discharge and restructuring adjustments:

  (a)
  To record financing costs related to the new credit agreement and the new term notes issued as part of the Plan of Reorganization.

  (b)
  To record amounts expected to be paid in accordance with the Plan of Reorganization. Amount includes $7,500 to be paid to unsecured creditors with the remainder related to other secured and priority claims.

  (c)
  To record payment of accrued interest on the DIP Facility and the pre-petition credit agreement.

  (d)
  To reestablish obligations expected to be paid in the normal course of business. Amounts were previously included in liabilities subject to compromise.

  (e)
  To record repayment of principal outstanding under the DIP Facility.

  (f)
  To eliminate liabilities subject to compromise.

  (g)
  To record initial borrowings of $15,349 under the new credit agreement and to record $180,000 of new term notes in accordance with the Plan of Reorganization. Initial borrowings under the new credit agreement were used to repay the DIP Facility and to pay certain amounts due at closing including interest on the DIP Facility and our pre-petition credit facility.

  (h)
  To eliminate preferred stock in accordance with the Plan of Reorganization.

  (i)
  To adjust equity for adjustments contemplated in the Plan of Reorganization and to record new common stock.

Fresh-Start Adjustments:

  (j)
  To record work-in-process and finished goods at their respective selling prices less (i) costs to complete, (ii) costs of disposal, and (iii) a reasonable profit on the selling effort, as applicable. The write-up in inventory resulting from this revaluation was essentially offset by an adjustment to eliminate the existing LIFO inventory layers, the LIFO reserve and previously capitalized inventory costs.

  (k)
  To eliminate the prepaid pension asset and record the liability related to the defined benefit pension plans at the projected benefit obligation in excess of plan assets and eliminate other amounts recorded on the balance sheet. In addition to the prepaid pension asset, we eliminated $4,459 recorded in accumulated other comprehensive loss.

  (l)
  To write-up fixed assets to their estimated fair value. The adjustment includes a reduction of approximately $1,860 of land, buildings and leasehold improvements related to a facility that will be exited in mid-2004. The write-up was based on management estimates and an appraisal prepared for us by a third party.

  (m)
  To record the excess of the Reorganization Value over identifiable assets ("goodwill".)

  (n)
  To record the incremental allocation of the Reorganization Value to identifiable intangible assets. Intangibles consist of the following as of June 1, 2003:

Patents	$7,436
Trademarks	33,600
Customer relationships	38,392

$79,428

        The value assigned to patents, trademarks and customer relationships was based on management's estimates and an appraisal prepared for us by a third party.

  (o)
  Adjustments consist of the following:

	Long-term Obligations	Other Long-term Liabilities
Properly classify capital lease obligations	$8,744	$(8,769)
Reduction in capital lease obligation related to a facility that will be exited in mid-2004	(4,888)	—
Adjust pension obligation	—	1,787
Adjust post-retirement benefit obligation	—	(8,173)

	$3,856	$(15,155)

        Similar to the adjustment made related to the defined benefit pension plans, the liability related to the post-retirement benefit plan was adjusted to the accumulated post-retirement benefit obligation.

  (p)
  To eliminate remaining balances of accumulated other comprehensive loss and retained deficit.

Liabilities Subject to Compromise

        Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as a debtor-in-possession. These claims are shown in the December 31, 2002 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise at May 31, 2003 and at December 31, 2002 prior to the reorganization consisted of the following:

	May 31, 2003	December 31, 2002
Trade accounts payable	$15,949	$15,949
Accrued and other liabilities	3,007	3,023
Accrued interest	24,809	24,809
Accrued income taxes	9,088	9,086
Old Credit Facility	359,522	356,172
Senior Subordinated Notes	207,000	207,000
Debentures	145,066	145,066
Subordinated Notes	37,060	37,060
Junior Notes	33,427	33,427
Other long-term liabilities	1,041	1,327

Total	$835,969	$832,919

Reorganization Items

        Reorganization costs for the five months ended May 31, 2003 were $15,692 consisting of $14,959 of professional fees, $285 paid under the key employee retention plan, and $448 of other reorganization costs. Reorganization costs for 2002 were $23,908 and included $9,764 of professional fees and expenses, $1,933 of expenses related to financing fees associated with the DIP Facility, $13,826 for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $290 related to payments made under the key employee retention plan approved by the Court, a benefit of $2,664 related to the rejection of certain capital leases, and $759 of other reorganization items. Reorganization items in 2001 include $4,766 of professional fees, a benefit of $12,228 resulting from the Court's approval of our motion to reject a non-cancelable lease obligation on a substantially idle facility, and $739 of other reorganization costs.

Reclassifications

        Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net income (loss). Additionally, certain intercompany sales transactions, which were inadvertently misclassified as trade sales due to an order-entry coding error, have been reclassified. This reclassification of sales was offset by a corresponding change in the cost of goods sold and had no effect on our financial condition, changes in financial condition, and results of operations including no effect on reported operating income, net income or net income per common share. Subsequent changes to the order-entry coding process should prevent similar misclassifications in the future. A summary of these reclassifications for the fiscal years 2003 and 2002 is as follows:

	Predecessor Company		Reorganized Company
	Three Months Ended March 31, 2003	Two Months Ended May 31, 2003	One Month Ended June 30, 2003
	(In thousands)
Net sales as reported	$100,991	$71,917	$36,299
Reclassification	$(537)	$(362)	$(61)

Net sales as adjusted	$100,454	$71,555	$36,238

Cost of goods sold as reported	$65,090	$47,144	$24,419
Reclassification	$(537)	$(362)	$(61)

Cost of goods sold as adjusted	$64,553	$46,782	$24,358

Operating income as reported	$9,486	$5,968	$2,624

	Predecessor Company
	Three Months Ended September 30, 2002	Three Months Ended December 31, 2002
	(In thousands)
Net sales as reported	$98,610	$104,882
Reclassification	$(177)	$(456)

Net sales as adjusted	$98,433	$104,426

Cost of goods sold as reported	$62,098	$70,073
Reclassification	$(177)	$(456)

Cost of goods sold as adjusted	$61,921	$69,617

Operating income as reported	$10,353	$8,373

3. Significant Accounting Policies

        The consolidated financial statements include the Company's accounts and those of the majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        Estimates.    Preparation of financial statements in conformity with generally accepted accounting principles requires certain estimates and assumptions be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Inventories.    Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $46,908 and $41,922 at December 31, 2003 and 2002, respectively.

        Property, Plant and Equipment.    Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings—25 years; and machinery and equipment—two to ten years. Property, plant and equipment recorded under capital leases are depreciated using the shorter of either the lease term or the underlying asset's useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

        Deferred Financing Costs.    Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $1,467 at December 31, 2003, net of related accumulated amortization of $263.

        Intangibles.    The Company adopted Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized, but are reviewed at least annually for impairment. Goodwill amortization totaled $371 in 2001. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years. Trademarks are not amortized, but are periodically evaluated for impairment.

        Goodwill and trademarks are tested for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market values, market prices and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates.

        Product Warranty Programs.    Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002 and 2001, the Company recorded $5,176, $1,151, $2,568, and $4,250 of warranty expense, respectively, through cost of goods sold. As of December 31, 2003, the warranty accrual totaled $4,005.

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

        Revenue Recognition.    Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Cost and related expenses to manufacture and to ship cutting and welding products are recorded as cost of sales when the related revenue is recognized.

        Earnings Per Share.    The effects of options and warrants have not been considered in the determination of earnings per share for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002 and 2001 because the result would be anti-dilutive or the options expired unexercised. The calculation of earnings per share follows:

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Numerator:
Net income (loss)	$(17,551)	$568,963	$(15,955)	$(51,541)
Preferred stock dividends (paid in kind)	—	—	—	(8,695)

Net income (loss) applicable to common shares	$(17,551)	$568,963	$(15,955)	$(60,236)

Denominator:
Weighted average shares for basic and diluted earnings per share	13,300,000	3,590,286	3,590,286	3,590,286
Basic and diluted income (loss) per share amounts:
Net income (loss)	$(1.32)	$158.47	$(4.44)	$(14.36)
Preferred stock dividends (paid in kind)	—	—	—	(2.42)

Net income (loss) applicable to common shares	$(1.32)	$158.47	$(4.44)	$(16.78)

        Stock-Based Compensation.    Stock options are granted for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock option grants are recorded under the recognition and measurement principles of Accounting Principles Board Opinion No. 25—"Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating results. Pro forma information regarding net operating results and per share results is required by SFAS No. 123, which also requires that the information be determined as if employee stock options were granted under the fair value method of that statement. The fair value for options granted in 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.7%, a dividend yield of 0.0%, volatility factors of the expected market price of our common stock of 0.54, and a weighted-average expected life of the options of four years. The weighted-average fair value of options granted was $4.32 per share for the seven months ended December 31, 2003.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The following table illustrates the effect on net loss and loss per share if the fair value expense recognition requirements of SFAS No. 123 had been applied to all stock options granted under the plans.

Reorganized Company
Seven Months Ended December 31, 2003
Net loss, as reported	$(17,551)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(420)

Pro forma net loss	$(17,971)

Basic and diluted loss per share
As reported	$(1.32)

Pro forma	$(1.35)

        Statements of Cash Flows.    For purposes of the statements of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

        Foreign Currency Translation.    Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholders' equity (deficit) designated "Accumulated other comprehensive income (loss)." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all periods presented.

4. Accounts Receivable

        As of December 31, 2003 and 2002, accounts receivable are recorded at the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate, and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision	Net Write-offs	Balance at End of Period
Seven months ended December 31, 2003 (Reorganized Company)	$4,489	$2,834	$880	$6,443
Five months ended May 31, 2003 (Predecessor Company)	4,275	455	241	4,489
Year ended December 31, 2002 (Predecessor Company)	3,376	1,542	643	4,275
Year ended December 31, 2001 (Predecessor Company)	3,509	1,186	1,319	3,376

5. Inventories

        The composition of inventories at December 31, is as follows:

	Reorganized Company 2003	Predecessor Company 2002
Raw materials	$21,218	$15,881
Work-in-process	28,906	26,413
Finished goods	50,228	52,488

	100,352	94,782
LIFO reserve	(282)	920

	$100,070	$95,702

        The carrying value of inventories valued by the LIFO method was $53,162 at December 31, 2003 and $53,780 at December 31, 2002.

6. Property, Plant, and Equipment

        The composition of property, plant and equipment at December 31, is as follows:

	Reorganized Company 2003	Predecessor Company 2002
Land	$7,368	$8,743
Building	19,578	29,604
Machinery and equipment	69,204	115,215

	96,150	153,562
Accumulated depreciation	(13,630)	(81,271)

	$82,520	$72,291

        Assets recorded under capitalized leases were $14,955 $(12,634 net of accumulated depreciation) and $22,836 $(14,013 net of accumulated depreciation) at December 31, 2003 and 2002, respectively.

7. Intangibles

        The composition of intangibles at December 31, is as follows:

	Reorganized Company 2003	Predecessor Company 2002
Goodwill	$135,868	$14,152
Patents and Customer Relationships	47,404	13,511
Trademarks	33,353	—

	216,625	27,663
Accumulated amortization	(2,853)	(13,342)

	$213,772	$14,321

        Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years. Trademarks are not amortized, but are periodically evaluated for impairment. Amortization expense amounted to $2,853, $363, $1,033 and $1,804 for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002, and 2001 respectively. Amortization expense is expected to be approximately $4,891 for each of the next five fiscal years.

8. Debt and Capital Lease Obligations

        The composition of debt and capital lease obligations at December 31 is as follows:

	Reorganized Company 2003	Predecessor Company 2002
Working Capital Facility	$12,860	$—
Debtor-in-Possession Credit Facility	—	10,150
Revolving Credit Facility (1)	—	58,630
Senior Notes Facility	180,000	—
Term A Facility—United States (1)	—	57,885
Term A Facility—Australia (1)	—	14,743
Term A Facility—Italy (1)	—	7,678
Term B Facility (1)	—	108,614
Term C Facility (1)	—	108,614
Senior subordinated notes, due June 1, 2008, 9 7/8% interest payable semiannually on June 1 and December 1 (1)	—	207,000
Debentures, due June 1, 2008, 12 1/2% interest payable semiannually on June 1 and December 1 (1)	—	145,066
Subordinated notes, due November 1, 2003, 10.75% interest payable semiannually on May 1 and November 1 (1)	—	37,060
Junior subordinated notes due December 15, 2009, 15% interest payable quarterly on March 15, June 15, September 15 and December 15 (1)	—	33,427
Capital leases	20,435	17,750
Other	5,083	2,713

	218,378	809,330
Amounts classified as liabilities subject to compromise	—	(778,717)

	218,378	30,613
Current maturities and working capital facility	(27,974)	(13,328)

	$190,404	$17,285

(1)
Amounts outstanding at December 31, 2002, have been classified as liabilities subject to compromise.

        At December 31, 2003 the schedule of principal payments on long-term debt, excluding capital lease obligations is as follows:

2004	$25,443
2005	17,500
2006	27,500
2007	37,500
2008	90,000

        The Company entered into a credit agreement dated as of May 23, 2003 (the "Working Capital Facility") among the company, as a guarantor thereunder, Thermadyne Industries, Inc. and certain other domestic subsidiaries, as borrowers, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation ("GECC"), as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, providing for up to $50,000 in a revolving loan for working capital purposes.

        Additionally, in connection with the Plan and as a distribution to the pre-petition senior secured lenders for their claims in the bankruptcy, the Company entered into the Credit and Guaranty Agreement dated as of May 23, 2003 (the "Senior Notes Facility") among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, providing a total of $180,000 in term loans (the "Senior Term Notes.").

        The Working Capital Facility provides for total borrowings of $50,000, of which up to $20,000 may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA. The Working Capital Facility defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries plus 65% of the EBITDA of its Canadian subsidiaries. EBITDA is defined in the Working Capital Facility as net income less interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $5,000 in the aggregate. Availability under the Working Capital Facility may also be limited if the Company fails to meet certain levels of Adjusted EBITDA. Borrowings under the Working Capital Facility accrue interest, at the Company's option, at the prime lending rate plus 2.25% in the case of index rate loans, or at the London Interbank Offered Rate ("LIBOR") plus 3.25% in the case of LIBOR loans. Unused portions of the Working Capital Facility are charged 75 basis points as of December 31, 2003. The Working Capital Facility is secured by substantially all of the Company's assets, including a pledge of the capital stock of substantially all of the Company's subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Working Capital Facility contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions. As of December 31, 2003, the Company had borrowed $12,860 and issued letters of credit totaling $9,757 under the Working Capital Facility. The Company had availability of $27,383 under the Working Capital Facility at December 31, 2003. The Working Capital Facility terminates on May 23, 2006.

        The Senior Term Notes accrue interest, in the case of eurodollar loans at LIBOR plus a margin ranging from 3.0% to 7.5%, and in the case of base rate loans at the prime rate plus a margin ranging from 2.0% to 6.5%. The interest margin applicable to the Eurodollar and base rate loans varies depending on the level of indebtedness and the time elapsed from the Effective Date. The Senior Notes Facility contains financial covenants and other provisions similar to those in the Working Capital Facility. No payments of principal were due under the Senior Note Facility until June 2004. The Senior Note Facility was retired in February 2004. See Subsequent Events below.

        The Working Capital Facility requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit. These agreements, combined with the existence of a Material Adverse Effect ("MAE") clause, cause the Working Capital Facility to be classified as a current liability. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Working Capital Facility classified as a current liability. The Company's intent is to continually use the Working Capital Facility throughout the life of the agreement to fund working capital needs. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, assets, or prospects.

Subsequent Events

        On February 5, 2004 the Company completed a private placement of $175,000 in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014 (the "Senior Subordinated Notes"). The net proceeds from the offering, together with approximately $20,000 of borrowings under a new term loan (the "New Term Loan") added through an amendment and restatement to our GECC credit agreement (the "New Credit Agreement"), were used to repay all outstanding borrowings under the existing $180,000 senior term loan facility and to reduce amounts outstanding under the Working Capital Facility. The notes were offered in reliance upon an exemption from registration under the Securities Act of 1933 for an offer and sale of securities that does not involve a public offering. The notes have not currently been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Within 90 days of the completion of the private placement, the Company is required to file a registration statement with respect to the Senior Subordinated Notes with regards to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933.

        The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9.25% per annum and will be payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2004.

        The New Credit Agreement is secured by substantially all of the Company's domestic assets, including a pledge of the capital stock of substantially all its subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The New Credit Agreement contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions. Borrowings under the New Term Loan and the Working Capital Facility will accrue interest, at the Company's option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at LIBOR plus 3.25%, in the case of LIBOR loans. The New Term Loan matures on December 31, 2008 and requires quarterly amortization payments totaling $4,000 in 2005, $5,000 in 2006, $5,000 in 2007 and $6,000 in 2008.

        On February 24, 2004 the Company entered into an interest rate swap arrangement to convert $50,000 of the New Senior Subordinated Notes into variable rate debt. The Company will pay interest on the swap at LIBOR plus a spread of 442 basis points.

Parent Company Financial Information

        Borrowings under the New Credit Agreement are the obligations of Thermadyne Industries, Inc. ("Industries"), the Company's principal operating subsidiary, and certain of Industries other domestic subsidiaries. The New Credit Agreement contains restrictions that limit Industries' ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation. At December 31, 2003 the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries, and the only liabilities were the $180 million of Senior Term Notes and related accrued interest that were fully extinguished in February 2004. As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

9. Warrants

        In connection with the Reorganization and the settlement of the various creditor classes in the Chapter 11 bankruptcy proceeding, three classes of warrants were issued that allow the holders to purchase the Company's common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

Class A Warrants

1,157,000 warrants to purchase common stock
$13.85 per share exercise price
Expires on May 23, 2004

Class B Warrants

700,000 warrants to purchase common stock
$20.78 per share exercise price
Expires on May 23, 2006

        The Class A and B Warrant holders are the pro-rata participants in the former 9 7/8% senior subordinated notes. These former bond-holders received approximately 5% of the Company's common stock upon emergence from Chapter 11, plus the Class A and B warrants. These warrants have been effectively valued and recorded within the new equity section (additional paid in capital) in connection with establishing the opening fresh start balance sheet.

Class C Warrants

271,429 warrants to purchase common stock
$27.70 per share exercise price
Expires on May 23, 2006

        The Class C Warrant holders are currently the former majority equity holders of the Company. The former equity holders received no other significant disbursements or consideration upon emergence from Chapter 11. These warrants have been treated as an exchange of old equity securities for new equity securities in connection with recording the reorganization entries and establishing the opening fresh start balance sheet.

10. Stock Options

        The stock option plans existing at December 31, 2002 and all options issued thereunder were cancelled in May 2003 upon emergence from Chapter 11 bankruptcy. A new stock option plan was adopted for our board of directors in December 2003. The Non-Employee Directors' Deferred Stock Compensation Plan ("Director's Plan") provides for each of the non-employee directors to defer all or a part of his or her compensation and receive common stock in lieu of such compensation at a later date. A maximum of 100,000 shares of common stock are issuable pursuant to this plan.

        In August 2003, the Company awarded stock option grants to non-employee directors. Each non-employee director was granted an option to acquire up to 25,000 shares of common stock. Each grant vests ratably over a three year period.

        A summary of the activity and related information for options issued after emergence from Chapter 11 is summarized as follows:

	Reorganized Company
	Shares	Weighted Average Exercise Price
Under option at June 1, 2003	—	$—
Options granted	300,000	11.81
Options exercised	—	—
Options cancelled or expired	—	—

Under option at December 31, 2003	300,000	11.81

Options exercisable at December 31, 2003	62,500	$9.60

        Following is a summary of stock options outstanding as of December 31, 2003:

	Number of Options	Weighted-Average Remaining Life (In years)
Options outstanding:
Exercise price of $9.60	125,000	4.8
Exercise price of $10.95	25,000	9.9
Exercise price of $13.79	150,000	9.6

Total	300,000

Options exercisable
Exercise price of $9.60	62,500	4.8

Total	62,500

11. Leases

        Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are as follows:

	Capital Leases	Operating Leases
2004	$4,703	$5,385
2005	3,886	4,788
2006	3,023	3,931
2007	2,873	3,322
2008	2,852	3,161
Thereafter	15,901	8,516

Total minimum lease payments	33,238
Amount representing interest	(12,803)

Present value of net minimum lease payments, including current obligations of $2,593	$20,435

        Rent expense under operating leases amounted to $3,979, $2,842, $5,882, and $5,636 for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002, and 2001, respectively.

        During the fourth quarter of 2002, the Court approved the rejection of two leases, both of which were accounted for as capital leases. A net gain of $3,100 was recognized as a result of these lease rejections, which has been included in reorganization items on the accompanying statement of operations.

12. Income Taxes

        Pre-tax income (loss) was allocated under the following jurisdictions:

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Domestic income (loss)	$(14,725)	$515,287	$(17,415)	$(47,323)
Foreign income (loss)	1,003	56,615	4,506	(1,521)

Income (loss) before income taxes	$(13,722)	$571,902	$(12,909)	$(48,844)

        The provision for income taxes is as follows:

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Current:
Federal	$—	$—	$—	$—
Foreign	2,599	2,789	2,648	2,000
State and local	—	150	150	150

Total current	2,599	2,939	2,798	2,150
Deferred	1,230	—	248	547

	$3,829	$2,939	$3,046	$2,697

        The composition of deferred tax assets and liabilities at December 31 is as follows:

	Reorganized Company 2003	Predecessor Company 2002
Deferred tax assets:
Post-employment benefits	$6,899	$9,380
Accrued liabilities	4,342	6,890
Intangibles	—	7,939
Deferred interest	—	18,646
Other	5,666	9,168
Fixed assets	—	2,014
Net operating loss carryforwards	65,081	60,419

Total deferred tax assets	81,988	114,456
Valuation allowance for deferred tax assets	(56,737)	(109,334)

Net deferred tax assets	25,251	5,122

Deferred tax liabilities:
Fixed assets	(3,874)	—
Intangibles	(19,346)	—
Inventories	(3,261)	(5,122)

Total deferred tax liabilities	(26,481)	(5,122)

Net deferred tax assets (liabilities)	$(1,230)	$—

        The income tax provisions for the seven months ended December 31, 2003, the five months ended May 31, 2003, and the years ended December 31, 2002 and December 21, 2001 includes a charge of $5,382, $5,454,$3,962 and $15,469, respectively, to adjust the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods. The valuation allowance for the five month period ended May 31, 2003 also includes a credit in the amount of $63,433 to include the effects of reorganization and fresh-start accounting adjustments.

        The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Tax at U.S. statutory rates	$(4,803)	$200,166	$(4,518)	$(17,095)
Nondeductible goodwill amortization and other nondeductible expenses	1,565	612	2,449	1,632
Reorganization gain and fresh-start adjustments	—	(139,744)	—	—
Change in valuation allowance	5,382	(57,979)	3,962	15,469
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	1,685	(226)	1,055	2,593
State income taxes, net of federal tax benefits	—	110	98	98

	$3,829	$2,939	$3,046	$2,697

        As a result of the financial reorganization, net operating loss carryforwards available for U.S. federal income tax purposes will be approximately $135,501 as of January 1, 2004. These loss carryforwards will expire between 2004 and 2023. Utilization of the majority of these net operating loss carryforwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code).

        The Company's foreign subsidiaries have undistributed earnings at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13. Employee Benefit Plans

        401(k) Retirement Plan.    The 401(k) Retirement Plan covers the majority of the Company's domestic employees. At its discretion the Company can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $1,281, $915, $2,029, and $2,038 for the seven months ended December 31, 2003, the five months ended May 31, 2003 and the years ended December 31, 2002, and 2001, respectively.

        Pension Plans.    The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.

        The Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 2003 and 2002, was $9,388 and $6,799, respectively. There were no accrued benefit liabilities at December 31, 2003 or 2002. The prepaid benefit cost is not included in the table below or in the balance sheet, as the Company has no legal right to amounts included in this fund.

        Other Postretirement Benefits.    The Company has a retirement plan covering both salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

        The measurement date used to determine pension and other postretirement measurements for the plan assets and benefit obligations is December 31. The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other postretirement benefit plans as recognized in the consolidated balance sheets for the years ended December 31, 2003 and 2002:

	Pension Benefits		Other Postretirement Benefits
	Reorganized Company 2003	Predecessor Company 2002	Reorganized Company 2003	Predecessor Company 2002
Change in benefit obligation:
Benefit obligation at beginning of year	$15,484	$14,664	$15,805	$14,809
Service cost	—	—	966	789
Interest cost	1,102	1,040	1,113	1,056
Actuarial loss	3,218	569	2,107	129
Plan amendments	—	—	—	—
Benefits paid	(922)	(789)	(791)	(978)

Benefit obligation at end of year	$18,882	$15,484	$19,200	$15,805

Change in plan assets:
Fair value of plan assets at beginning of year	$11,422	$14,284
Actual return on plan assets	2,594	(1,898)
Employer contributions	534	—
Benefits paid	(922)	(789)
Administrative expenses	(105)	(175)

Fair value of plan assets at end of year	$13,523	$11,422

Funded status of the plan (underfunded)	$(5,359)	$(4,062)	$(19,200)	$(15,805)
Unrecognized net actuarial loss (gain)	(1,161)	4,459	—	(8,120)
Unrecognized prior service cost	—	6	—	(2,001)

Net amount recognized	$(6,520)	$403	$(19,200)	$(25,926)

Amounts recognized in the balance sheets:
Accrued benefits	$(6,520)	$(4,062)
Intangible asset	—	6
Accumulated other comprehensive loss	—	4,459

Net amount recognized	$(6,520)	$403

Weighted-average assumptions as of December 31:
Discount rate	6.25%	7.00%	6.25%	7.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

        The defined benefit pension plan's weighted-average asset allocations at December 31, 2003 and December 31, 2002, by asset category are as follows:

	2003	2002
Equity Securities	68.72%	67.21%
Debt Securities	24.40%	24.68%
Insurance Contracts	6.73%	8.11%
Other	0.15%	0.00%

Total	100.00%	100.00%

        The assets of the defined benefit pension plan are invested in a manner consistent with the Fiduciary standards of the Employee Retirement Income Security Act of 1974 (ERISA); namely, a) the safeguards and diversity to which a prudent investor would adhere must be present and b) all transactions undertaken on behalf of the fund must be for the sole benefit of plan participants and their beneficiaries. The following is a summary of the investment guidelines and strategies:

        Investment Horizon    The investment strategy is based on a rolling time horizon of three to five years.

        Objective    The investment objective is to obtain the highest possible return commensurate with the level of assumed risk.

        Asset Types    The pension fund is managed utilizing the following classes of assets: equities and their equivalents, fixed income securities, and cash and equivalents.

        Asset Mix    The following represents the mid-point mix of the asset types described:

Equities
Large Capitalization Equities	33%
Mid Capitalization Equities	15%
International Equities	10%
Emerging Markets (International)	5%
Fixed Income
Core Bonds	27%
High Yield Bonds	10%

Total	100%

        Cash and cash equivalents are used as appropriate for plan liquidity needs.

        Investment Management    The limits for equity/fixed income emphasis (at market value) are:

	Minimum	Mid-Point	Maximum
Large Capitalization Equities	23%	33%	43%
Mid Capitalization Equities	10%	15%	20%
International Equities	10%	10%	10%
Emerging Markets (International)	5%	5%	5%
Fixed Income	22%	37%	52%

        The expected long term rate of return on plan assets is 8%. In setting this rate, the Company considered the historical returns of the plan's fund, anticipated future market conditions including inflation, and the target asset allocation of the plan's portfolio.

        The Company expects to contribute approximately $1,300 in required payments to the plan for the year ending December 31, 2004. It is not expected that any discretionary contributions or non-cash contributions will be made.

        Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits
	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Components of the net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	665	437	1,040	1,022
Expected return on plan assets	(529)	(366)	(1,108)	(1,232)
Recognized (gain) loss	—	116	—	(8)
Prior service cost recognized	—	7	23	23

Benefit cost (credit)	$136	$194	$(45)	$(195)

	Other Postretirement Benefits
	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Components of the net periodic benefit cost:
Service cost	$597	$370	$789	$877
Interest cost	891	421	1,077	992
Expected return on plan assets	—	—	—	—
Recognized (gain) loss	—	(195)	(521)	(551)
Prior service cost recognized	—	(80)	(193)	(193)

Benefit cost (credit)	$1,488	$516	$1,152	$1,125

        The assumed medical cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.0% and 7.5% for the seven months ended December 31, 2003 and the five months ended May 31, 2003 respectively, declining gradually to 6.0% in 2013. The assumed medical cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.5% in 2002 and 8% in 2001. The assumed dental cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.0% for all periods.

        A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components for the five months ended May 31, 2003	$156	$(124)
Effect on total of service and interest cost components for the seven months ended December 31, 2003	$238	$(189)
Effect on postretirement benefit obligation as of December 31, 2003	$3,122	$(2,513)

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued, which could require a change to previously reported information.

14. Segment Information

        Although our operations are comprised of several product lines and operating locations, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis and accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the United States, Europe and Australia/Asia.

        Summarized financial information concerning our geographic segments is shown in the following table.

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In thousands)
Net Sales
United States	$144,078	$101,025	$263,778	$293,837
Europe	36,976	26,235	50,193	45,874
Australia / Asia	36,964	21,243	46,308	44,468
All other international	36,401	23,507	53,343	54,045

	$254,419	$172,010	$413,622	$438,224

	Reorganized Company	Predecessor Company
	December 31, 2003	December 31, 2002
	(In thousands)
Identifiable assets
United States	$36,899	$36,382
Europe	16,159	13,539
Australia / Asia	11,837	15,808
All other international	11,300	10,550
Corporate	221,503	15,687

	$297,698	$91,966

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

	Reorganized Company	Predecessor Company
	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Gas apparatus	$93,311	$62,713	$157,716	$170,634
Arc welding equipment	46,813	30,361	68,167	73,615
Arc welding consumables	74,646	51,552	122,995	124,446
Plasma and automated cutting equipment	35,981	25,296	60,040	64,081
All other	3,668	2,088	4,704	5,448

	$254,419	$172,010	$413,622	$438,224

15. Contingencies

        The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

16. Financial Instruments

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

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

Fair Value

        The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

        Cash and cash equivalents:    The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

        Accounts receivable and accounts payable:    The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

        Long-term debt:    The fair values of the obligations outstanding under the Working Capital Facility, the Senior Notes Facility, and other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

17. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

	Predecessor Company		Reorganized Company
	2003
	Three Months Ended March 31(1)	Two Months Ended May 31(1)	One Month Ended June 30(1)	Three Months Ended September 30	Three Months Ended December 31
Net sales	$100,454	$71,556	$36,238	$106,688	$111,493
Gross profit	35,901	24,773	11,880	33,458	26,126
Operating income (loss)	9,486	5,971	2,624	3,361	(9,554)
Net income(loss) applicable to common shares	1,190	567,773	806	(3,356)	(15,001	)(2)
Basic and diluted net income(loss) per share applicable to common shares	0.33	158.14	0.06	(0.25)	(1.13)
	Predecessor Company
	2002 Three Months Ended
	March 31	June 30	September 30(1)	December 31(1)
Net sales	$102,687	$108,076	$98,433	$104,426
Gross profit	35,138	40,232	36,512	34,809
Operating income	7,793	11,292	10,353	8,373
Net income(loss) applicable to common shares	(2,751)	(506)	(606)	(12,092	)(3)
Basic and diluted net income(loss) per share applicable to common shares	(0.77)	(0.14)	(0.17)	(3.36)

(1)
Amounts shown for net sales include the reclassification as described in Note 2.

(2)
The net loss for the fourth quarter of 2003 includes the following items:

•
A $4.4 million write-down of excess inventory reflecting the Company's change in management during the fourth quarter and the decision to reduce working capital requirements and liquidate inventory at a more rapid pace.

  •
  A $2.7 million charge to increase the product warranty reserve reflecting the change in the Company's estimate of the total warranty costs that may be incurred related to products sold prior to December 31, 2003.

  •
  A $1.8 million charge to increase the allowance for doubtful accounts in recognition of the bankruptcy of one of the Company's customers and deteriorated aging in other accounts.

  •
  A charge of $0.9 million related to a change in senior management in the fourth quarter and costs of $1.5 million related to the relocation and consolidation of certain U.S. manufacturing facilities.

(3)
The net loss for the fourth quarter of 2002 includes $14.3 million of reorganization items including a $13.8 million charge to write-off deferred financing costs associated with pre-petition debt.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
	By:	/s/ JAMES H. TATE James H. Tate Senior Vice President and Chief Financial Officer
Date: March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PAUL D. MELNUK Paul D. Melnuk	Director, Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/s/ JAMES H. TATE James H. Tate	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ ANDREW L. BERGER Andrew L. Berger	Director	March 15, 2004
/s/ JAMES B. GAMACHE James B. Gamache	Director	March 15, 2004
/s/ MARNIE S. GORDON Marnie S. Gordon	Director	March 15, 2004
/s/ JOHN G. JOHNSON, JR. John G. Johnson, Jr.	Director	March 15, 2004
/s/ BRADLEY G. PATTELLI Bradley G. Pattelli	Director	March 15, 2004
Karl R. Wyss	Director	March 15, 2004

INDEX TO EXHIBITS

Exhibit No.		Exhibit
2.1	—	Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury Acquisition Corporation.(1)
2.2	—	Amendment No. 1 to Agreement and Plan of Merger between Thermadyne Holdings Corporation and Mercury Acquisition Corporation.(2)
2.3	—	Certificate of Merger of Mercury Acquisition Corporation with and into Thermadyne Holdings Corporation.(3)
2.4	—	First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors' First Amended and Restated Join Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc.(3)
2.5	—	First Amended and Restated Plan of Reorganization dated January 17, 2003.(4)
2.6	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court.(4)
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003. (5)
3.2	—	Amended and Restated Bylaws of the Company dated as of May 23, 2003.(5)
4.1	—	Credit Agreement dated as of May 23, 2003 among the Company, as a guarantor thereunder, Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger.(6)
4.2	—	Credit and Guaranty Agreement dated as of May 23, 2003 among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent.(6)
4.3	—	Registration Rights Agreement dated as of May 23, 2003 by and between the Company and Angelo Gordon & Co., L.P., on behalf of certain managed funds and accounts.(5)
4.4	—	Class A Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(5)
4.5	—	Class B Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(5)
4.6	—	Class C Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(5)
4.7	—	Amended and Restated Credit Agreement dated as of February 5, 2004 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., PROtip Corporation and Thermadyne International Corp., as borrowers, the Company and other parties referred to therein as credit parties, the lenders signatory thereto from time to, and General Electric Capital Corporation as agent and lender and GECC Capital Markets Group, Inc, as lead arranger.*
4.8	—	Purchase Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the several purchasers referred to therein.*

4.9		—	Registration Rights Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the initial purchasers referred to therein.*
4.10		—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.*
10.1		—	Omnibus Agreement, dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company.(7)
10.2		—	Escrow Agreement, dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc.(7)
10.3		—	Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse Investment Company and Tweco Products, Inc., as amended by First Amendment to Amended and Restated Industrial Real Property Lease dated as of January 20, 1989.(7)
10.4		—	Schedule of substantially identical lease agreements.(7)
10.5		—	Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company.(7)
10.6		—	Schedule of substantially identical lease guaranties(7)
10.7		—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc.(7)
10.8	†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Osvaldo Ricci.(8)
10.9	†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Michael E. Mahoney.(8)
10.10	†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Robert D. Maddox.(8)
10.11	†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and Karl R. Wyss.(8)
10.12	†	—	Amended and Restated Executive Employment Agreement dated June 13, 2002 between Thermadyne Holdings Corporation and James H. Tate.(8)
10.13		—	Third Amendment and Forbearance Agreement dated as of May 24, 2001 by and among Thermadyne Holdings Corporation, and certain of its subsidiaries, the Lenders party thereto and ABN AMRO Bank, N.V., as agent for the Lenders, as Supplemented by that certain letter agreement dated as of July 24, 2001, but effective as of July 31, 2001 by and among Thermadyne Holdings Corporation, certain of its Subsidiaries and ABN AMRO Bank, N.V., as agent for the Lenders.(9)
10.14			Thermadyne Holdings Corporation Non-Employee Director's Stock Option Agreement.(10)
10.15		—	Thermadyne Holdings Corporation Non-Employee Directors' Deferred Stock Compensation Plan*
21.1		—	Subsidiaries of Thermadyne Holdings Corporation.*
31.1			Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2			Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

†
Indicates a management contract or compensatory plan or arrangement.

*
Filed herewith.

(1)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 21, 1998.

(2)
Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2003.

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(6)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 3, 2003.

(7)
Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(9)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

QuickLinks

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors, Executive Officers and Senior Managers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
THERMADYNE HOLDINGS CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
THERMADYNE HOLDINGS CORPORATION CONSOLIDATED BALANCE SHEETS
THERMADYNE HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
THERMADYNE HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
THERMADYNE HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
THERMADYNE HOLDINGS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share data)
SIGNATURES
INDEX TO EXHIBITS