Form 10-Q
period 2004-05-05
THERMADYNE HOLDINGS CORP /DE
filed 2004-05-10
CIK 850660

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to

Commission file number       0-23378

Thermadyne Holdings Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2482571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16052 Swingley Ridge Road, Suite 300, Chesterfield, MO	63017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code            (636) 728-3000

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒     No     ☐

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒     No     ☐

Indicate by ☒ whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     ☒     No     ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 30, 2004 was 13,300,000.

THERMADYNE HOLDINGS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Reorganized Company	Reorganized Company
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,580	$16,784
Accounts receivable, less allowance for doubtful accounts of $6,739 and $6,443, respectively	91,737	84,079
Inventories	108,103	100,070
Prepaid expenses and other	11,840	10,846
Total current assets	223,260	211,779
Property, plant and equipment, net	81,023	82,520
Goodwill	135,868	135,868
Intangibles, net	77,177	77,904
Other assets	6,772	1,406
Total assets	$524,100	$509,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$37,217	$36,182
Accrued and other liabilities	33,578	36,465
Accrued interest	2,519	307
Income taxes payable	4,178	3,623
Working capital facility	13,284	12,860
Current maturities of long-term obligations	7,088	15,114
Total current liabilities	97,864	104,551
Long-term obligations, less current maturities	214,778	190,404
Other long-term liabilities	41,840	42,287
Shareholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized, and 13,300,000 shares issued and outstanding	133	133
Additional paid-in capital	183,267	183,267
Accumulated deficit	(18,580)	(17,551)
Accumulated other comprehensive income	4,798	6,386
Total shareholders’ equity	169,618	172,235
Total liabilities and shareholders’ equity	$524,100	$509,477

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net sales	$118,731	$100,454
Operating expenses:
Cost of goods sold	80,125	64,553
Selling, general and administrative expenses	32,182	25,922
Amortization of intangibles	1,112	205
Net periodic postretirement benefits	687	288
Operating income	4,625	9,486
Other income (expense):
Interest (contractual interest of $17,917 for the three months ended March 31, 2003)	(4,771)	(5,242)
Amortization of deferred financing costs	(220)	—
Other, net	264	90
Income (loss) before reorganization items and income tax provision	(102)	4,334
Reorganization items	—	2,206
Income (loss) before income tax provision	(102)	2,128
Income tax provision	927	938
Net income (loss)	$(1,029)	$1,190

Basic and diluted income (loss) per share applicable to common shares:	$(0.08)	$0.33

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Cash flows from operating activities:
Net income (loss)	$(1,029)	$1,190
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net periodic postretirement benefits	687	288
Depreciation	5,214	3,557
Amortization of intangibles	1,112	205
Amortization of deferred financing costs	220	—
Changes in operating assets and liabilities:
Accounts receivable	(7,830)	(3,047)
Inventories	(7,782)	(4,367)
Prepaid expenses and other	(1,478)	(1,868)
Accounts payable	1,325	3,845
Accrued and other liabilities	(2,854)	(2,895)
Accrued interest	2,212	—
Income taxes payable	514	757
Other long-term liabilities	(1,021)	(438)
Total adjustments	(9,681)	(3,963)
Net cash used in operating activities	(10,710)	(2,773)
Cash flows from investing activities:
Capital expenditures	(4,038)	(2,263)
Net cash used in investing activities	(4,038)	(2,263)
Cash flows from financing activities:
Net borrowings under revolving credit facility	424	—
Repayment of long-term obligations	(180,000)	(1,130)
Borrowing of long-term obligations	195,989	1,352
Financing fees	(5,175)	—
Other	(1,694)	625
Net cash provided by financing activities	9,544	847
Net decrease in cash and cash equivalents	(5,204)	(4,189)
Cash and cash equivalents at beginning of period	16,784	17,413
Cash and cash equivalents at end of period	$11,580	$13,224

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$2,559	$5,242
Income taxes	416	98

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. On May 23, 2003 (the “Effective Date”), Thermadyne consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and completed a comprehensive financial restructuring (the “Restructuring”). For the purposes of these condensed consolidated financial statements, references to the “Predecessor Company” are references to the Company for periods prior to June 1, 2003 (the first day of the calendar month following the month in which the Company emerged from bankruptcy) and references to the “Reorganized Company” are references to the Company for the periods subsequent to May 31, 2003. The principal elements of the Restructuring and the principal effects of its consummation pursuant to the plan of reorganization are described in “Plan of Reorganization” and in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

2.                                      Recent Events

Plan of Reorganization

The Company’s emergence from Chapter 11 bankruptcy proceedings on May 23, 2003 resulted in a new reporting entity and adoption of “fresh-start” accounting as required by the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Pursuant to such principles, the Company’s assets and liabilities were revalued as of June 1, 2003.  The assets were stated at their reorganization value (the “Reorganization Value”), which is defined as the fair value of the Company’s assets before considering liabilities.

As a result of the application of SOP 90-7, the Company’s financial results for the quarter ended March 31, 2004 and for the quarter ended March 31, 2003 include two different bases of accounting and accordingly, the Reorganized Company’s financial statements are not comparable to the Predecessor Company’s financial statements.

For the three-month period ended March 31, 2003, reorganization items totaled approximately $2,206 and included $2,000 of professional fees and expenses and $206 of other reorganization costs.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not affect net income (loss).  Additionally, certain intercompany sales transactions, which were inadvertently misclassified as trade sales, have been reclassified.  This reclassification of sales was offset by a corresponding change in the cost of goods sold and had no effect on the Company’s financial condition, changes in financial condition and results of operations including no effect on reported operating income, net income or net income per common share.  A summary of these reclassifications for the quarter ended March 31, 2003 is as follows:

Predecessor Company
Three Months Ended March 31, 2003
Net sales as reported	$100,991
Reclassification	(537)
Net sales as adjusted	$100,454

Cost of goods sold as reported	$65,090
Reclassification	(537)
Cost of goods sold as adjusted	$64,553

Operating income as reported	$9,486

3.                                      Significant Accounting Policies

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the three months ended March 31, 2004 and 2003, the Company recorded $602 and $775 of warranty expense, respectively, through cost of goods sold and made payments related to warranty of $786 and $782, respectively. As of March 31, 2004, the warranty accrual totaled $3,821.

Earnings Per Share. The following table sets forth the information used in the computation of basic and diluted income (loss) per share for the periods indicated.

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Numerator:
Net income (loss) applicable to common shares	$(1,029)	$1,190

Denominator:
Weighted average shares-basic and diluted	13,300,000	3,590,286

Basic and diluted income (loss) per share amounts:
Net income (loss) applicable to common shares	$(0.08)	$0.33

Derivative Instruments. The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, (“SFAS No. 133”) which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company does not use derivative instruments for trading or speculative purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the hedge is effective. Should it be determined that the hedge is not effective as a hedge, the Company would discontinue the hedge accounting prospectively.

4.                                      Comprehensive Income (Loss)

Comprehensive income (loss) totaled ($2,617) and $3,061 for the three months ended March 31, 2004 and 2003, respectively.

5.                                      Inventories

The composition of inventories was as follows:

	March 31, 2004	December 31, 2003

Raw materials	$18,918	$21,218
Work-in-process	33,882	28,906
Finished Goods	55,585	50,228
108,385	108,385	100,352
LIFO reserve	(282)	(282)
	$108,103	$100,070

6.                                      Intangible Assets

The composition of intangibles was as follows:

	March 31, 2004	December 31, 2003

Goodwill	$135,868	$135,868
Patents and Customer Relationships	47,789	47,404
Trademarks	33,353	33,353
	217,010	216,625
Accumulated amortization	(3,965)	(2,853)
	$213,045	$213,772

Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years.  Goodwill and trademarks are not amortized, but are periodically evaluated for impairment.  Amortization expense amounted to $1,112 and $205 for the three months ended March 31, 2004 and 2003, respectively.  Amortization expense is expected to be approximately $4,000 for each of the next five fiscal years.

7.                                      Long-Term Obligations

Senior Subordinated Notes

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20,000 of borrowings under a new term loan (the “New Term Loan”) added through an amendment and restatement to the Company’s GECC credit agreement (the “New Credit Agreement”), were used to repay all outstanding borrowings under the existing $180,000 senior term note facility and to reduce amounts outstanding under the Company’s revolving credit facility. The notes were offered in reliance upon an exemption from registration under the Securities Act of 1933 for an offer and sale of securities that does not involve a public offering. In May the Company registered, under the Securities Act of 1933, notes with terms identical to the Senior Subordinated Notes in regards to an exchange offer.  The Company expects to complete the exchange offer by the end of the second quarter.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9.25% per annum and will be payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2004.

New Credit Agreement

The New Credit Agreement consists of the New Term Loan and a $50,000 revolving credit facility (the “Working Capital Facility”).  Up to $20,000 of the Working Capital Facility may be used for letters of credit.  Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA.  The New Credit Agreement defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries plus 65% of the EBITDA of the Company’s Canadian subsidiaries.  EBITDA is defined in the New Credit Agreement as net income less income tax credits, interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, the accrual net of any payments in cash related to net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $5,000 in the aggregate, the non-cash portion of any expense or loss attributable to any interest rate agreement or arrangement permitted under the New Credit Agreement prior to the termination or expiration of such agreement or arrangement, and $8,900 of non-cash reserves recorded at December 31, 2003 related to the implementation of a revised reserve methodology for inventory and accounts receivable and recognition of an additional accrual for warranty obligations. Availability under the Working Capital Facility may also be limited if the Company fails to meet certain levels of Adjusted EBITDA. Borrowings under the New Term Loan and the Working Capital Facility accrue interest, at the Company’s option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate (“LIBOR”) plus 3.25%, in the case of LIBOR loans. Unused portions of the Working Capital Facility are charged 75 basis points as of March 31, 2004. The New Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries.  The New Credit Agreement contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions.  As of March 31, 2004, the Company had outstanding borrowings of $13,284 and issued letters of credit totaling $11,007 under the Working Capital Facility.  The Company had availability of $25,709 under the Working Capital Facility at March 31, 2004. The Working Capital Facility terminates on May 23, 2006.  The New Term Loan matures on December 31, 2008 and requires quarterly principal payments totaling $4,000 in 2005, $5,000 in 2006, $5,000 in 2007 and $6,000 in 2008.

Senior Term Notes

The Senior Term Notes accrued interest, in the case of Eurodollar loans at LIBOR plus a margin ranging from 3.0% to 7.5%, and in the case of base rate loans at the prime rate plus a margin ranging from 2.0% to 6.5%.  The interest margin applicable to the Eurodollar and base rate loans varied depending on the level of indebtedness and the time elapsed from the Effective Date. The Senior Term Notes were repaid in February 2004.

8.                                      Derivative Instrument

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. Under the terms of the interest rate swap contract, which has a notional amount of $50,000, the Company receives interest at a fixed rate of 9¼% and pays interest at a variable rate equal to LIBOR plus a spread of 442 basis points. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR rate for each semi-annual reset date is determined in arrears.

The Company has designated the swap as a fair value hedge of its fixed rate debt. The terms of the interest rate swap contract and hedged item are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133. Hedge ineffectiveness, as determined in accordance with SFAS No. 133, had no impact on results of operations for the three months ended March 31, 2004.

In accordance with SFAS No. 133, as of March 31, 2004, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment was recorded as an increase to Long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in Other assets. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.

9.                                      Stock Options

In August 2003, the Company awarded stock option grants to non-employee directors.  Stock option grants are recorded under the recognition and measurement principles of Accounting Principles Board Opinion No. 25—”Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no stock-based compensation cost is reflected in operating results. Pro forma information regarding net operating results and per share results is required by Statement of Financial Accounting Standards No. 123—”Accounting for Stock-Based Compensation” (“SFAS No. 123”), which also requires that the information be determined as if stock options were granted under the fair value method of that statement. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.7%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.54, and a weighted-average expected life of the options of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The following table illustrates the effect on net loss and loss per share if the fair value expense recognition requirements of SFAS No. 123 had been applied to all stock options granted under the plans.

Reorganized Company
Three Months Ended March 31, 2004
Net loss, as reported	$(1,029)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(155)
Pro forma net loss	$(1,184)

Basic and diluted loss per share
As reported	$(0.08)

Pro forma	$(0.09)

10.                               Income Taxes

The Company’s tax provision relates primarily to its foreign subsidiaries.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

11.                               Employee Benefit Plans

401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution.

Pension Plans. The Company’s subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.

The Company’s Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. The prepaid benefit cost is not included in the balance sheet, as the Company has no legal right to amounts included in this fund.

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

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Reorganized Company	Predecessor Company	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Components of the net periodic benefit cost:
Service Cost	$—	$—	$297	$222
Interest Cost	299	262	374	231
Expected return on plan assets	(274)	(220)	—	—
Recognized (gain) loss	—	70	16	(117)
Prior service cost recognized	—	4	—	(48)
Net periodic benefit cost	$25	$116	$687	$288

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1,300 to its pension plan in 2004. As of March 31, 2004, $236 has been contributed.  The Company presently anticipates contributing an additional $907 to fund its pension plan in 2004.  The expected contribution for 2004 has been revised to reflect the provisions of the Pension Funding Equity Act of 2004.

12.                               Segment Information

Although the Company’s operations are comprised of several product lines and operating locations, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis and accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the United States, Europe and Australia/Asia.

Summarized financial information concerning the Company’s geographic segments is shown in the following table.

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net Sales
United States	$70,904	$60,385
Europe	16,757	15,295
Australia / Asia	16,312	11,960
All other international	14,758	12,814
	$118,731	$100,454

	Reorganized Company	Reorganized Company
	March 31, 2004	December 31, 2003
Indentifiable assets
United States	$262,714	$258,402
Europe	15,393	16,159
Australia / Asia	11,450	11,837
All other international	11,283	11,300
	$300,840	$297,698

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company’s key product lines:

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Gas apparatus	$43,981	$37,004
Arc welding equipment	19,823	17,651
Arc welding consumables	35,723	29,651
Plasma and automated cutting equipment	18,298	14,812
All other	906	1,336
	$118,731	$100,454

13.          Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014. The Company’s domestic, wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. Additionally, consolidating financial statement information prior to the reorganization date was omitted because management has determined such information is not comparable to the Reorganized Company. This information was prepared on the same basis as the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(220)	$11,800	$—	$11,580
Accounts receivable, net	—	39,567	52,170	—	91,737
Inventories	—	57,585	50,518	—	108,103
Prepaid expenses and other	—	6,876	4,964	—	11,840
Total current assets	—	103,808	119,452	—	223,260
Property, plant and equipment, net	—	43,046	37,977	—	81,023
Goodwill	—	135,868	—	—	135,868
Intangibles, net	—	65,666	11,511	—	77,177
Other assets	4,978	1,645	149	—	6,772
Investment in and advances to subsidiaries	179,989	—	—	(179,989)	—
Total assets	$184,967	$350,033	$169,089	$(179,989)	$524,100

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$13,138	$24,079	$—	$37,217
Accrued and other liabilities	—	24,498	9,080	—	33,578
Accrued interest	2,328	191	—	—	2,519
Income taxes payable	—	889	3,289	—	4,178
Working capital facility	—	13,284	—	—	13,284
Current maturities of long-term obligations	—	2,260	4,828	—	7,088
Total current liabilities	2,328	54,260	41,276	—	97,864
Long-term obligations, less current maturities	175,463	31,706	7,609	—	214,778
Other long-term liabilities	—	34,637	7,203	—	41,840
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,267	—	—	—	183,267
Retained earnings (deficit)	(18,580)	(11,509)	3,027	8,482	(18,580)
Accumulated other comprehensive income (loss)	4,798	11,188	(5,730)	(5,458)	4,798
Total shareholders’ equity (deficit)	169,618	(321)	(2,703)	3,024	169,618
Advances to / from subsidiaries	(162,442)	229,751	115,704	(183,013)	—
Total liabilities and shareholders’ equity (deficit)
	$184,967	$350,033	$169,089	$(179,989)	$524,100

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$609	$16,175	$—	$16,784
Accounts receivable, net	—	31,947	52,132	—	84,079
Inventories	—	53,162	46,908	—	100,070
Prepaid expenses and other	—	5,941	4,905	—	10,846
Total current assets	—	91,659	120,120	—	211,779
Property, plant and equipment, net	—	43,222	39,298	—	82,520
Goodwill	—	135,868	—	—	135,868
Intangibles, net	—	66,593	11,311	—	77,904
Other assets	—	1,205	201	—	1,406
Investment in and advances to subsidiaries	179,019	—	—	(179,019)	—
Total assets	$179,019	$338,547	$170,930	$(179,019)	$509,477

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$10,799	$25,383	$—	$36,182
Accrued and other liabilities	—	27,751	8,714	—	36,465
Accrued interest	—	307	—	—	307
Income taxes payable	—	1,030	2,593	—	3,623
Working capital facility	—	12,860	—	—	12,860
Current maturities of long-term obligations	7,500	944	6,670	—	15,114
Total current liabilities	7,500	53,691	43,360	—	104,551
Long-term obligations, less current maturities	172,500	12,567	5,337	—	190,404
Other long-term liabilities	—	34,332	7,955	—	42,287
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,267	—	—	—	183,267
Retained earnings (deficit)	(17,551)	(12,873)	1,790	(6,386)	(35,020)
Accumulated other comprehensive income (loss)	6,386	11,406	(5,020)	11,083	23,855
Total shareholders’ equity (deficit)	172,235	(1,467)	(3,230)	4,697	172,235
Net equity and advances to / from subsidiaries	(173,216)	239,424	117,508	(183,716)	—

Total liabilities and shareholders’ equity (deficit)	$179,019	$338,547	$170,930	$(179,019)	$509,477

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$84,115	$52,973	$(18,357)	$118,731
Operating expenses:
Cost of goods sold	—	57,357	41,082	(18,314)	80,125
Selling, general and administrative expenses	—	22,441	9,741	—	32,182
Amortization of intangibles	—	926	186	—	1,112
Net periodic postretirement benefits	—	687	—	—	687
Operating income (loss)	—	2,704	1,964	(43)	4,625
Other income (expense)
Interest	(3,513)	(915)	(343)	—	(4,771)
Amortization of deferred financing costs	(74)	(146)	—	—	(220)
Equity in net income (loss) of subsidiaries	2,558	—	—	(2,558)	—
Other , net	—	(269)	533	—	264
Income (loss) before income tax provision	(1,029)	1,374	2,154	(2,601)	(102)
Income tax provision	—	10	917	—	927
Net income (loss)	$(1,029)	$1,364	$1,237	$(2,601)	$(1,029)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(955)	$(5,734)	$(1,420)	$(2,601)	$(10,710)
Cash flows from investing activities:
Capital expenditures	—	(3,169)	(869)	—	(4,038)
Net cash used in investing activities	—	(3,169)	(869)	—	(4,038)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	424	—	—	424
Net (repayments) borrowings of long-term obligations	(5,000)	20,455	534	—	15,989
Changes in net equity and advances to / from subsidiaries	5,955	(7,630)	(926)	2,601	—
Financing fees and other	—	(5,175)	(1,694)	—	(6,869)
Net cash provided (used in) financing activities	955	8,074	(2,086)	2,601	9,544

Net decrease in cash and cash equivalents	—	(829)	(4,375)	—	(5,204)
Cash and cash equivalents at beginning of period	—	609	16,175	—	16,784
Cash and cash equivalents at end of period	$—	$(220)	$11,800	$—	$11,580

14.          Selling, General and Administrative Expenses

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities.  During the three months ended March 31, 2004 and 2003 the Company incurred costs of $2,577 and $99, respectively, which were included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  Of the amount recorded in the first quarter of 2004, $270 related to severance costs for approximately 50 employees.  The Company also recorded $2,307 related to incentive bonuses, employee relocation costs, costs to relocate equipment, and other expenses associated with the relocation and consolidation of these facilities.  As of March 31, 2004 a liability of approximately $1,236 is recorded in the accompanying condensed consolidated balance sheet for severance costs and incentive bonuses earned but not paid.  Through March 31, 2004, the Company has incurred cumulative costs of approximately $5,160 in connection with these activities.  Currently, the Company expects to complete these activities in the third quarter of 2004 with additional costs of approximately $5,200 to be incurred.

Selling, general and administrative expenses for the three months ended March 31, 2003 also includes $277 of costs incurred related to an information technology project.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication, and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and we have well established and widely recognized brands.

On January 17, 2003, our Predecessor Company and certain of its subsidiaries filed with the United States Bankruptcy Court for the Eastern District of Missouri (the Court) the First Amended and Restated Joint Plan of Reorganization (the “Plan”) and the First Amended and Restated Disclosure Statement describing the Plan (the “Disclosure Statement”).  The Plan and the Disclosure Statement were filed with the SEC on Form 8-K on February 7, 2003.  On April 3, 2003, the Court confirmed the Plan.  The Plan was consummated on May 23, 2003 (the “Effective Date”) as all conditions necessary for the Plan to become effective were satisfied or waived, and we emerged from Chapter 11 bankruptcy protection.

Effective June 1, 2003, we adopted the principles of “fresh-start” accounting pursuant to which our assets were recorded at their reorganization value, which is defined as the fair value of the assets of the reorganized company.  As part of our fresh-start revaluation, we also recorded significant goodwill (reorganization value in excess of identifiable assets).  In addition, as part of the reorganization, we significantly reduced our long-term debt and eliminated our preferred stock.  As a result of the foregoing, our financial data for the three months ended March 31, 2003, as presented in the condensed consolidated financial statements, is not comparable to prior periods.

Overview

The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements.  Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales for the three-month period ended March 31, 2004 were $118.7 million, which was an 18.2% increase over net sales of $100.5 million for the same three-month period in 2003.  Domestic sales were $66.7 million for the first quarter of 2004, compared to $55.7 million for the same period last year, which is an increase of 19.7%.  The increase in the domestic sales was driven primarily by a stronger industrial economy in the U.S.  International sales were $52.0 million for the three months ended March 31, 2004 compared to $44.8 million for the first quarter of 2003, or an increase of 16.1%.  A weaker U.S. dollar was the primary reason for the sales increase for the quarter.  Excluding the increase in sales resulting from changes in foreign currency, our international sales would have been down 2.4% compared to the first quarter of 2003.  The overall impact of pricing on our sales for the first quarter in comparison to the same period in 2003 was minimal.

Cost of goods sold for the first quarter of 2004 increased by 3.2 percentage points to 67.5% from 64.3% for the first quarter last year.  The increase relates to additional depreciation expense resulting from fresh-start accounting of 0.8 percentage points, higher material costs of 1.2 percentage points related to price increases for base metals such as copper, brass, and steel used in many of the Company’s products as well as higher prices for purchased components and finished goods, and higher distributor rebate allowances of 0.4 percentage points.  Also contributing to the increase in cost of goods sold was additional inventory reserves related to our build in inventory of 0.4 percentage points, and higher overhead spending for supplies, repairs and maintenance, overtime and utilities related to the increase in production of 0.4 percentage points.  The effect of translating the local currency results of our international business units into U.S. dollars, which does not affect cost of goods sold expressed as a percentage of sales, resulted in an increase in cost of goods sold of approximately $5.9 million for the three months ended March 31, 2004.

Selling, general and administrative expenses were $32.2 million for the three-month period ended March 31, 2004, or 24.1% more than the same three-month period in 2003.  As a percentage of sales, selling, general and administrative expenses were 27.1% for the quarter ended March 31, 2004, versus 25.8% for the three months ended March 31, 2003.  Selling, general and administrative expenses increased in the first quarter of 2004 as compared to the same period in 2003 partly as a result of changes in foreign currency. The three-month period ended March 31, 2004 included increases in selling, general and administrative expenses of $1.6 million as a result of changes in foreign currency rates. Also contributing to the higher selling, general and administrative expenses was increased spending associated with our restructuring of certain domestic manufacturing facilities. During the three-month period ended March 31, 2004 we incurred costs of $2.6 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $0.1 million incurred in the same period in 2003.  Selling, general and administrative expenses for the first quarter of 2003 includes $0.2 million related to an information technology project.  The remaining increase in selling, general and administrative expenses in the first quarter of 2004 compared to the first quarter of 2003 relates primarily to expenses that fluctuate with sales such as commissions.

Reorganization items for the three-month period ended March 31, 2003 consisted of $2.0 million of professional fees and expenses, and $0.2 million of other reorganization costs.

Interest expense for the first quarter of 2004 was $4.8 million, which compares to $5.2 million for the first quarter of 2003.  The difference results primarily from a reduction in long-term debt.

An income tax provision of $0.9 million was recorded on a pretax loss of $0.1 million for the three months ended March 31, 2004.  An income tax provision of $0.9 million was recorded on a pretax income of $2.1 million for the quarter ended March 31, 2003.  The income tax provision for both periods primarily relates to income generated in certain foreign jurisdictions, and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities used $10.7 million of cash during the first three months of 2004, compared to $2.8 million of cash used during the same time period in 2003. Operating assets and liabilities used $16.9 million of cash during the three-month period ended March 31, 2004, compared to $8.0 million of cash used in the first quarter of 2003.  Accounts receivable used $7.8 million during the three months ended March 31, 2004, compared to $3.0 million used during the same period in 2003. The increase in accounts receivable during the three months ended March 31, 2004 resulted from higher sales. Inventory used $7.8 million of cash through the first three months of 2004, as compared to a $4.4 million use of cash in the same three-month period last year.  The increase in inventory during the first quarter of 2004 resulted primarily from a provisional increase in safety stock levels at two of our U.S. production facilities that we are in the process of consolidating, and a temporary increase in stock levels as part of our initiative to improve fill-rates.  Accounts payable provided $1.3 million of cash in the first quarter of 2004, which compares to cash provided of $3.8 million in the same period in 2003.  Accrued liabilities used $2.9 million of cash in both the first quarter of 2004 and the comparable quarter in 2003.  Included in the $2.9 million of cash used in the first quarter of 2004 was approximately $2.2 million paid to our unsecured creditors.  Our reorganization plan called for a total of $7.5 million to be paid to the unsecured creditors, of which $3.6 million has been paid as of March 31, 2004.  We anticipate the majority of the remaining amount owed to the unsecured creditors will be paid prior to the end of the year.  Accrued interest increased $2.2 million in the first quarter of 2004 and relates primarily to our senior subordinated notes.

Capital expenditures were $4.0 million during the three months ended March 31, 2004, which is $1.8 million more than was spent during the same period last year.

Financing activities provided $9.5 million of cash during the first quarter of 2004 compared to cash provided of $0.8 million during the same period last year.  Net borrowings were $16.4 million for the three months ended March 31, 2004 compared to $0.2 million for the same quarter last year.  The increase in borrowings was used to pay approximately $5.2 million of fees associated with the refinancing completed in February 2004 and to fund operating activities.

Liquidity

Our principal uses of cash will be capital expenditures, working capital and debt service requirements under the Senior Subordinated Notes, the Working Capital Facility and the New Term Loan described below.  We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Working Capital Facility.

Senior Subordinated Notes

On February 5, 2004, we completed a private placement of $175.0 million in aggregate principal of 9¼% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20.0 million of borrowings under a new term loan (the “New Term Loan”) added through an amendment and restatement to the our GECC credit agreement (the “New Credit Agreement”), were used to repay all outstanding borrowings under the existing $180.0 million senior term loan facility and to reduce amounts outstanding under the New Credit Agreement. The notes were offered in reliance upon an exemption from registration under the Securities Act of 1933 for an offer and sale of securities that does not involve a public offering. In May we registered, under the Securities Act of 1933, notes with terms identical to the Senior Subordinated Notes in regards to an exchange offer.  We expect to complete the exchange offer by the end of the second quarter.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9.25% per annum and will be payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2004.

New Credit Agreement

The New Credit Agreement consists of the New Term Loan and a $50 million revolving credit facility (the “Working Capital Facility”).  Up to $20 million of the Working Capital Facility may be used for letters of credit.  Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA.  The New Credit Agreement defines Adjusted EBITDA as 100% of the EBITDA for us and our domestic subsidiaries plus 65% of the EBITDA of our Canadian subsidiaries.  EBITDA is defined in the New Credit Agreement as net income less income tax credits, interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, the accrual net of any payments in cash related to net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $5.0 million in the aggregate, the non-cash portion of any expense or loss attributable to any interest rate agreement or arrangement permitted under the New Credit Agreement prior to the termination or expiration of such agreement or arrangement, and $8.9 million of non-cash reserves recorded at December 31, 2003 related to the implementation of a revised reserve methodology for inventory and accounts receivable and implementation of an additional accrual for warranty obligations. Availability under the Working Capital Facility may also be limited if we fail to meet certain levels of Adjusted EBITDA. Borrowings under the New Term Loan and the Working Capital Facility accrue interest, at our option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate (“LIBOR”) plus 3.25%, in the case of LIBOR loans. Unused portions of the Working Capital Facility are charged 75 basis points as of March 31, 2004. The New Credit Agreement is secured by substantially all of the assets of our domestic subsidiaries, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries.  The New Credit Agreement contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions.  As of March 31, 2004, we had outstanding borrowings of $13.3 million and issued letters of credit totaling $11.0 million under the Working Capital Facility.  We had availability of $25.7 million under the Working Capital Facility at March 31, 2004. The Working Capital Facility terminates on May 23, 2006.  The New Term Loan matures on December 31, 2008 and requires quarterly principal payments totaling $4.0 million in 2005, $5.0 million in 2006, $5.0 million in 2007 and $6.0 million in 2008.

We expect our operating cash flow, together with borrowings under the Working Capital Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and the debt service requirements of the New Credit Agreement and the Senior Subordinated Notes.  However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period.

Payments Due by Period

(Amounts in thousands)

Contractual Obligations	Total	Remaining 2004	2005	2006	2007	2008 and Beyond

Long-term debt	$214,479	$19,016	$4,000	$5,000	$5,000	$181,463
Capital leases	32,638	3,687	4,187	3,327	2,869	18,568
Operating leases	27,804	4,086	4,788	3,931	3,322	11,677
Purchase obligations	26,406	12,704	5,279	4,206	4,200	17
Total	$301,327	$39,493	$18,254	$16,464	$15,391	$211,725

The amounts shown for capital leases include the effective interest expense component, which was $11,967 at March 31, 2004. Our purchase obligations relate primarily to inventory purchase commitments. At March 31, 2004, we had issued letters of credit totaling $11,007 under our Working Capital Facility.

Item 3.  Market Risk

There have been no changes in our exposure to foreign currency risk.  We are exposed to changes in interest rates related to our variable rate debt.  We do not believe that changes in interest rates will have a material effect on our financial condition or results of operations.

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. Under the terms of the interest rate swap contract, which has a notional amount of $50,000, the Company receives interest at a fixed rate of 9¼% and pays interest at a variable rate equal to LIBOR plus a spread of 442 basis points. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR rate for each semi-annual reset date is determined in arrears.

Item 4.  Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of management, evaluated our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded our disclosure controls and procedures were, as of March 31, 2004, (i) designed to ensure that material information relating to us and our consolidated subsidiaries is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been changes in our internal control over financial reporting that occurred during our three months ended March 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)                                      Exhibits

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                                     Reports on Form 8-K

On January 20, 2004, the registrant filed a current report on Form 8-K dated January 20, 2004 to announce that it intended to offer $165 million of Senior Subordinated Notes due 2014 in a private placement.

On January 30, 2004, the registrant filed a current report on Form 8-K dated January 29, 2004 to announce the pricing of its offering of $175 million in aggregate principal amount of Senior Subordinated Notes due 2014.

On February 5, 2004, the registrant filed a current report on Form 8-K dated February 5, 2004 to announce the completion of its sale of $175 million in aggregate principal amount of Senior Subordinated Notes due 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

	By:	/s/ Paul D. Melnuk

Paul D. Melnuk
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James H. Tate

James H. Tate
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2004