Form 10-Q
period 2004-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2004-08-09
CIK 850660

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of August 2, 2004 was 13,313,973.

THERMADYNE HOLDINGS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Reorganized	Reorganized
	Company	Company
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,698	$16,784
Accounts receivable, less allowance for doubtful accounts of $6,158 and $6,443, respectively	93,014	84,079
Inventories	127,637	100,070
Prepaid expenses and other	9,678	10,846
Total current assets	240,027	211,779
Property, plant and equipment, net	79,938	82,520
Goodwill	135,868	135,868
Intangibles, net	76,558	77,904
Other assets	6,354	1,406
Total assets	$538,745	$509,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$41,285	$36,182
Accrued and other liabilities	33,498	36,465
Accrued interest	6,155	307
Income taxes payable	5,791	3,623
Working capital facility	24,658	12,860
Current maturities of long-term obligations	9,847	15,114
Total current liabilities	121,234	104,551
Long-term obligations, less current maturities	210,309	190,404
Other long-term liabilities	43,269	42,287
Shareholders’ equity:
Common stock, $0.01 par value: Authorized - 25,000,000 shares as of June 30, 2004 and December 31, 2003; Issued and Outstanding - 13,313,973 shares as of June 30, 2004 and 13,300,000 shares as of December 31, 2003	133	133
Additional paid-in capital	183,460	183,267
Accumulated deficit	(23,869)	(17,551)
Accumulated other comprehensive income	4,209	6,386
Total shareholders’ equity	163,933	172,235
Total liabilities and shareholders’ equity	$538,745	$509,477

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	May 31, 2003

Net sales	$127,172	$36,238	$71,556
Operating expenses:
Cost of goods sold	86,426	24,358	46,781
Selling, general and administrative expenses	32,063	8,687	18,001
Amortization of intangibles	955	342	158
Net periodic postretirement benefits	624	114	228
Restructuring costs	2,464	113	417
Operating income	4,640	2,624	5,971
Other income (expense):
Interest (contractual interest of $12,045 for the two months ended May 31, 2003)	(5,165)	(1,455)	(3,556)
Amortization of deferred financing costs	(311)	(38)	—
Other, net	(1,303)	(7)	(1,264)
Income (loss) before reorganization items and income tax provision	(2,139)	1,124	1,151
Reorganization items	—	—	(13,486)
Gain on reorganization and adoption of fresh-start accounting	—	—	582,109
Income (loss) before income tax provision	(2,139)	1,124	569,774
Income tax provision	3,150	318	2,001
Net income (loss)	$(5,289)	$806	$567,773

Basic and diluted income (loss) per share applicable to common shares:	$(0.40)	$0.06	$158.14

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	May 31, 2003

Net sales	$245,903	$36,238	$172,010
Operating expenses:
Cost of goods sold	166,551	24,358	111,334
Selling, general and administrative expenses	61,688	8,687	43,824
Amortization of intangibles	2,067	342	363
Net periodic postretirement benefits	1,311	114	516
Restructuring costs	5,021	113	516
Operating income	9,265	2,624	15,457
Other income (expense):
Interest (contractual interest of $29,962 for the five months ended May 31, 2003)	(9,936)	(1,455)	(8,798)
Amortization of deferred financing costs	(531)	(38)	—
Other, net	(1,039)	(7)	(1,174)
Income (loss) before reorganization items and income tax provision	(2,241)	1,124	5,485
Reorganization items	—	—	(15,692)
Gain on reorganization and adoption of fresh-start accounting	—	—	582,109
Income (loss) before income tax provision	(2,241)	1,124	571,902
Income tax provision	4,077	318	2,939
Net income (loss)	$(6,318)	$806	$568,963

Basic and diluted income (loss) per share applicable to common shares:	$(0.47)	$0.06	$158.47

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

(Unaudited)

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	May 31, 2003

Cash flows from operating activities:
Net income (loss)	$(6,318)	$806	$568,963
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net periodic postretirement benefits	1,311	114	516
Depreciation	10,338	1,801	6,071
Amortization of intangibles	2,067	342	363
Amortization of deferred financing costs	531	38	—
Gain on reorganization and adoption of fresh-start accounting	—	—	(582,109)
Changes in operating assets and liabilities:
Accounts receivable	(9,615)	1,375	(1,521)
Inventories	(28,014)	(628)	(5,703)
Prepaid expenses and other	245	(1,037)	640
Accounts payable	5,741	161	3,326
Accrued and other liabilities	(2,663)	(3,788)	5,059
Accrued interest	5,848	105	11
Income taxes payable	2,065	280	2,028
Other long-term liabilities	(2,320)	(85)	(1,035)
Total adjustments	(14,466)	(1,322)	(572,354)
Net cash used in operating activities	(20,784)	(516)	(3,391)
Cash flows from investing activities:
Capital expenditures	(8,893)	(683)	(4,114)
Net cash used in investing activities	(8,893)	(683)	(4,114)
Cash flows from financing activities:
Net borrowings under revolving credit facility	11,798	—	—
Repayment of long-term obligations	(180,000)	—	(12,780)
Borrowing of long-term obligations	197,059	2,495	16,038
Financing fees	(5,505)	—	(1,352)
Exercise of warrants	193	—	—
Other	(954)	(778)	979
Net cash provided by financing activities	22,591	1,717	2,885
Net increase (decrease) in cash and cash equivalents	(7,086)	518	(4,620)
Cash and cash equivalents at beginning of period	16,784	12,793	17,413
Cash and cash equivalents at end of period	$9,698	$13,311	$12,793

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,088	$1,350	$8,787
Income taxes	$2,011	$191	$640

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share data)

1.                                      Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. On May 23, 2003 (the “Effective Date”), Thermadyne consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and completed a comprehensive financial restructuring (the “Restructuring”). For the purposes of these unaudited condensed consolidated financial statements, references to the “Predecessor Company” are references to the Company for periods prior to June 1, 2003 (the first day of the calendar month following the month in which the Company emerged from bankruptcy) and references to the “Reorganized Company” are references to the Company for the periods subsequent to May 31, 2003. The principal elements of the Restructuring and the principal effects of its consummation pursuant to the plan of reorganization are described in “Plan of Reorganization” and in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The combined results of operations of the Company for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

2.                                      Recent Events

Plan of Reorganization

The Company’s emergence from Chapter 11 bankruptcy proceedings on May 23, 2003 resulted in a new reporting entity and adoption of “fresh-start” accounting as required by the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Pursuant to such principles, the Company’s assets and liabilities were revalued as of June 1, 2003.  The assets were stated at their reorganization value (the “Reorganization Value”), which is defined as the fair value.

As a result of the application of SOP 90-7, the Company’s financial results for the periods ending prior to June 1, 2003 and ending after May 31, 2003 include two different bases of accounting and accordingly, the Reorganized Company’s financial statements are not comparable to the Predecessor Company’s financial statements.

Reorganization costs for the five months ended May 31, 2003 were $15,692 consisting of $14,959 of professional fees, $285 paid under the key employee retention plan, and $448 of other reorganization costs.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not affect net income (loss).

In the second quarter of 2004, the expenses incurred related to the relocation and consolidation of certain U.S. manufacturing facilities were reclassified from Selling, general and administrative expenses to Restructuring costs.  Prior period amounts have been reclassified to conform to the current year presentation.

Certain intercompany sales transactions, which were inadvertently misclassified as trade sales, have been reclassified.  This reclassification of sales was offset by a corresponding change in the cost of goods sold and had no effect on the Company’s financial condition, operating income, net income or net income per common share.  A summary of these sales reclassifications for the three months ended March 31, 2003, the two months ended May 31, 2003, and the one month ended June 30, 2003 is as follows:

	Predecessor	Predecessor	Reorganized
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	May 31,	June 30,
	2003	2003	2003
Net sales as reported	$100,991	$71,918	$36,299
Reclassification	(537)	(362)	(61)
Net sales as adjusted	$100,454	$71,556	$36,238

Cost of goods sold as reported	$65,090	$47,143	$24,419
Reclassification	(537)	(362)	(61)
Cost of goods sold as adjusted	$64,553	$46,781	$24,358

Operating income as reported	$9,486	$5,971	$2,624

3.                                      Significant Accounting Policies

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the three months ended June 30, 2004, the two months ended May 31, 2003, and the one month ended June 30, 2003, the Company recorded $365, $376, and $400 of warranty expense, respectively, through cost of goods sold and paid $797, $376, and $400, respectively. For the six months ended June 30, 2004 and the five months ended May 31, 2003, the Company recorded $968 and $1,151 of warranty expense, respectively, through cost of goods sold and paid $1,584 and $1,158 respectively.  As of June 30, 2004, the warranty accrual totaled $3,389.

Earnings Per Share. The following table sets forth the information used in the computation of basic and diluted income (loss) per share for the periods indicated.

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2004	2003	2003
Numerator:
Net income (loss) applicable to common shares	$(5,289)	$806	$567,773

Denominator:
Weighted average shares-basic and diluted	13,306,296	13,300,000	3,590,286

Basic and diluted income (loss) per share amounts:
Net income (loss) applicable to common shares	$(0.40)	$0.06	$158.14

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2004	2003	2003
Numerator:
Net income (loss) applicable to common shares	$(6,318)	$806	$568,963

Denominator:
Weighted average shares-basic and diluted	13,303,148	13,300,000	3,590,286

Basic and diluted income (loss) per share amounts:
Net income (loss) applicable to common shares	$(0.47)	$0.06	$158.47

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

4.                                      Comprehensive Income (Loss)

Comprehensive income (loss) totaled $(5,878), $963 and $610,508 for the three months ended June 30, 2004, the one month ended June 30, 2003, and the two months ended May 31, 2003, respectively.  For the six-month period ended June 30, 2004 and the five-month period ended May 31, 2003, comprehensive income (loss) was $(8,495) and $613,569, respectively.

5.                                      Inventories

The composition of inventories was as follows:

	June 30, 2004	December 31, 2003

Raw materials	$24,458	$21,218
Work-in-process	35,738	28,906
Finished Goods	68,710	50,228
	128,906	100,352
LIFO reserve	(1,269)	(282)
	$127,637	$100,070

The Company uses the last-in, first-out (LIFO) method of valuing its domestic inventory.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

6.                                      Intangible Assets

The composition of intangibles was as follows:

	June 30, 2004	December 31, 2003

Goodwill	$135,868	$135,868
Patents and Customer Relationships	48,125	47,404
Trademarks	33,353	33,353
	217,346	216,625
Accumulated amortization	(4,920)	(2,853)
	$212,426	$213,772

Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years.  Trademarks are not amortized, but are periodically evaluated for impairment.  Amortization expense amounted to $955, $342 and $158 for the three months ended June 30, 2004, the one month ended June 30, 2003, and the two months ended May 31, 2003, respectively.  Amortization expense amounted to $2,067 and $363 for the six months ended June 30, 2004 and the five months ended May 31, 2003, respectively.

Estimated amortization expense for each of the next five fiscal years has not changed significantly from the amounts disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

7.                                      Long-Term Obligations

The composition of long-term obligations was as follows:

	June 30, 2004	December 31, 2003

Working Capital Facility	$24,658	$12,860
Term Loan	20,000	—
Senior Subordinated Notes	175,000	—
Senior Notes Facility	—	180,000
Capital Leases	19,881	20,435
Other	5,275	5,083
	244,814	218,378
Current maturities and working capital facility	(34,505)	(27,974)
	$210,309	$190,404

Senior Subordinated Notes

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20,000 of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to the Company’s GECC credit agreement (the “Credit Agreement”), were used to repay all outstanding borrowings under the existing $180,000 senior term note facility and to reduce amounts outstanding under the Company’s revolving credit facility. In May 2004, for the purpose of an exchange offer, the Company registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  The Company completed the exchange offer in the second quarter and more than 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9¼% per annum and will be payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2004.

Credit Agreement

The Credit Agreement consists of the Term Loan and a $50,000 revolving credit facility (the “Working Capital Facility”).  Up to $20,000 of the Working Capital Facility may be used for letters of credit.  Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA.  The Credit Agreement defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries plus 65% of the EBITDA of the Company’s Canadian subsidiaries.  EBITDA is defined in the Credit Agreement as net income less income tax credits, interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, the accrual net of any payments in cash related to net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $10,000 in the aggregate, the non-cash portion of any expense or loss attributable to any interest rate agreement or arrangement permitted under the Credit Agreement prior to the termination or expiration of such agreement or arrangement, and $8,900 of non-cash reserves recorded at December 31, 2003 related to the implementation of a revised reserve methodology for inventory and accounts receivable and recognition of an additional accrual for warranty obligations. Availability under the Working Capital Facility may also be limited if the Company fails to meet certain levels of Adjusted EBITDA. Borrowings under the Term Loan and the Working Capital Facility accrue interest, at the Company’s option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate (“LIBOR”) plus 3.25%, in the case of LIBOR loans. Unused portions of the Working Capital Facility are charged 75 basis points as of June 30, 2004. The Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries.  The Credit Agreement contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions.  As of June 30, 2004, the Company had outstanding borrowings of $24,658 and issued letters of credit totaling $12,414 under the Working Capital Facility.  The Company had availability of $12,928 under the Working Capital Facility at June 30, 2004. The Working Capital Facility terminates on May 23, 2006.  The Term Loan matures on December 31, 2008 and requires quarterly principal payments totaling $4,000 in 2005, $5,000 in 2006, $5,000 in 2007 and $6,000 in 2008.

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

Subsequent Event

On July 29, 2004 the Company entered into a new $20,000 second-lien term loan facility (the “Second-Lien Facility”.) Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility is due in full on January 24, 2005, and accrues interest at the Company’s option, at LIBOR plus 5.50% or an alternative base rate (the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00%) plus 4.50% for any day on or prior to October 26, 2004, and LIBOR plus 6.00%, and an alternative base rate plus 5.00%, for any day thereafter. The Second-Lien Facility restricts how much long-term debt the Company may have and has other customary provisions including financial and non-financial covenants.

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

The Company has designated the swap as a fair value hedge of its fixed rate debt. The terms of the interest rate swap contract and hedged item are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133. Hedge ineffectiveness, as determined in accordance with SFAS No. 133, had no impact on results of operations for the six months ended June 30, 2004.

In accordance with SFAS No. 133, as of June 30, 2004 the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment was recorded as a decrease to Long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in Other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.

9.                                      Warrants

In connection with the Restructuring and the settlement of the various creditor classes in the Chapter 11 bankruptcy proceeding, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

				Warrants
	Warrants			Issued and
	Issued			Outstanding
	to Purchase	Exercise		as of
	Common	Price	Expiration	June 30,
	Stock	Per Share	Date	2004

Class A Warrants	1,157,000	$13.85	May 23, 2004	—
Class B Warrants	700,000	$20.78	May 23, 2006	700,000
Class C Warrants	271,429	$27.70	May 23, 2006	271,429

The Class A and B Warrants were issued, pro rata, to participants in the former 9 7/8% senior subordinated notes. These former bondholders received approximately 5% of the Company’s common stock upon emergence from Chapter 11, plus the Class A and B warrants. These warrants have been effectively valued and recorded within the new equity section (additional paid-in capital) in connection with establishing the opening fresh-start balance sheet.

The Class C Warrants were issued to the former majority equity holders of the Company. The former equity holders received no other significant disbursements or consideration upon emergence from Chapter 11. These warrants have been treated as an exchange of old equity securities for new equity securities in connection with recording the reorganization entries and establishing the opening fresh-start balance sheet.

During the three and six months ended June 30, 2004, 13,973 Class A Warrants were exercised, the proceeds of which were $0.2 million. The remaining Class A Warrants expired on May 23, 2004. There were no Class B Warrants or Class C Warrants exercised during the three and six months ended June 30, 2004.

10.                               Stock Options

The 2004 Non-Employee Directors Stock Option Plan (the “Directors Plan”) was adopted in May 2004 for the Company’s board of directors. Up to 200,000 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Directors Plan.

The 2004 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted in May 2004 for the Company’s employees. Up to 1,477,778 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of (a) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, (b) non-statutory stock options, (c) stock appreciation rights (“SARs”), (d) restricted stock, (e) stock units and (f) performance awards.

Stock options are granted from time to time under the Directors Plan, the Stock Incentive Plan or with the execution of a specific agreement and are granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock option grants are recorded under the recognition and measurement principles of Accounting Principles Board Opinion No. 25—”Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no stock-based compensation cost is reflected in operating results. Pro forma information regarding net operating results and per share results is required by SFAS No. 123—”Accounting for Stock-Based Compensation”, which also requires that the information be determined as if stock options were granted under the fair value method of that statement. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.7%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.54, and a weighted-average expected life of the options of four years. As of June 30, 2004, options for 650,000 shares had been granted.

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

	Reorganized	Reorganized
	Company	Company
	Six Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2004
Net loss, as reported	$(6,318)	(5,289)
Deduct: Total stock-based compensation expense determined under fair value based method for allawards, net of related tax effects	(354)	(199)
Pro forma net loss	$(6,672)	$(5,488)

Basic and diluted loss per share
As reported	$(0.47)	$(0.40)

Pro forma	$(0.50)	$(0.41)

11.                               Income Taxes

The Company’s tax provision relates primarily to its foreign subsidiaries.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

12.                               Employee Benefit Plans

401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At the employee’s discretion, a 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. At its discretion the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation.

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

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits
	Reorganized	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company	Company
	Three Months	One Month	Two Months	Six Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	May 31,	June 30,	May 31,
	2004	2003	2003	2004	2003
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—	$—
Interest Cost	299	87	174	598	437
Expected return on plan assets	(274)	(73)	(146)	(548)	(366)
Recognized (gain) loss	—	24	48	—	116
Prior service cost recognized	—	1	2	—	7
Net periodic benefit cost	$25	$39	$78	$50	$194

	Other Postretirement Benefits
	Reorganized	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company	Company
	Three Months	One Month	Two Months	Six Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	May 31,	June 30,	May 31,
	2004	2003	2003	2004	2003
Components of the net periodic benefit cost:
Service Cost	$296	$85	$170	$593	$370
Interest Cost	312	84	168	686	421
Expected return on plan assets	—	—	—	—	—
Recognized (gain) loss	16	(39)	(78)	32	(195)
Prior service cost recognized	—	(16)	(32)	—	(80)
Net periodic benefit cost	$624	$114	$228	$1,311	$516

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1,300 to its pension plan in 2004. As of June 30, 2004, $504 has been contributed.  The Company presently anticipates contributing an additional $639 to fund its pension plan in 2004.  The expected contribution for 2004 has been revised to reflect the provisions of the Pension Funding Equity Act of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Financial Staff Position (“FSP”) 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

In May 2004, the FASB issued FSP No. FAS 106-2, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act.  The provisions of FSP No. FAS 106-2 are effective for the first interim or annual period beginning after June 15, 2004. If the Company’s plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. The Company has not included any amounts associated with the subsidy in its accumulated postretirement benefit obligation and net periodic postretirement benefit costs since the Company at present has not been able to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

13.                               Segment Information

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

Summarized financial information concerning the Company’s geographic segments is shown in the following table.

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2004	2003	2003
Net Sales
United States	$147,387	$20,835	$101,025
Europe	32,605	5,194	26,235
Australia / Asia	34,378	5,080	21,243
All other international	31,533	5,129	23,507
	$245,903	$36,238	$172,010

	Reorganized	Reorganized
	Company	Company
	June 30,	December 31,
	2004	2003
Indentifiable assets
United States	$261,623	$258,402
Europe	15,007	16,159
Australia / Asia	10,853	11,837
All other international	11,235	11,300
	$298,718	$297,698

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company’s key product lines:

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30,	June 30,	May 31,
	2004	2003	2003

Gas apparatus	$91,563	$12,986	$62,713
Arc welding equipment	40,029	6,549	30,361
Arc welding consumables	74,540	10,882	51,552
Plasma and automated cutting equipment	37,645	5,093	25,296
All other	2,126	728	2,088
	$245,903	$36,238	$172,010

14.          Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014. The Company’s domestic, wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company.

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$987	$8,711	$—	$9,698
Accounts receivable, net	—	41,150	51,864	—	93,014
Inventories	—	71,683	55,954	—	127,637
Prepaid expenses and other	—	5,120	4,558	—	9,678
Total current assets	—	118,940	121,087	—	240,027
Property, plant and equipment, net	—	43,010	36,928	—	79,938
Goodwill	—	135,868	—	—	135,868
Intangibles, net	—	64,889	11,669	—	76,558
Other assets	4,529	1,658	167	—	6,354
Investment in and advances to subsidiaries	177,853	—	—	(177,853)	—
Total assets	$182,382	$364,365	$169,851	$(177,853)	$538,745

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$15,461	$25,824	$—	$41,285
Accrued and other liabilities	—	24,774	8,724	—	33,498
Accrued interest	5,954	201	—	—	6,155
Income taxes payable	—	584	5,207	—	5,791
Working capital facility	—	24,658	—	—	24,658
Current maturities of long-term obligations	—	3,293	6,554	—	9,847
Total current liabilities	5,954	68,971	46,309	—	121,234
Long-term obligations, less current maturities	172,839	30,244	7,226	—	210,309
Other long-term liabilities	2,161	34,546	6,562	—	43,269
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (deficit)	(23,869)	(11,986)	2,165	9,821	(23,869)
Accumulated other comprehensive income (loss)	4,209	10,726	(7,001)	(3,725)	4,209
Total shareholders’ equity (deficit)	163,933	(1,260)	(4,836)	6,096	163,933
Net equity and advances to / from subsidiaries	(162,505)	231,864	114,590	(183,949)	—
Total liabilities and shareholders’ equity (deficit)	$182,382	$364,365	$169,851	$(177,853)	$538,745

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$609	$16,175	$—	$16,784
Accounts receivable, net	—	31,947	52,132	—	84,079
Inventories	—	53,162	46,908	—	100,070
Prepaid expenses and other	—	5,941	4,905	—	10,846
Total current assets	—	91,659	120,120	—	211,779
Property, plant and equipment, net	—	43,222	39,298	—	82,520
Goodwill	—	135,868	—	—	135,868
Intangibles, net	—	66,593	11,311	—	77,904
Other assets	—	1,205	201	—	1,406
Investment in and advances to subsidiaries	179,019	—	—	(179,019)	—
Total assets	$179,019	$338,547	$170,930	$(179,019)	$509,477

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$10,799	$25,383	$—	$36,182
Accrued and other liabilities	—	27,751	8,714	—	36,465
Accrued interest	—	307	—	—	307
Income taxes payable	—	1,030	2,593	—	3,623
Working capital facility	—	12,860	—	—	12,860
Current maturities of long-term obligations	7,500	944	6,670	—	15,114
Total current liabilities	7,500	53,691	43,360	—	104,551
Long-term obligations, less current maturities	172,500	12,567	5,337	—	190,404
Other long-term liabilities	—	34,332	7,955	—	42,287

Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,267	—	—	—	183,267
Retained earnings (deficit)	(17,551)	(12,873)	1,790	11,083	(17,551)
Accumulated other comprehensive income (loss)	6,386	11,406	(5,020)	(6,386)	6,386
Total shareholders’ equity (deficit)	172,235	(1,467)	(3,230)	4,697	172,235
Net equity and advances to / from subsidiaries	(173,216)	239,424	117,508	(183,716)	—

Total liabilities and shareholders’ equity (deficit)	$179,019	$338,547	$170,930	$(179,019)	$509,477

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$94,171	$58,230	$(25,229)	$127,172
Operating expenses:
Cost of goods sold	—	67,455	43,989	(25,018)	86,426
Selling, general and administrative expenses	—	21,809	10,254	—	32,063
Amortization of intangibles	—	777	178	—	955
Net periodic postretirement benefits	—	624	—	—	624
Restructuring costs	—	2,464	—	—	2,464
Operating income (loss)	—	1,042	3,809	(211)	4,640
Other income (expense):
Interest	(3,625)	(1,099)	(441)	—	(5,165)
Amortization of deferred financing costs	(114)	(197)	—	—	(311)
Equity in net income (loss) of subsidiaries	(1,550)	—	—	1,550	—
Other , net	—	(439)	(864)	—	(1,303)
Income (loss) before income tax provision	(5,289)	(693)	2,504	1,339	(2,139)
Income tax provision (benefit)	—	(216)	3,366	—	3,150
Net income (loss)	$(5,289)	$(477)	$(862)	$1,339	$(5,289)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$178,286	$111,203	$(43,586)	$245,903
Operating expenses:
Cost of goods sold	—	124,812	85,071	(43,332)	166,551
Selling, general and administrative expenses	—	41,693	19,995	—	61,688
Amortization of intangibles	—	1,703	364	—	2,067
Net periodic postretirement benefits	—	1,311	—	—	1,311
Restructuring costs	—	5,021	—	—	5,021
Operating income (loss)	—	3,746	5,773	(254)	9,265
Other income (expense):
Interest	(7,138)	(2,014)	(784)	—	(9,936)
Amortization of deferred financing costs	(188)	(343)	—	—	(531)
Equity in net income (loss) of subsidiaries	1,008	—	—	(1,008)	—
Other , net	—	(708)	(331)	—	(1,039)
Income (loss) before income tax provision	(6,318)	681	4,658	(1,262)	(2,241)
Income tax provision (benefit)	—	(206)	4,283	—	4,077
Net income (loss)	$(6,318)	$887	$375	$(1,262)	$(6,318)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net cash used in operating activities	$(6,130)	$(10,098)	$(3,294)	$(1,262)	$(20,784)
Cash flows from investing activities:
Capital expenditures	—	(6,359)	(2,534)	—	(8,893)
Net cash used in investing activities	—	(6,359)	(2,534)	—	(8,893)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	11,798	—	—	11,798
Net (repayments) borrowings of long-term obligations	(5,000)	20,026	2,033	—	17,059
Changes in net equity and advances to / from subsidiaries	11,130	(9,485)	(2,907)	1,262	—
Financing fees and other	—	(5,504)	(762)	—	(6,266)
Net cash provided (used in) financing activities	6,130	16,835	(1,636)	1,262	22,591

Net increase (decrease) in cash and cash equivalents	—	378	(7,464)	—	(7,086)
Cash and cash equivalents at beginning of period	—	609	16,175	—	16,784
Cash and cash equivalents at end of period	$—	$987	$8,711	$—	$9,698

15.          Selling, General and Administrative Expenses

Selling, general and administrative expenses for the one month ended June 30, 2003 and the two months ended May 31, 2003 includes $23 and $556, respectively of costs incurred related to an information technology project.  For the five months ended May 31, 2003, selling, general and administrative expenses related to the information technology project totaled $833.

16.          Restructuring Costs

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities.  During the three months ended June 30, 2004, the one month ended June 30, 2003, and the two months ended May 31, 2003 the Company incurred costs of $2,464, $113 and $417, respectively, which were included in Restructuring costs on the accompanying condensed consolidated statements of operations.  During the six months ended June 30, 2004 and the five months ended May 31, 2003, the Company incurred costs of $5,021 and $516 respectively.  Of the amount recorded in the first six months of 2004, $358 related to severance costs for approximately 50 employees.  The Company also recorded $4,663 related to incentive bonuses, employee relocation costs, costs to relocate equipment, and other expenses associated with the relocation and consolidation of these facilities.  As of June 30, 2004, a liability of approximately $2,237 was recorded on the accompanying condensed consolidated balance sheet for severance costs and incentive bonuses earned but not paid. Through June 30, 2004, the Company has incurred cumulative costs of approximately $7,624 in connection with these activities. Currently, the Company expects to complete these activities in the third quarter of 2004 with additional costs of approximately $2,700 to be incurred.  This estimate could change if the completion of the move does not meet expectations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

On January 17, 2003, our Predecessor Company and certain of its subsidiaries filed with the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”) the First Amended and Restated Joint Plan of Reorganization (the “Plan”) and the First Amended and Restated Disclosure Statement describing the Plan (the “Disclosure Statement”).  The Plan and the Disclosure Statement were filed with the SEC on Form 8-K on February 7, 2003.  On April 3, 2003, the Court confirmed the Plan.  The Plan was consummated on May 23, 2003 (the “Effective Date”) as all conditions necessary for the Plan to become effective were satisfied or waived, and we emerged from Chapter 11 bankruptcy protection.

Effective June 1, 2003, we adopted the principles of “fresh-start” accounting pursuant to which our assets were recorded at their reorganization value, which is defined as the fair value.  As part of our fresh-start revaluation, we also recorded significant goodwill (reorganization value in excess of identifiable assets).  In addition, as part of the reorganization, we significantly reduced our long-term debt and eliminated our preferred stock.  As a result of the foregoing, our financial data from June 1, 2003, as presented in the condensed consolidated financial statements, is not comparable to prior periods.

Forward-looking Statements

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales for the three months ended June 30, 2004 were $127.2 million, which compares to net sales of $71.6 million and $36.2 million for the two months ended May 31, 2003 and the one month ended June 30, 2003, respectively, which is an increase of 18.0%. Domestic sales were $68.7 million for the second quarter of 2004, compared to $38.0 million and $18.6 million for the two months ended May 31, 2003 and the one month ended June 30, 2003, respectively, which is an increase of 21.3%.  The increase in the domestic sales was driven by a stronger industrial economy in the U.S. and market share gains.  International sales were $58.5 million for the three months ended June 30, 2004 compared to $33.6 million and $17.6 million for the two months ended May 31, 2003 and the one month ended June 30, 2003, respectively, an increase of 14.3%.  A weaker U.S. dollar was a key contributing factor to the sales increase for the quarter.  Excluding the increase in sales resulting from changes in foreign currency, our international sales would have been up 6.1% compared to the second quarter of 2003, due primarily to increases in volume in Australia and Latin America, but were partially offset by weaker demand in Europe and Canada.

Cost of goods sold as a percentage of sales for the second quarter of 2004 was 68.0%, which compares to 65.4% and 67.2% for the two months ended May 31, 2003 and the one month ended June 30, 2003, respectively.  As a percentage of sales, cost of goods sold increased 2.0 percentage points compared to the same period in 2003. This increase relates to increased: 1) material costs of 0.3 percentage points related to price increases for base metals such as copper, brass, and steel used in many of our products as well as higher prices for purchased components and finished goods; 2) distributor rebate allowances of 1.5 percentage points; 3) overhead spending of 0.7 percentage points for supplies, repairs and maintenance, overtime and utilities related to the increase in production; and 4) freight costs of 0.3 percentage points due in large part to additional costs incurred to ensure timely deliveries and to a lesser extent fuel surcharges. Cost of goods sold was favorably impacted by a 0.4 percentage point reduction in the cost of quality, and a 0.4 percentage point reduction in costs related to excess and obsolete inventory.  The effect of translating the local currency results of our international business units into U.S. dollars, which does not affect cost of goods sold expressed as a percentage of sales, resulted in an increase in cost of goods sold of approximately $2.9 million for the three months ended June 30, 2004 compared to the same period in 2003.  The costs of inefficiencies in meeting our delivery and service level goals is estimated at approximately $3.3 million for the second quarter and offset the benefits of operating leverage on the increased volumes.

Selling, general and administrative expenses were $32.1 million for the three-month period ended June 30, 2004, which compares to $18.0 million and $8.7 million for the two-month period ended May 31, 2003 and the one-month period ended June 30, 2003, respectively, which is an increase of 20.1%.  As a percentage of sales, selling, general and administrative expenses were 25.2% for the quarter ended June 30, 2004, versus 25.2% and 24.0% for the two months ended May 31, 2003 and the one month ended June 30, 2003, respectively.  Selling, general and administrative expenses increased in the second quarter of 2004 as compared to the same period in 2003 by $0.8 million as a result of changes in foreign currency.  Selling, general and administrative expenses also increased as a result of costs associated with enhancements made to our domestic information system capabilities of $0.4 million, additional costs of $0.4 million related to compliance with the Sarbanes-Oxley Act of 2002 and other new corporate governance practices, and $2.4 million of additional sales and marketing resources related to new product development, growing international markets, and other initiatives. Selling, general and administrative expenses for the second quarter of 2003 includes $0.6 million of non-recurring costs related to an information technology project.  The remaining increase relates primarily to expenses that fluctuate with sales such as commissions.

During the three-month period ended June 30, 2004 we incurred restructuring costs of $2.5 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $0.4 million for the two months ended May 31, 2003 and $0.1 million for the one month ended June 30, 2003.

Reorganization items for the two-month period ended May 31, 2003 were $13.5 million, consisting of $13.0 million of professional fees, $0.3 million paid under the key employee retention program, and $0.2 million of other reorganization costs.

Interest expense for the second quarter of 2004 was $5.2 million, which compares to $3.6 million for the two months ended May 31, 2003 and $1.5 million for the one month ended June 30, 2003.

An income tax provision of $3.2 million was recorded on a pretax loss of $2.1 million for the three months ended June 30, 2004.  An income tax provision of $2.0 million was recorded on pretax income of $569.8 million for the two months ended May 31, 2003 and an income tax provision of $0.3 million was recorded on pretax income of $1.1 million for the one month ended June 30, 2003. The income tax provision for these periods primarily relates to income generated in certain foreign jurisdictions. The income tax provision for the three months ended June 30, 2004 and the one month ended June 30, 2003 differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses. The income tax provision for the two months ended May 31, 2003 differs from that determined by applying the U.S. federal statutory rate primarily due to the non-taxable gain recognized on the reorganization and adoption of fresh-start accounting, nondeductible expenses and the disallowance of losses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2004 were $245.9 million, which compares to net sales of $172.0 million and $36.2 million for the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively, which is an increase of 18.1%.  Domestic sales were $135.4 million for the first six months of 2004, compared to $93.6 million and $18.6 million for the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively, which is an increase of 20.6%.  The increase in the domestic sales was seen across all brands and was driven primarily by a stronger industrial economy in the U.S.  International sales were $110.5 million for the six months ended June 30, 2004 compared to $78.4 million and $17.6 million for the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively, an increase of 15.1%.  A weaker U.S. dollar was the primary reason for the international sales increase for the first half of 2004.  Excluding the increase in sales resulting from changes in foreign currency, our international sales would have been up 2.1% compared to the first six months of 2003, which is attributed primarily to increases in volume in certain regions.  Strong sales growth in Latin America and Australia was partially offset by declining demand in Europe and Canada.

Cost of goods sold as a percentage of sales for the six months ended June 30, 2004 was 67.7%, which compares to 64.7% and 67.2% for the five months ended May 31, 2003 and the one month ended June 30,

2003, respectively.  As a percentage of sales, cost of goods sold increased 2.5 percentage points compared to the same period in 2003. The increase can be attributed to increased: 1) depreciation expense resulting from fresh-start accounting of 0.2 percentage points; 2) material costs of 0.7 percentage points related to price increases for base metals such as copper, brass, and steel used in many of our products as well as higher prices for purchased components and finished goods; 3) distributor rebate allowances of 0.9 percentage points; 4) overhead spending of 0.5 percentage points for supplies, repairs and maintenance, overtime and utilities related to the increase in production 5) freight costs of 0.3 percentage points related primarily to additional costs incurred to ensure timely deliveries and to a lesser extent fuel surcharges; and  6) labor costs of 0.3 percentage points as a result of adding temporary workers and new hires to meet the increase in demand.  Cost of sales was favorably impacted by a 0.2 percentage point reduction in the cost of quality and a 0.2 percentage point decline in costs related to excess and obsolete inventory.  The effect of translating the local currency results of our international business units into U.S. dollars, which does not affect cost of goods sold expressed as a percentage of sales, resulted in an increase in cost of goods sold of approximately $8.4 million for the six months ended June 30, 2004 compared to the first six months of 2003.  The costs of inefficiency in meeting our delivery and service goals is estimated at $4.6 million for the first half of the year and offset the benefits of operating leverage on the increased volumes.

Selling, general and administrative expenses were $61.7 million for the six-month period ended June 30, 2004, which compares to $43.8 million and $8.7 million for the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively, which is an increase of 17.5%.  As a percentage of sales, selling, general and administrative expenses were 25.1% for the six months ended June 30, 2004, versus 25.5% and 24.0% for the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively.  Expenses in the six-month period ended June 30, 2004 included an increase in selling, general and administrative expenses of $2.4 million as a result of changes in foreign currency rates.  Expenses also increased as a result of additional sales and marketing resources of $3.8 million related to developing international markets, new product development, and other sales and marketing initiatives. Our selling, general and administrative expenses also increased over 2003 by $0.9 million related to compliance with the Sarbanes-Oxley Act of 2002 and other new corporate governance practices, and $0.5 million associated with improvements made to our domestic information system and organization. Selling, general and administrative expenses for the six-month period ended June 30, 2003 includes $0.9 million of non-recurring costs related to an information technology project.  The remaining increase relates primarily to expenses that fluctuate with sales such as commissions.

During the six-month period ended June 30, 2004 we incurred restructuring costs of $5.0 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $0.5 million and $0.1 million for the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively.

Reorganization items for the five-month period ended May 31, 2003 were $15.7 million, consisting of $15.0 million of professional fees, $0.3 million paid under the key employee retention program, and $0.4 million of other reorganization costs.

Interest expense for the first six months of 2004 was $9.9 million, which compares to $8.8 million and $1.5 million for the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively.  The difference results primarily from a reduction in long-term debt as a result of our reorganization in May 2003.

An income tax provision of $4.1 million was recorded on a pretax loss of $2.2 million for the six months ended June 30, 2004.  An income tax provision of $2.9 million was recorded on pretax income of $571.9 million for the five months ended May 31, 2003 and an income tax provision of $0.3 million was recorded on pretax income of $1.1 million for the one month ended June 30, 2003. The income tax provision for these periods primarily relates to income generated in certain foreign jurisdictions. The income tax provision for the six months ended June 30, 2004 and the one month ended June 30, 2003 differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses. The income tax provision for the two months ended May 31, 2003 differs from that determined by applying the U.S. federal statutory rate primarily due to the gain recognized on the reorganization and adoption of fresh-start accounting, nondeductible expenses and the disallowance of losses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Primarily as a result of the increase in sales, operating activities used $20.8 million of cash during the first six months of 2004, compared to $3.4 million and $0.5 million of cash used during the five months ended May 31, 2003 and the one month ended June 30, 2003, respectively. Operating assets and liabilities used $28.7 million of cash during the six-month period ended June 30, 2004, compared to $2.8 million provided in the five months ended May 31, 2003 and $3.6 million used in the one month ended June 30, 2003.

•                  Accounts receivable used $9.6 million of cash during the six months ended June 30, 2004, compared to $1.5 million used during the five months ended May 31, 2003 and $1.4 million provided in the one month ended June 30, 2003. The increase in accounts receivable during the six months ended June 30, 2004 results from higher sales.

•                  Inventories used $28.0 million of cash through the first half of 2004, as compared to a $5.7 million use of cash in the five months ended May 31, 2003 and a $0.6 million use of cash in the one month ended June 30, 2003.  The increase in inventory during the first six months of 2004 results primarily from an increase in demand, required safety stock levels at two of our U.S. production facilities that we are in the process of consolidating, and a temporary increase in stock levels as part of our initiative to improve delivery performance.

•                  Accounts payable provided $5.7 million of cash in the first six months of 2004, which compares to cash provided of $3.3 million during the five months ended May 31, 2003 and $0.2 million provided in the one month ended June 30, 2003.  A general improvement in payment terms has contributed to the increase in payables.

•                  Accrued and other liabilities used $2.7 million of cash in the first half of 2004, compared to cash provided of $5.1 million during the five months ended May 31, 2003 and $3.8 million used in the one month ended June 30, 2003.  Included in the $2.7 million of cash used in the first six months of 2004 was approximately $2.2 million paid to our unsecured creditors.  Our reorganization plan called for a total of $7.5 million to be paid to the unsecured creditors, of which $3.6 million has been paid as of June 30, 2004.  We anticipate the remaining amount owed to the unsecured creditors will be paid over the next 18 months.

•                  Accrued interest increased $5.8 million in the first six months of 2004 and relates primarily to our senior subordinated notes.

Capital expenditures were $8.9 million during the six months ended June 30, 2004, which is $4.1 million more than was spent during the same period last year partly as a result of purchasing certain assets that had been deferred.  Capital expenditures in the first half of 2003 were lower due in part to our reorganization.

Financing activities provided $22.6 million of cash during the first six months of 2004 compared to cash provided of $2.9 million during the five months ended May 31, 2003 and $1.7 million in the one month ended June 30, 2003.  Net borrowings were $28.9 million for the six months ended June 30, 2004 compared to $3.3 million during the five months ended May 31, 2003 and $2.5 million in the one month ended June 30, 2003.  The increase in borrowings was used primarily to fund working capital requirements.

Liquidity

On July 29, 2004, we entered into a $20.0 million second-lien term loan facility (the “Second-Lien Facility”.)  The proceeds of the Second-Lien Facility were used to repay a portion of the outstanding balance under our Working Capital Facility, which increased our availability.  This additional availability provides us with the flexibility to improve our overall working capital efficiency while remaining focused on key business priorities.  The terms of the Second-Lien Facility are described more fully below.

Our principal uses of cash will be capital expenditures, working capital and debt service requirements.  We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Working Capital Facility (as described below.)

Senior Subordinated Notes

On February 5, 2004, we completed a private placement of $175.0 million in aggregate principal of 9¼% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20.0 million of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to the our GECC credit agreement (the “Credit Agreement”), were used to repay all outstanding borrowings under the existing $180.0 million senior term loan facility and to reduce amounts outstanding under the Credit Agreement. In May, for the purpose of an exchange offer, we registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  We completed the exchange offer in the second quarter and over 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9.25% per annum and will be payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2004.

Credit Agreement

The Credit Agreement consists of the Term Loan and a $50.0 million revolving credit facility (the “Working Capital Facility”).  Up to $20.0 million of the Working Capital Facility may be used for letters of credit.  Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA.  The Credit Agreement defines Adjusted EBITDA as 100% of the EBITDA for us and our domestic subsidiaries plus 65% of the EBITDA of our Canadian subsidiaries.  EBITDA is defined in the Credit Agreement as net income less income tax credits, interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, the accrual net of any payments in cash related to net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $10.0 million in the aggregate, the non-cash portion of any expense or loss attributable to any interest rate agreement or arrangement permitted under the Credit Agreement prior to the termination or expiration of such agreement or arrangement, and $8.9 million of non-cash reserves recorded at December 31, 2003 related to the implementation of a revised reserve methodology for inventory and accounts receivable and implementation of an additional accrual for warranty obligations. Availability under the Working Capital Facility may also be limited if we fail to meet certain levels of Adjusted EBITDA. Borrowings under the Term Loan and the Working Capital Facility accrue interest, at our option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate (“LIBOR”) plus 3.25%, in the case of LIBOR loans. Unused portions of the Working Capital Facility are charged 75 basis points as of June 30, 2004. The Credit Agreement is secured by substantially all of the assets of our domestic subsidiaries, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries.  The Credit Agreement contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions.  As of June 30, 2004, we had borrowed $24.7 million and issued letters of credit totaling $12.4 million under the Working Capital Facility.  We had availability of $12.9 million under the Working Capital Facility at June 30, 2004. The Working Capital Facility terminates on May 23, 2006.  The Term Loan matures on December 31, 2008 and requires quarterly amortization payments totaling $4.0 million in 2005, $5.0 million in 2006, $5.0 million in 2007 and $6.0 million in 2008.

Second-Lien Facility

The Second-Lien Facility is secured by a second lien on substantially all of our assets. The Second-Lien Facility is due in full on January 24, 2005, and accrues interest at the Company’s option, at LIBOR plus 5.50% or an alternative base rate (the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00%) plus 4.50% for any day on or prior to October 26, 2004, and LIBOR plus 6.00%, and an alternative base rate plus 5.00%, for any day thereafter.  The Second-Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants.

We expect our operating cash flow, together with borrowings under the Working Capital Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and the debt service requirements of the Credit Agreement, the Second-Lien Facility and the Senior Subordinated Notes.  However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period.

Payments Due by Period

(Amounts in thousands)

		Remaining				2008 and
Contractual Obligations	Total	2004	2005	2006	2007	Beyond

Long-term debt	$224,933	$32,094	$4,000	$5,000	$5,000	$178,839
Capital leases	31,403	2,451	4,187	3,327	2,869	18,569
Operating leases	26,411	2,692	4,788	3,931	3,323	11,677
Purchase obligations	25,374	7,799	9,152	4,206	4,200	17
Total	$308,121	$45,036	$22,127	$16,464	$15,392	$209,102

The amounts shown for capital leases include the effective interest expense component which was $11.5 million at June 30, 2004. Our purchase obligations relate primarily to inventory purchase commitments. At June 30, 2004, we had issued letters of credit totaling $12.4 million under our Working Capital Facility.

Item 3.  Market Risk

There have been no changes in our exposure to foreign currency risk.  We are exposed to changes in interest rates related to our variable rate debt.  We do not believe that changes in interest rates will have a material effect on our financial condition or results of operations.

In February 2004, we entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on our Senior Subordinated Notes to variable rates. Under the terms of the interest rate swap contract, which has a notional amount of $50.0 million, we receive interest at a fixed rate of 9.25% and pay interest at a variable rate equal to LIBOR plus a spread of 442 basis points. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR rate for each semi-annual reset date is determined in arrears.

Item 4.  Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of management, evaluated our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded our disclosure controls and procedures were, as of June 30, 2004, (i) designed to ensure that material information relating to us and our consolidated subsidiaries is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been changes in our internal control over financial reporting that occurred during our six months ended June 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the second quarter, Thermadyne issued 13,973 shares of its common stock upon the exercise of 13,973 Class A Warrants at an exercise price of $13.85. The proceeds from this exercise of $0.2 million were used to repay a portion of the amount outstanding under the Working Capital Facility.

Item 6.  Exhibits and Reports on Form 8-K

a)                                      Exhibits

4.11         First Amendment to Amended and Restated Credit Agreement

4.12         Second Amendment to Amended and Restated Credit Agreement

4.13                           Third Amendment and Limited Waiver to Amended and Restated Credit Agreement

4.14         Second Lien Credit Agreement

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                                     Reports on Form 8-K

On May 10, 2004, the registrant filed a current report on Form 8-K dated May 10, 2004 to announce that it issued a press release announcing its financial results for the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

		By:	/s/ Paul D. Melnuk

Paul D. Melnuk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James H. Tate

James H. Tate
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 9, 2004