Form 10-Q
period 2004-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2004-11-09
CIK 850660

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004
OR

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

Yes    ☒     No     ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 1, 2004 was 13,313,973.

THERMADYNE HOLDINGS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Reorganized	Reorganized
	Company	Company
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,515	$16,784
Accounts receivable, less allowance for doubtful accounts of $6,557 and $6,443, respectively	89,133	84,079
Inventories, net	129,199	100,070
Prepaid expenses and other	10,471	10,846
Total current assets	237,318	211,779
Property, plant and equipment, net	79,964	82,520
Goodwill	205,560	135,868
Intangibles, net	76,477	77,904
Other assets	6,504	1,406
Total assets	$605,823	$509,477

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$37,801	$36,182
Accrued and other liabilities	32,384	36,465
Accrued interest	2,979	307
Income taxes payable	5,353	3,623
Working capital facility	17,399	12,860
Current maturities of long-term obligations	31,919	15,114
Total current liabilities	127,835	104,551
Long-term obligations, less current maturities	210,854	190,404
Deferred tax liabilities	69,692	—
Other long-term liabilities	41,524	42,287
Shareholders’ equity:
Common stock, $0.01 par value; Authorized - 25,000,000 shares as of September 30, 2004 and December 31, 2003; Issued and
Outstanding - 13,313,973 shares as of September 30, 2004 and 13,300,000 shares as of December 31, 2003	133	133
Additional paid-in capital	183,460	183,267
Accumulated deficit	(32,342)	(17,551)
Accumulated other comprehensive income	4,667	6,386
Total shareholders’ equity	155,918	172,235
Total liabilities and shareholders’ equity	$605,823	$509,477

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Reorganized	Reorganized
	Company	Company
	Three Months	Three Months
	Ended	Ended
	September 30, 2004	September 30, 2003

Net sales	$124,474	$106,688
Operating expenses:
Cost of goods sold	87,773	73,230
Selling, general and administrative expenses	30,434	27,802
Amortization of intangibles	1,010	1,150
Net periodic postretirement benefits	515	687
Restructuring costs	4,794	458
Operating income (loss)	(52)	3,361
Other income (expense):
Interest	(5,752)	(4,324)
Amortization of deferred financing costs	(375)	(114)
Other, net	32	(671)
Income (loss) before income tax provision	(6,147)	(1,748)
Income tax provision	2,326	1,608
Net income (loss)	$(8,473)	$(3,356)

Basic and diluted net loss per common share	$(0.64)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	May 31, 2003

Net sales	$370,377	$142,926	$172,010
Operating expenses:
Cost of goods sold	254,332	97,589	111,334
Selling, general and administrative expenses	92,114	36,488	43,824
Amortization of intangibles	3,077	1,492	363
Net periodic postretirement benefits	1,826	801	516
Restructuring costs	9,815	571	516
Operating income	9,213	5,985	15,457
Other income (expense):
Interest (contractual interest of $29,962 for the five months ended May 31, 2003)	(15,688)	(5,779)	(8,798)
Amortization of deferred financing costs	(906)	(152)	—
Other, net	(1,007)	(678)	(1,174)
Income (loss) before reorganization items and income tax provision	(8,388)	(624)	5,485
Reorganization items	—	—	(15,692)
Gain on reorganization and adoption of fresh-start accounting	—	—	582,109
Income (loss) before income tax provision	(8,388)	(624)	571,902
Income tax provision	6,403	1,926	2,939
Net income (loss)	$(14,791)	$(2,550)	$568,963

Basic and diluted net income (loss) per common share	$(1.11)	$(0.19)	$158.47

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	May 31, 2003

Cash flows from operating activities:
Net income (loss)	$(14,791)	$(2,550)	$568,963
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net periodic postretirement benefits	1,826	801	516
Depreciation	15,290	6,676	6,071
Amortization of intangibles	3,077	1,492	363
Amortization of deferred financing costs	906	152	—
Gain on reorganization and adoption of fresh-start accounting	—	—	(582,109)
Non-cash cost of sales	—	2,195	—
Changes in operating assets and liabilities:
Accounts receivable	(5,320)	5,058	(1,521)
Inventories	(28,848)	506	(5,703)
Prepaid expenses and other	(1,272)	(590)	640
Accounts payable	1,827	(3,658)	3,326
Accrued and other liabilities	(3,926)	(9,740)	5,059
Accrued interest	2,672	196	11
Income taxes payable	1,649	(535)	2,028
Other long-term liabilities	(2,908)	(820)	(1,035)
Total adjustments	(15,027)	1,733	(572,354)
Net cash used in operating activities	(29,818)	(817)	(3,391)
Cash flows from investing activities:
Capital expenditures	(14,456)	(3,209)	(4,114)
Proceeds from sales of assets	1,324	—	—
Net cash used in investing activities	(13,132)	(3,209)	(4,114)
Cash flows from financing activities:
Net borrowings under revolving credit facility	4,539	4,222	12,963
Repayment of long-term obligations	(180,000)	(719)	(12,780)
Borrowing of long-term obligations	217,408	—	3,075
Financing fees	(5,935)	—	(1,352)
Exercise of warrants	193	—	—
Other	(1,524)	(1,192)	979
Net cash provided by financing activities	34,681	2,311	2,885
Net decrease in cash and cash equivalents	(8,269)	(1,715)	(4,620)
Cash and cash equivalents at beginning of period	16,784	12,793	17,413
Cash and cash equivalents at end of period	$8,515	$11,078	$12,793

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$13,016	$5,583	$8,787
Income taxes	$4,916	$2,540	$640

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

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The combined results of operations of the Company for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

3.                                      Significant Accounting Policies

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the three months ended September 30, 2004 and the three months ended September 30, 2003, the Company recorded $765 and $685 of warranty expense, respectively, through cost of goods sold and paid $793 and $675, respectively. For the nine months ended September 30, 2004, the four months ended September 30, 2003, and the five months ended May 31, 2003, the Company recorded $1,733, $911, and $1,151 of warranty expense, respectively, through cost of goods sold and paid $2,377, $894, and $1,158 respectively.  As of September 30, 2004, the warranty accrual totaled $3,361.

Earnings Per Share. The following table sets forth the information used in the computation of basic and diluted income (loss) per share for the periods indicated.  Certain options are not included as they are anti-dilutive.

	Reorganized	Reorganized
	Company	Company
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
Numerator:
Net loss applicable to common shares	$(8,473)	$(3,356)

Denominator:
Weighted average shares-basic and diluted	13,313,973	13,300,000

Basic and diluted net loss per common share:
Net loss applicable to common shares	$(0.64)	$(0.25)

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2004	2003	2003
Numerator:
Net income (loss) applicable to common shares	$(14,791)	$(2,550)	$568,963

Denominator:
Weighted average shares-basic and diluted	13,306,783	13,300,000	3,590,286

Basic and diluted net income (loss) per common share:
Net income (loss) applicable to common shares	$(1.11)	$(0.19)	$158.47

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

4.                                      Comprehensive Income (Loss)

Comprehensive loss totaled $(8,014), and $(3,650) for the three months ended September 30, 2004 and September 30, 2003, respectively.  For the nine months ended September 30, 2004, the four months ended September 30, 2003, and the five months ended May 31, 2003, comprehensive income (loss) was $(16,510), $(2,687) and $613,569, respectively.

5.                                      Inventories

The composition of inventories was as follows:

	September 30, 2004	December 31, 2003

Raw materials	$25,917	$21,218
Work-in-process	29,358	28,906
Finished goods	75,193	50,228
	130,468	100,352
LIFO reserve	(1,269)	(282)
	$129,199	$100,070

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

6.                                      Intangible Assets

The composition of intangibles was as follows:

	September 30, 2004	December 31, 2003

Goodwill	$205,560	$135,868
Patents and customer relationships	49,054	47,404
Trademarks	33,353	33,353
	287,967	216,625
Accumulated amortization	(5,930)	(2,853)
	$282,037	$213,772

In the third quarter of 2004 the Company increased its goodwill by $69,692 as a result of a change in estimate related to finalizing certain tax attributes the Company holds.  See Note 11 for further discussion.

Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years.  Trademarks are not amortized, but are periodically evaluated for impairment.  Amortization expense amounted to $1,010, and $1,150 for the three months ended September 30, 2004 and September 30, 2003, respectively.  Amortization expense amounted to $3,077, $1,492 and $363 for the nine months ended September 30, 2004, the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively.  Estimated amortization expense for each of the next five fiscal years has not changed significantly from the amounts disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

7.                                      Long-Term Obligations

The composition of long-term obligations was as follows:

	September 30, 2004	December 31, 2003

Working Capital Facility	$17,399	$12,860
Second-Lien Facility	20,000	—
Term Loan	20,000	—
Senior Subordinated Notes	175,000	—
Senior Notes Facility	—	180,000
Capital Leases	19,582	20,435
Other	8,191	5,083
	260,172	218,378
Current maturities and working capital facility	(49,318)	(27,974)
	$210,854	$190,404

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

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9¼% per annum and is payable semiannually in arrears on February 1 and August 1.

Credit Agreement

The Credit Agreement consists of the Term Loan and a $50,000 revolving credit facility (the “Working Capital Facility”).  Up to $20,000 of the Working Capital Facility may be used for letters of credit.  Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA.  The Credit Agreement defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries plus 65% of the EBITDA of the Company’s Canadian subsidiaries.  EBITDA is defined in the Credit Agreement as net income less income tax credits, interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, the accrual net of any payments in cash related to net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $10,000 in the aggregate, the non-cash portion of any expense or loss attributable to any interest rate agreement or arrangement permitted under the Credit Agreement prior to the termination or expiration of such agreement or arrangement, and $8,900 of non-cash reserves recorded at December 31, 2003 related to the implementation of a revised reserve methodology for inventory and accounts receivable and recognition of an additional accrual for warranty obligations. Availability under the Working Capital Facility may also be limited if the Company fails to meet certain levels of Adjusted EBITDA. Borrowings under the Term Loan and the Working Capital Facility accrue interest, at the Company’s option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate (“LIBOR”) plus 3.25%, in the case of LIBOR loans. Unused portions of the Working Capital Facility are charged 75 basis points as of September 30, 2004. The Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries.  The Credit Agreement contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions.  As of September 30, 2004, the Company had outstanding borrowings of $17,399 and issued letters of credit totaling $11,164 under the Working Capital Facility.  The Company had availability of $17,897 under the Working Capital Facility at September 30, 2004. The Working Capital Facility terminates on May 23, 2006.  The Term Loan matures on December 31, 2008 and requires quarterly principal payments totaling $4,000 in 2005, $5,000 in 2006, $5,000 in 2007 and $6,000 in 2008.

On November 5, 2004,  the Company entered into an amendment to the Credit Agreement which modified certain financial covenants and reduced permissible funded indebtedness of the Company’s foreign subsidiaries.

Second-Lien Facility

On July 29, 2004 the Company entered into a new $20,000 second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004 the Company entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR plus 6.00% or an alternative base rate (the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00%) plus 5.00%. The Second-Lien Facility restricts how much long-term debt the Company may have and has other customary provisions including financial and non-financial covenants.

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

In accordance with SFAS No. 133, as of September 30, 2004 the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment was recorded as a decrease to Long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in Other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.  For the three and nine-month periods ended September 30, 2004 the Company realized a reduction in its interest expense as a result of the interest rate swap of $325 and $983, respectively.

9.                                      Warrants

In connection with the Restructuring and the settlement of the various creditor classes in the Chapter 11 bankruptcy proceeding, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

				Warrants
	Warrants			Issued and
	Issued			Outstanding
	to Purchase	Exercise		as of
	Common	Price	Expiration	September 30,
	Stock	Per Share	Date	2004

Class A Warrants	1,157,000	$13.85	May 23, 2004	—
Class B Warrants	700,000	$20.78	May 23, 2006	700,000
Class C Warrants	271,429	$27.70	May 23, 2006	271,429

The Class A and B Warrants were issued, pro rata, to participants in the former 9 7/8% senior subordinated notes. These former bondholders received approximately 5% of the Company’s common stock upon emergence from Chapter 11, plus the Class A and B warrants. These warrants have been effectively valued and recorded within shareholders’ equity (additional paid-in capital) in connection with establishing the opening fresh-start balance sheet.

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

During the nine months ended September 30, 2004, 13,973 Class A Warrants were exercised, the proceeds of which were $193. The remaining Class A Warrants expired on May 23, 2004. There were no Class B Warrants or Class C Warrants exercised during the three and nine months ended September 30, 2004.

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

Stock options are granted from time to time under the Directors Plan, the Stock Incentive Plan or with the execution of a specific agreement for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock option grants are recorded under the recognition and measurement principles of Accounting Principles Board Opinion No. 25—”Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no stock-based compensation cost is reflected in operating results. Pro forma information regarding net operating results and per share results is required by SFAS No. 123—”Accounting for Stock-Based Compensation”, which also requires that the information be determined as if stock options were granted under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.7%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.54, and a weighted-average expected life of the options of four years. As of September 30, 2004, options for 675,000 shares had been granted.

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

	Reorganized	Reorganized	Reorganized	Reorganized
	Company	Company	Company	Company
	Nine Months	Three Months	Four Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2003
Net loss, as reported	$(14,791)	$(8,473)	$(2,550)	$(3,356)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(579)	(222)	(40)	(40)
Pro forma net loss	$(15,370)	$(8,695)	$(2,590)	$(3,396)

Basic and diluted net loss per common share:
As reported	$(1.11)	$(0.64)	$(0.19)	$(0.25)

Pro forma	$(1.16)	$(0.65)	$(0.19)	$(0.26)

11.                               Income Taxes

The Company’s tax provision relates primarily to its foreign subsidiaries.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

As a result of the bankruptcy restructuring in 2003, the Company recognized cancellation of indebtedness income, which is not subject to tax provided the Company reduces certain tax attributes it holds.  The final determination of the reduction in tax attributes is made in the year following the bankruptcy restructuring, and was finalized with the filing of the Company’s federal income tax return, which was prepared and filed during the third quarter.  At that time, final decisions were made as to certain elections and positions taken with respect to the manner in which the Company would reduce its tax attributes.   As a result, the Company has made a change in estimate and recorded a deferred tax liability of $69,692 with an offsetting increase in goodwill to record the final attribute reduction amounts.

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

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits
	Reorganized	Reorganized	Reorganized	Reorganized	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Nine Months	Four Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2004	2003	2004	2003	2003
Components of the net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—
Interest cost	286	285	858	380	437
Expected return on plan assets	(273)	(227)	(807)	(302)	(366)
Recognized (gain) loss	—	—	—	—	116
Prior service cost recognized	—	—	—	—	7
Net periodic benefit cost	$13	$58	$51	$78	$194

	Other Postretirement Benefits
	Reorganized	Reorganized	Reorganized	Reorganized	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Nine Months	Four Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2004	2003	2004	2003	2003
Components of the net periodic benefit cost:
Service cost	$283	$256	$876	$341	$370
Interest cost	232	431	950	460	421
Expected return on plan assets	—	—	—	—	—
Recognized (gain) loss	—	—	—	—	(195)
Prior service cost recognized	—	—	—	—	(80)
Net periodic benefit cost	$515	$687	$1,826	$801	$516

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1,300 to its pension plan in 2004. As of September 30, 2004, $875 has been contributed.  The Company presently anticipates contributing an additional $123 to fund its pension plan in 2004.  The expected contribution for 2004 has been revised to reflect the provisions of the Pension Funding Equity Act of 2004.

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

In May 2004, the FASB issued FSP No. FAS 106-2, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act.  The provisions of FSP No. FAS 106-2 are effective for the first interim or annual period beginning after June 15, 2004. If the Company’s plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004.  The Company has determined that the benefits provided under the plan are actuarially equivalent to Medicare Part D under the Act.  The reduction in the APBO for the subsidy related to benefits attributed to past service is $1,600.  The effect of the subsidy on the measurement of net periodic post retirement benefit cost for the 2004 fiscal year is to reduce the service cost by $21, reduce the interest cost by $99, and eliminate the $67 amortization of the unrecognized loss, for a total reduction in 2004 benefit cost of $187.

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

Summarized financial information concerning the Company’s geographic segments is shown in the following table.

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2004	2003	2003
Net Sales
United States	$219,466	$82,656	$101,025
Europe	46,294	19,066	26,235
Australia / Asia	53,754	20,837	21,243
All other international	50,863	20,367	23,507
	$370,377	$142,926	$172,010

	Reorganized	Reorganized
	Company	Company
	September 30,	December 31,
	2004	2003
Identifiable assets
United States	$332,252	$258,402
Europe	13,543	16,159
Australia / Asia	10,653	11,837
All other international	12,057	11,300
	$368,505	$297,698

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company’s key product lines:

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2004	2003	2003

Gas apparatus	$136,911	$53,178	$62,713
Arc welding equipment	60,787	25,017	30,361
Arc welding consumables	113,459	42,793	51,552
Plasma and automated cutting equipment	55,378	19,959	25,296
All other	3,842	1,979	2,088
	$370,377	$142,926	$172,010

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(68)	$8,583	$—	$8,515
Accounts receivable, net	—	37,965	51,168	—	89,133
Inventories	—	71,214	57,985	—	129,199
Prepaid expenses and other	—	5,561	4,910	—	10,471
Total current assets	—	114,672	122,646	—	237,318
Property, plant and equipment, net	—	43,948	36,016	—	79,964
Goodwill	—	205,560	—	—	205,560
Intangibles, net	—	64,395	12,082	—	76,477
Other assets	4,677	1,590	237	—	6,504
Investment in and advances to subsidiaries	173,797	—	—	(173,797)	—
Total assets	$178,474	$430,165	$170,981	$(173,797)	$605,823

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$12,690	$25,111	$—	$37,801
Accrued and other liabilities	—	22,732	9,652	—	32,384
Accrued interest	2,495	484	—	—	2,979
Income taxes payable	—	508	4,845	—	5,353
Working capital facility	—	17,399	—	—	17,399
Current maturities of long-term obligations	—	24,026	7,893	—	31,919
Total current liabilities	2,495	77,839	47,501	—	127,835
Long-term obligations, less current maturities	174,639	29,504	6,711	—	210,854
Deferred tax liabilities	—	69,692	—	—	69,692
Other long-term liabilities	361	34,432	6,731	—	41,524
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (deficit)	(32,342)	(17,902)	3,466	14,436	(32,342)
Accumulated other comprehensive income (loss)	4,667	10,445	(5,694)	(4,751)	4,667
Total shareholders’ equity (deficit)	155,918	(7,457)	(2,228)	9,685	155,918
Net equity and advances to / from subsidiaries	(154,939)	226,155	112,266	(183,482)	—

Total liabilities and shareholders’ equity (deficit)	$178,474	$430,165	$170,981	$(173,797)	$605,823

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$88,426	$61,259	$(25,211)	$124,474
Operating expenses:
Cost of goods sold	—	66,043	47,042	(25,312)	87,773
Selling, general and administrative expenses	—	20,395	10,039	—	30,434
Amortization of intangibles	—	779	231	—	1,010
Net periodic postretirement benefits	—	515	—	—	515
Restructuring costs	—	4,794	—	—	4,794
Operating income (loss)	—	(4,100)	3,947	101	(52)
Other income (expense):
Interest	(3,845)	(1,401)	(506)	—	(5,752)
Amortization of deferred financing costs	(114)	(261)	—	—	(375)
Equity in net income (loss) of subsidiaries	(4,514)	—	—	4,514	—
Other, net	—	(155)	187	—	32
Income (loss) before income tax provision	(8,473)	(5,917)	3,628	4,615	(6,147)
Income tax provision	—	7	2,319	—	2,326
Net income (loss)	$(8,473)	$(5,924)	$1,309	$4,615	$(8,473)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$266,712	$172,462	$(68,797)	$370,377
Operating expenses:	—
Cost of goods sold	—	190,855	132,121	(68,644)	254,332
Selling, general and administrative expenses	—	62,080	30,034	—	92,114
Amortization of intangibles	—	2,482	595	—	3,077
Net periodic postretirement benefits	—	1,826	—	—	1,826
Restructuring costs	—	9,815	—	—	9,815
Operating income (loss)	—	(346)	9,712	(153)	9,213
Other income (expense):
Interest	(10,983)	(3,415)	(1,290)	—	(15,688)
Amortization of deferred financing costs	(302)	(604)	—	—	(906)
Equity in net income (loss) of subsidiaries	(3,506)	—	—	3,506	—
Other, net	—	(863)	(144)	—	(1,007)
Income (loss) before income tax provision	(14,791)	(5,228)	8,278	3,353	(8,388)
Income tax provision (benefit)	—	(199)	6,602	—	6,403
Net income (loss)	$(14,791)	$(5,029)	$1,676	$3,353	$(14,791)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net cash used in operating activities	$(14,489)	$(17,169)	$(1,513)	$3,353	$(29,818)
Cash flows from investing activities:
Capital expenditures	—	(10,353)	(4,103)	—	(14,456)
Proceeds from sales of assets	—	—	1,324	—	1,324
Net cash used in investing activities	—	(10,353)	(2,779)	—	(13,132)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	4,539	—	—	4,539
Net (repayments) borrowings of long-term obligations	(5,000)	40,019	2,389	—	37,408
Changes in net equity and advances to / from subsidiaries	19,489	(11,779)	(4,357)	(3,353)	—
Financing fees and other	—	(5,934)	(1,332)	—	(7,266)
Net cash provided (used in) financing activities	14,489	26,845	(3,300)	(3,353)	34,681

Net decrease in cash and cash equivalents	—	(677)	(7,592)	—	(8,269)
Cash and cash equivalents at beginning of period	—	609	16,175	—	16,784
Cash and cash equivalents at end of period	$—	$(68)	$8,583	$—	$8,515

15.          Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 includes $4 of costs incurred related to an information technology project.  For the four months ended September 30, 2003 and the five months ended May 31, 2003, selling, general and administrative expenses related to the information technology project totaled $27 and $833, respectively.

16.          Restructuring Costs

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities.  During the three months ended September 30, 2004 and the three months ended September 30, 2003 the Company incurred costs of $2,164 and $458, respectively, which were included in Restructuring costs on the accompanying condensed consolidated statements of operations.  During the nine months ended September 30, 2004, the four months ended September 30, 2003, and the five months ended May 31, 2003, the Company incurred costs of $7,185, $571 and $516, respectively.  Of the amount recorded in the first nine months of 2004, $456 related to severance costs for approximately 50 employees.  The Company also recorded $6,729 in the first nine months of 2004 related to incentive bonuses, employee relocation costs, costs to relocate equipment, and other expenses associated with the relocation and consolidation of these facilities.  Through September 30, 2004, the Company has incurred cumulative costs of approximately $9,788 in connection with these activities. As of September 30, 2004 these activities were substantially complete, and the Company expects to incur an additional $100 of wind-down costs in the fourth quarter. The following table provides the activity in the restructuring accrual during the three months ended September 30, 2004 related to these plant restructurings.

Employee Severance
and Incentive
Bonuses Accrual
(In thousands)

Accrual balance at June 30, 2004	$2,237
Costs for severance and incentive bonuses	561
Cash payments	(2,393)
Accrual balance at September 30, 2004	$405

Also included in restructuring charges for the three and nine-month periods ended September 30, 2004 was approximately $2,631 of severance costs related to reorganizing the domestic workforce to improve efficiency and productivity.  At September 30, 2004 the remaining accrual related to these severance costs was $1,857.

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

Factors That Could Affect Future Results

Factors that could affect future results also include a potential risk related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 Rules”).  At December 31, 2004, our system of internal controls must comply with the requirements of Section 404 Rules. We are currently undergoing a comprehensive effort to document and test our internal controls and confirm that such controls are designed appropriately and operating effectively. Because of the proximity of the Section 404 Rules compliance date, if changes to our system of internal controls are initiated incident to either the review and testing by management or the attestation by our auditors, there may be insufficient time to test the effectiveness of the revised internal controls prior to reporting fiscal year 2004 financial results. If we are unable to timely conclude on the effectiveness of our system of internal controls under the Section 404 Rules, or if we must disclose material weaknesses related to our system of internal controls, investor confidence in our internal controls over financial reporting could be damaged and cause our stock price to decline.

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2004 were $124.5 million, which compares to net sales of $106.7 million for the three months ended September 30, 2003, which is an increase of 16.7%. Domestic sales were $65.0 million for the third quarter of 2004, compared to $56.8 million for the third quarter of 2003, which is an increase of 14.5%.  The increase in the domestic sales was driven by a stronger industrial economy in the U.S. and market share gains.  International sales were $59.5 million for the three months ended September 30, 2004 compared to $49.9 million for the three months ended September 30, 2003, an increase of 19.1%.  A weaker U.S. dollar was a key contributing factor to the sales increase for the quarter.  Excluding the increase in sales resulting from changes in foreign currency, our international sales would have been up 10.9% compared to the third quarter of 2003, due primarily to increases in volume in Australia, Canada, South Africa, Latin America and the Middle East.

Gross margin for the third quarter of 2004 was $36.7 million, or 29.5% of sales, compared to $33.5 million, or 31.4% of sales, for the same period in 2003, which is an increase of 9.6%.  During the third quarter a comprehensive product price adjustment was implemented in the U.S. and the benefits of this increase reduced the adverse impact of competitive pricing.  In the aggregate however, the benefit of higher sales volume, particularly in the U.S., was offset by a reduction in average realized unit prices, an increase in material costs and other costs of goods sold, an increase in costs related to distributor incentive plans, and higher overhead spending.  The reduction in the average realized unit sales prices resulted in a margin decline of approximately $0.2 million for the quarter.  Lower prices resulted from actions taken to address competitive market conditions and to capture new business.  Material costs for products produced in the U.S. increased by approximately $5.0 million compared to the third quarter last year.   This increase was primarily due to the following:  1) higher prices for copper, brass and steel of approximately $1.6 million, 2) weaker U.S. dollar on imported materials of $0.4 million and 3) short-term inefficiency costs of approximately $3.0 million related to increased outsourcing of component production and higher freight costs.  Expenses related to the modified distributor incentive plan increased to $3.6 million during the third quarter compared to $1.7 million for the same period last year.  During the third quarter, overhead spending for the U.S. operations exceeded the higher absorption resulting from the increased production levels.  This inefficiency contributed $1.5 million to the decline in margin dollars for the third quarter, and is attributable to approximately $0.9 million of incremental costs related to establishing and operating the Roanoke, Texas facility, and $0.6 million related to higher spending on indirect workers, supplies, repairs and maintenance, and various other costs. This increase in spending resulted from the sharp increase in demand and our focus to improve on-time delivery performance.  Gross margin for the third quarter of 2003 includes a $2.2 million non-cash charge related to the required write-up of foreign inventory in connection with fresh-start accounting.  The effect of translating the local currency results of our international business units into U.S. dollars, which doesn’t affect gross margin expressed as a percentage of sales, resulted in an increase in gross margin of $1.2 million for the third quarter.

Selling, general and administrative expenses were $30.4 million for the three-month period ended September 30, 2004, which compares to $27.8 million for the three-month period ended September 30, 2003, which is an increase of 9.5%.  As a percentage of sales, selling, general and administrative expenses were 24.4% for the quarter ended September 30, 2004, versus 26.1% for the same period in 2003.  Selling, general and administrative expenses increased as a result of costs associated with improvements made to our domestic information system capabilities of $0.3 million, additional costs of $0.6 million related to compliance with the Sarbanes-Oxley Act of 2002 and other new corporate governance practices, and $1.1 million of additional sales and marketing resources related to new product development, growing international markets, and other initiatives.  Selling, general and administrative expenses increased in the third quarter of 2004 as compared to the same period in 2003 by $0.7 million as a result of changes in foreign currency.

During the three-month period ended September 30, 2004 we incurred restructuring costs of $2.2 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $0.5 million for the three-month period ended September 30, 2003.  Also included in restructuring costs for the quarter was approximately $2.6 million of severance costs related to reorganizing the domestic workforce to improve efficiency and productivity.

Interest expense for the third quarter of 2004 was $5.8 million, which compares to $4.3 million for the third quarter of 2003.

An income tax provision of $2.3 million was recorded on a pretax loss of $6.1 million for the three months ended September 30, 2004.  An income tax provision of $1.6 million was recorded on a pretax loss of $1.7 million for the three months ended September 30, 2003. The income tax provision for these periods primarily relates to income generated in certain foreign jurisdictions. The income tax provision for the three months ended September 30, 2004 and the three months ended September 30, 2003 differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 were $370.4 million, which compares to net sales of $142.9 million and $172.0 million for the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively, which is an increase of 17.6%.  Domestic sales were $200.5 million for the first nine months of 2004, compared to $75.4 million and $93.6 million for the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively, which is an increase of 18.6%.  The increase in the domestic sales was seen across all brands and was driven primarily by a stronger industrial economy in the U.S.  International sales were $169.9 million for the nine months ended September 30, 2004 compared to $67.5 million and $78.4 million for the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively, an increase of 16.5%.  A weaker U.S. dollar was the primary reason for the international sales increase for the first three quarters of 2004.  Excluding the increase in sales resulting from changes in foreign currency, our international sales would have increased 5.1% compared to the first nine months of 2003, which is attributed primarily to increases in volume in certain regions.  Strong sales growth in Australia, Latin America and South Africa was partially offset by declining demand in Europe.

Gross margin for the first nine months of 2004 increased 9.5% to $116.0 million, or 31.3% of sales, from $45.3 million and $60.7 million for the four months ended September 30, 2003 and the five months ended May 31, 2003 , respectively.  Through September, the benefit of higher sales volume, particularly in the U.S., has been largely offset by lower average realized unit sales prices, increases in material costs and other costs of goods sold, higher costs related to distributor incentive plans, and increased overhead spending.  The reduction in the average realized unit sales prices resulted in a margin decline of approximately $1.6 million for the first three quarters of the year.  Lower prices resulted from actions taken to address competitive market conditions and to gain new business.  Material costs for products produced in the U.S. increased by approximately $10.8 million compared to the same period last year.   This increase was primarily due to:  1) higher prices for copper, brass and steel of approximately $3.9 million, 2) the impact of a weaker U.S. dollar on imported materials of $1.2 million and 3) short-term inefficiency costs of approximately $5.7 million related to increased outsourcing of component production and higher in-bound freight costs.  Expenses related to the modified distributor incentive plan increased to $9.6 million during the first three quarters compared to $4.8 million for the same period last year.  Through September, overhead spending for the U.S. operations exceeded the higher absorption resulting from the increased production levels by approximately $4.6 million.  This inefficiency is largely attributable to approximately $2.5 million of incremental costs related to establishing and operating the Roanoke, Texas facility, and $2.1 million related to higher spending on indirect workers, supplies, repairs and maintenance, and various other costs. This increase in spending was attributable to the sharp increase in demand and our focus to improve on-time delivery performance.  Gross margin for the first nine months of 2003 includes a $2.2 million non-cash charge related to the required write-up of foreign inventory in connection with fresh-start accounting.  The effect of translating the local currency results of our international business units in to U.S. dollars, which doesn’t affect gross margin expressed as a percentage of sales, resulted in an increase in gross margin of $5.2 million for the nine months ended September 30, 2004.

Selling, general and administrative expenses were $92.1 million for the nine-month period ended September 30, 2004, which compares to $36.5 million and $43.8 million for the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively, which is an increase of 14.7%.  As a percentage of sales, selling, general and administrative expenses were 24.9% for the nine months ended September 30, 2004, versus 25.5% for both the four months ended September 30, 2003 and the five months ended May 31, 2003.  Selling, general and administrative expenses increased as a result of additional sales and marketing resources of $4.7 million related to developing international markets, new product development, and other sales and marketing initiatives. Expenses also increased over 2003 by $2.0 million related to compliance with the Sarbanes-Oxley Act of 2002 and other new corporate governance practices and $1.6 million associated with improvements made to our domestic information system and organization.  Expenses in the nine-month period ended September 30, 2004 included an increase of $3.1 million as a result of changes in foreign currency rates. Selling, general and administrative expenses for the four-month period ended September 30, 2003 and the five-month period ended May 31, 2003 includes $0.1 million and $0.8 million, respectively of non-recurring costs related to an information technology project.  The remaining increase relates primarily to expenses that fluctuate with sales such as commissions.

During the nine-month period ended September 30, 2004 we incurred restructuring costs of $7.2 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $0.6 million and $0.5 million for the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively.  Also included in restructuring charges for the nine-month period was approximately $2.6 million of severance costs related to reorganizing the domestic workforce to improve efficiency and productivity.

Reorganization items for the five-month period ended May 31, 2003 were $15.7 million, consisting of $15.0 million of professional fees, $0.3 million paid under the key employee retention program, and $0.4 million of other reorganization costs.

Interest expense for the first nine months of 2004 was $15.7 million, which compares to $5.8 million and $8.8 million for the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively.  The difference results primarily from an increase in long-term debt since our reorganization in May 2003.

An income tax provision of $6.4 million was recorded on a pretax loss of $8.4 million for the nine months ended September 30, 2004.  An income tax provision of $1.9 million was recorded on a pretax loss of $0.6 million for the four months ended September 30, 2003 and an income tax provision of $2.9 million was recorded on pretax income of $571.9 million for the five months ended May 31, 2003. The income tax provision for these periods primarily relates to income generated in certain foreign jurisdictions. The income tax provision for the nine months ended September 30, 2004 and the four months ended September 30, 2003 differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses. The income tax provision for the five months ended May 31, 2003 differs from that determined by applying the U.S. federal statutory rate primarily due to the gain recognized on the reorganization and adoption of fresh-start accounting, nondeductible expenses and the disallowance of losses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Primarily as a result of the increase in sales, operating activities used $29.8 million of cash during the first nine months of 2004, compared to $0.8 million and $3.4 million of cash used during the four months ended September 30, 2003 and the five months ended May 31, 2003, respectively. Operating assets and liabilities used $36.1 million of cash during the nine-month period ended September 30, 2004, compared to $9.6 million used in the four months ended September 30, 2003 and $2.8 million provided in the five months ended May 31, 2003.

•                  Accounts receivable used $5.3 million of cash during the nine months ended September 30, 2004, compared to $5.1 million provided during the four months ended September 30, 2003 and $1.5 million used in the five months ended May 31, 2003. The increase in accounts receivable during the nine months ended September 30, 2004 results from higher sales.

•                  Inventories used $28.8 million of cash through the first three quarters of 2004, as compared to $0.5 million provided in the four months ended September 30, 2003 and a $5.7 million use of cash in the five months ended May 31, 2003.  The increase in inventory during the first nine months of 2004 results primarily from an increase in demand, required safety stock levels at two of our U.S.

production facilities that we consolidated, and a temporary increase in stock levels as part of our initiative to improve delivery performance.

•                  Accounts payable provided $1.8 million of cash in the first nine months of 2004, which compares to cash used of $3.7 million during the four months ended September 30, 2003 and $3.3 million provided in the five months ended May 31, 2003. A general improvement in payment terms has contributed to the increase in payables.

•                  Accrued and other liabilities used $3.9 million of cash in the first nine months of 2004, compared to cash used of $9.7 million during the four months ended September 30, 2003 and cash provided of $5.1 million used in the five months ended May 31, 2003.  Included in the $3.9 million of cash used in the first nine months of 2004 was approximately $3.5 million paid to our unsecured creditors.  Our reorganization plan called for a total of $7.5 million to be paid to the unsecured creditors, of which $4.9 million has been paid from the Effective Date through September 30, 2004.  We anticipate the remaining amount owed to the unsecured creditors will be paid over the next 15 months.

•                  Accrued interest increased $2.7 million in the first nine months of 2004 and relates primarily to our senior subordinated notes.

Capital expenditures were $14.5 million during the nine months ended September 30, 2004, which is $7.1 million more than was spent during the same period last year partly as a result of purchasing certain assets that had been deferred.  Capital expenditures in the first nine months of 2003 were lower due in part to our reorganization.

Financing activities provided $34.7 million of cash during the first nine months of 2004 compared to cash provided of $2.3 million during the four months ended September 30, 2003 and $2.9 million in the five month ended May 31, 2003.  Net borrowings were $41.9 million for the nine months ended September 30, 2004 compared to $3.5 million during the four months ended September 30, 2003 and $3.3 million in the five months ended May 31, 2003.  The increase in borrowings was used primarily to fund working capital requirements.

Liquidity

Our principal uses of cash will be capital expenditures, working capital and debt service requirements.  We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Working Capital Facility (as described below.)

Senior Subordinated Notes

On February 5, 2004, we completed a private placement of $175.0 million in aggregate principal of 9¼% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20.0 million of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to our GECC credit agreement (the “Credit Agreement”), were used to repay all outstanding borrowings under the existing $180.0 million senior term loan facility and to reduce amounts outstanding under the Credit Agreement. In May, for the purpose of an exchange offer, we registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  We completed the exchange offer in the second quarter and over 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9¼% per annum and is payable semiannually in arrears on February 1 and August 1.

Credit Agreement

The Credit Agreement consists of the Term Loan and a $50.0 million revolving credit facility (the “Working Capital Facility”).  Up to $20.0 million of the Working Capital Facility may be used for letters of credit.  Actual borrowing availability is subject to a borrowing base calculation, which is equal to 1.5 times Adjusted EBITDA.  The Credit Agreement defines Adjusted EBITDA as 100% of the EBITDA for us and our domestic subsidiaries plus 65% of the EBITDA of our Canadian subsidiaries.  EBITDA is defined in the Credit Agreement as net income less income tax credits, interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, the accrual net of any payments in cash related to net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $10.0 million in the aggregate, the non-cash portion of any expense or loss attributable to any interest rate agreement or arrangement permitted under the Credit Agreement prior to the termination or expiration of such agreement or arrangement, and $8.9 million of non-cash reserves recorded at December 31, 2003 related to the implementation of a revised reserve methodology for inventory and accounts receivable and implementation of an additional accrual for warranty obligations. Availability under the Working Capital Facility may also be limited if we fail to meet certain levels of Adjusted EBITDA. Borrowings under the Term Loan and the Working Capital Facility accrue interest, at our option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate (“LIBOR”) plus 3.25%, in the case of LIBOR loans. Unused portions of the Working Capital Facility are charged 75 basis points as of September 30, 2004. The Credit Agreement is secured by substantially all of the assets of our domestic subsidiaries, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries.  The Credit Agreement contains financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions.  As of September 30, 2004, we had borrowed $17.4 million and issued letters of credit totaling $11.2 million under the Working Capital Facility.  We had availability of $17.8 million under the Working Capital Facility at September 30, 2004. The Working Capital Facility terminates on May 23, 2006.  The Term Loan matures on December 31, 2008 and requires quarterly amortization payments totaling $4.0 million in 2005, $5.0 million in 2006, $5.0 million in 2007 and $6.0 million in 2008.

On November 5, 2004,  we entered into an amendment to the Credit Agreement which modified certain financial covenants and reduced permissible funded indebtedness of our foreign subsidiaries.

Second-Lien Facility

The Second-Lien Facility is secured by a second lien on substantially all of our assets.  On November 5, 2004, the Second-Lien Facility was amended to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility accrues interest at our option, at LIBOR plus 6.00% or an alternative base rate (the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00%) plus 5.00%.  The Second-Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants.

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

Payments Due by Period

(Amounts in thousands)

		Remaining				2008 and
Contractual Obligations	Total	2004	2005	2006	2007	Beyond

Long-term debt	$240,590	$25,951	$24,000	$5,000	$5,000	$180,639
Capital leases	30,449	1,335	4,187	3,327	2,869	18,731
Operating leases	25,107	1,346	4,830	3,931	3,322	11,678
Purchase obligations	24,062	5,125	10,479	4,223	4,217	18
Total	$320,208	$33,757	$43,496	$16,481	$15,408	$211,066

The amounts shown for capital leases include the effective interest expense component which was $10.9 million at September 30, 2004. Our purchase obligations relate primarily to inventory purchase commitments. At September 30, 2004, we had issued letters of credit totaling $11.2 million under our Working Capital Facility.

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

Item 4.  Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of management, evaluated our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded our disclosure controls and procedures were, as of September 30, 2004, (i) designed to ensure that material information relating to us and our consolidated subsidiaries is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been changes in our internal control over financial reporting that occurred during our nine months ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Other Information

On November 5, 2004, The Company and certain of its affiliates executed the Fourth Amendment to its Amended and Restated Credit Agreement which increased permissible capital expenditures in 2005 and 2006 and modified certain financial covenants.  On the same date, the Company executed an amendment to the Second Lien Facility to extend its maturity to July 22, 2005 and modify a financial covenant.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.  Exhibits

4.1                                 Fourth Amendment dated as of September 30, 2004 to Amended and Restated Credit Agreement among Thermadyne Industries, Inc., certain of its affiliates, General Electric Capital Corporation as agent and lender and the lenders party thereto.

4.2                                 Amendment No 1 and Agreement dated as of September 30, 2004 to the Second Lien Credit Agreement among Thermadyne Industries, Inc., certain of its affiliates and Credit Suisse First Boston as administrative and collateral agent and the lenders party thereto.

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

Date: November 9, 2004