Form 10-K
period 2004-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2005-03-31
CIK 850660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23378

Thermadyne Holdings Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware	74-2482571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
16052 Swingley Ridge Road, Suite 300 Chesterfield, Missouri	63017
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code:

(636) 728-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, par value $0.01 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $186,992,000 based on the closing sales price of the Common Stock on June 30, 2004.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,313,973 shares of Common Stock, outstanding at March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2005 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following:

(a)          general economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

(b)         the cyclicality and maturity of the cutting and welding market;

(c)          the effects to our business of economic conditions, such as fluctuations in the cost of raw materials and energy, the substitution of plastic and other materials in place of fabricated metals and the trend towards offshore production of fabricated metal products;

(d)         consolidation within our customer base and the resulting increased concentration of our sales;

(e)          pricing and product actions taken by our competitors;

(f)            ability to retain our significant customers;

(g)          customers’ perceptions of our financial condition relative to that of our competitors, particularly in light of our emergence from Chapter 11 bankruptcy proceedings in May 2003;

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

(p)         our ability to attract and retain qualified management personnel, and;

(q)         the need to refinance a portion of our outstanding indebtedness.

(r)           consistent application of U.S. generally accepted accounting principles at our smaller international locations.

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

PART I

Item 1.   Business

General

We are a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication, and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and we have well established and widely recognized brands. We were incorporated in Delaware in 1987. Our shares are traded on The OTC Bulletin Board, and as of March 1, 2005, we had an equity market capitalization of approximately $190.9 million (based on a closing share price of $14.34 and 13.3 million shares outstanding).

Reorganization and Basis of Presentation

On May 23, 2003 (the “Effective Date”), we consummated our plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and completed a comprehensive financial restructuring (the “Restructuring”). We have accounted for the Restructuring using the principles of “fresh-start” accounting as required by the American Institute of Certified Public Accountants’ Statement of Position No. 90-7, entitled “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of SOP 90-7, our financial results for periods ending prior to June 1, 2003 and ending after May 31, 2003 include two different bases of accounting, and accordingly, the operating results and cash flows of the Reorganized Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements, references to the “Predecessor Company” refer to periods prior to June 1, 2003 (the first day of the calendar month following the month in which we emerged from bankruptcy), and references to the “Reorganized Company” refer to periods subsequent to May 31, 2003. The Reorganized Company’s financial statements are not comparable to the Predecessor Company’s financial statements.

Our Principal Products and Markets

We design, manufacture and sell products in five categories: (1) gas apparatus and related consumables (34.9% of sales in 2004); (2) arc welding equipment (17.8%); (3) arc welding accessories and consumables (30.4%); (4) plasma and automated cutting equipment and related consumables (15.0%); and (5) other (1.9%).

Our gas apparatus products include gas-operated cutting and welding torches and gas flow and pressure regulation equipment sold under the Victor, Cigweld, Turbo Torch and Firepower brands and typically range in price from $50 to $300. We also sell consumables, including tips, nozzles and replacement parts for our gas apparatus products. Gas torches use a mixture of oxygen and fuel gas (typically acetylene) to produce a high-temperature flame that is used to cut, heat or weld steel. Gas torches are typically used in steel fabrication operations such as shipbuilding and the construction of oil refineries, power plants and manufacturing facilities, as well as for welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities. Lighter-duty gas torches are also used by the plumbing, refrigeration and heating, ventilation and air conditioning industries. Gas flow and pressure regulation equipment is used to control the pressure and flow of most industrial and specialty gases, including gases used in the welding, process control and electronics industries. We believe we are among the largest manufacturers of gas apparatus products in the United States based on our annual unit sales.

Our arc welding equipment includes inverter and transformer-based electric arc, plasma and engine-driven power supplies sold under the Thermal Arc, Firepower, Cigweld and GenSet brands. Our inverter and transformer-based electric arc power supplies typically range in price from $1,000 to $3,000. Our plasma welding and engine-driven power supplies typically range in price from $4,000 to $6,000 and from $1,500 to $5,000, respectively. Arc welding uses an electric current to melt either wire or electrodes (referred to as filler metals) to join two pieces of metal. The electric current is generated by the power supply and applied to the filler metal using an arc welding accessory, such as a welding gun. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs.

Our arc welding accessories and consumables include automatic and semiautomatic welding guns and related consumable parts, ground clamps, electrode holders, cable assemblies and various wires and electrodes used primarily in welding and hardfacing applications. Our arc welding guns are sold under the Tweco, Arcair and Cigweld brands and are designed to be used with our arc welding power supplies, as well as those of our competitors. Our arc welding guns typically range in price from $90 to $350. Arc welding guns are used to apply the current to the filler metal used in welding, are typically handheld and require regular replacement of consumable parts as a result of wear and tear, as well as their proximity to intense heat. Our hardfacing products are sold under the Stoody brand and include iron-based, cobalt-based and nickel-based wire and electrodes that are deposited as protective overlays on softer metals by various welding processes. This “hardfacing” or “surface” treatment creates a more resistant surface for the component, thereby increasing its useful life. Our hardfacing products typically range in price from $0.75 to $3.00 per pound and are used by businesses that manufacture or operate earth moving equipment, agricultural tools, crushing components and steel mill rolls, as well as in other applications where metal is exposed to external wear factors. We believe we are among the largest manufacturers of arc welding guns and hardfacing products in the United States, in each case based on our annual unit sales.

Our plasma and automated cutting equipment includes power supplies, torches and related consumable parts sold under the Thermal Dynamics brand, consumable parts sold primarily to original equipment manufacturers under private-label programs and cutting tables sold under the C&G Systems brand. Our plasma torches typically range in price from $300 to $600. Our power supplies and cutting tables typically range in price from $1,200 to $15,000 and from $16,000 to $60,000, respectively. Plasma cutting uses an electric current to create a high-temperature plasma arc capable of cutting metal. The current is generated by a power supply, and the plasma arc is applied to the metal being cut using a torch. We believe plasma cutting is one of the fastest-growing technologies for cutting metal. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Plasma cutting also permits metal cutting using only compressed air and electricity. Plasma cutting systems are used in the fabrication and repair of both steel and nonferrous metal products, including automobiles and related assemblies, appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. We believe we are among the largest producers of plasma cutting equipment in the United States, based on our annual unit sales.

We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc., Praxair, Inc., Linde Gas, a division of Linde AG and The BOC Group plc, as well as a large number of other distributors. In 2004, our sales to customers in the United States represented 52.4% of our sales and no individual customer accounted for more than 10% of sales.

We conduct our operations through the following subsidiaries:

Victor—Oxy-Fuel Gas Products.

Victor Equipment Company, or Victor, was founded in 1913 and has plants in Denton, Texas and Hermosillo, Mexico. Victor is among the leading U.S. manufacturers of gas-operated cutting and welding torches and gas flow and pressure regulation equipment. Victor’s torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end users in the process control, electronics and other industries. Victor also supplies a wide range of medical regulation equipment serving the oxygen therapy market, including home health care and hospitals.

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

Victor sells its lighter-duty products to end-user customers principally engaged in the plumbing, refrigeration and heating, ventilation and air-conditioning industries. The relative mobility, ease of use and low price of Victor torches make them suitable for a wide variety of uses.

Tweco—Electric Arc Products and Arc Gouging Systems.

Tweco Products, Inc., or Tweco, currently has plants in Denton, Texas and Hermosillo, Mexico. Tweco, founded in 1936, manufactures a line of arc welding replacement parts and accessories, including electrode holders, ground clamps, cable connectors, terminal connectors and lugs and cable splicers and a variety of automatic and semiautomatic welding guns and cable assemblies utilized in the arc welding process. Tweco’s end users are primarily engaged in the manufacture or repair and maintenance of transportation equipment, including automobiles, trucks, aircraft, trains and ships; the manufacture of a broad range of machinery; and the production of fabricated metal products, including structural metal, hand tools and general hardware.

Tweco is among the leading domestic manufacturers of MIG welding guns. The MIG process is an arc welding process utilized in the fabrication of steel, aluminum, stainless steel and other metal products and structures. In the MIG process, a small- diameter consumable electrode wire is continuously fed into the arc. The welding arc area is protected from the atmosphere by a “shielding” gas. The welding guns and cable assemblies manufactured by Tweco carry the continuous wire electrode, welding current and shielding gas to the welding arc. Tweco manufactures a line of robotic welding accessory products. This accessory line includes a robotic torch, a robotic deflection mount, a robotic cleaning station, robotic arms and an anti-splatter misting system.

Tweco manufactures manual stick electrode holders, ground clamps and accessories used for the manual stick welding process. Manual stick welding is one of the oldest forms of welding and is used in construction, out of position and remote applications for general repair, maintenance and fabrication work.

Through its Arcair product line, Tweco manufactures equipment and related consumable materials for “gouging,” a technique that liquefies metal in a narrow groove and then removes it using compressed air. Gouging products are often used in joint preparation prior to a welding process. Numerous other applications exist for these gouging systems, such as removal of defective welds, removal of trim in foundries and repair of track, switches and freight cars in the railroad industry. Tweco also manufactures a line of underwater welding and gouging equipment.

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

Thermal Dynamics—Plasma Arc Cutting Products.

Thermal Dynamics Corporation, or Thermal Dynamics, founded in 1957 and located in West Lebanon, New Hampshire, developed many of the early plasma cutting systems and maintains its position as a major manufacturer of plasma cutting systems and replacement parts. Thermal Dynamics’ product line ranges from portable 12-amp units to large 1,000-amp units. Thermal Dynamics’ end users are engaged primarily in fabrication and repair of sheet metal and plate products found in fabricated structural steel and nonferrous metals, automotive products, appliances, sheet metal, heating, ventilation and air conditioning, general fabrication, shipbuilding and general maintenance.

Cigweld—Electric Arc Products, Oxy-Fuel Products, Filler Metals, Gas Control Products and Safety Products.

Cigweld is located in Melbourne, Australia, and has two plants in Kuala Lumpur, Malaysia. Cigweld, founded in 1922, is among the leading Australian manufacturers of gas equipment and welding products. Cigweld manufactures arc welding power supplies for both automatic and manual arc welding markets. The Cigweld range of automatic welding equipment includes packages specifically designed for particular market segments. End users of these products include the rural market and automobile repair, metal fabrication, shipbuilding, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

Cigweld manufactures a range of consumable products (filler metals) for manual and automatic arc and gas welding. Our range of manual arc electrodes includes over 50 individual electrodes for different applications. Cigweld markets its manual arc electrodes under such brand names as Satincraft, Weldcraft, Ferrocraft®, Alloycraft®, Satincrome, Cobalarc®, Castcraft and Weldall®. For automatic and semiautomatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, sold principally under the Autocraft®, Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc® brand names. For gas welding, Cigweld manufactures and supplies approximately 40 individual types of wires and solders for use in various applications. Cigweld manufactures its filler metals to meet standards appropriate for their intended use, with the majority of products approved by agencies such as Lloyd’s Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

Cigweld manufactures a comprehensive range of equipment for gas welding and cutting and ancillary products such as gas manifolds, gas regulators and flow meters. Gas welding and cutting equipment is sold in kit form or as individual products. Kits are manufactured for various customer groups and their components include combinations of oxygen and acetylene regulators, blowpipes, cutting attachments, mixers, welding and heating tips, cutting nozzles, roller guides, twin welding hoses, goggles, flint lighters and tip cleaners, combination spanners and cylinder keys. In addition to its kits, Cigweld manufactures and distributes a complete range of gas equipment, including a range of blowpipes and attachments, regulators

(for oxygen, acetylene, argon and carbon dioxide), flashback arrestors, cutting nozzles, welding and heating tips, hoses and fittings, gas manifolds and accessories.

Cigweld also manufactures a range of gas control equipment including specialty regulators (for use with different gases, including oxygen, acetylene, liquefied petroleum gas, argon, carbon dioxide, nitrogen, air, helium, hydrogen, carbon monoxide, ethylene, ethane and nitrous oxide), manifold systems, cylinder valves and spares and natural gas regulators. Cigweld’s gas control products are primarily sold to gas companies.

Cigweld manufactures and distributes a range of safety products for use in welding and complementary industries. The product range includes welding helmets and accessories, respirators and masks, breathing apparatus, earmuffs and earplugs, safety spectacles, safety goggles and gas welding goggles and face shields.

Medical products are also manufactured by Cigweld in its manufacturing plant in Melbourne, Australia. These products are sold through distributors in the Australian market and exported through third-party distributors and related entities. The product range includes regulators, flow meters, suction units, oxygen therapy and resuscitation and outlet valves for medical gas systems.

Stoody—Hardfacing Products.

Stoody Company, or Stoody, founded in 1921 and located in Bowling Green, Kentucky, is a well-recognized world-wide name in the development and manufacture of hardfacing welding wires, electrodes and rods. While Stoody’s primary product line is iron-based welding wires, Stoody also participates in the markets for cobalt-based and nickel-based electrodes, rods and wires, which are essentially protective overlays deposited on softer base materials by various welding processes. This procedure, referred to as “hardfacing” or “surface treatment,” adds a more resistant surface, thereby increasing the component’s useful life. Lower initial costs, the ability to treat large parts and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear- resistant components. Industries utilizing earthmoving equipment, agricultural tools, crushing components and steel mill rolls and industries utilizing virtually any application where metal is exposed to external wear factors are the primary users of hardfacing applications.

Thermal Arc—Arc Welders, Plasma Welders and Wire Feeders.

In 1997, the inverter and plasma arc welder business of Thermal Dynamics and the welding division of Prestolite Power Corporation were combined to form Thermal Arc, Inc., or Thermal Arc. Previously located in Troy, Ohio, Thermal Arc’s production was relocated to our facility in Malaysia during 2004, and its warehouse and administrative functions moved to our Bowling Green, Kentucky location. Thermal Arc designs and sells a full line of inverter and transformer-based electric arc welders, plasma welders, engine-driven welders and wire feeders. Thermal Arc products are sold for construction, industrial and automated applications and have a large and diverse user base.

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

GenSet—Engine-Driven Welders and Generators.

GenSet S.p.A., or GenSet, acquired in January 1997 and located in Pavia, Italy, commenced operations in 1976 with the production of small generator sets. In 1976, GenSet developed its first engine-driven welder and in 1977 obtained its first patent for the synchronous alternator designed for welding purposes. GenSet now offers a full range of technologically advanced generators and engine-driven welders that are sold throughout the world. These products are used both where main power is not available and for standby power where continuous power supply is a key requirement.

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

Victor Brazil primarily serves the Latin American market. The oxy-fuel product line is very competitive in the region and offers the customer a broad range of gas cutting and welding equipment items. Metal fabricators of all sizes, including those in shipbuilding, steel construction, machinery manufacturing, pressure vessel production and steel mills, use the industrial oxy-fuel products. Hospitals, home health care and doctors’ offices also use the medical oxy-fuel products.

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

Tec.Mo—Plasma and Laser Cutting Replacement Consumables.

Tec.Mo, located in Bologna, Italy, manufactures consumable parts for both plasma and laser cutting systems. Tec.Mo has a full line of replacement parts for over 20 different manufacturers’ products.

OCIM—Electric Arc Welding Accessories.

OCIM, located in Milan, Italy manufactures a complete line of MIG welding torches, TIG torches and robotic MIG arc welding torches. In addition to its full line of torches, it manufactures consumable parts for these accessories, as well as a full line of robotic arc welding accessories.

Recent Developments

On February 5, 2005, we received approvals to establish a new wholly-owned subsidiary in China as well as a joint venture with a Chinese manufacturer of gas equipment. The formation of these entities supports our initiatives to expand into China and other key international markets as well as adding local Chinese engineering resources to assist with our global sourcing efforts. Our Chinese partner in the joint venture has a well established distribution network that will help the joint venture sell locally-made, Thermadyne branded products. With regards to our wholly-owned subsidiary, we are in the process of building our engineering and sourcing teams, which will be led by experienced Thermadyne managers.

International Business

We had aggregate international sales of approximately $229.7 million, $122.1 million, $77.6 million, and $166.2 million for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002, respectively, or approximately 48%, 49%, 46%, and 41%, respectively, of our net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” Our international sales consist of (a) export sales of our products manufactured at U.S. manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through our overseas field representatives, and (b) sales of our products manufactured at international manufacturing facilities and sold by our foreign subsidiaries.

Sales and Marketing

In 2004, our Brand Management Group, which was formed in 2003, added to its U.S. responsibilities the role to lead our product and marketing globalization efforts by coordinating resources within our international businesses. Brand Management now oversees all marketing activities, including brand and product management, strategic product pricing, promotion and marketing communications. Brand Management is also responsible for research and development, technical service, application support and product training for all of our brands.

U.S. sales are organized based upon our two primary channels, the industrial channel, which includes national, regional and local welding distributors and wholesalers, and the specialty markets channel, which includes mass merchandisers, automotive after-market, catalogs, farm and fleet, heating, ventilation and air conditioning, plumbing and medical home health care distributors. The industrial channel comprises approximately 87% of U.S. sales, while specialty markets account for approximately 13%.

Prior to 2003, the industrial channel was serviced by a separate sales force for each of our principal brands. In 2003, we consolidated these separate groups into one industrial sales force with two areas and ten regions. In 2004, a second consolidation merged the sales organizations of the U.S. and Canada, creating nine industrial region and 55 industrial districts. One Vice President of Industrial Sales now manages all industrial sales in the U.S. and Canada. Each region has a Regional Manager, who is responsible for the entire region’s sales. Within each region, District Managers manage sales and distribution in the multiple districts. Each district also has a Technical and Training Manager, who is responsible for supporting the region with training and technical expertise. In addition, we have a National Accounts group that supports the sale of all of our products to major distributors and wholesalers.

Our own sales representatives, as well as independent manufacturing representatives that carry various product lines, such as heating, ventilation and air conditioning and medical products, service the specialty markets channel.

Distribution

We distribute our cutting and welding products in the United States through approximately 1,100 independent cutting and welding products distributors with over 2,800 locations that carry one or more of our product lines. We maintain relationships with these distributors through our sales force, which represents all domestic product lines. We distribute our products internationally through our sales force, independent distributors and wholesalers.

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

We also purchase certain products that we either use in our manufacturing processes or resell. These products include electronic components, circuit boards, semiconductors, motors, engines, pressure gauges, springs, switches, lenses, forgings and chemicals. Certain of our products are purchased from international sources and thus our cost can be affected by foreign currency fluctuations. We believe our sources of such products are adequate to meet foreseeable demand at acceptable prices.

Research and Development

We have development engineering groups for each of our product lines that primarily conduct process and product development to meet market needs. As of December 31, 2004, we employed 75 people in our development engineering groups, most of whom are engineers. Development engineering costs consist primarily of salaries, project expenses and benefits of engineering personnel. Our development engineering costs are not material to our financial condition or results of operations.

Competition

We compete in a competitive market with our competition split into three types of competitors: (1) three full-line welding equipment and filler metal manufacturers (Lincoln Electric Company, ESAB, a subsidiary of Charter PLC, and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single-line brand-specific competitors; and (3) a number of low-priced small niche competitors. Our large competitors offer a wide portfolio of product lines with a heavy emphasis on filler metals and welding power supplies and a core line of niche products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers’ discretionary purchases.

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

We believe we compete successfully through the strength of our brands, by focusing on technology development and offering industry-leading products in our niche product areas. We deliver our products through a technically specialized sales force that focuses on meeting end users’ needs and through a generalist sales force focused on program selling to meet our distributors’ needs.

Employees

As of December 31, 2004, we employed 3,036 people, 1,016 of whom were engaged in sales, marketing and administrative activities, and 2,020 were engaged in manufacturing activities. None of our U.S. workforce is represented by labor unions while approximately 82% of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

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

Internet Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site (www.thermadyne.com) as soon as reasonably practicable after we electronically file the materials with or furnish them to the Securities and Exchange Commission.

Item 2.   Properties

We operate 13 manufacturing facilities in the United States, Italy, Brazil, Malaysia, Australia and Mexico. All domestic facilities, leases and leasehold interests are encumbered by first priority liens securing our obligations under our Amended Credit Agreement and Second-Lien Facility. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.

We lease a 16,109 square-foot facility located in St. Louis, Missouri that houses our executive offices, as well as most of our centralized services.

The following table describes the location and general character of our principal properties:

Subsidiary/Location of Facility	Building Space/Number of Buildings
Thermal Dynamics/West Lebanon, New Hampshire	156,200 sq. ft./5 buildings (office, manufacturing, sales training)
Victor and Tweco/Denton, Texas	222,403 sq. ft./4 buildings (office, manufacturing, storage, sales training center)
Victor Brazil/Rio de Janeiro, Brazil	200,000 sq. ft./6 buildings (office, manufacturing, warehouse)
Thermadyne Canada/Oakville, Ontario, Canada	48,710 sq. ft./1 building (office, warehouse)
Cigweld Malaysia/Selangor, Malaysia	127,575 sq. ft./1 building (office, warehouse)
Thermadyne Australia/Melbourne, Australia	273,425 sq. ft./2 buildings (office, manufacturing, storage, research)
Cigweld Indonesia/Jakarta, Indonesia	52,500 sq. ft./1 building (office)
Cigweld Malaysia/Kuala Lumpur, Malaysia	60,000 sq. ft./1 building (office, manufacturing)
C&G Systems/Itasca, Illinois	38,000 sq. ft./1 building (office, manufacturing)
Stoody and Thermal Arc/Bowling Green, Kentucky	215,000 sq. ft./2 buildings (office, manufacturing, warehouse)
GenSet/Pavia, Italy	211,651 sq. ft./2 buildings (office, manufacturing, warehouse)
GenSet/Pavia, Italy	44,326 sq. ft./1 building (manufacturing)
OCIM/Milan, Italy	24,757 sq. ft./2 buildings (office, manufacturing)
Tec.Mo/Bologna, Italy	27,276 sq. ft./2 buildings (office, manufacturing)
Victor De Mexico and Tweco de Mexico/Sonora, Mexico	178,013 sq. ft./1 building (office, manufacturing)
Thermadyne Industries/Chino, California	30,880 sq. ft./1 building (warehouse)
Victor and Tweco/Alliance, Texas	278,333 sq. ft./1 building (warehouse, manufacturing)
Thermadyne S.A. Pty. Ltd./South Africa	26,000 sq. ft./9 buildings (distribution, office, warehouse)
Maxweld & Braze/South Africa	8,000 sq. ft./1 building (office, warehouse)
Thermadyne Plant Rental/South Africa	9,135 sq. ft./6 buildings (office, warehouse)

All of the above facilities are leased, except for the facilities located in Melbourne, the larger facility in Pavia and the facility in Rio de Janeiro, which are owned. We also have additional assembly and warehouse facilities in the United Kingdom, Italy, Japan, Singapore, Mexico, Brazil, South Africa and Australia.

Item 3.   Legal Proceedings

Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and employee health and safety. We are currently not aware of any citations or claims filed against us by any local, state, federal and foreign governmental agencies, which, if successful, would have a material adverse effect on our financial condition or results of operations.

As an owner or operator of real property, we may be required to incur costs relating to remediation of properties, including properties at which we dispose waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. We are aware of environmental conditions at certain properties which we now own or lease or previously owned or leased, which are undergoing remediation. We do not believe the cost of such remediation will have a material adverse effect on our business, financial condition or results of operations.

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

We and certain of our wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on our financial condition or results of operations. At December 31, 2004, we and certain of our wholly owned subsidiaries are co-defendants and have been served in 84 cases alleging manganese-induced illness. Most of these cases involve claims by multiple plaintiffs. In each instance, a large number of defendants were sued. The claimants allege manganese-induced illness and seek compensatory and, in most instances, punitive damages, of usually unspecified amounts. The claimants allege that exposure to manganese contained in welding consumables caused adverse neurological conditions. While there is uncertainty relating to any litigation, after considering recorded liabilities, we do not believe that the outcome of such litigation will have a material adverse effect on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of 2004.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Predecessor Company’s Common Stock began trading on The Nasdaq National Market (“NASDAQ”) on May 17, 1994. On October 15, 1998, the NASDAQ delisted the Common Stock. Following its delisting from NASDAQ, the Common Stock traded on The OTC Bulletin Board. Trading was halted briefly for our Common Stock on The OTC Bulletin Board as the Common stock of our Predecessor Company was cancelled and the new Common Stock issued pursuant to the Bankruptcy began trading on May 30, 2003 under the symbol “THMD.” The following table shows, for the periods indicated, the high and low closing sale prices of a share of the new Common Stock for the last three quarters of fiscal year 2003 and for fiscal year 2004, as reported by published financial sources.

	Closing Sale Price($)
	High	Low
2003
Second Quarter (May 30 - June 30)	14.00	10.50
Third Quarter	12.50	9.68
Fourth Quarter	13.10	9.50
2004
First Quarter	16.40	12.35
Second Quarter	15.05	12.39
Third Quarter	15.05	11.00
Fourth Quarter	13.00	10.50

On March 1, 2005, the last reported sale price for our Common Stock as reported by published financial sources was $14.34 per share. As of March 1, 2005 there were approximately 207 holders of record of our Common Stock.

We have historically not paid any cash dividends on our Common Stock, and we do not have any present intention to commence payment of any cash dividends. We intend to retain earnings to provide funds for the operation and expansion of our business and to repay outstanding indebtedness. Our debt agreements contain certain covenants restricting the payment of dividends on or repurchases of Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 6.   Selected Financial Data

The selected financial data as of and for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and each of the years in the three-year period ended December 31, 2002 set forth below has been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein.

	Reorganized Company		Predecessor Company
	Fiscal	Seven	Five
	Year	Months	Months
	Ended December 31,	Ended December 31,	Ended May 31,	Fiscal Year Ended December 31,
	2004	2003	2003	2002	2001	2000
	(In millions, except per share data)
Operating Results Data:
Net sales	$482.6	$250.3	$169.6	$407.7	$431.5	$500.9
Cost of goods sold	335.8	179.8	109.1	261.6	290.3	318.8
Selling, general and administrative expenses	124.2	68.6	43.8	106.7	110.5	114.7
Amortization of intangibles	3.4	2.4	0.3	0.8	2.0	26.4
Net periodic postretirement benefits	2.3	1.5	0.5	1.2	1.1	1.1
Restructuring costs	8.8	1.9	0.5	—	1.5	30.3
Operating income (loss)	8.1	(3.8)	15.3	37.4	26.1	9.6
Interest expense(3)	21.8	9.6	8.8	22.6	76.4	81.4
Amortization of deferred financing costs	1.4	0.3	—	—	4.4	3.3
Other expense (income), net	3.5	0.1	1.0	3.8	0.9	(0.3)
Reorganization items	—	—	15.7	23.9	(6.7)	—
Gain from reorganization and fresh-start accounting	—	—	(582.1)	—	—	—
Net Income (loss)	(24.0)	(17.6)	569.0	(16.0)	(51.5)	(106.6)
Income (loss) per share applicable to common shares:
Basic	(1.80)	(1.32)	158.47	(4.44)	(16.78)	(32.04)
Diluted	(1.80)	(1.32)	158.47	(4.44)	(16.78)	(32.04)
Consolidated Balance Sheet Data (Period end):
Working capital(1)	$103.3	$107.2	$133.5	$139.3	$137.4	$83.4
Total assets	601.9	509.5	308.6	297.6	310.4	317.9
Total debt(2)	245.7	218.4	815.8	809.3	808.7	753.9
Total shareholders’ equity (deficit)	155.6	172.2	(751.1)	(743.7)	(725.1)	(658.4)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$(13.4)	$13.6	$(3.4)	$10.7	$5.1	$(4.9)
Net cash used in investing activities	(14.8)	(8.1)	(4.1)	(9.4)	(15.3)	(16.5)
Net cash provided by (used in) financing activities	18.0	(1.5)	2.9	1.3	14.6	18.5
Other Data:
Depreciation and amortization	25.4	16.3	6.4	17.8	19.0	41.7
Capital expenditures	16.1	8.1	4.1	9.4	15.3	18.7

(1)          Amounts for 2001 and 2002 and as of May 31, 2003 exclude liabilities subject to compromise.

(2)          Amounts for 2001 and 2002 and as of May 31, 2003 include approximately $776.0 million, $778.7 million and $782.1 million, respectively, classified as “liabilities subject to compromise.”

(3)          The Company ceased accruing for interest expense for certain pre-petition long-term obligations upon filing for relief under Chapter 11 of the Bankruptcy Code on November 19, 2001.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Demand for our products is highly cyclical because many of the end users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are directly related to the level of production in these end user industries.

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

For the year ended December 31, 2004, approximately 52.4% of our sales were made to customers in the United States. The majority of our international sales are denominated in the local currency of the country of origin of the sale.

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

Key performance measurements we use to manage the business include orders, sales, operating expenses and efficiencies, inventory, fill-rates and other working capital components which provide key indicators of business trends. The timing of these measurements varies, but may be daily, weekly and monthly depending on the need for management information and the availability of data.

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

We emerged from bankruptcy on May 23, 2003. As a result of the U.S. Bankruptcy Court’s confirmation order of April 3, 2003, which approved our plan of reorganization, our total debt was reduced to approximately $220.0 million, as compared to approximately $800.0 million in debt and $79.0 million in preferred stock outstanding on November 19, 2001. In connection with our emergence from bankruptcy, we issued $180.0 million of notes under a new senior secured term loan facility, 13.3 million shares of new common stock, 1,157,000 Series A Warrants, 700,000 Series B Warrants and 271,429 Series C Warrants in consideration for the cancellation of certain pre-petition claims and concurrently entered into a new $50.0 million senior secured revolving credit facility.

Under the Plan of Reorganization, General Unsecured Creditors (Class 4) are entitled to distributions of cash equal to the lesser of (1) a holder’s pro rata share of $7.5 million and (2) 50 percent of such holder’s claim (estimated by us to provide a recovery on such claims of 30% to 37% of the amount of such claims). We have made distributions of $4.9 million of such amounts through December 31, 2004.

Refinancing

On February 5, 2004, we completed the placement of $175.0 million aggregate principal amount of 9 1/4% senior subordinated notes due 2014. We refer to these notes as the Senior Subordinated Notes. Also on February 5, 2004, we finalized an amendment and restatement to our existing credit facility to modify certain financial covenants and other restrictions to provide us with additional financial flexibility and to provide a $20.0 million term loan, which we refer to as the Term Loan. The amended and restated credit facility is referred to as the Credit Agreement. We refer to these two transactions as the Refinancing. The proceeds from the Refinancing were used to repay the $180.0 million of term loans issued in connection with the Plan of Reorganization, reduce amounts outstanding under our revolving credit facility and pay fees and expenses related to the Refinancing.  For a description of our existing credit facility, see “Liquidity and Capital Resources”. In May 2004, for the purpose of an exchange offer, we registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933. We completed the exchange offer in the second quarter of 2004, and over 99% of the original notes were exchanged for the registered notes.

On July 29, 2004, we entered into a new $20.0 million second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the Second-Lien Facility were used to repay a portion of the amount outstanding under the existing credit facility. On November 22, 2004, the Credit Agreement was further amended to provide for increased financial flexibility by changing the determination of the borrowing base from a cash flow-based formula to an asset-based formula, adding certain foreign subsidiaries as guarantors and extending the maturity of the Second-Lien Facility. On March 30, 2005, the maturity of the Second-Lien Facility was extended to April 30, 2006, and certain financial covenants were modified. See “Liquidity and Capital Resources”.

Change in Senior Management

On October 6, 2003, Paul D. Melnuk was named Chairman of the Board and on January 28, 2004 was named Chief Executive Officer. On January 18, 2005, David L. Dyckman was named our Executive Vice-President—Chief Financial Officer.

Results of Operations

Effective June 1, 2003, we adopted the principles of “fresh-start” accounting pursuant to which our assets were recorded at their reorganization value, which is defined as the fair value of the assets of the Reorganized Company. As part of our fresh-start revaluation, we also recorded significant goodwill (reorganization value in excess of identifiable assets). In addition, as part of the reorganization, we significantly reduced our long-term debt and eliminated our preferred stock. As a result of the foregoing, our financial data as of and for the seven months ended December 31, 2003 and as of and for the year ended December 31, 2004 as presented in the consolidated financial statements is not comparable to prior periods.

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,2004	December 31, 2003	May 31,2003	December 31, 2002
Net sales	$482,619	$250,320	$169,617	$407,715
Operating expenses:
Cost of goods sold	335,791	179,765	109,122	261,638
Selling, general and administrative expenses	124,171	68,603	43,824	106,695
Amortization of intangibles	3,453	2,370	309	846
Net periodic postretirement benefits	2,250	1,488	516	1,152
Restructuring costs	8,820	1,873	516	—
Operating income (loss)	8,134	(3,779)	15,330	37,384
Other income (expense):
Interest	(21,833)	(9,597)	(8,798)	(22,599)
Amortization of deferred financing costs	(1,418)	(266)	—	—
Other, net	(3,453)	(80)	(1,047)	(3,786)
Income (loss) before reorganization items and income tax provision	(18,570)	(13,722)	5,485	10,999
Reorganization items	—	—	(15,692)	(23,908)
Gain on reorganization and fresh-start accounting	—	—	582,109	—
Income (loss) before income tax provision	(18,570)	(13,722)	571,902	(12,909)
Income tax provision	5,407	3,829	2,939	3,046
Net income (loss)	$(23,977)	$(17,551)	$568,963	$(15,955)
Net sales summary:
Domestic net sales	$252,948	$128,227	$92,035	$241,500
International net sales	229,671	122,093	77,582	166,215
Consolidated net sales	$482,619	$250,320	$169,617	$407,715

The following description of results of operations is presented for the fiscal year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the fiscal year ended December 31, 2002.

2004 Compared to 2003

Net Sales

In the fourth quarter of 2004, we began including the rebates attributable to our distributor incentive plans as a reduction in net sales. Distributor rebates for the year ended December 31, 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003 were $14.4 million, $4.1 million and $2.4 million, respectively. Rebates for periods prior to 2004 have been reclassified to conform to the current presentation. Previously, rebates were included in cost of sales.

Net sales for the year ended December 31, 2004 were $482.6 million, which compares to $250.3 million for the seven months ended December 31, 2003 and $169.6 million for the five months ended May 31, 2003, respectively, which is an increase of 14.9%. Domestic sales for 2004 were $252.9 million compared to $128.2 million and $92.0 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively. The increase in domestic sales was seen across all brands and was driven primarily by a stronger industrial economy in the U.S. as well as increases in market share. International sales for the year ended December 31, 2004 were $229.7 million, which compares to $122.1 million for the seven months ended December 31, 2003 and $77.6 million for the five months ended May 31, 2003, respectively, an increase of 15.0%. Excluding the effects of foreign currency fluctuations, international sales would have been up 4.7% compared to 2003, which is attributable primarily to increases in Asia-Pacific, Latin America and South Africa. We take advantage of pricing opportunities when they are available, and when required by market or competitive conditions, we will make pricing concessions. As a result of sharp increases in the prices of certain raw materials, in particular metal prices, we implemented a limited price increase in the U.S. in July 2004 and a more comprehensive price increase in the U.S. in the fourth quarter of 2004. The timing of these increases was such that the impact on our sales for 2004 was not material.

Gross Margin

Gross margin for the year ended December 31, 2004 was $146.8 million, as compared to $70.6 million for the seven months ended December 31, 2003 and $60.5 million for the five months ended May 31, 2003, an increase of 12.0%.  As a percentage of sales, gross margin was 30.4% for 2004 as compared to 28.2% for the seven months ended December 31, 2003 and 35.7% for the five months ended May 31, 2003. Gross margin for the seven months ended December 31, 2003 includes a $4.4 million excess inventory write-down reflecting a change in working capital strategy, a $2.7 million charge resulting from a change in estimate related to our product warranty reserve, and a non-cash charge of approximately $2.8 million related to the write-up of foreign inventory in connection with fresh-start accounting. These costs had the effect of reducing our gross margin for the seven months ended December 31, 2003 by 4.0 percentage points. Gross margin in 2004 excluding the impact of a $2.2 million charge with respect to our Brazilian and South African operations, as discussed at Item 9A. “Controls and Procedures”, was 30.9%. The effect of translating the local currency results of the Company’s international business units into U.S. dollars, which did not affect gross margin expressed as a percentage of sales, resulted in an increase in gross margin of $6.3 million for 2004 as compared with the prior year.

For the year ended December 31, 2004, the benefit of higher sales volume was largely offset by higher material costs, increased rebates under distributor incentive plans, increased overhead spending, costs associated with the relocation of production to our Denton, Texas facility and, to a lesser extent, lower average realized unit selling prices. Material costs negatively impacted gross margin by approximately

$9.2 million relative to last year. The overall increase in material costs was attributable to:  1) higher prices for key raw materials such as copper, brass, steel and freight costs 2) temporary inefficiency costs related to increased outsourcing in the U.S. of component production and higher in-bound freight costs, and 3) unfavorable product mix.

Rebates under the modified distributor incentive plan increased to $14.4 million for the twelve months ended December 31, 2004 compared to $6.5 million for 2003.

For the year ended December 31, 2004, overhead spending, primarily for the U.S. operations, increased approximately $4.0 million more than would have been expected as a result of increased production levels. This is largely attributable to approximately $3.8 million of incremental costs related to establishing and operating the Roanoke, Texas facility. Additionally, other costs of sales increased approximately $1.4 million during 2004 due to the relocation of production to the Company’s Denton, Texas facility. These increases occurred primarily in the first three quarters of 2004 and were compounded by a sharp increase in demand.

Gross margin was also impacted by a net reduction in average unit selling prices of $1.3 million in 2004 as compared with the prior year. Lower prices resulted from actions taken, principally during the first half of the year, to address competitive market conditions and gain additional business. These actions were followed, but not offset, by our price increases in the second half of the year which primarily reflected the pass through of commodity cost increases impacting our results.

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses were $124.2 million for the year ended December 31, 2004, which compares to $68.6 million and $43.8 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively, which is an increase of 10.4%. As a percentage of sales, selling, general and administrative expenses were 25.7% for the year ended December 31, 2004, versus 27.4% for the seven months ended December 31, 2003 and 25.8% for the five months ended May 31, 2003. Included in the seven months ended December 31, 2003 was a charge of approximately $1.8 million in recognition of the bankruptcy of one of our customers and the deteriorated aging in other accounts. Selling, general and administrative expenses increased $4.8 million in 2004 as a result of additional sales and marketing initiatives including the expansion and development of international markets, increased new product development, and other expansion initiatives. Expenses also increased over 2003 by $2.3 million related to compliance with the Sarbanes-Oxley Act of 2002 and other governance costs, $1.3 million related to legal costs associated with patent and trademark matters, $1.8 million associated with improvements made to our domestic information system and organization, and $3.8 million as a result of changes in foreign currency rates. Partially offsetting these increases compared to 2003 was a reduction of $2.5 million related to separation and management incentive compensation. The remaining increase in selling, general and administrative expenses in 2004 compared to 2003 relates primarily to expenses that fluctuate with sales such as commissions.

During the year ended December 31, 2004 we incurred restructuring costs of $5.9 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $1.9 million and $0.5 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively. Also included in restructuring charges for the year ended December 31, 2004 was approximately $2.9 million of severance costs related to reorganizing the domestic workforce to improve efficiency and productivity.

Amortization of intangibles was $3.5 million for the year ended December 31, 2004 compared to $2.4 million and $0.3 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively. The increase in expense during 2004 results from a full year of amortization expense related to the revaluation of our intangible assets in connection with fresh-start accounting.

Interest expense was $21.8 million for the year ended December 31, 2004, compared to $9.6 million for the seven months ended December 31, 2003 and $8.8 million for the five months ended May 31, 2003, respectively. The increase in interest expense in 2004 resulted from an overall increase in long-term debt as well as an increase in our average borrowing rate.

Reorganization items for the five months ended May 31, 2003 were $15.7 million and included $14.9 million of professional fees, $0.2 million paid under the key employee retention program and $0.6 million of other reorganization costs.

An income tax provision of $5.4 million was recorded on a pretax loss of $18.2 million for the year ended December 31, 2004. An income tax provision of $3.8 million was recorded on a pretax loss of $13.7 million for the seven months ended December 31, 2003, and a tax provision of $2.9 million was recorded on pretax income of $571.9 million for the five months ended May 31, 2003. The income tax provision for these periods differs from that determined by applying the U.S. federal statutory rate primarily due to the gain from reorganization and adoption of fresh-start accounting, nondeductible expenses and the valuation allowance established for deferred tax assets.  The income tax provision for each period primarily relates to income generated in foreign jurisdictions.

2003 Compared to 2002

Net Sales

In the fourth quarter of 2004, we began including the rebates attributable to our distributor incentive plans as a reduction in net sales. Distributor rebates for the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002 were $4.1 million, $2.4 million and $5.9 million respectively, and have been reclassified to conform to the current presentation. Rebates were previously included in cost of sales.

Net sales for the seven months ended December 31, 2003 and the five months ended May 31, 2003 were $250.3 million and $169.6 million, respectively, which compares to $407.7 million for the year ended December 31, 2002. Domestic sales for the seven months ended December 31, 2003 were $128.2 million and were $92.0 million for the five months ended May 31, 2003. Domestic sales for 2002 were $241.5 million. Generally weak economic conditions in the U.S., particularly in the industrial sector, together with a highly competitive market are the main reasons for the decline in domestic sales. Also having a negative effect on our domestic sales in 2003 was a drop in our fill-rates, particularly in the fourth quarter, which was attributable in part to complications encountered in connection with our relocation and consolidation of certain U.S. manufacturing facilities. International sales for the seven months ended December 31, 2003 and the five months ended May 31, 2003 were $122.1 million and $77.6 million, respectively, which compares to $166.2 million for the year ended December 31, 2002. We saw growth in all of our key international markets in 2003 with the most significant sales increases in South Africa, Europe and Asia-Pacific. A weaker U.S. dollar contributed to the growth in international sales in 2003 with an increase of approximately $17.8 million for the seven-month period ended December 31, 2003 and an increase of approximately $8.5 million in the five-month period ended May 31, 2003 attributable to the effects of currency. Excluding the effect of currency, substantially all of our key international markets showed sales growth in 2003 compared to 2002. We take advantage of pricing opportunities when they are available, and when required by market or competitive conditions, we will make pricing concessions. However, pricing changes did not have a material impact on our 2003 sales in comparison to 2002.

Costs and Expenses

Cost of goods sold as a percentage of sales was 71.8% for the seven months ended December 31, 2003 and was 64.3% for the five months ended May 31, 2003, which compares to 64.2% for the year ended December 31, 2002. The increase in cost of goods sold as a percentage of sales in 2003 results partly from the mix between domestic and international sales and also from a decline in production volume in the domestic manufacturing facilities which has resulted in less absorption of fixed factory costs. The effect of translating the local currency results of our international business units into U.S. dollars, which doesn’t affect cost of goods sold expressed as a percentage of sales, resulted in an increase in cost of goods sold of approximately $12.8 million and $5.5 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively. As a result of implementing fresh-start accounting, cost of goods sold for the seven months ended December 31, 2003 includes a $2.8 million non-cash charge related to the required write-up of foreign inventory and approximately $2.0 million of incremental depreciation expense related to the revaluation of our fixed assets. Our foreign business units account for their inventory using the first-in, first-out method and the revalued inventory was sold prior to December 31, 2003. Cost of goods sold in the seven months ended December 31, 2003 also includes a $4.4 million write-down of excess inventory reflecting our change in management during the fourth quarter and our new strategy to reduce working capital requirements and liquidate inventory at a more rapid pace. In addition, cost of goods sold for the seven months ended December 31, 2003 includes a non-cash $2.7 million charge to increase our product warranty reserve reflecting the change in our estimate of the total warranty costs that may be incurred related to products sold prior to December 31, 2003.

Selling, general and administrative expenses were $68.6 million for the seven-month period ended December 31, 2003 and were $43.8 million for the five-month period ended May 31, 2003, which compares to $106.7 million for the year ended December 31, 2002. As a percentage of sales, selling, general and administrative expenses were 27.4% and 25.8% of net sales for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively, and were 26.2% for the year ended December 31, 2002. Selling, general and administrative expenses were negatively impacted in 2003 as a result of changes in foreign currency. The seven-month period ended December 31, 2003 and the five-month period ended May 31, 2003 included increases in selling, general and administrative expenses of $2.9 million and $1.3 million, respectively, as a result of changes in foreign currency rates. Also negatively impacting selling, general and administrative expenses during the seven-month period ended December 31, 2003 were $0.9 million of separation costs incurred related to a change in senior management, and an incremental $1.8 million of expense as we increased our allowance for doubtful accounts in recognition of the bankruptcy of one of our customers and deteriorated aging in other accounts. Selling, general and administrative expenses include $1.8 million of expense related to the 2003 management incentive plan, which was recorded during the seven-month period ended December 31, 2003, which compares to $3.5 million of expense included in 2002 related to the 2002 incentive plan.

Restructuring costs for the seven months ended December 31, 2003 and the five months ended May 31, 2003 were $1.9 million and $0.5 million, consisting primarily of spending associated with our reorganization of certain domestic manufacturing facilities. There were no such costs incurred in 2002.

Amortization of intangibles was $2.4 million and $0.3 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively, compared to $0.8 million for the year ended December 31, 2002. The increase in expense during the seven months ended December 31, 2003 results from the revaluation of our intangible assets in connection with fresh-start accounting.

Interest expense was $9.6 million for the seven months ended December 31, 2003 and was $8.8 million for the five months ended May 31, 2003. For the year ended December 31, 2002 interest expense was $22.6 million. The decrease in interest expense in 2003 resulted from a reduction in variable interest rates together with the benefit realized from the overall reduction in long-term debt that resulted from the consummation of the Plan of Reorganization.

Reorganization items for the five months ended May 31, 2003 were $15.7 million and included $14.9 million of professional fees, $0.2 million paid under the key employee retention program and $0.6 million of other reorganization costs. Reorganization costs for 2002 were $23.9 million and included

$9.8 million of professional fees, $1.9 million of expenses related to financing fees associated with the DIP facility, $13.8 million for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $0.3 million related to payments made under the key employee retention plan approved by the Court, a benefit of $2.7 million related to the rejection of certain capital leases and $0.8 million of other reorganization costs.

An income tax provision of $3.8 million was recorded on a pretax loss of $13.7 million for the seven months ended December 31, 2003, and a tax provision of $2.9 million was recorded on pretax income of $571.9 million for the five months ended May 31, 2003. The income tax provision for these periods differs from that determined by applying the U.S. federal statutory rate primarily due to the gain from reorganization and adoption of fresh-start accounting, nondeductible expenses and the valuation allowance established for deferred tax assets. An income tax provision of $3.0 million was recorded on a pretax loss of $12.9 million for the 12 months ended December 31, 2002. The income tax provision for 2002 differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the valuation allowance established for deferred tax assets. The income tax provision for each period primarily relates to income generated in foreign jurisdictions.

Future Effects of Fresh-Start Accounting

The charges reflected in our statement of operations for the year ended December 31, 2004 include certain non-cash adjustments related to the adoption of fresh-start accounting in accordance with SOP 90-7 as follows: approximately $4.0 million of additional depreciation related to the revaluation of property, plant and equipment and approximately $3.1 million of additional amortization related to the revaluation of identifiable intangible assets. The charges reflected in our statement of operations for the seven months ended December 31, 2003 include non-cash adjustments as follows: a $2.8 million charge related to the revaluation of our foreign inventory, $2.0 million of additional depreciation related to the revaluation of property, plant and equipment and $1.8 million of additional amortization related to the revaluation of identifiable intangible assets.

Restructuring and Other Charges

During the years ended December 31, 2000, 2001, and 2002, the five months ended May 31, 2003, the seven months ended December 31, 2003, and the year ended December 31, 2004, we have incurred restructuring and other special charges related to initiatives that we have undertaken to lower costs and improve our operational performance. A description of these initiatives is provided below.

Plant Restructurings.   Over the past several years, we have undertaken a number of projects to relocate production and consolidate manufacturing operations. These include the relocation of substantially all of our Asia-Pacific production from Australia to Malaysia the relocation of our high-volume assembly operations for our U.S. gas apparatus and arc welding gun and accessory products to Mexico, the relocation of our U.S. arc welding power supply manufacturing to Malaysia and the consolidation of the remaining U.S. manufacturing for arc welding guns and accessories with our facility in Denton, Texas. Costs related to these initiatives were $30.3 million in 2000, $1.5 million in 2001, $0 in 2002, $0.5 million for the five months ended May 31, 2003, $1.9 million for the seven months ended December 31, 2003, and $5.9 million in 2004.  Costs related to these projects are included in restructuring costs.

Information Systems.   In mid-2000, we began a project to standardize our information systems in the United States. Prior to this initiative, most of our U.S. business units used similar hardware and software, but had tailored their systems to fit their particular business needs. Our efforts to standardize our information systems centered on establishing one common hardware and software platform and standardizing the functionality of the system so that similar transactions and processes are executed the same across all U.S. business units. Costs related to this project were $2.4 million in 2000, $3.2 million in 2001, $2.5 million in 2002, and $0.2 million for the five months ended May 31, 2003. No further costs have been incurred related to this initiative. These costs are included in selling, general and administrative expenses.

Operational Improvements.   Over the past several years, we have completed a number of initiatives to improve our overall performance. These initiatives included evaluations of our manufacturing operations and performance, sales and marketing projects and efforts to evaluate and improve the distribution of our products and customer service performance. Costs related to our operational improvements consisted primarily of outside consultants and totaled $2.3 million in 2000, $9.4 million in 2001, $3.4 million in 2002, $1.4 million for the five months ended May 31, 2003, and $1.2 million for the seven months ended December 31, 2003. No further costs related to these initiatives were incurred in 2004. These costs are included in selling, general and administrative expenses.

Reorganization Items

Reorganization items are items of income, expense and loss that were realized or incurred by the Predecessor Company as a result of our decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for the five months ended May 31, 2003 and the years ended December 31, 2002 and 2001, consisted of the following:

	Five months Ended	Year Ended December 31,
	May 31, 2003	2002	2001
Professional fees and expenses	$14.9	$9.8	$4.8
Costs associated with debtor-in-possession financing	0.1	1.9	0.6
Accrued retention plan costs	0.2	0.3	—
Rejected leases	—	(2.7)	(12.2)
Write-off deferred fees related to pre-petition debt	—	13.8	—
Other reorganization items	0.5	0.8	0.1
Total	15.7	23.9	(6.7)
Non-cash items	—	12.0	(11.3)
Cash outlays for reorganization items	$15.7	$11.9	$4.6

Reorganization items accrued at May 31, 2003 were approximately $9.3 million for payments expected to be made during the winding-down period of the reorganization. At December 31, 2004, we had a remaining accrual of approximately $1.0 million for anticipated future expenditures related to the reorganization, which are expected to be paid in 2005.

Liquidity and Capital Resources

Liquidity.   Our principal uses of cash will be capital expenditures, working capital and debt service obligations. We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under our revolving credit facility.

The Credit Agreement entered into on May 23, 2003 consisted of a revolving credit facility and the Term Loan. The revolving credit facility provided for total borrowings of up to $50.0 million, of which up to $20.0 million was available for letters of credit. Actual borrowing availability was subject to a borrowing base calculation, which equaled 1.5 times Adjusted EBITDA (as defined in the Credit Agreement). Availability under the revolving credit facility was also limited if we failed to meet certain levels of Adjusted EBITDA. The Credit Agreement was secured by substantially all the assets of our domestic subsidiaries, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries.

On November 22, 2004, we entered into the Amended Credit Agreement. The Amended Credit Agreement, which matures on November 22, 2009, adds the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada, which we refer to as the Foreign Subsidiary Parties, as credit collateral parties and changes the determination of the borrowing base from a cash flow-based formula to an asset-based formula. Under the Amended Credit Agreement, the total loan commitment was increased from $70.0 million to $91.3 million (subject to the limitation described below), with an increase in the revolving loan commitment to $80.0 million from $50.0 million and a decrease in term loan commitments from $20.0 million to $11.3 million. The amended term loan commitments consist of a $9.3 million Term A loan and a maximum $2.0 million Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia. The Amended Credit Agreement also increases the amount of letters of credit that can be issued from $20.0 million to $25.0 million. The Amended Credit Agreement is secured by substantially all of the assets of our domestic subsidiaries and our foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowing under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Amended Credit Agreement and determined on a consolidated basis) and other customary provisions and requires refinancing of the obligations under the Second-Lien Facility by May 22, 2005. In connection with the Amended Credit Agreement, our foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under our $20 million Second-Lien Facility due July 22, 2005 and guaranteed our $175.0 million 9 1/4% of Senior Subordinated Notes. Interest rates on the Amended Credit Agreement have been reduced to, at our option, LIBOR plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR plus 2.50% or the prime rate plus 0.75% on the term loan facilities. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Unused portions of the revolving credit facility bear interest at the rate of 0.5% per annum. The Amended Credit Agreement limits total borrowings under the facility to $75.0 million until the Second-Lien Facility is paid or refinanced with long-term debt and requires that the Second-Lien Facility be paid or refinanced 60 days before maturity. The Amended Credit Agreement does under certain conditions, allow for the use of the revolving facility to repay the Second-Lien Facility. As of December 31, 2004, we had outstanding borrowings of $10.8 million and issued letters of credit totaling $10.9 million under the revolving credit facility. We had availability of $27.2 million under the revolving facility at December 31, 2004. The revolving facility terminates on November 22, 2009. The Term A Loan matures on November 22, 2009 and requires equal quarterly principal payments of approximately $0.3 million per quarter beginning December 31, 2004 through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009. As of December 31, 2004 we did not have access to the Delayed Draw Term loan.

On March 16, 2005, we entered into an amendment to the Amended Credit Agreement which modified certain financial covenants. The Amended Credit Agreement was further amended on March 30, 2005 to modify certain financial covenants and enable us to extend our Second-Lien Facility. The Amended Credit Agreement requires the Second-Lien Facility to be paid or refinanced 60 days prior to its maturity.

On July 29, 2004 we entered into the $20.0 million Second-Lien Facility. Borrowings under the Second-Lien Facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004, we entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and that modified a financial covenant. The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company, our domestic subsidiaries and certain of our foreign subsidiaries. The Second-Lien Facility accrues interest at our option, at LIBOR plus 6.00% or an alternative base rate (the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00%) plus 5.00%. The Second-Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants. On December 31, 2004, $20.0 million was outstanding under the Second-Lien Facility. On March 16, 2005, the Second-Lien Facility was amended to modify a financial covenant. The Second-Lien Facility was further amended on March 30, 2005 to modify a financial covenant and extend its maturity until April 30, 2006.

The Senior Subordinated Notes accrue interest at 9 1/4% per annum, which is payable semiannually in cash. The notes are guaranteed by our current domestic subsidiaries, which are also borrowers or guarantors under the Amended Credit Agreement, and certain of our foreign subsidiaries. The notes contain customary covenants and events of default, including covenants that limit our ability and our subsidiaries’ abilities to incur debt, pay dividends and make certain investments.

In 2005, we anticipate our capital expenditures will be approximately $15.0 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest, will be approximately $2.4 million and $7.5 million, respectively. We expect our operating cash flow, together with available borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and the debt service requirements of the Amended Credit Agreement and Second-Lien Facility, the Senior Subordinated Notes and our other long-term obligations. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Working Capital and Cash Flows.   Operating activities used $13.4 million of cash during the year ended December 31, 2004, compared to cash provided of $13.6 million during the seven-month period ended December 31, 2003 and cash used of $3.4 million during the five-month period ended May 31, 2003.

Operating assets and liabilities used $19.3 million of cash for the year ended December 31, 2004, compared to $10.6 million of cash provided in the seven-month period ended December 31, 2003 and $2.9 million provided in the five-month period ended May 31, 2003.

•       Accounts receivable used $5.0 million of cash in 2004, compared to $5.7 million of cash provided during the seven months ended December 31, 2003 and $1.5 million of cash used during the five months ended May 31, 2003. The increase in accounts receivable in 2004 results primarily from the higher sales volume in 2004.

•       Inventory used $17.8 million of cash in 2004 compared to $6.5 million of cash provided in the seven-month period ended December 31, 2003 and $5.7 million of cash used in the five-month period ended May 31, 2003. The increase in inventory during 2004 results primarily from the sharp increase in demand in 2004 and higher stock levels carried as part of the initiative to improve delivery performance.

•       During the year ended December 31, 2004, we generated $1.2 million of cash from accounts payable, which compares to $5.0 million and $3.3 million of cash generated in the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively.

•       Accrued and other liabilities used cash of $1.4 million in the year ended December 31, 2004, which compares to cash used of $4.9 million in the seven-month period ended December 31, 2003 and cash provided of $5.1 million in the five-month period ended May 31, 2003. Included in the $1.8 million of cash used in 2004 was approximately $3.5 million paid to our unsecured creditors. Our reorganization plan called for a total of $7.5 million to be paid to the unsecured creditors, of which $4.9 million has been paid from the Effective Date through December 31, 2004. We anticipate the remaining amount owed to the unsecured creditors will be paid over the next 12 months.

•       Accrued interest increased $6.8 million in 2004 relating primarily to our senior subordinated notes.

Cash used for capital expenditures was $16.1 million during the year ended December 31, 2004, compared to $8.1 million in the seven-month period ended December 31, 2003 and $4.1 million during the five-month period ended May 31, 2003.

Financing activities generated $18.0 million of cash during 2004, which compares to $1.5 million of cash used during the seven months ended December 31, 2003 and $2.9 million of cash generated in the five months ended May 31, 2003. Net borrowings were $26.2 million during the year ended December 31, 2004, but were partially offset by $7.6 million of deferred financing fees. The increase in borrowings was used primarily to fund working capital requirements.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Where applicable, information included in our consolidated financial statements and notes are cross-referenced in this table.

	Payments Due by Period
Contractual Obligations	Note Reference	Total	2005	2006	2007	2008	2009 and Beyond
		(Amounts in thousands)
Long-term debt	Note 9	$226,587	$39,666	$1,706	$1,708	$1,656	$181,851
Capital leases	Note 13	29,575	4,367	3,496	2,999	3,158	15,555
Operating leases	Note 13	22,846	4,704	3,928	3,186	2,928	8,100
Purchase obligations		22,285	13,846	4,218	4,201	2	18
Total		$301,293	$62,583	$13,348	$12,094	$7,744	$205,524

The amounts shown for capital leases include the effective interest expense component. Our purchase obligations relate primarily to inventory purchase commitments. At December 31, 2004, we had issued letters of credit totaling $10.9 million under the revolving credit facility.

Market Risk and Risk Management Policies

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates as well as changes in interest rates on our long-term debt arrangements. In addition, we have exposure to changes in the prices of certain commodities, particularly copper. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Effect of Inflation; Seasonality

In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance. Our general operating expenses, such as salaries, employee benefits and facilities costs, are subject to normal inflationary pressures. Our operations are generally not subject to seasonal fluctuations.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. Historically, our estimates and assumptions have been determined to be reasonable and accurate. No material adjustments to our accounting policies have been made in 2004 or 2003. We believe the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.

Bankruptcy Accounting

Since the Chapter 11 bankruptcy filing, we have applied the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements, but it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We have accounted for the reorganization using the principles of “fresh-start” accounting as required by SOP 90-7.

Inventories

Inventories are a significant asset, representing 19.8% of total assets at December 31, 2004. They are valued at the lower of cost or market, with our U.S. and one of our Italian subsidiaries using the last in, first-out (LIFO) method, which represents 62.6% of consolidated inventories, and the rest of our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 37.4% of consolidated inventories.

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

Accounts Receivable and Allowances

We maintain an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for amounts owed. We estimate this allowance based on knowledge and review of historical receivables and reserve trends, the financial condition of our customers and other pertinent information. In the fourth quarter of 2003, we increased our allowance for doubtful accounts by $1.8 million in recognition of the bankruptcy of one of our customers and the deteriorated aging in other accounts. If the financial condition of our customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required.

Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we ceased amortization of our goodwill on January 1, 2002. Effective June 1, 2003, we made an adjustment of $122.8 million to write up goodwill pursuant to the principles of “fresh-start” accounting as required by SOP 90-7. We have other identifiable intangible assets such as patents, trademarks and customer relationships. In accordance with SOP 90-7, we revalued our identifiable intangible assets and recorded a fresh-start adjustment of $75.4 million to write up these assets. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years. Trademarks are not amortized, but are periodically evaluated for impairment.

We account for our intangible assets excluding goodwill and trade names in accordance with SFAS No. 144, which requires us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

We account for our goodwill and trade names in accordance with SFAS No. 142, which requires us to test goodwill for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, we perform our impairment analysis on a consolidated enterprise level. We use comparable market values, market prices and the present value of expected future cash flows to estimate fair value. We must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates. Based on an impairment analysis we completed in the fourth quarter, no adjustment to the carrying value of our goodwill was necessary as of December 31, 2004.

As a result of the bankruptcy restructuring in 2003, we recognized cancellation of indebtedness income, which is not subject to tax provided we reduce certain tax attributes we hold. The final determination of the reduction in tax attributes is made in the year following the bankruptcy restructuring, and was finalized with the filing of our federal income tax return, which was prepared and filed during the third quarter of 2004. At that time, final decisions were made as to certain elections and positions taken with respect to the manner in which we would reduce our tax attributes.  As a result, we have made a change in estimate and recorded a deferred tax liability of $69.7 million with an offsetting increase in goodwill to record the final attribute reduction amounts.

Revenue Recognition

Revenue from the sale of cutting and welding products is typically recognized upon shipment to the customer. Cost and related expenses to manufacture and to ship cutting and welding products are recorded as cost of sales when the related revenue is recognized. Certain handling costs totaling $9,593, $4,611, $3,281 and $7,423 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002 were recorded in selling, general and administrative expenses.

Income Taxes

We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to net operating loss carry forwards, fixed assets, intangible assets and post-employment benefits. We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2004, a valuation allowance of $49.0 million has been recorded against our deferred tax assets based upon this assessment. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.

We do not establish provisions for deferred taxes on the accumulated unremitted earnings of our foreign subsidiaries, as our intention is to reinvest these earnings indefinitely. However, upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

As a result of the bankruptcy restructuring in 2003, we recognized cancellation of indebtedness income, which is not subject to tax provided we reduce certain tax attributes we hold. The final determination of the reduction in tax attributes is made in the year following the bankruptcy restructuring, and was finalized with the filing of our federal income tax return, which was prepared and filed during the third quarter of 2004. At that time, final decisions were made as to certain elections and positions taken with respect to the manner in which we would reduce our tax attributes.  As a result, we have made a change in estimate and recorded a deferred tax liability of $69.7 million with an offsetting increase in goodwill to record the final attribute reduction amounts.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. As described in Note 14 to the Consolidated Financial Statements, our fiscal year 2004 results were not impacted by the American Jobs Creation Act of 2004 (the “Jobs Act”). We do not anticipate making an election to repatriate foreign earnings with respect to the repatriation provisions contained in the Jobs Act.

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

Factors That May Affect Future Results

From time to time, information we provide, statements by our employees or information included in our filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements and our future performance, operating results, financial position and liquidity are subject to a variety of factors that could materially affect future results, including:

Our business is cyclical and is affected by industrial economic conditions.

Our business is highly cyclical because many of the end users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and therefore our results of operations are directly related to the level of production in these end-user industries. Accordingly, our business is to a large extent determined by general economic conditions and other factors beyond our control.

Our business is highly competitive, and increased competition could reduce our sales, earnings and profitability.

Our products compete in highly competitive markets. We compete primarily on the performance, functionality, price, brand recognition, customer service and support and availability of our products. We compete with companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our sales and net earnings.

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. If we are unable to compete successfully against other manufacturers in our marketplace, we could lose customers, and our sales may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to a number of general economic factors, many of which are out of our control, which may have a material adverse effect on our business, results of operations and financial condition. These include recessionary economic cycles and cyclical downturns in our customers’ businesses, particularly customers in the manufacturing and construction industries, fluctuations in the cost of raw materials, such as copper, brass and steel, the substitution of plastic or other materials for metal in many products and the movement of metal fabrication operations outside the United States. Economic conditions may adversely affect our customers’ business levels, which can have the effect of reducing the amount of our products that they purchase. Furthermore, customers encountering adverse economic conditions may have difficulty paying for our products. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the United States or its interests abroad may have a material adverse effect on the U.S. and global economies and on our business, results of operations or financial condition.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have manufacturing operations and assets located outside of the United States, including in Australia, Brazil, Canada, Italy, Malaysia and Mexico. We also sell our products to distributors located in approximately 100 countries. During the year ended December 31, 2004, approximately 47.6% of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

Our products are used primarily in metal fabrication operations to cut and join metal parts. Metal fabrication operations are growing faster outside of the United States than they are in the United States, and certain metal fabrication, as well as manufacturing operations generally, is moving from the United States to international locations where labor costs are lower. Maintaining and expanding international operations require significant coordination, capital and resources. If these resources were to prove too costly or difficult to attain, we may be unable to grow our sales in these international locations, and our future sales and earnings could be lower.

We are subject to currency fluctuations from our international sales.

Our products are sold in many countries around the world. A portion of our international sales is denominated in foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, pound sterling and South African rand, while a portion of the costs incurred to generate those revenues is incurred in other currencies. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations have affected our financial performance in the past and will likely affect our financial performance in the future.

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

Our financial and strategic performance depends partially on our ability to meet customer demand for new and enhanced products. We may not be able to sustain or expand existing levels of research and development expenditures. We also may not be able to develop or acquire innovative products or otherwise obtain intellectual property in a timely and effective manner. Furthermore, we cannot be sure that new products or product improvements will be met with customer acceptance or contribute positively to our results. In addition, competitors may be able to direct more capital and more resources to new or emerging technologies and changes in customer requirements.

Our products involve risks of personal injury and property damage, which expose us to potential liability.

Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys’ fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

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

We depend on independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at branch locations and the price at which they are sold, which impacts how accessible our products are to our ultimate customers. Almost all of the distributors with whom we transact business offer competing products and services to our ultimate customers. We do not have written agreements with our distributors located in the United States. The loss of a substantial number of these distributors or an increase in the distributors’ sales of our competitors’ products to our ultimate customers could materially reduce our sales and earnings.

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

Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials, and employee health and safety. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits required at our facilities.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. We adopted the provisions of SFAS No. 151 in the current period without a material impact to our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, and

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123 using the modified-prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risk relates to fluctuations in currency exchange rates, commodity price risk and interest rates.

A substantial portion of our operations consist of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia, Canada and South America. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates in the foreign markets in which we distribute our products. Our exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, Italy, Indonesia, Malaysia, Mexico and Brazil as well as in the United States. A substantial portion of the products manufactured in most of these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the United States are denominated in U.S. dollars, which further limits our exposure to changes in the exchange rates. We are most susceptible to a strengthening U.S. dollar and the negative effect when local currency financial statements are translated into U.S. dollars, our reporting currency.

We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are material to our financial results. As a result, we do not actively try to manage our exposure through foreign currency forward or option contracts.

Periodically, we enter into purchase commitments to manage our exposure to price risk from commodity purchases, primarily copper. These arrangements have the effect of locking in for specified periods (at predetermined prices) the prices we will pay for the volume to which the commitment relates. The potential loss from a hypothetical 10% adverse change in commodity prices on our open commitments at December 31, 2004 would not have a material affect on our financial condition or results of operations.

In order to manage interest costs, we entered into an interest rate swap arrangement on February 24, 2004 to convert $50.0 million of the Senior Subordinated Notes into variable rate debt. We pay interest on the swap at LIBOR plus a spread of 442 basis points. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

We are also exposed to changes in interest rates primarily as a result of long-term financial arrangements that have variable interest rates. At December 31, 2004, we had approximately $51.6 million of variable rate debt. With this amount of variable rate debt, and including the effects of the $50.0 million interest rate swap, a hypothetical 100 basis point increase in our variable borrowing rates would result in an increase in interest expense of approximately $1.0 million annually.

Item 8.   Financial Statements and Supplementary Data

The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-40 thereof.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

As of December 31, 2004, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that certain controls and procedures were not effective because of the material weaknesses discussed below.

To address these material weaknesses, the Company conducted more in-depth analysis and additional audit work at its affected operations to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

The management of Thermadyne is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

An internal control material weakness is a significant deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the year end financial statement close process, we identified unexpected variations in the balance sheet data provided from our Brazilian subsidiary. After a rigorous internal audit at this subsidiary, it was concluded that certain period costs were improperly capitalized and included in inventory and intangibles. In addition, certain contingent tax refunds were improperly recognized prior to being received. In response to the errors identified at our Brazilian subsidiary, we performed internal audit procedures at our South African subsidiaries and determined that key account reconciliations were not being performed in accounts receivable, inventory, and accounts payable. The internal audits at these locations resulted in adjustments recorded during the fourth quarter of 2004 to accounts receivable, inventory, prepaid expenses, intangibles, goodwill, and cost of sales. The effect on previously issued financial information was determined to be immaterial. We have concluded that a material weakness exists due to insufficient controls relating to the oversight and monitoring of our smaller international locations.

During the fourth quarter of 2004, we performed an extensive review of certain variances between the standard and actual costs of inventory and capitalized the appropriate amount of variances as of December 31, 2004 to represent the inventory balance at actual costs. Although the impact on previously issued financial information was determined to be immaterial, by not performing a review of the inventory variances on a quarterly basis, a material misstatement of the inventory balance and cost of goods sold could occur in the interim consolidated financial statements that would not be prevented or detected. We have concluded that we have a material weakness for insufficient controls relating to the timely review and capitalization of inventory variances for interim reporting.

During the fourth quarter of 2004, adjustments were recorded to net deferred income tax assets and income tax benefit. The effect on previously issued financial information was determined to be immaterial, however we did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision and related deferred income taxes of certain foreign subsidiaries and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. We have concluded that we have a material weakness for insufficient controls relating to the determination and reporting of the provision for income taxes and related deferred income tax balances.

We have identified insufficient controls relating to the accounting for property, plant, and equipment which represented a material weakness. The insufficient controls include inadequate procedures: (i) to calculate depreciation expense on the new basis of the fixed assets determined as part of the Company’s emergence from bankruptcy, and (ii) to calculate the appropriate gain on the sale/leaseback transaction of one of our buildings. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to property, plant, and equipment, other income, and depreciation expense however the effect on previously issued financial information was determined to be immaterial.

Because of the material weaknesses described above, management concluded that, as of
December 31, 2004, the Company’s internal control over financial reporting was not effective based on the COSO criteria. For additional discussion and quantification of these items, please see Note 19 to the consolidated financial statements included herein.

The Company’s independent registered public accountants have audited and issued their report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2004, there were material weaknesses in the Company’s internal control over financial reporting. We currently are unable to determine when these material weaknesses will be fully remediated, however we intend to address these material weaknesses as described below.

In order to remediate our insufficient controls relating to the oversight and monitoring of our smaller international locations, we will augment internal audit work already performed with a more extensive internal audit program for 2005 that will include work performed at our smaller foreign locations and additional audit resources. We are also planning quarterly off-site and periodic on-site financial reviews to better identify significant variances and non-recurring transactions. These quarterly reviews will enable us to address certain other insufficient controls relating to the accounting for property, plant, and equipment, such as depreciation expense, and non-recurring transactions, such as significant leasing transactions.

To address our material weakness for insufficient controls relating to the timely review and capitalization of inventory variances for interim reporting, we have begun the process of analyzing our inventory variances on a monthly basis to determine the need for capitalization.

Regarding our insufficent controls relating to the determination and reporting of the provision for income taxes and related deferred income tax balances, we have begun performing a more comprehensive analysis of components of the income tax provision of certain foreign subsidiaries on a quarterly basis. This will include the quarterly off-site and periodic on-site reviews referred to above. Additionally, a more formal process is being established to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Thermadyne Holdings Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Thermadyne Holdings Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of insufficient controls in the oversight and monitoring of smaller international locations, the capitalization of inventory variances for interim reporting, the determination and reporting of the provision for income taxes and related deferred income tax balances, and the accounting for property, plant, and equipment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Thermadyne Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The Company has identified a material weakness for insufficient controls relating to the oversight and monitoring of its smaller international locations. During the financial statement close process, the Company identified unexpected variations in the balance sheet data provided from its Brazilian subsidiary. After a rigorous internal audit at this subsidiary, it was concluded that certain period costs were improperly capitalized and included in inventory and intangibles. In addition, certain contingent tax refunds were improperly recognized prior to being received. In response to the errors identified at the Brazilian subsidiary, the Company performed internal audit procedures at its South African subsidiaries and determined that key account reconciliations were not being performed in accounts receivable, inventory, and accounts payable. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to accounts receivable, inventory, prepaid expenses, intangibles, goodwill, and cost of sales. The effect on previously issued financial information was determined to be immaterial.

The Company has identified a material weakness for insufficient controls relating to the capitalization of inventory variances for interim reporting. During the fourth quarter of 2004, the Company performed an extensive review of certain variances between the standard and actual costs of inventory and capitalized the appropriate amount of variances as of December 31, 2004 to represent the inventory balance at actual costs. Although the impact on previously issued financial information was determined to be immaterial, by not performing a review of the inventory variances on a quarterly basis, a material misstatement of the inventory balance and cost of goods sold could occur in the interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this deficiency constitutes a material weakness.

The Company has identified a material weakness for insufficient controls relating to the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes of certain foreign subsidiaries and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to net deferred income tax assets and income tax benefit. The effect on previously issued financial information was determined to be immaterial.

The Company has identified insufficient controls relating to the accounting for property, plant, and equipment which represented a material weakness. The insufficient controls include inadequate procedures: (i) to calculate depreciation expense on the new basis of the fixed assets determined as part of the Company’s emergence from bankruptcy, and (ii) to calculate the appropriate gain on the sale/leaseback transaction of one of the Company’s buildings. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to property, plant, and equipment, other income, and depreciation expense. The effect on previously issued financial information was determined to be immaterial.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 30, 2005 on those financial statements.

In our opinion, management’s assessment that Thermadyne Holdings Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Thermadyne Holdings Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 30, 2005

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

Information concerning our executive officers’ and their compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Information About Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of the Proxy Statement are incorporated herein by reference.

Information regarding our Audit Committee and Audit Committee financial expert will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Board and Committee Meetings.” This portion of the Proxy Statement is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief legal officer, chief accounting officer or controller of each division or subsidiary and all persons reporting directly to the chief executive officer. We have posted our code of ethics on our Internet web site at www.thermadyne.com. We will provide our code of ethics free of charge to requesting parties.

Item 11.   Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Information About Executive Compensation” and “Employment Agreements.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Certain Relationships and Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Information concerning audit fees and services will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Independent Auditor Fees and Other Matters.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statement Schedules

The following documents are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002

F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7

All schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions, are included in the financial statements or are inapplicable and therefore have been omitted.

Exhibits

Exhibit No.		Exhibit
2.1	—

First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Join Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C & G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc.(1)

2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003.(2)
2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court.(2)
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003. (3)
3.2	—	Amended and Restated Bylaws of the Company dated as of May 23, 2003.(3)
3.3	—	Amended and Restated Articles of Incorporation of C&G Systems, Inc. dated as of May 19, 2003.(4)

3.4	—	Amended and Restated Bylaws of C&G Systems, Inc. dated as of May 23, 2003.(4)
3.5	—	Amended and Restated Certificate of Incorporation of C&G Systems Holding, Inc. dated as of May 19, 2003.(4)
3.6	—	Amended and Restated Bylaws of C&G Systems Holding, Inc. dated as of May 23, 2003.(4)
3.7	—	Amended and Restated Certificate of Incorporation of MECO Holding Company dated as of May 19, 2003.(4)
3.8	—	Amended and Restated Bylaws of MECO Holding Company dated as of May 23, 2003.(4)
3.9	—	Amended and Restated Articles of Incorporation of ProTip Corporation dated as of March 31, 2004.(4)
3.10	—	Amended and Restated Bylaws of ProTip Corporation dated as of May 23, 2003.(4)
3.11	—	Amended and Restated Certificate of Incorporation of Stoody Company dated as of May 19, 2003.(4)
3.12	—	Amended and Restated Bylaws of Stoody Company dated as of May 23, 2003.(4)
3.13	—	Amended and Restated Certificate of Incorporation of Thermadyne Industries, Inc. dated as of May 19, 2003.(4)
3.14	—	Amended and Restated Bylaws of Thermadyne Industries, Inc. dated as of May 23, 2003.(4)
3.15	—	Amended and Restated Certificate of Incorporation of Thermadyne International Corp. dated as of May 19, 2003.(4)
3.16	—	Amended and Restated Bylaws of Thermadyne International Corp. dated as of May 23, 2003.(4)
3.17	—	Amended and Restated Certificate of Incorporation of Thermal Arc, Inc. dated as of May 19, 2003.(4)
3.18	—	Amended and Restated Bylaws of Thermal Arc, Inc. dated as of May 23, 2003.(4)
3.19	—	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation dated as of May 19, 2003.(4)
3.20	—	Amended and Restated Bylaws of Thermal Dynamics Corporation dated as of May 23, 2003.(4)
3.21	—	Amended and Restated Certificate of Incorporation of Tweco Products, Inc. dated as of May 19, 2003.(4)
3.22	—	Amended and Restated Bylaws of Tweco Products, Inc. dated as of May 23, 2003.(4)
3.23	—	Amended and Restated Certificate of Incorporation of Victor Equipment Company dated as of May 19, 2003.(4)
3.24	—	Amended and Restated Bylaws of Victor Equipment Company dated as of May 23, 2003.(4)
3.25	—	Memorandum and Articles of Association of Thermadyne Australia Party Ltd., dated November 17, 1995.*
3.26	—	Memorandum and Articles of Association of Duxtech Pty. Ltd., dated March 6, 1989.*

3.27	—	Memorandum and Articles of Association of Cigweld Pty Ltd, formerly known as Edinen Pty. Ltd., dated April 1, 1989, as amended.*
3.28	—	Memorandum and Articles of Association of Quetala Pty. Ltd., dated April 1, 1989.*
3.29	—	Memorandum and Articles of Association of Quetack Pty. Ltd., dated April 1, 1989.*
3.30	—	Articles of Amalgamation of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended.*
3.31	—	By-laws of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd, dated September 26, 1980, as amended.*
3.32	—	Memorandum and Articles of Association of Thermadyne Industries Limited.*
3.33	—	New Articles of Association of Thermadyne Industries Limited dated June 10, 1992.*
4.1	—

Credit Agreement dated as of May 23, 2003 among the Company, as a guarantor thereunder, Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger.(5)

4.2	—

Credit and Guaranty Agreement dated as of May 23, 2003 among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent.(5)

4.3	—	Registration Rights Agreement dated as of May 23, 2003 by and between the Company and Angelo Gordon & Co., L.P., on behalf of certain managed funds and accounts.(3)
4.4	—	Class A Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(3)
4.5	—	Class B Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(3)
4.6	—	Class C Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(3)
4.7	—

Amended and Restated Credit Agreement dated as of February 5, 2004 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., PROtip Corporation and Thermadyne International Corp., as borrowers, the Company and other parties referred to therein as credit parties, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc, as lead arranger.(6)

4.8	—

Purchase Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the several purchasers referred to therein.(6)

4.9	—

Registration Rights Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the initial purchasers referred to therein.(6)

4.10	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.(6)
4.11	—

First Amendment to Amended and Restated Credit Agreement dated as of March 5, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(7)

4.12	—

Second Amendment to Amended and Restated Credit Agreement dated as of May 19, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(7)

4.13	—

Third Amended and Limited Waiver to Amended and Restated Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(7)

4.14	—

Second Lien Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent, and Credit Suisse First Boston, as sole lead arranger and sole bookrunning manager.(7)

4.15	—

Fourth Amendment to Amended and Restated Credit Agreement dated as of September 30, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(8)

4.16	—

Amendment No. 1 and Agreement dated as of September 30, 2004 to the Second Lien Credit Agreement by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(8)

4.17	—

Second Amended and Restated Credit Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger.(9)

4.18	—

Amendment No. 2 and Joinder Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(9)

4.19	—

First Amendment and Consent to Second Amended and Restated Credit Agreement dated December 21, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.*

4.20	—

Amendment No. 3 and Consent to the Second Lien Credit Agreement dated as of January 3, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.*

4.21	—

Second Amendment to Second Amended and Restated Credit Agreement dated as of March 16, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(14)

4.22	—

Amendment No. 4 to the Second Lien Credit Agreement dated as of March 16, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(14)

4.23	—

Third Amendment to Second Amended and Restated Credit Agreement dated as of March 30, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.*

4.24	—

Amendment No. 5 to the Second Lien Credit Agreement dated as of March 30, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.*

10.1	—	Omnibus Agreement, dated as of June 3, 1988, among Palco Acquisition Company(now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company.(10)

10.2	—	Escrow Agreement, dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc.(10)
10.3	—	Schedule of substantially identical lease agreements.(10)
10.4	—

Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company.(10)

10.5	—	Schedule of substantially identical lease guaranties(10)
10.6	—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc.(10)
10.7	—	Lease Agreement between Alliance Gateway No. 58 Ltd. And Victor Equipment Company dated September 22, 2003.*
10.8	—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company dated May 1, 2004.*
10.9	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd dated January 19, 2005.*
10.10	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd dated December 28, 2004.*
10.11	—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and Thermadyne Holdings Corporation dated December 28, 2004.*
10.12†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and James R. Delaney dated June 13, 2002.*
10.13†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Dennis Klanjscek dated June 13, 2002.*
10.14†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Michael E. Mahoney dated June 13, 2002.(11).
10.15†	—	Separation Agreement and Mutual General Release between Thermadyne Holdings Corporation and Karl R. Wyss dated October 1, 2003.(4)
10.16†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and John Boisvert dated January 1, 2004.*
10.17†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Terry Downes dated January 1, 2004.*
10.18†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Jason Huett dated January 1, 2004.*
10.19†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Robert D. Maddox dated January 1, 2004.*
10.20†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Brian Truex dated June 1, 2004.*
10.21†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Patricia S. Williams dated January 1, 2004.*

10.22†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Paul D. Melnuk dated January 28, 2004.(4)
10.23†	—	Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated August 27, 2004.*
10.24†	—	First Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated November 11, 2004.*
10.25†	—	Second Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated November 24, 2004.*
10.26†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and David L. Dyckman dated December 15, 2004.(12)
10.27	—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement.(13)
10.28	—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan.(6)
10.29	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan.(15)
10.30	—	2004 Non-Employee Director’s Stock Option Plan.(15)
14	—	Thermadyne Holdings Corporation Code of Ethics.*
21	—	Subsidiaries of Thermadyne Holdings Corporation.*
23	—	Consent of Independent Registered Public Accounting Firm*
31.1	—	Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

 †              Indicates a management contract or compensatory plan or arrangement.

 *             Filed herewith.

 (1)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.

 (2)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2003.

 (3)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

 (4)   Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-114511) on April 15, 2004.

 (5)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 3, 2003.

 (6)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

 (7)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

 (8)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

 (9)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on November 24, 2004.

(10)   Incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

(11)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 17, 2004.

(13)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(14)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on March 17, 2005.

(15)   Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2004.

THERMADYNE HOLDINGS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002

F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Thermadyne Holdings Corporation

We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation as of December 31, 2004 and 2003 (Reorganized Company), and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2004 (Reorganized Company), the seven month period ended December 31, 2003 (Reorganized Company), the five month period ended May 31, 2003 (Predecessor Company), and the year ended December 31, 2002 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, the seven month period ended December 31, 2003, the five month period ended May 31, 2003, and the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 4 of the consolidated financial statements, effective May 23, 2003, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan confirmed by the Bankruptcy Court on April 3, 2003. In accordance with AICPA Statement of Position 90-7, the Company adopted “fresh start” accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair value at May 31, 2003. As a result, the consolidated financial statements for the periods subsequent to May 31, 2003, reflect the Reorganized Company’s new basis of accounting and are not comparable to the Predecessor Company’s pre-reorganization consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Thermadyne Holdings Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 30, 2005

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	Reorganized Company
	December 31,	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$6,650	$16,784
Accounts receivable, less allowance for doubtful accounts of $6,109 and $6,443, respectively	93,555	84,079
Inventories	118,707	100,070
Prepaid expenses and other	8,299	10,846
Current deferred tax assets	3,129	—
Total current assets	230,340	211,779
Property, plant and equipment, net	79,014	82,520
Goodwill	208,403	135,868
Intangibles, net	76,614	77,904
Other assets	7,533	1,406
Total assets	$601,904	$509,477
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,458	$36,182
Accrued and other liabilities	35,715	36,465
Accrued interest	7,129	307
Income taxes payable	2,664	3,623
Working capital and second-lien facilities	30,824	12,860
Current maturities of long-term obligations	11,255	15,114
Total current liabilities	127,045	104,551
Long-term obligations, less current maturities	203,668	190,404
Deferred tax liabilities	71,445	1,230
Other long-term liabilities	44,110	41,057
Shareholders’ equity:
Common stock, $0.01 par value: Authorized—25,000,000 shares, Issued and Outstanding—13,313,973 shares at December 31, 2004 and 13,300,000 shares at December 31, 2003	133	133
Additional paid-in capital	183,460	183,267
Accumulated deficit	(41,528)	(17,551)
Accumulated other comprehensive income	13,571	6,386
Total shareholders’ equity	155,636	172,235
Total liabilities and shareholders’ equity	$601,904	$509,477

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
	(In thousands, except per share data)
Net sales	$482,619	$250,320	$169,617	$407,715
Operating expenses:
Cost of goods sold	335,791	179,765	109,122	261,638
Selling, general and administrative expenses	124,171	68,603	43,824	106,695
Amortization of intangibles	3,453	2,370	309	846
Net periodic postretirement benefits	2,250	1,488	516	1,152
Restructuring costs	8,820	1,873	516	—
Operating income (loss)	8,134	(3,779)	15,330	37,384
Other income (expense):
Interest (contractual interest of $29,962 and $71,219 for the five months ended May 31, 2003 and the year ended December 31, 2002, respectively)	(21,833)	(9,597)	(8,798)	(22,599)
Amortization of deferred financing costs	(1,418)	(266)	—	—
Other, net	(3,453)	(80)	(1,047)	(3,786)
Income (loss) before reorganization items and income tax provision	(18,570)	(13,722)	5,485	10,999
Reorganization items	—	—	(15,692)	(23,908)
Gain on reorganization and adoption of fresh-start accounting	—	—	582,109	—
Income (loss) before income tax provision	(18,570)	(13,722)	571,902	(12,909)
Income tax provision	5,407	3,829	2,939	3,046
Net income (loss) applicable to common shares	$(23,977)	$(17,551)	$568,963	$(15,955)
Basic and diluted income (loss) per share applicable to common shares	$(1.80)	$(1.32)	$158.47	$(4.44)

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Accumulated	Management	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Loans	Income (Loss)	Equity (Deficit)
	(In thousands)
Predecessor Company
January 1, 2002	$36	$(128,523)	$(553,008)	$(1,344)	$(42,222)	$(725,061)
Comprehensive income (loss):
Net loss	—	—	(15,955)	—	—	(15,955)
Foreign currency translation	—	—	—	—	2,783	2,783
Pension	—	—	—	—	(5,167)	(5,167)
Comprehensive loss	—	—	—	—	—	(18,339)
Interest on management loans	—	—	—	(252)	—	(252)
December 31, 2002	36	(128,523)	(568,963)	(1,596)	(44,606)	(743,652)
Comprehensive income:
Net income	—	—	568,963	—	—	568,963
Foreign currency translation	—	—	—	—	5,794	5,794
Comprehensive income	—	—	—	—	—	574,757
Interest on management loans	—	—	—	(85)	—	(85)
Restructuring and Fresh Start	97	311,790	—	1,681	38,812	352,380
Reorganized Company
May 31, 2003	133	183,267	—	—	—	183,400
Comprehensive income (loss):
Net loss	—	—	(17,551)	—	—	(17,551)
Foreign currency translation	—	—	—	—	6,386	6,386
Comprehensive loss	—	—	—	—	—	(11,165)
December 31, 2003	133	183,267	(17,551)	—	6,386	172,235
Comprehensive income (loss):
Net loss	—	—	(23,977)	—	—	(23,977)
Foreign currency translation	—	—	—	—	7,185	7,185
Comprehensive loss	—	—	—	—	—	(16,792)
Exercise of warrants	—	193	—	—	—	193
December 31, 2004	$133	$183,460	$(41,528)	$—	$13,571	$155,636

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
	(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(23,977)	$(17,551)	$568,963	$(15,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net periodic postretirement benefits	2,250	1,488	516	1,152
Depreciation	20,576	13,630	6,071	16,995
Amortization of intangibles	3,453	2,370	309	846
Non-cash interest expense	—	—	—	13,826
Amortization of deferred financing costs	1,418	266	—	—
Benefit from rejection of executory contracts	—	—	—	(3,382)
Gain on reorganization and adoption of fresh-start accounting	—	—	(582,109)	—
Non-cash cost of sales	2,164	2,779	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,979)	5,728	(1,521)	(905)
Inventories	(17,767)	6,537	(5,703)	(3,923)
Prepaid expenses and other	1,062	(893)	694	1,551
Accounts payable	1,200	4,993	3,326	1,206
Accrued and other liabilities	(1,388)	(4,914)	5,059	912
Accrued interest	6,822	307	11	(481)
Income taxes payable	(1,561)	248	2,028	975
Other long-term liabilities	(2,656)	(1,403)	(1,035)	(2,110)
Total adjustments	10,594	31,136	(572,354)	26,662
Net cash provided by (used in) operating activities	(13,383)	13,585	(3,391)	10,707
Cash flows used in investing activities:
Capital expenditures	(16,079)	(8,122)	(4,114)	(9,387)
Proceeds from sales of assets	1,324	—	—	—
Net cash used in investing activities	(14,755)	(8,122)	(4,114)	(9,387)
Cash flows provided by (used in) financing activities:
Net (repayments) borrowings under revolving credit facility	(2,036)	(103)	12,963	1,500
Repayment of long-term obligations	(190,750)	(997)	(12,780)	(4,791)
Borrowing of long-term obligations	218,983	—	3,075	3,618
Financing fees	(7,572)	(116)	(1,352)	—
Exercise of warrants	193	—	—	—
Other	(814)	(256)	979	966
Net cash provided by (used in) financing activities	18,004	(1,472)	2,885	1,293
Net increase (decrease) in cash and cash equivalents	(10,134)	3,991	(4,620)	2,613
Cash and cash equivalents at beginning of period	16,784	12,793	17,413	14,800
Cash and cash equivalents at end of period	$6,650	$16,784	$12,793	$17,413
Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$15,011	$9,290	$8,787	$23,080
Income Taxes	$6,980	$3,746	$640	$1,419

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1. The Company

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. The Company’s products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for the Company’s products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and the Company has well established and widely recognized brands.

2. Significant Accounting Policies

The consolidated financial statements include the Company’s accounts and those of the majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Estimates.   Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires certain estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories.   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for domestic subsidiaries and one Italian subsidiary and primarily the first-in, first-out (“FIFO”) method for the Company’s other foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $56,269 and $47,150 at December 31, 2004 and 2003, respectively.

Property, Plant and Equipment.   Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings—25 years and machinery and equipment—two to ten years. Property, plant and equipment recorded under capital leases are depreciated based on either the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

Deferred Financing Costs.   Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $9,039 and $1,467, less related accumulated amortization of $1,681 and $263, at December 31, 2004 and 2003, respectively, and are classified as other assets in the accompanying consolidated balance sheets.

Intangibles.   Goodwill and trademarks have an indefinite life. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years.

Goodwill and trademarks are tested for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market values, market prices and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions could result in significant changes in those estimates. Based on an impairment analysis the Company completed in the fourth quarter, no adjustment to the carrying value of its goodwill was necessary as of December 31, 2004.

As a result of the bankruptcy restructuring in 2003, the Company recognized cancellation of indebtedness income, which is not subject to tax provided the Company reduces certain tax attributes it holds. The final determination of the reduction in tax attributes is made in the year following the bankruptcy restructuring, and was finalized with the filing of the Company’s federal income tax return, which was prepared and filed during the third quarter of 2004. At that time, final decisions were made as to certain elections and positions taken with respect to the manner in which the Company would reduce its tax attributes. As a result, the Company has made a change in estimate and recorded a deferred tax liability of $69,692 with an offsetting increase in goodwill to record the final attribute reduction amounts.

Product Warranty Programs.   Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002, the Company recorded $2,020, $5,176, $1,151, and $2,568 of warranty expense, respectively, through cost of goods sold. As of December 31, 2004 and 2003, the warranty accrual totaled $3,048 and $4,005, respectively.

Derivative Instruments.   The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, (“SFAS No. 133”) which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company does not use derivative instruments for trading or speculative purposes. The Company designates and documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the hedge is effective.

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

As a result of the bankruptcy restructuring in 2003, the Company recognized cancellation of indebtedness income, which is not subject to tax provided the Company reduces certain tax attributes it holds. The final determination of the reduction in tax attributes is made in the year following the bankruptcy restructuring, and was finalized with the filing of the Company’s federal income tax return, which was prepared and filed during the third quarter of 2004. At that time, final decisions were made as to certain elections and positions taken with respect to the manner in which the Company would reduce its tax attributes. As a result, the Company has made a change in estimate and recorded a deferred tax liability of $69,692 with an offsetting increase in goodwill to record the final attribute reduction amounts.

The Company’s effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. As described in Note 14, fiscal year 2004 results were not impacted by the

American Jobs Creation Act of 2004 (the “Jobs Act”). The Company does not anticipate making an election to repatriate foreign earnings with respect to the repatriation provisions contained in the Jobs Act.

Revenue Recognition.   Revenue from the sale of cutting and welding products is typically recognized upon shipment to the customer. Cost and related expenses to manufacture and ship cutting and welding products are recorded as cost of sales when the related revenue is recognized. Certain handling costs totaling $9,593, $4,611, $3,281, and $7,423 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002 were recorded in selling, general and administrative expenses.

Earnings (Loss) Per Share.   The effects of options and warrants have not been considered in the determination of earnings (loss) per share for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, because the result would be antidilutive. Options and warrants not included in the calculation for the year ended December 31, 2004 and the seven months ended December 31, 2003 were as follows:

	Year	Seven Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Stock Options	675,000	300,000
Class A Warrants	—	1,157,000
Class B Warrants	700,000	700,000
Class C Warrants	271,429	271,429

The calculation of earnings (loss) per share follows:

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Numerator:
Net income (loss) applicable to common shares	$(23,977)	$(17,551)	$568,963	$(15,955)
Denominator:
Weighted average shares for basic and diluted earnings per share	13,308,590	13,300,000	3,590,286	3,590,286
Basic and diluted income (loss) per share amounts:
Net income (loss) applicable to common shares	$(1.80)	$(1.32)	$158.47	$(4.44)

Stock-Based Compensation.   Stock options are granted for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock option grants are recorded under the recognition and measurement principles of Accounting Principles Board Opinion No. 25—”Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating results. Pro forma information regarding net operating results and per share results is required by SFAS No. 123, which also requires that the information be determined as if employee stock options were granted under the fair value method of that statement. The fair value for options granted in 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.1%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.48, and a weighted average expected life of the options of five years.

The fair value for options granted in 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.54, and a weighted average expected life of the options of four years. The weighted average fair value of options granted was $5.50 per share and $4.32 per share for the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively.

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

	Reorganized	Reorganized
	Company	Company
	Year	Seven Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Net loss, as reported	$(23,977)	$(17,551)
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(991)	(420)
Pro forma net loss	$(24,968)	$(17,971)
Basic and diluted loss per share
As reported	$(1.80)	$(1.32)
Pro forma	$(1.88)	$(1.35)

Statements of Cash Flows.   For purposes of the statements of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

Foreign Currency Translation.   Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholders’ equity (deficit) designated “Accumulated other comprehensive income (loss).” The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all periods presented.

3. Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. The more significant categories of reclassifications are outlined below.

Rebates.   Rebate costs, which the Company has previously included in cost of goods sold, have been reclassified as a reduction in sales during the fourth quarter of 2004. These reclassifications decreased both revenue and cost of good sold approximately $9,582, $4,099, $2,393, and $5,907 for the nine months ended September 30, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively.

Brazilian Period Costs.   Certain period costs previously classified as amortization of intangibles by the Company’s Brazilian operations were reclassified as cost of goods sold during the fourth quarter of 2004. These reclassifications increased cost of goods sold and decreased amortization of intangibles approximately $447, $483, $54, and $187 for the nine months ended September 30, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively.

Restructuring Costs.   Certain period costs previously classified as restructuring costs were reclassified to cost of goods sold during the fourth quarter of 2004. These reclassifications increased cost of goods sold and decreased restructuring costs approximately $1,421 for the nine months ended September 30, 2004. Additionally, certain costs previously recorded as selling, general and administrative costs were reclassified to restructuring costs. These reclassifications decreased selling, general and administrative costs and increased restructuring costs approximately $1,873 and $516 for the seven months ended December 31, 2003 and the five months ended May 31, 2003.

Warranty Costs.   Warranty costs incurred at one of the Company’s distribution operations were previously classified as other expenses. To conform to current presentation of other similar costs, these warranty costs were reclassified as cost of goods sold during the fourth quarter of 2004. These reclassifications increased cost of goods sold and decreased other expenses approximately $254, $210, $127, and $427 for the nine months ended September 30, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively.

These reclassifications had no effect on the Company’s financial position, cash flows or net income (loss). The following table sets forth a summary of these reclassifications showing as reported and adjusted amounts for the nine months ended September 30, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002.

	Reorganized Company
	Nine Months Ended		Seven Months Ended
	September 30, 2004		December 31, 2003
	as reported	as adjusted	as reported	as adjusted
Net sales	$370,377	$360,795	$254,419	$250,320
Cost of goods sold	254,332	246,872	182,957	179,765
Selling, general and administrative expenses	92,114	92,114	70,690	68,603
Amortization of intangibles	3,077	2,630	2,853	2,370
Restructuring costs	9,815	8,394	—	1,873
Other, net	(1,007)	(753)	(290)	(80)

	Predecessor Company
	Five Months Ended		Year Ended
	May 31, 2003		December 31, 2002
	as reported	as adjusted	as reported	as adjusted
Net sales	$172,010	$169,617	$413,622	$407,715
Cost of goods sold	111,334	109,122	266,931	261,638
Selling, general and administrative expenses	44,340	43,824	106,695	106,695
Amortization of intangibles	363	309	1,033	846
Restructuring costs	—	516	—	—
Other, net	(1,174)	(1,047)	(4,213)	(3,786)

4. Plan of Reorganization

On November 19, 2001, the Company and substantially all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”).

On January 17, 2003, the Company filed with the Court the First Amended and Restated Joint Plan of Reorganization (the “Plan of Reorganization”) and the First Amended and Restated Disclosure Statement describing the Plan (the “Disclosure Statement”). The Plan of Reorganization and the Disclosure

Statement were filed with the SEC on Form 8-K on February 6, 2003. On April 3, 2003, the Court confirmed the Plan of Reorganization. The Plan of Reorganization was consummated on May 23, 2003 (the “Effective Date”), and the Company emerged from Chapter 11 bankruptcy protection.

The Plan of Reorganization provided for a substantial reduction of the Company’s long-term debt. Under the Plan of Reorganization, total debt was reduced to approximately $220,000, as compared to the nearly $800,000 in debt and $79,000 in preferred stock outstanding at the time the Company filed for Chapter 11 protection in November 2001. The Plan of Reorganization provided for treatment to the various classes of claims and equity interest as follows (as is more fully described in the Plan of Reorganization):

Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases, and the holders of such claims continue to retain their liens.

The pre-petition senior secured lenders (Class 2) exchanged their approximately $365,000 in debt and outstanding letters of credit for 94.5% of new common stock, $180,000 in new senior debt notes and Series C Warrants exercisable for additional shares of new common stock. The pre-petition senior lenders transferred the Series C Warrants to certain pre-petition equity holders.

General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder’s pro rata share of $7,500 and (2) 50% of such holder’s claim (estimated to provide a recovery on such claims of 30% to 37% of the amount of such claims). The Company has made distributions of $4,890 through December 31, 2004 of such amounts.

The 9 7/8% Senior Subordinated Note Holders (Class 5) exchanged their approximately $230,000 in debt and accrued interest for 5.5% of new common stock and Series A Warrants and Series B Warrants exercisable for additional shares of  new common stock. The 9 7/8% Senior Subordinated Note Holders had the opportunity to subscribe for additional shares through a subscription offering held pursuant to the Plan of Reorganization, but no holders subscribed to the offering of new common stock.

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

The Thermadyne Holdings Equity Interests (Class 9), which include the Company’s existing common and preferred stock, were cancelled upon the Effective Date of the Plan of Reorganization and the holders of such interests did not receive any distributions pursuant to the Plan of Reorganization.

On the Effective Date of the Plan of Reorganization, the Company issued 13,300,000 shares of new common stock, $180,000 in new senior debt notes, 1,157,000 Series A Warrants, 700,000 Series B Warrants and 271,429 Series C Warrants. The Company concurrently entered into a new senior secured credit facility providing for revolving loans of up to $50,000. The Company borrowed $15,349 under the facility on the Effective Date to repay in full amounts outstanding under the $60,000 debtor-in-possession credit facility among Thermadyne Mfg. LLC, as borrower, the Company and certain of its U.S. subsidiaries as guarantors and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the “DIP Facility”), for the payment of various pre-petition obligations and for general working capital purposes.

The Company has accounted for the consummation of the Plan of Reorganization (the “Restructuring”) using the principles of “fresh-start” accounting as required by SOP 90-7. Pursuant to such principles, the Company’s assets and liabilities were revalued as of the month-end closest to the Effective

Date. The assets were stated at their reorganization value (the “Reorganization Value”), which is defined as the fair value of assets before considering liabilities.

The Company determined the Reorganization Value through consultation with its financial advisors, by developing a range of values using both comparable companies and net present value approaches. The Reorganization Value was based in part on financial projections prepared by the Company for the period 2002 through 2006. These projections assume a compound annual growth rate for sales of approximately 3.3% with domestic sales growing at a slightly faster pace than international. This growth rate compares to a negative compounded rate of 4.5% the Company experienced for the years 1997 to 2002. The projections also assume improved profitability from continued efforts to reduce cost. The determination of the Reorganization Value is more fully described in the Plan of Reorganization. Based on the analyses prepared by the Company and its financial advisors, the Company estimated the Reorganization Value at approximately $518,000. The Company made an allocation of the Reorganization Value to its various asset classes which includes certain estimates and judgments.

The following unaudited consolidated balance sheet as of June 1, 2003 illustrates the effect of the Restructuring and the effect of fresh-start accounting adjustments to record the preliminary allocation of the Reorganization Value to the Company’s assets. The total amount of debt forgiveness was $782,100 and was included as a gain on reorganization in the accompanying statements for the five month period ended May 31, 2003. The consolidated balance sheet at June 1, 2003 has been prepared on a different basis of accounting and is not comparable in material respects to any balance sheet as of any prior date.

	June 1, 2003 Historical Basis of Accounting	Debt Discharge and Restructuring		Fresh-Start Adjustments		June 1, 2003 New Basis of Accounting
ASSETS
Current Assets:
Cash and cash equivalents	$12,793	$—		$—		$12,793
Accounts receivable, net	86,089	—		—		86,089
Inventories	105,804	—		—	(j)	105,804
Prepaid expenses and other	11,103	—		(933	)(k)	10,170
Total current assets	215,789	—		(933)		214,856
Property, plant and equipment	73,934	—		11,933	(l)	85,867
Deferred financing costs	675	677	(a)	—		1,352
Goodwill	13,089	—		122,779	(m)	135,868
Intangibles	4,046	—		75,382	(n)	79,428
Other assets	1,113	—		—		1,113
Total assets	$308,646	$677		$209,161		$518,484
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$29,649	$—		$—		$29,649
Accrued and other liabilities	31,963	8,639	(b)	—		40,602
Accrued interest	1,348	(1,348	)(c)	—		—
Income taxes payable	3,841	488	(d)	—		4,329
Current maturities of long-term obligations	15,511	(11,650	)(e)	—		3,861
Total current liabilities	82,312	(3,871)		—		78,441
Liabilities subject to compromise	835,969	(835,969	)(f)	—		—
Long-term obligations, less current maturities	15,742	195,349	(g)	3,856	(o)	214,947
Other long-term liabilities	47,203	9,648	(d)	(15,155	)(o)	41,696
Total liabilities	981,226	(634,843)		(11,299)		335,084
Redeemable preferred stock	78,509	(78,509	)(h)	—		—
Stockholders’ equity (deficit):
Common stock	36	97	(i)	—		133
Additional paid-in capital	(130,204)	313,471	(i)	—		183,267
Accumulated other comprehensive loss	(38,812)	(2,488	)(i)	41,300	(p)	—
Accumulated deficit	(582,109)	402,949	(i)	179,160	(p)	—
Total stockholders’ equity (deficit)	(751,089)	714,029		220,460		183,400
Total liabilities and shareholders’ equity	$308,646	$677		$209,161		$518,484

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

(g)    To record initial borrowings of $15,349 under the new credit agreement and to record $180,000 of new term notes in accordance with the Plan of Reorganization. Initial borrowings under the new credit agreement were used to repay the DIP Facility and to pay certain amounts due at closing including interest on the DIP Facility and the Company’s pre-petition credit facility.

(h)   To eliminate preferred stock in accordance with the Plan of Reorganization.

(i)    To adjust equity for adjustments contemplated in the Plan of Reorganization and to record new common stock.

Fresh-Start Adjustments:

(j)     To record work-in-process and finished goods at their respective selling prices less (i) costs to complete, (ii) costs of disposal and (iii) a reasonable profit on the selling effort, as applicable. The write-up in inventory resulting from this revaluation was essentially offset by an adjustment to eliminate the existing LIFO inventory layers, the LIFO reserve and previously capitalized inventory costs.

(k)   To eliminate the prepaid pension asset and record the liability related to the defined benefit pension plans at the projected benefit obligation in excess of plan assets and eliminate other amounts recorded on the balance sheet. In addition to the prepaid pension asset, the Company eliminated $4,459 recorded in accumulated other comprehensive loss.

(l)    To write up fixed assets to their estimated fair value. The adjustment includes a reduction of approximately $1,860 of land, buildings and leasehold improvements related to a facility that will be exited in mid-2004. The write-up was based on management estimates and an appraisal prepared for the Company by a third party.

(m)  To record the excess of the Reorganization Value over identifiable assets (“goodwill”).

(n)   To record the incremental allocation of the Reorganization Value to identifiable intangible assets. Intangibles consist of the following as of June 1, 2003:

Patents	$7,436
Trademarks	33,600
Customer relationships	38,392
$79,428

The value assigned to patents, trademarks and customer relationships was based on management’s estimates and an appraisal prepared for the Company by a third party.

(o)   Adjustments consist of the following:

	Long-Term Obligations	Other Long-Term Liabilities
Properly classify capital lease obligations	$8,744	$(8,769)
Reduction in capital lease obligation related to a facility that will be exited in mid-2004	(4,888)	—
Adjust pension obligation	—	1,787
Adjust post-retirement benefit obligation	—	(8,173)
	$3,856	$(15,155)

Similar to the adjustment made related to the defined benefit pension plans, the liability related to the postretirement benefit plan was adjusted to the accumulated postretirement benefit obligation.

(p)   To eliminate remaining balances of accumulated other comprehensive loss and retained deficit.

Liabilities Subject to Compromise

Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as a debtor-in-possession. These claims are shown in the December 31, 2002 balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor’s assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise at May 31, 2003 and at December 31, 2002 prior to the reorganization consisted of the following:

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

Reorganization Items

Reorganization costs for the five months ended May 31, 2003 were $15,692 consisting of $14,959 of professional fees, $285 paid under the key employee retention plan and $448 of other reorganization costs. Reorganization costs for 2002 were $23,908 and included $9,764 of professional fees and expenses, $1,933 of expenses related to financing fees associated with the DIP Facility, $13,826 for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $290 related to payments made under the key employee retention plan approved by the Court, a benefit of $2,664 related to the rejection of certain capital leases and $759 of other reorganization items.

5. Accounts Receivable

As of December 31, 2004 and 2003, accounts receivable are recorded at the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

	Balance at Beginning of		Net	Balance at End of
Allowance for Doubtful Accounts	Period	Provision	Write- offs	Period
Year ended December 31, 2004 (Reorganized Company)	$6,443	$932	$(1,266)	$6,109
Seven months ended December 31, 2003 (Reorganized Company)	4,489	2,834	(880)	6,443
Five months ended May 31, 2003 (Predecessor Company)	4,275	455	(241)	4,489
Year ended December 31, 2002 (Predecessor Company)	3,376	1,542	(643)	4,275

6. Inventories

The composition of inventories at December 31 is as follows:

	Reorganized	Reorganized
	Company	Company
	2004	2003
Raw materials	$25,311	$21,218
Work-in-process	33,095	28,906
Finished goods	64,370	50,390
	122,776	100,514
LIFO reserve	(4,069)	(444)
	$118,707	$100,070

The carrying value of inventories valued by the LIFO method was $74,260 at December 31, 2004 and $62,666 at December 31, 2003.

7. Property, Plant, and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	Reorganized	Reorganized
	Company	Company
	2004	2003
Land	$8,197	$7,368
Building	23,747	19,578
Machinery and equipment	78,815	69,204
	110,759	96,150
Accumulated depreciation	(31,745)	(13,630)
	$79,014	$82,520

Assets recorded under capitalized leases were $17,599 ($13,775 net of accumulated depreciation) and $14,955 ($12,634 net of accumulated depreciation) at December 31, 2004 and 2003, respectively.

8. Intangible Assets

The composition of intangibles at December 31 is as follows:

	Reorganized	Reorganized
	Company	Company
	2004	2003
Goodwill	$208,403	$135,868
Patents and customer relationships	49,517	47,404
Trademarks	33,403	33,353
	291,323	216,625
Accumulated amortization	(6,306)	(2,853)
	$285,017	$213,772

As described in Note 14, upon filing of the Company’s 2003 federal income tax return during the third quarter of 2004, deferred tax liabilities increased by $69,692, and goodwill was correspondingly increased by $69,692 to reflect the final determination of tax attribute reductions made as a result of the Company’s emergence from bankruptcy.

As described in Note 19, during the year end review of the Company’s financial statements, management identified an unexpected variation in the balance sheet data for the Company’s Brazilian subsidiary. After performing detailed analytical and internal audit procedures, the Company identified errors related to current and historical periods. Accordingly, during the fourth quarter of 2004, the Company recorded a $2,843 increase to goodwill.

Amortization expense amounted to $3,453, $2,370, $309, and $846 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively. Amortization expense for patents and customer relationships is expected to be approximately $3,500 for each of the next five fiscal years.

9. Debt and Capital Lease Obligations

The composition of debt and capital lease obligations at December 31 is as follows:

	Reorganized	Reorganized
	Company	Company
	2004	2003
Working Capital Facility	$10,824	$12,860
Second-Lien Facility	20,000	—
Term A Loan	9,250	—
Senior Term Notes	—	180,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	—
Capital leases (Note 13)	19,160	20,435
Other	11,513	5,083
	245,747	218,378
Current maturities, working capital facility and second-lien facility	(42,079)	(27,974)
	$203,668	$190,404

At December 31, 2004 the schedule of principal payments on debt, excluding capital lease obligations, is as follows:

2005	$39,666
2006	1,706
2007	1,708
2008	1,656
2009	4,248
Thereafter	177,603

For the year ended December 31, 2004, the Company’s weighted average interest rate on its short-term borrowings was 7.71%.

Senior Subordinated Notes

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20,000 of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to the Company’s GECC credit agreement (the “Credit Agreement”), were used to repay all outstanding borrowings under the existing $180,000 senior term notes and to reduce amounts outstanding under the Company’s revolving credit facility. In May 2004, for the purpose of an exchange offer, the Company registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933. The Company completed the exchange offer in the second quarter and more than 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9¼% per annum and is payable semiannually in arrears on February 1 and August 1.

Credit Agreement

The Credit Agreement consisted of the Term Loan and a $50,000 revolving credit facility (the “Working Capital Facility”). Up to $20,000 of the Working Capital Facility was available for letters of credit. Actual borrowing availability was subject to a borrowing base calculation, which equaled 1.5 times Adjusted EBITDA. The Credit Agreement defines Adjusted EBITDA as 100% of the EBITDA for the Company and its domestic subsidiaries plus 65% of the EBITDA of the Company’s Canadian subsidiaries. EBITDA is defined in the Credit Agreement as net income less income tax credits, interest income, gains from extraordinary items, any aggregate net gain on the sale of tangible assets, and any other non-cash gains added in determining net income; plus, provision for income taxes, interest expense, depreciation, amortization of intangibles, amortization of deferred financing costs, any amount deducted from net income as a result of stock or stock option grants, the accrual net of any payments in cash related to net periodic post-retirement benefit costs, losses from extraordinary items, reorganization costs related to the Chapter 11 cases, and any non-recurring employee severance expenses and non-recurring cash expenses related to plant reorganizations, not to exceed $10,000 in the aggregate, the non-cash portion of any expense or loss attributable to any interest rate agreement or arrangement permitted under the Credit Agreement prior to the termination or expiration of such agreement or arrangement, and $8,900 of non-cash reserves recorded at December 31, 2003 related to the implementation of a revised reserve methodology for inventory and accounts receivable and recognition of an additional accrual for warranty obligations. Availability under the Working Capital Facility was also limited if the Company failed to meet certain levels of Adjusted EBITDA. Borrowings under the Term Loan and the Working Capital Facility accrued interest, at the Company’s option, at the prime lending rate plus 2.25%, in the case of index rate loans, or at the London Interbank Offered Rate (“LIBOR”) plus 3.25%, in the case of LIBOR loans. Unused portions of the Working Capital Facility were charged 75 basis points as of December 31, 2004.

The Credit Agreement was secured by substantially all of the assets of the Company’s domestic subsidiaries, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Credit Agreement contained financial covenants, including minimum levels of EBITDA (determined on a consolidated basis) and other customary provisions.

On November 22, 2004, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement has a five year maturity, adds the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada, which are referred to as the Foreign Subsidiary Parties, as credit collateral parties and changes the determination of the borrowing base from a cash flow-based formula to an asset-based formula. Under the Amended Credit Agreement, the total loan commitment was increased from $70,000 to $91,300 (subject to the limitation described below), with an increase in the revolving loan commitment to $80,000 from $50,000 and a decrease in term loan commitments from $20,000 to $11,300. The amended term loan commitments consist of a $9,250 Term A loan and a maximum $2,050 Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia. The Amended Credit Agreement also increases the amount of letters of credit that can be issued from $20,000 to $25,000. The Amended Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowing under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Amended Credit Agreement and determined on a consolidated basis) and other customary provisions and requires refinancing of the obligations under the Second-Lien Facility by May 22, 2005. In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under the Company’s $20,000 Second-Lien Facility due July 22, 2005 and guaranteed the Company’s $175,000 9 1/4% of Senior Subordinated Notes. Interest rates on the Amended Credit Agreement have been reduced to, at the Company’s option, LIBOR plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR plus 2.50% or the prime rate plus 0.75% on the term loan facilities. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Principal payments on the term loan facilities are equal quarterly payments based on seven-year amortization, with the remaining amount paid at maturity. Unused portions of the revolving credit facility bear interest at the rate of 0.5% per annum. The Amended Credit Agreement limits total borrowings under the facility to $75,000 until the Second-Lien Facility is paid or refinanced with long-term debt and requires that the Second-Lien Facility be paid or refinanced 60 days before maturity. The Amended Credit Agreement does under certain conditions, allow for the use of the revolving facility to repay the Second-Lien Facility. As of December 31, 2004, the Company had outstanding borrowings of $10,824 and issued letters of credit totaling $10,857 under the revolving facilities. The Company had availability of $27,182 under the revolving facility at December 31, 2004. The revolving facility terminates on November 22, 2009. The Term A Loan matures on November 22, 2009 and requires equal quarterly principal payments of $330 per quarter beginning December 31, 2004 through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009. As of December 31, 2004 the Company did not have access to the Delayed Term Loan.

The Working Capital Facility requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit. These agreements, combined with the existence of a subjective Material Adverse Effect (“MAE”) clause, cause the Working Capital Facility to be classified as a current liability. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Working Capital Facility classified as a current liability. The Company’s intent is to continually use the Working Capital Facility throughout the life of the agreement to fund working capital needs. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, assets or prospects.

On March 16, 2005, the Company entered into an amendment to the Amended Credit Agreement which modified certain financial covenants. The Amended Credit Agreement was further amended on March 30, 2005 to modify certain financial covenants and enable the Company to extend its Second-Lien Facility. The Amended Credit Agreement requires the Second-Lien Facility to be paid or refinanced 60 days prior to its maturity.

Second-Lien Facility

On July 29, 2004 the Company entered into a new $20,000 second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004 the Company entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant. The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR plus 6.00%, or an alternative base rate of (the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00%) plus 5.00%. The Second-Lien Facility restricts how much long-term debt the Company may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005, the Second-Lien Facility was amended to modify a financial covenant. The Second-Lien Facility was further amended on March 30, 2005 to modify certain other financial covenants and extend its maturity until April 30, 2006.

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

Parent Company Financial Information

Borrowings under the Amended Credit Agreement are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, certain of Industries’ other domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada. The Amended Credit Agreement contains restrictions that limit Industries’ ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation. At December 31, 2003 and 2004 the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries, and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

10. Derivative Instrument

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

The Company has designated the interest rate swap as a fair value hedge of its fixed rate debt. The terms of the interest rate swap contract and hedged item meet the criteria to be measured using the short-cut method defined in SFAS No. 133 and therefore perfect effectiveness is assumed over the term of the swap.

In accordance with SFAS No. 133, as of December 31, 2004 the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment of $213 was recorded as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. For the year ended December 31, 2004, the Company realized a reduction in its interest expense as a result of the interest rate swap of $1,002.

11. Warrants

In connection with the Restructuring and the settlement of the various creditor classes in the Chapter 11 bankruptcy proceeding, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

				Warrants
	Warrants			Issued and
	Issued			Outstanding
	to Purchase	Exercise		as of
	Common	Price	Expiration	December 31,
	Stock	Per Share	Date	2004
Class A Warrants	1,157,000	$13.85	May 23, 2004	—
Class B Warrants	700,000	$20.78	May 23, 2006	700,000
Class C Warrants	271,429	$27.70	May 23, 2006	271,429

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

During the year ended December 31, 2004, 13,973 Class A Warrants were exercised, the proceeds of which were $193. The remaining Class A Warrants expired on May 23, 2004. There were no Class B Warrants or Class C Warrants exercised during the year ended December 31, 2004.

12. Stock Options

The stock option plans existing at December 31, 2002 and all options issued there under were cancelled in May 2003 upon emergence from Chapter 11 bankruptcy.

The 2004 Non-Employee Directors Stock Option Plan (the “Directors Plan”) was adopted in May 2004 for the Company’s board of directors. Up to 200,000 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Directors Plan.

The 2004 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted in May 2004 for the Company’s employees. Up to 1,477,778 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of (a) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, (b) non-statutory stock options, (c) stock appreciation rights (“SARs”), (d) restricted stock, (e) stock units and (f) performance awards. In 2004 the Company awarded 375,000 stock options under the Stock Incentive Plan, of which, 187,500 vest ratably over three years following the grant date. The remaining 187,500 options will vest within three years of the grant date if certain financial goals are met, but will vest at the end of seven years regardless of whether these financial targets are achieved.

In August 2003, the Company awarded stock option grants to non-employee directors under specific grant agreements. Each non-employee director was granted an option to acquire up to 25,000 shares of common stock. Each grant vests ratably over a three year period.

A summary of the activity and related information for options issued after emergence from Chapter 11 is summarized as follows:

	Reorganized Company
		Weighted
		Average
	Shares	Exercise Price
Options outstanding at June 1, 2003	—	$—
Options granted	300,000	11.81
Options exercised	—
Options cancelled or expired	—
Options outstanding at December 31, 2003	300,000	11.81
Options granted	375,000	13.10
Options exercised
Options cancelled or expired
Options outstanding at December 31, 2004	675,000	$12.53
Options exercisable at December 31, 2004	245,833	$11.39

Following is a summary of stock options outstanding as of December 31, 2004:

		Weighted Average
	Number of	Remaining Life	Shares
	Options	(In Years)	Exercisable
Options outstanding:
Exercise price of $9.60	125,000	3.8	125,000
Exercise price of $10.95	25,000	8.9	8,333
Exercise price of $13.10	375,000	9.5	62,500
Exercise price of $13.79	150,000	8.6	50,000
	675,000		245,833

13. Leases

Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows:

	Capital	Operating
	Leases	Leases
2005	$4,367	$4,704
2006	3,496	3,928
2007	2,999	3,186
2008	3,158	2,928
2009	3,420	2,820
Thereafter	12,135	5,280
Total minimum lease payments	29,575	$22,846
Amount representing interest	(10,415)
Present value of net minimum lease payments, including current obligations of $2,413	$19,160

Rent expense under operating leases amounted to $7,345, $3,979, $2,842, and $5,882 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively.

During the fourth quarter of 2002, the Court approved the rejection of two leases, both of which were accounted for as capital leases. A net gain of $3,100 was recognized as a result of these lease rejections, which has been included in reorganization items on the accompanying statement of operations.

14. Income Taxes

Pretax income (loss) was allocated under the following jurisdictions:

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Domestic income (loss)	$(28,505)	$(14,725)	$515,287	$(17,415)
Foreign income	9,935	1,003	56,615	4,506
Income (loss) before income taxes	$(18,570)	$(13,722)	$571,902	$(12,909)

The provision for income taxes is as follows:

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Current:
Federal	$—	$—	$—	$—
Foreign	8,013	2,599	2,789	2,648
State and local	—	—	150	150
Total current	8,013	2,599	2,939	2,798
Deferred—Foreign	(2,606)	1,230	—	248
	$5,407	$3,829	$2,939	$3,046

The composition of deferred tax assets and liabilities at December 31 is as follows:

	Reorganized	Reorganized
	Company	Company
	2004	2003
Deferred tax assets:
Post-employment benefits	$7,729	$6,899
Accrued liabilities	4,596	4,342
Other	5,812	5,666
Net operating loss carryforwards	57,173	65,081
Total deferred tax assets	75,310	81,988
Valuation allowance for deferred tax assets	(48,980)	(56,737)
Net deferred tax assets	26,330	25,251
Deferred tax liabilities:
Fixed assets	(1,697)	(3,874)
Intangibles	(20,156)	(19,346)
Inventories	(3,101)	(3,261)
Investment in subsidiary	(69,692)	—
Total deferred tax liabilities	(94,646)	(26,481)
Net deferred tax assets (liabilities)	$(68,316)	$(1,230)

The income tax provisions for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003, and the year ended December 31, 2002 include a charge of $10,008, $5,382, $5,454, and $3,962, respectively, to adjust the valuation allowance on the net deferred tax amount, as management does not believe this asset will be fully realized. The valuation allowance for the five month period ended May 31, 2003 also includes a credit in the amount of $63,433 to include the effects of reorganization and fresh-start accounting adjustments.

Upon filing of the Company’s 2003 federal income tax return during the third quarter of 2004, deferred tax liabilities increased by $69,692, and goodwill was correspondingly increased by $69,692 to reflect the final determination of tax attribute reductions made as a result of the Company’s emergence from bankruptcy.  During 2004, the valuation allowance was reduced by $17,765 to reflect the reduction of tax loss carryovers and other adjustments related to the Company’s emergence from bankruptcy.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income excluding the gain on reorganization and adoption of fresh-start accounting as a result of the following differences:

	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Tax at U.S. statutory rates	$(6,500)	$(4,803)	$200,166	$(4,518)
Foreign deemed dividends (Section 956)	1,876	—	—	—
Nondeductible goodwill amortization , nondeductible expenses and other exclusions	(290)	1,565	612	2,449
Reorganization gain and fresh-start adjustments	—	—	(139,744)	—
Change in valuation allowance	10,008	5,382	(57,979)	3,962
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	316	1,685	(226)	1,055
State income taxes, net of federal tax benefits	(3)	—	110	98
	$5,407	$3,829	$2,939	$3,046

At December 31, 2004, the Company had net operating loss carry forwards of approximately $136,809 available for U.S. federal income tax purposes which expire between 2005 and 2024. Utilization of the majority of these net operating loss carry forwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code).

The Company’s foreign subsidiaries have undistributed earnings at December 31, 2004. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of the Company’s foreign earnings that qualify for the temporary deduction is $22,343. For the Company, the one-year period during which the qualifying distributions can be made is fiscal 2005. Due to the Company’s net operating loss carry forward position in the U.S., the Company is currently not planning to repatriate foreign earnings under the repatriation provisions of the Jobs Act.

15.   Employee Benefit Plans

401(k) Retirement Plan.   The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $1,989, $1,281, $915, and $2,029 for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively.

Pension Plans.   The Company’s subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989 into one plan (the “Retirement Plan”). All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.

The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed. Pension benefits are actuarially determined and are funded through mandatory participant contributions and the Company’s actuarially determined contributions. The Company made contributions of $632 and $391 for the years ended December 31, 2004 and 2003, respectively. Prepaid benefit cost at December 31, 2004 and 2003 was $9,818 and $9,388, respectively. The prepaid benefit cost is not included in the table below or in the balance sheet, as the Company has no legal right to amounts included in this fund. In addition, upon dissolution of the Fund, any excess funds are required to be allocated to the participants as determined by the actuary. Accordingly, the Company accounts for this fund as a defined contribution plan. The actuarial assumptions used to determine the Company’s contribution, the funded status, and the retirement benefits are consistent with previous years.

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

The measurement date used to determine pension and other postretirement measurements for the plan assets and benefit obligations is December 31. The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other postretirement benefit plans as recognized in the consolidated balance sheets for the years ended December 31, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
	Reorganized	Reorganized	Reorganized	Reorganized
	Company	Company	Company	Company
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$18,882	$15,484	$19,200	$15,805
Service cost	—	—	978	966
Interest cost	1,142	1,102	1,272	1,113
Actuarial loss	678	3,218	2,979	2,107
Plan amendments	—	—	—	—
Benefits paid	(896)	(922)	(702)	(791)
Benefit obligation at end of year	$19,806	$18,882	$23,727	$19,200
Change in plan assets:
Fair value of plan assets at beginning of year	$13,523	$11,422
Actual return on plan assets	1,417	2,594
Employer contributions	998	534
Benefits paid	(896)	(922)
Administrative expenses	(61)	(105)
Fair value of plan assets at end of year	$14,981	$13,523
Funded status of the plan (underfunded)	$(4,825)	$(5,359)	$(23,727)	$(19,200)
Unrecognized net actuarial loss (gain)	(747)	(1,161)	2,790	—
Unrecognized prior service cost	—	—	—	—
Net amount recognized	$(5,572)	$(6,520)	$(20,937)	$(19,200)
Amounts recognized in the balance sheets:
Accrued benefits	$(5,572)	$(6,520)
Intangible asset	—	—
Accumulated other comprehensive loss	—	—
Net amount recognized	$(5,572)	$(6,520)
Weighted-average assumptions as of December 31:
Discount rate—net periodic benefit cost	6.25%	6.25%	6.25%	6.25%
Discount rate—benefit obligations	5.90%	6.25%	5.90%	6.25%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The defined benefit pension plan’s weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Equity securities	59.26%	68.72%
Debt securities	34.00%	24.40%
Insurance contracts	6.07%	6.73%
Other	0.67%	0.15%
Total	100.00%	100.00%

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

Asset Types   The pension fund is managed utilizing the following classes of assets: equities and their equivalents, fixed income securities and cash and equivalents.

Asset Mix   The following represents the midpoint mix of the asset types described:

Equities
Large capitalization equities	33%
Mid capitalization equities	15%
International equities	10%
Emerging markets (international)	5%
Fixed Income
Core bonds	27%
High yield bonds	10%
Total	100%

Cash and cash equivalents are used as appropriate for plan liquidity needs.

Investment Management   The limits for equity/fixed income emphasis (at market value) are:

	Minimum	Midpoint	Maximum
Large capitalization equities	23%	33%	43%
Mid capitalization equities	10%	15%	20%
International equities	10%	10%	10%
Emerging markets (international)	5%	5%	5%
Fixed income	22%	37%	52%

The expected long-term rate of return on plan assets is 8%. In setting this rate, the Company considered the historical returns of the plan’s fund, anticipated future market conditions including inflation and the target asset allocation of the plan’s portfolio.

The Company expects to contribute approximately $1,172 in required payments to the Retirement Plan for the year ending December 31, 2005. It is not expected that any discretionary contributions or non-cash contributions will be made.

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits
	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Components of the net periodic benefit cost:
Interest cost	$1,142	$665	$437	$1,040
Expected return on plan assets	(1,091)	(529)	(366)	(1,108)
Recognized loss	—	—	116	—
Prior service cost recognized	—	—	7	23
Benefit cost (credit)	$51	$136	$194	$(45)

	Other Postretirement Benefits
	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Components of the net periodic benefit cost:
Service cost	$978	$597	$370	$789
Interest cost	1,272	891	421	1,077
Recognized gain	—	—	(195)	(521)
Prior service cost recognized	—	—	(80)	(193)
Benefit cost	$2,250	$1,488	$516	$1,152

The assumed medical cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.0%, 7.0%, 7.5% and 7.5% for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively, declining gradually to 6.0% in 2014. The assumed dental cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.0% for all periods.

The assumed medical cost trend rate used in measuring the net benefit cost was 7.0%, 7.5%, 7.5% and 8.0% for the year ended December 31, 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002, respectively, declining gradually to 6.0% in 2014. The assumed dental cost trend rate used in measuring the net benefit cost was 6.0% for all periods.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2004	$461	$(366)
Effect on postretirement benefit obligation as of December 31, 2004	$3,888	$(3,130)

The following table presents the benefits expected to be paid in the next ten fiscal years:

	Other	Other
	Pension	Postretirement
Year	Benefits	Benefits
2005	$962	$655
2006	$995	$717
2007	$1,023	$823
2008	$1,066	$902
2009	$1,141	$1,010
2010 through 2014	$6,334	$6,796

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position (“FSP”) 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

In May 2004, the FASB issued FSP No. FAS 106-2, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. The provisions of FSP No. FAS 106-2 were effective for the Company’s interim period beginning July 1, 2004. Since the Company’s plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. The reduction in the APBO for the subsidy related to benefits attributed to past service is $1,600. The effect of the subsidy on the measurement of net periodic post retirement benefit cost for 2004 is to reduce the service cost by $21, reduce the interest cost by $99, and eliminate the $67 amortization of the unrecognized loss, for a total reduction in 2004 benefit cost of $187.

16. Segment Information

Although the Company’s operations are comprised of several product lines and operating locations, similarity of products, paths to market, end users and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis, and accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the United States, Europe and Australia/Asia.

Summarized financial information concerning the Company’s geographic segments is shown in the following table.

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Net sales
United States	$277,344	$141,230	$99,460	$259,572
Europe	64,676	36,940	26,210	50,134
Australia / Asia	70,046	35,774	20,500	44,731
All other international	70,553	36,376	23,447	53,278
	$482,619	$250,320	$169,617	$407,715

	Reorganized	Reorganized
	Company	Company
	December 31,	December 31,
	2004	2003
Identifiable assets
United States	$35,915	$36,899
Europe	14,472	16,159
Australia / Asia	10,769	11,837
All other international	13,025	11,300
Corporate	297,383	221,503
	$371,564	$297,698

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company’s key product lines:

	Reorganized Company		Predecessor Company
	Year	Seven Months	Five Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	May 31,	December 31,
	2004	2003	2003	2002
Gas apparatus	$168,409	$91,193	$61,511	$154,617
Arc welding equipment	85,897	46,340	30,067	67,520
Arc welding consumables	146,584	73,530	50,886	121,411
Plasma and automated cutting equipment	72,496	35,649	25,104	59,544
All other	9,233	3,608	2,049	4,623
	$482,619	$250,320	$169,617	$407,715

17. Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At December 31, 2004, the Company and certain of its wholly owned subsidiaries are co-defendants have been served in 84 cases alleging manganese-induced illness. Most of these cases involve claims by multiple plaintiffs. In each instance, a large number of defendants were sued. The claimants allege manganese-induced illness and seek compensatory and, in most instances, punitive damages, of usually unspecified amounts. The claimants allege that exposure to manganese contained in welding consumables caused adverse neurological conditions. While there is uncertainty relating to any litigation, after considering recorded liabilities, the Company does not believe that the outcome of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

18. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in different parts of the country, and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not require collateral on these financial instruments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable.

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

Debt:   The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and long-term obligations, excluding the Senior Subordinated Notes, estimate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $171,063 at December 31, 2004 is based on available market information.

Interest rate swap:   The fair value of the interest rate swap represents the estimated amount the Company would receive or pay upon termination of the agreement.

19. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	Reorganized Company 2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales(2)	$116,688	$123,210	$120,897	$121,824
Gross profit(2)	38,009	40,177	35,737	32,905
Operating income (loss)(2)	4,521	4,544	(106)	(825)
Net loss applicable to common shares	(1,029)	(5,289)	(8,473)	(9,186	)(1)
Basic and diluted net loss per share applicable to common shares	(0.08)	(0.40)	(0.64)	(0.69)

	Predecessor Company		Reorganized Company
	2003
	Three Months	Two Months	One Month	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	March 31	May 31	June 30	September 30	December 31
Net sales(2)	$99,125	$70,492	$35,519	$105,016	$109,785
Gross profi (2)	35,800	24,695	11,818	33,239	25,498
Operating income (loss)(2)	9,405	5,925	2,583	3,282	(9,644)
Net income (loss) applicable to common shares	1,190	567,773	806	(3,356)	(15,001	)(3)
Basic and diluted net income (loss) per share applicable to common shares(4)	0.33	158.14	0.06	(0.25)	(1.13)

(1)          During the year end review of the Company’s financial statements, management identified an unexpected variation in the balance sheet data for the Company’s Brazilian subsidiary. Further inquiry revealed that certain period costs had been improperly capitalized and included in inventory. These initial findings led the Audit Committee of the Company’s Board of Directors, as well as the newly appointed Executive Vice President and CFO and the Company’s internal counsel to conduct an independent investigation into the accounting and financial reporting matters at the Company’s Brazilian operations. Special counsel and an independent accounting firm were engaged to assist in an investigation and report on this matter. After performing detailed analytical review procedures on the Company’s other smaller foreign locations, this internal audit process was extended to include the Company’s South African subsidiaries. As a result of these internal audits, the Company recorded a fourth quarter charge of approximately $1,745, net of tax, and approximately $2,843 to increase goodwill as a result of errors that existed prior to the Company’s emergence from bankruptcy.

In addition, the Company identified a number of issues during the year end close and audit process which resulted in adjustments to the financial statements. A summary of the adjustments affecting prior quarters are as follows: (1) an adjustment of $1,285 to increase income tax benefit and deferred tax asset, (2) a pretax adjustment of $1,068 to reduce other income and record a deferred gain (3) a pretax adjustment of $2,713 to capitalize manufacturing variances by increasing inventory and reducing cost of sales, and (4) a pretax adjustment of $526 to increase depreciation expense.

The Company determined that, while these adjustments related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.

(2)          Amounts shown for net sales, gross profit and operating income (loss) include the reclassifications as described in Note 3.

(3)          The net loss for the fourth quarter of 2003 includes the following items:

•       A $4.4 million write-down of excess inventory reflecting the Company’s change in management during the fourth quarter and the decision to reduce working capital requirements and liquidate inventory at a more rapid pace.

•       A $2.7 million charge to increase the product warranty reserve reflecting the change in the Company’s estimate of the total warranty costs that may be incurred related to products sold prior to December 31, 2003.

•       A $1.8 million charge to increase the allowance for doubtful accounts in recognition of the bankruptcy of one of the Company’s customers and deteriorated aging in other accounts.

•       A charge of $0.9 million related to a change in senior management in the fourth quarter and costs of $1.5 million related to the relocation and consolidation of certain U.S. manufacturing facilities.

(4)          Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

20. Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014. The Company’s domestic, wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company. In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada also guaranteed the Company’s $175,000 9 ¼% Senior Subordinated Notes.

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$5,558	$1,092	$—	$6,650
Accounts receivable, net	—	54,544	39,011	—	93,555
Inventories	—	78,914	39,793	—	118,707
Prepaid expenses and other	—	5,302	2,997	—	8,299
Current deferred tax assets	—	3,129	—	—	3,129
Total current assets	—	147,447	82,893	—	230,340
Property, plant and equipment, net	—	48,791	30,223	—	79,014
Goodwill	—	208,403	—	—	208,403
Intangibles, net	—	63,714	12,900	—	76,614
Other assets	4,551	2,594	388	—	7,533
Investment in and advances to subsidiaries	177,630	—	—	(177,630)	—
Total assets	$182,181	$470,949	$126,404	$(177,630)	$601,904
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$19,386	$20,072	$—	$39,458
Accrued and other liabilities	—	31,288	4,427	—	35,715
Accrued interest	6,487	642	—	—	7,129
Income taxes payable	—	(676)	3,340	—	2,664
Working capital and second-lien facilities	—	30,824	—	—	30,824
Current maturities of long-term obligations	—	4,631	6,624	—	11,255
Total current liabilities	6,487	86,095	34,463	—	127,045
Long-term obligations, less current maturities	174,787	20,978	7,903	—	203,668
Deferred tax liabilities	—	71,445	—	—	71,445
Other long-term liabilities	213	37,278	6,619	—	44,110
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (accumulated deficit)	(41,528)	(11,055)	(8,221)	19,276	(41,528)
Accumulated other comprehensive income (loss)	13,571	5,758	7,707	(13,465)	13,571
Total shareholders’ equity (deficit)	155,636	(5,297)	(514)	5,811	155,636
Net equity and advances to / from subsidiaries	(154,942)	260,450	77,933	(183,441)	—
Total liabilities and shareholders’ equity (deficit)	$182,181	$470,949	$126,404	$(177,630)	$601,904

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$445,173	$122,320	$(84,874)	$482,619
Operating expenses:
Cost of goods sold	—	320,412	99,872	(84,493)	335,791
Selling, general and administrative expenses	—	101,540	22,631	—	124,171
Amortization of intangibles	—	3,265	188	—	3,453
Net periodic postretirement benefits	—	2,250	—	—	2,250
Restructuring costs	—	8,820	—	—	8,820
Operating income (loss)	—	8,886	(371)	(381)	8,134
Other income (expense):
Interest	(14,974)	(4,577)	(2,282)	—	(21,833)
Amortization of deferred financing costs	(429)	(989)	—	—	(1,418)
Equity in net income (loss) of subsidiaries	(8,574)	—	—	8,574	—
Other , net	—	(2,778)	(675)	—	(3,453)
Income (loss) before income tax provision	(23,977)	542	(3,328)	8,193	(18,570)
Income tax provision	—	1,308	4,099	—	5,407
Net income (loss)	$(23,977)	$(766)	$(7,427)	$8,193	$(23,977)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(23,548)	$4,140	$(2,168)	$8,193	$(13,383)
Cash flows from investing activities:
Capital expenditures	—	(11,814)	(4,265)	—	(16,079)
Proceeds from sales of assets	—	—	1,324	—	1,324
Net cash used in investing activities	—	(11,814)	(2,941)	—	(14,755)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	(2,036)	—	—	(2,036)
Net (repayments) borrowings of long-term obligations	(5,000)	28,645	4,588	—	28,233
Changes in net equity and advances to / from subsidiaries	28,548	(20,571)	216	(8,193)	—
Financing fees and other	—	(2,839)	(5,354)	—	(8,193)
Net cash provided (used in) financing activities	23,548	3,199	(550)	(8,193)	18,004
Net decrease in cash and cash equivalents	—	(4,475)	(5,659)	—	(10,134)
Cash and cash equivalents at beginning of period	—	10,033	6,751	—	16,784
Cash and cash equivalents at end of period	$—	$5,558	$1,092	$—	$6,650

21. Restructuring Costs

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities. During the year ended December 31, 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003, the Company recognized expenses of $8,820, $1,873 and $516, respectively, which were included in restructuring costs on the accompanying consolidated statements of operations. Of the amount recorded in 2004, $456 related to severance costs for approximately 50 employees. The Company also recorded $5,408 in 2004 related to incentive bonuses, employee relocation costs, costs to relocate equipment, and other expenses associated with the relocation and consolidation of these facilities. Through December 31, 2004, the Company has incurred cumulative costs of approximately $8,253 in connection with these activities. These activities were completed in the fourth quarter of 2004 and the remaining payments will be made in 2005.

Also included in restructuring charges for the year ended December 31, 2004, was approximately $2,956 of severance costs related to reorganizing the domestic workforce initiated in 2004 to improve efficiency and productivity.

The following table provides the activity in the restructuring accrual during the year ended December 31, 2004.

	December 31,			December 31,
Restructuring Accrual	2003	Provision	Payments	2004
Plant Consolidation—Employee Severance and Incentive Bonuses	$—	$3,353	$(3,139)	$214
Plant Consolidation—Other relocation costs	—	2,511	(2,511)	—
Domestic Workforce Reorganization—Employee Severance	—	2,956	(1,863)	1,093
	$—	$8,820	$(7,513)	$1,307

22. Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The Company adopted the provisions of SFAS No. 151 in the current period without a material impact to the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123 using the modified-prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the

Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman Executive Vice President and Chief Financial Officer
Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ PAUL D. MELNUK	Director, Chairman of the Board, and Chief
Paul D. Melnuk	Executive Officer (Principal Executive Officer)	March 31, 2005
/s/ DAVID L. DYCKMAN	Executive Vice President, Chief Financial Officer
David L. Dyckman	(Principal Financial and Accounting Officer)	March 31, 2005
/s/ ANDREW L. BERGER	Director
Andrew L. Berger		March 31, 2005
/s/ JAMES B. GAMACHE	Director
James B. Gamache		March 31, 2005
/s/ MARNIE S. GORDON	Director
Marnie S. Gordon		March 31, 2005
/s/ JOHN G. JOHNSON, JR.	Director
John G. Johnson, Jr.		March 31, 2005
/s/ BRADLEY G. PATTELLI	Director
Bradley G. Pattelli		March 31, 2005

THERMADYNE HOLDINGS CORPORATION
2004 10-K EXHIBIT INDEX

Exhibit No.		Exhibit
2.1	—

First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Join Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C & G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc.(1)

2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003.(2)
2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court.(2)
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003.(3)
3.2	—	Amended and Restated Bylaws of the Company dated as of May 23, 2003.(3)
3.3	—	Amended and Restated Articles of Incorporation of C&G Systems, Inc. dated as of May 19, 2003.(4)
3.4	—	Amended and Restated Bylaws of C&G Systems, Inc. dated as of May 23, 2003.(4)
3.5	—	Amended and Restated Certificate of Incorporation of C&G Systems Holding, Inc. dated as of May 19, 2003.(4)
3.6	—	Amended and Restated Bylaws of C&G Systems Holding, Inc. dated as of May 23, 2003.(4)
3.7	—	Amended and Restated Certificate of Incorporation of MECO Holding Company dated as of May 19, 2003.(4)
3.8	—	Amended and Restated Bylaws of MECO Holding Company dated as of May 23, 2003.(4)
3.9	—	Amended and Restated Articles of Incorporation of ProTip Corporation dated as of March 31, 2004.(4)
3.10	—	Amended and Restated Bylaws of ProTip Corporation dated as of May 23, 2003.(4)
3.11	—	Amended and Restated Certificate of Incorporation of Stoody Company dated as of May 19, 2003.(4)
3.12	—	Amended and Restated Bylaws of Stoody Company dated as of May 23, 2003.(4)
3.13	—	Amended and Restated Certificate of Incorporation of Thermadyne Industries, Inc. dated as of May 19, 2003.(4)
3.14	—	Amended and Restated Bylaws of Thermadyne Industries, Inc. dated as of May 23, 2003.(4)
3.15	—	Amended and Restated Certificate of Incorporation of Thermadyne International Corp. dated as of May 19, 2003.(4)
3.16	—	Amended and Restated Bylaws of Thermadyne International Corp. dated as of May 23, 2003.(4)

3.17	—	Amended and Restated Certificate of Incorporation of Thermal Arc, Inc. dated as of May 19, 2003.(4)
3.18	—	Amended and Restated Bylaws of Thermal Arc, Inc. dated as of May 23, 2003.(4)
3.19	—	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation dated as of May 19, 2003.(4)
3.20	—	Amended and Restated Bylaws of Thermal Dynamics Corporation dated as of May 23, 2003.(4)
3.21	—	Amended and Restated Certificate of Incorporation of Tweco Products, Inc. dated as of May 19, 2003.(4)
3.22	—	Amended and Restated Bylaws of Tweco Products, Inc. dated as of May 23, 2003.(4)
3.23	—	Amended and Restated Certificate of Incorporation of Victor Equipment Company dated as of May 19, 2003.(4)
3.24	—	Amended and Restated Bylaws of Victor Equipment Company dated as of May 23, 2003.(4)
3.25	—	Memorandum and Articles of Association of Thermadyne Australia Party Ltd., dated November 17, 1995.*
3.26	—	Memorandum and Articles of Association of Duxtech Pty. Ltd., dated March 6, 1989.*
3.27	—	Memorandum and Articles of Association of Cigweld Pty Ltd, formerly known as Edinen Pty. Ltd., dated April 1, 1989, as amended.*
3.28	—	Memorandum and Articles of Association of Quetala Pty. Ltd., dated April 1, 1989.*
3.29	—	Memorandum and Articles of Association of Quetack Pty. Ltd., dated April 1, 1989.*
3.30	—	Articles of Amalgamation of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended.*
3.31	—	By-laws of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd, dated September 26, 1980, as amended.*
3.32	—	Memorandum and Articles of Association of Thermadyne Industries Limited.*
3.33	—	New Articles of Association of Thermadyne Industries Limited dated June 10, 1992.*
4.1	—

Credit Agreement dated as of May 23, 2003 among the Company, as a guarantor thereunder, Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger.(5)

4.2	—

Credit and Guaranty Agreement dated as of May 23, 2003 among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent.(5)

4.3	—	Registration Rights Agreement dated as of May 23, 2003 by and between the Company and Angelo Gordon & Co., L.P., on behalf of certain managed funds and accounts.(3)
4.4	—	Class A Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(3)

4.5	—	Class B Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(3)
4.6	—	Class C Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A.(3)
4.7	—

Amended and Restated Credit Agreement dated as of February 5, 2004 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermal Arc, Inc., PROtip Corporation and Thermadyne International Corp., as borrowers, the Company and other parties referred to therein as credit parties, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc, as lead arranger.(6)

4.8	—

Purchase Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the several purchasers referred to therein.(6)

4.9	—

Registration Rights Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the initial purchasers referred to therein.(6)

4.10	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.(6)
4.11	—

First Amendment to Amended and Restated Credit Agreement dated as of March 5, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(7)

4.12	—

Second Amendment to Amended and Restated Credit Agreement dated as of May 19, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(7)

4.13	—

Third Amended and Limited Waiver to Amended and Restated Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(7)

4.14	—

Second Lien Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent, and Credit Suisse First Boston, as sole lead arranger and sole bookrunning manager.(7)

4.15	—

Fourth Amendment to Amended and Restated Credit Agreement dated as of September 30, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(8)

4.16	—

Amendment No. 1 and Agreement dated as of September 30, 2004 to the Second Lien Credit Agreement by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(8)

4.17	—

Second Amended and Restated Credit Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger.(9)

4.18	—

Amendment No. 2 and Joinder Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(9)

4.19	—

First Amendment and Consent to Second Amended and Restated Credit Agreement dated December 21, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and leader.*

4.20	—

Amendment No. 3 and Consent to the Second Lien Credit Agreement dated as of January 3, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.*

4.21	—

Second Amendment to Second Amended and Restated Credit Agreement dated as of March 16, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger.(14)

4.22	—

Amendment No. 4 to the Second Lien Credit Agreement dated as of March 16, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(14)

4.23	—

Third Amendment to Second Amended and Restated Credit Agreement dated as of March 30, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.*

4.24	—

Amendment No. 5 to the Second Lien Credit Agreement dated as of March 30, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.*

10.1	—	Omnibus Agreement, dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company.(10)
10.2	—	Escrow Agreement, dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc.(10)
10.3	—	Schedule of substantially identical lease agreements.(10)
10.4	—

Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company.(10)

10.5	—	Schedule of substantially identical lease guaranties(10)
10.6	—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc.(10)
10.7	—	Lease Agreement between Alliance Gateway No. 58 Ltd. And Victor Equipment Company dated September 22, 2003.*
10.8	—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company dated May 1, 2004.*
10.9	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd dated January 19, 2005.*
10.10	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd dated December 28, 2004.*
10.11	—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and Thermadyne Holdings Corporation dated December 28, 2004.*
10.12†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and James R. Delaney dated June 13, 2002.*
10.13†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Dennis Klanjscek dated June 13, 2002.*

10.14†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Michael E. Mahoney dated June 13, 2002.(11).
10.15†	—	Separation Agreement and Mutual General Release between Thermadyne Holdings Corporation and Karl R. Wyss dated October 1, 2003.(4)
10.16†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and John Boisvert dated January 1, 2004.*
10.17†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Terry Downes dated January 1, 2004.*
10.18†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Jason Huett dated January 1, 2004.*
10.19†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Robert D. Maddox dated January 1, 2004.*
10.20†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Brian Truex dated June 1, 2004.*
10.21†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Patricia S. Williams dated January 1, 2004.*
10.22†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Paul D. Melnuk dated January 28, 2004.(4)
10.23†	—	Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated August 27, 2004.*
10.24†	—	First Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated November 11, 2004.*
10.25†	—	Second Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated November 24, 2004.*
10.26†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and David L. Dyckman dated December 15, 2004.(12)
10.27	—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement.(13)
10.28	—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan.(6)
10.29	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan.(15)
10.30	—	2004 Non-Employee Director’s Stock Option Plan.(15)
14	—	Thermadyne Holdings Corporation Code of Ethics.*
21	—	Subsidiaries of Thermadyne Holdings Corporation.*
23	—	Consent of Independent Registered Public Accounting Firm.*
31.1	—	Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Thermadyne Holdings Corporation Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Thermadyne Holdings Corporation Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

†       Indicates a management contract or compensatory plan or arrangement.

*       Filed herewith.

 (1)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.

 (2)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2003.

 (3)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

 (4)  Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-114511) on April 15, 2004.

 (5)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 3, 2003.

 (6)  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

 (7)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

 (8)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

 (9)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on November 24, 2004.

(10) Incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

(11) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 17, 2004.

(13) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on March 17, 2005.

(15) Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2004.