Form 10-Q
period 2005-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2005-05-10
CIK 850660

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Yes   ☒          No   ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of April 30, 2005 was 13,313,973.

THERMADYNE HOLDINGS CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements of Thermadyne Holdings Corporation (Unaudited)

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,349	$6,650
Accounts receivable, less allowance for doubtful accounts of $5,568 and $6,109, respectively	98,611	93,555
Inventories	119,524	118,707
Prepaid expenses and other	8,455	8,299
Current deferred tax assets	2,690	3,129
Total current assets	238,629	230,340
Property, plant and equipment, net	75,536	79,014
Goodwill	208,403	208,403
Intangibles, net	75,005	76,614
Other assets	7,566	7,533
Total assets	$605,139	$601,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$44,047	$39,458
Accrued and other liabilities	33,176	35,715
Accrued interest	2,809	7,129
Income taxes payable	1,525	2,664
Working capital and second-lien facilities	44,926	30,824
Current maturities of long-term obligations	10,224	11,255
Total current liabilities	136,707	127,045
Long-term obligations, less current maturities	200,946	203,668
Deferred tax liabilities	69,909	71,445
Other long-term liabilities	45,428	44,110
Shareholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized, and 13,313,973 shares issued and outstanding	133	133
Additional paid-in capital	183,460	183,460
Accumulated deficit	(40,538)	(41,528)
Accumulated other comprehensive income	9,094	13,571
Total shareholders’ equity	152,149	155,636
Total liabilities and shareholders’ equity	$605,139	$601,904

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net sales	$126,041	$116,688
Cost of goods sold	88,023	81,991
Gross Margin	38,018	34,697

Selling, general and administrative expenses	28,032	26,313
Amortization of intangibles	902	1,035
Net periodic postretirement benefits	615	687
Restructuring costs	136	2,141
Operating income	8,333	4,521
Other income (expense):
Interest, net	(5,564)	(4,771)
Amortization of deferred financing costs	(430)	(220)
Other, net	(398)	368
Income (loss) before income tax provision	1,941	(102)
Income tax provision	951	927
Net income (loss)	$990	$(1,029)

Basic and diluted net income (loss) per share	$0.07	$(0.08)

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Cash flows from operating activities:
Net income (loss)	$990	$(1,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net periodic postretirement benefits	615	687
Depreciation	4,663	5,214
Amortization of intangibles	902	1,035
Amortization of deferred financing costs	430	220
Changes in operating assets and liabilities:
Accounts receivable	(7,537)	(7,830)
Inventories	(3,050)	(7,782)
Prepaid expenses and other	127	(1,401)
Accounts payable	5,611	1,325
Accrued and other liabilities	(2,770)	(2,854)
Accrued interest	(4,320)	2,212
Income taxes payable	(856)	514
Other long-term liabilities	(1,711)	(1,021)
Total adjustments	(7,896)	(9,681)
Net cash used in operating activities	(6,906)	(10,710)
Cash flows from investing activities:
Capital expenditures	(1,856)	(4,038)
Net cash used in investing activities	(1,856)	(4,038)
Cash flows from financing activities:
Net borrowings under revolving credit facility	14,102	424
Repayment of long-term obligations	(1,906)	(180,000)
Borrowing of long-term obligations	—	195,989
Financing fees	(460)	(5,175)
Other	(292)	(1,898)
Net cash provided by financing activities	11,444	9,340
Effect of exchange rate changes on cash and cash equivalents	17	204
Net increase (decrease) in cash and cash equivalents	2,699	(5,204)
Cash and cash equivalents at beginning of period	6,650	16,784
Cash and cash equivalents at end of period	$9,349	$11,580

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,884	$2,559
Income taxes	3,162	416

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.             Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables.

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The combined results of operations of the Company for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

2.             Significant Accounting Policies

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

The following table provides the activity in the warranty accrual for the three months ended March 31, 2005 and 2004:

Product warranty accrual:	Balance at Beginning of Period	Provision	Payments	Balance at End of Period

Three months ended March 31, 2005	$3,048	$816	$(846)	$3,018
Three months ended March 31, 2004	4,005	594	(778)	3,821

Derivative Instruments. The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, (“SFAS No. 133”) which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company does not use derivative instruments for trading or speculative purposes.

The Company designates and documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the hedge is effective.

Net Income (Loss) Per Share.  The calculation of net income (loss) per share follows:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income (loss) applicable to common shares	$990	$(1,029)

Denominator:
Weighted average shares-basic	13,314	13,300

Weighted average shares-diluted	13,353	13,300

Basic and diluted net income (loss) per share:
Net income (loss) applicable to common shares	$0.07	$(0.08)

The effects of certain options and warrants have not been considered in the determination of net income (loss) per share for the three months ended March 31, 2005 and 2004, because the result would be antidilutive.  Options and warrants not included in the calculation for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004

Stock Options	150,000	300,000
Class A Warrants	—	1,157,000
Class B Warrants	700,000	700,000
Class C Warrants	271,429	271,429

Stock-Based Compensation.  Stock options are granted for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock option grants are recorded under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating results. Pro forma information regarding net operating results and per share results is required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which also requires that the information be determined as if employee stock options were granted under the fair value method of that statement.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) to January 1, 2006.

Accordingly, the Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) per share in Note 3 included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

3.             Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.  The more significant categories of reclassifications are outlined below.

Rebates.  Rebate costs, which the Company had included in cost of goods sold prior to the fourth quarter of 2004, have been reclassified as a reduction in sales.  These reclassifications decreased both net sales and cost of goods sold approximately $2,043 for the three months ended March 31, 2004.

Brazilian Period Costs.  Certain period costs previously classified as amortization of intangibles by the Company’s Brazilian operations were reclassified as cost of goods sold.  These reclassifications increased cost of goods sold and decreased amortization of intangibles approximately $77 for the three months ended March 31, 2004.

Restructuring Costs.  Certain period costs previously classified as restructuring costs were reclassified to cost of goods sold. These reclassifications increased cost of goods sold and decreased restructuring costs approximately $416 for the three months ended March 31, 2004.

Warranty Costs.  Warranty costs incurred at one of the Company’s distribution operations were previously classified as other expenses. To conform to current presentation of other similar costs, these warranty costs were reclassified as cost of goods sold.  These reclassifications increased cost of goods sold and decreased other expenses approximately $104 for the three months ended March 31, 2004.

Shipping and Other Administrative Costs.  Certain shipping and other administrative costs incurred to manufacture the Company’s products previously classified as selling, general and administrative have been reclassified to cost of goods sold during the first quarter of 2005.  These reclassifications increased cost of goods sold and decreased selling, general and administrative expenses approximately $3,312 for the three months ended March 31, 2004.

These reclassifications had no effect on the Company’s financial position, cash flows or net income (loss). The following table sets forth a summary of these reclassifications showing previously reported and adjusted amounts for the three months ended March 31, 2004:

	Three Months Ended March 31, 2004
	previously reported	as adjusted
Net sales	$118,731	$116,688
Cost of goods sold	80,125	81,991
Selling, general and administrative expenses	29,625	26,313
Amortization of intangibles	1,112	1,035
Restructuring costs	2,557	2,141
Other expense	264	368

4.             Comprehensive Income (Loss)

Comprehensive income (loss) totaled ($3,487) and ($2,617) for the three months ended March 31, 2005 and 2004, respectively.

5.             Inventories

The composition of inventories was as follows:

	March 31, 2005	December 31, 2004

Raw materials	$29,349	$25,311
Work-in-process	33,480	33,095
Finished goods	60,684	64,370
	123,513	122,776
LIFO reserve	(3,989)	(4,069)
	$119,524	$118,707

6.             Intangible Assets

The composition of intangibles was as follows:

	March 31, 2005	December 31, 2004

Goodwill	$208,403	$208,403
Patents and customer relationships	48,810	49,517
Trademarks	33,403	33,403
	290,616	291,323
Accumulated amortization	(7,208)	(6,306)
	$283,408	$285,017

Amortization expense amounted to $902 and $1,035 for the three months ended March 31, 2005 and 2004, respectively.  Estimated amortization expense for each of the next five fiscal years has not changed significantly from the amounts disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

7.             Debt and Capital Lease Obligations

The composition of long-term obligations was as follows:

	March 31, 2005	December 31, 2004

Working Capital Facility	$24,926	$10,824
Second-Lien Facility	20,000	20,000
Term A Loan	8,589	9,250
Senior Subordinated Notes	175,000	175,000
Capital Leases	18,762	19,160
Other	8,819	11,513
	256,096	245,747
Current maturities, working capital facility and second-lien facility	(55,150)	(42,079)
	$200,946	$203,668

Senior Subordinated Notes

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20,000 of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to the General Electric Capital Corporation (“GECC”) credit agreement (the “Credit Agreement”), were used to repay all outstanding borrowings under the $180,000 senior term note facility and to reduce amounts outstanding under the Company’s revolving credit facility. In May 2004, for the purpose of an exchange offer, the Company registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  The Company completed the exchange offer in the second quarter and more than 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9 1/4% per annum and is payable semiannually in arrears on February 1 and August 1.

Credit Agreement

On November 22, 2004, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement that matures on November 22, 2009 added the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada as credit collateral parties, and changed the determination of the borrowing base from a cash flow-based formula to an asset-based formula.  Under the Amended Credit Agreement, the total loan commitment was increased from $70,000 to $91,300 (subject to the limitation described below), with a revolving loan commitment of $80,000 (the “Working Capital Facility”) and term loan commitments of $11,300 (subject to the limitation described below). The term loan commitments consist of a $9,250 Term A Loan and a maximum $2,050 Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia. Up to $25,000 of the Working Capital Facility is available for letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowings under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Credit Agreement and determined on a consolidated basis) and other customary provisions and requires the Second-Lien Facility to be paid or refinanced 60 days prior to its maturity.  In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under the

Company’s $20,000 Second-Lien Facility and guaranteed the Company’s $175,000 9 1/4% Senior Subordinated Notes.  Interest rates on the Amended Credit Agreement are, at the Company’s option, LIBOR plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR plus 2.50% or the prime rate plus 0.75% on the term loan facilities. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Principal payments on the term loan facilities are equal quarterly payments based on a seven-year amortization schedule, with the remaining amount paid at maturity. Unused portions of the revolving credit facility bear interest at the rate of 0.5% per annum.  The Amended Credit Agreement limits total borrowings under the facility to $75,000 until the Second-Lien Facility is paid or refinanced with long-term debt. The Amended Credit Agreement does under certain conditions allow for the use of the revolving facility to repay the Second-Lien Facility.  As of March 31, 2005, the Company had outstanding borrowings of $24,926 and issued letters of credit totaling $12,095 under the revolving facility.  The Company had availability of $20,158 under the revolving facility at March 31, 2005. The revolving facility terminates on November 22, 2009.  The Term A Loan requires equal quarterly principal payments of $330 per quarter, which began December 31, 2004 and continues through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009.  As of March 31, 2005 the Company did not have access to the Delayed Draw Term Loan.

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

On March 16, 2005 and March 30, 2005, the Company amended the Amended Credit Agreement to modify certain financial covenants and enable the Company to extend its Second-Lien Facility.

Second-Lien Facility

On July 29, 2004 the Company entered into a new $20,000 second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004 the Company entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR plus 6.00%, or an alternative base rate of the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00% plus 5.00%. The Second-Lien Facility restricts how much long-term debt the Company may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005 and March 30, 2005, the Second-Lien Facility was amended to modify a financial covenant and extend its maturity until April 30, 2006.

8.             Derivative Instrument

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. Under the terms of the interest rate swap contract, which has a notional amount of $50,000, the Company receives interest at a fixed rate of 9 1/4% and pays interest at a variable rate equal to LIBOR plus a spread of 442 basis points. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR rate for each semi-annual reset date is determined in arrears.

The Company has designated the interest rate swap as a fair value hedge of its fixed rate debt. The terms of the interest rate swap contract and hedged item meet the criteria to be measured using the short-cut method defined in SFAS No. 133 and therefore perfect effectiveness is assumed over the term of the swap.

In accordance with SFAS No. 133, as of March 31, 2005, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment of $1,430 was recorded as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.  For the three months ended March 31, 2005, the Company realized a reduction in its expense as a result of the interest rate swap of $141.

9.             Warrants

In connection with the Company’s emergence from Chapter 11 bankruptcy protection on May 23, 2003, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

	Warrants Issued to Purchase Common Stock	Exercise Price Per Share	Expiration Date	Warrants Issued and Outstanding as of March 31, 2005

Class A Warrants	1,157,000	$13.85	May 23, 2004	—
Class B Warrants	700,000	$20.78	May 23, 2006	700,000
Class C Warrants	271,429	$27.70	May 23, 2006	271,429

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

There were no warrants exercised during the three-month periods ended March 31, 2005 and March 31, 2004.

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

As of March 31, 2005, 725,000 shares were issued and outstanding under the Directors Plan, the Stock Incentive Plan and other specific agreements.

The following table illustrates the effect on net income (loss) per share if the fair value expense recognition requirements of SFAS No. 123 had been applied to all stock options granted under the plans:

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$990	$(1,029)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(256)	(155)
Pro forma net income (loss)	$734	$(1,184)

Basic and diluted net income (loss) per share:
As reported	$0.07	$(0.08)
Pro forma	$0.06	$(0.09)

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

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Components of the net periodic benefit cost:
Service Cost	$—	$—	$308	$297
Interest Cost	285	299	296	374
Expected return on plan assets	(285)	(274)	—	—
Recognized (gain) loss	—	—	11	16
Net periodic benefit cost	$—	$25	$615	$687

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,172 to its Retirement Plan in 2005. As of March 31, 2005, $221 has been contributed.  The Company presently anticipates contributing an additional $951 to fund its pension plan in 2005.

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

Summarized financial information concerning the Company’s geographic regions is shown in the following table:

	Three Months Ended March 31,
	2005	2004
Net Sales
United States	$71,772	$69,501
Europe	18,240	16,730
Australia / Asia	16,787	15,739
All other international	19,242	14,718
	$126,041	$116,688

	March 31, 2005	December 31, 2004

Indentifiable assets
United States	$33,396	$35,915
Europe	13,947	14,472
Australia / Asia	10,325	10,769
All other international	12,824	13,025
Corporate	296,018	297,383
	$366,510	$371,564

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company’s key product lines:

	Three Months Ended March 31,
	2005	2004

Gas apparatus	$42,829	$42,928
Arc welding equipment	22,040	19,589
Arc welding consumables	39,236	35,168
Plasma and automated cutting equipment	18,510	18,127
All other	3,426	876
	$126,041	$116,688

14.          Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014. The Company’s domestic, wholly-owned subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada (“Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries.  This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,382	$2,967	$—	$9,349
Accounts receivable, net	—	62,508	36,103	—	98,611
Inventories	—	81,645	37,879	—	119,524
Prepaid expenses and other	—	5,291	3,164	—	8,455
Current deferred tax assets	—	2,690	—	—	2,690
Total current assets	—	158,516	80,113	—	238,629
Property, plant and equipment, net	—	46,698	28,838	—	75,536
Goodwill	—	208,403	—	—	208,403
Intangibles, net	—	62,931	12,074	—	75,005
Other assets	4,426	2,760	380	—	7,566
Investment in and advances to subsidiaries	178,039	—	—	(178,039)	—
Total assets	$182,465	$479,308	$121,405	$(178,039)	$605,139

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$26,889	$17,158	$—	$44,047
Accrued and other liabilities	—	28,838	4,338	—	33,176
Accrued interest	2,602	207	—	—	2,809
Income taxes payable	—	(1,952)	3,477	—	1,525
Working capital and second-lien facilities	—	44,926	—	—	44,926
Current maturities of long-term obligations	—	2,175	8,049	—	10,224
Total current liabilities	2,602	101,083	33,022	—	136,707
Long-term obligations, less current maturities	173,570	22,498	4,878	—	200,946
Deferred tax liabilities	—	69,909	—	—	69,909
Other long-term liabilities	1,430	37,605	6,393	—	45,428
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (accumulated deficit)	(40,538)	(4,624)	(9,511)	14,135	(40,538)
Accumulated other comprehensive income (loss)	9,094	13,255	10,405	(23,660)	9,094
Total shareholders’ equity (deficit)	152,149	8,631	894	(9,525)	152,149
Net equity and advances to / from subsidiaries	(147,286)	239,582	76,218	(168,514)	—

Total liabilities and shareholders’ equity (deficit)	$182,465	$479,308	$121,405	$(178,039)	$605,139

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$5,558	$1,092	$—	$6,650
Accounts receivable, net	—	54,544	39,011	—	93,555
Inventories	—	78,914	39,793	—	118,707
Prepaid expenses and other	—	5,302	2,997	—	8,299
Current deferred tax assets	—	3,129	—	—	3,129
Total current assets	—	147,447	82,893	—	230,340
Property, plant and equipment, net	—	48,791	30,223	—	79,014
Goodwill	—	208,403	—	—	208,403
Intangibles, net	—	63,714	12,900	—	76,614
Other assets	4,551	2,594	388	—	7,533
Investment in and advances to subsidiaries	177,630	—	—	(177,630)	—
Total assets	$182,181	$470,949	$126,404	$(177,630)	$601,904

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$19,386	$20,072	$—	$39,458
Accrued and other liabilities	—	31,288	4,427	—	35,715
Accrued interest	6,487	642	—	—	7,129
Income taxes payable	—	(676)	3,340	—	2,664
Working capital and second-lien facilities	—	30,824	—	—	30,824
Current maturities of long-term obligations	—	4,631	6,624	—	11,255
Total current liabilities	6,487	86,095	34,463	—	127,045
Long-term obligations, less current maturities	174,787	20,978	7,903	—	203,668
Deferred tax liabilities	—	71,445	—	—	71,445
Other long-term liabilities	213	37,278	6,619	—	44,110
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (accumulated deficit)	(41,528)	(11,055)	(8,221)	19,276	(41,528)
Accumulated other comprehensive income (loss)	13,571	5,758	7,707	(13,465)	13,571
Total shareholders’ equity (deficit)	155,636	(5,297)	(514)	5,811	155,636
Net equity and advances to / from subsidiaries	(154,942)	260,450	77,933	(183,441)	—

Total liabilities and shareholders’ equity (deficit)	$182,181	$470,949	$126,404	$(177,630)	$601,904

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$113,257	$32,644	$(19,860)	$126,041
Cost of goods sold	—	81,672	25,956	(19,605)	88,023
Gross Margin	—	31,585	6,688	(255)	38,018

Selling, general and administrative expenses	—	22,021	6,011	—	28,032
Amortization of intangibles	—	784	118	—	902
Net periodic postretirement benefits	—	615	—	—	615
Restructuring costs	—	136	—	—	136
Operating income (loss)	—	8,029	559	(255)	8,333
Other income (expense):
Interest, net	(3,771)	(1,447)	(346)	—	(5,564)
Amortization of deferred financing costs	(125)	(305)	—	—	(430)
Equity in net income (loss) of subsidiaries	4,886	—	—	(4,886)	—
Other, net	—	77	(475)	—	(398)
Income (loss) before income tax provision	990	6,354	(262)	(5,141)	1,941
Income tax (benefit) provision	—	(76)	1,027	—	951
Net income (loss)	$990	$6,430	$(1,289)	$(5,141)	$990

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$108,909	$26,136	$(18,357)	$116,688
Cost of goods sold	—	78,942	21,363	(18,314)	81,991
Gross Margin	—	29,967	4,773	(43)	34,697

Selling, general and administrative expenses	—	21,609	4,704	—	26,313
Amortization of intangibles	—	995	40	—	1,035
Net periodic postretirement benefits	—	687	—	—	687
Restructuring costs	—	2,141	—	—	2,141
Operating income (loss)	—	4,535	29	(43)	4,521
Other income (expense):
Interest, net	(3,513)	(983)	(275)	—	(4,771)
Amortization of deferred financing costs	(74)	(146)	—	—	(220)
Equity in net income (loss) of subsidiaries	2,558	—	—	(2,558)	—
Other, net	—	329	39	—	368
Income (loss) before income tax provision	(1,029)	3,735	(207)	(2,601)	(102)
Income tax provision	—	245	682	—	927
Net income (loss)	$(1,029)	$3,490	$(889)	$(2,601)	$(1,029)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,770)	$2,313	$(1,308)	$(5,141)	$(6,906)
Cash flows from investing activities:
Capital expenditures	—	(1,052)	(804)	—	(1,856)
Net cash used in investing activities	—	(1,052)	(804)	—	(1,856)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	14,102	—	—	14,102
Net (repayments) borrowings of long-term obligations	—	(948)	(958)	—	(1,906)
Changes in net equity and advances to / from subsidiaries	2,770	(12,844)	4,933	5,141	—
Financing fees and other	—	(657)	(95)	—	(752)
Net cash provided by (used in) financing activities	2,770	(347)	3,880	5,141	11,444

Effect of exchange rate changes on cash and cash equivalents	—	(90)	107	—	17
Net increase in cash and cash equivalents	—	824	1,875	—	2,699
Cash and cash equivalents at beginning of period	—	5,558	1,092	—	6,650
Cash and cash equivalents at end of period	$—	$6,382	$2,967	$—	$9,349

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(955)	$(5,199)	$(1,955)	$(2,601)	$(10,710)
Cash flows from investing activities:
Capital expenditures	—	(3,510)	(528)	—	(4,038)
Net cash used in investing activities	—	(3,510)	(528)	—	(4,038)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	424	—	—	424
Net (repayments) borrowings of long-term obligations	(5,000)	20,416	573	—	15,989
Changes in net equity and advances to / from subsidiaries	5,955	(11,698)	3,142	2,601	—
Financing fees and other	—	(5,173)	(1,900)	—	(7,073)
Net cash provided by financing activities	955	3,969	1,815	2,601	9,340

Effect of exchange rate changes on cash and cash equivalents	—	139	65	—	204
Net decrease in cash and cash equivalents	—	(4,601)	(603)	—	(5,204)
Cash and cash equivalents at beginning of period	—	10,033	6,751	—	16,784
Cash and cash equivalents at end of period	$—	$5,432	$6,148	$—	$11,580

15.          Restructuring Costs

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities.  During the three months ended March 31, 2004 the Company incurred costs of $2,141, which were included in Restructuring costs in the accompanying condensed consolidated statements of operations.  These activities were completed in the first quarter of 2005 and the remaining payments will be made in the balance of the year.

The following table provides the activity in the restructuring accrual during the three months ended March 31, 2005:

Restructuring accrual:	December 31, 2004	Provision	Payments	March 31, 2005

Plant Consolidation - Employee Severance and
Incentive Bonuses	$214	$136	$(214)	$136
Domestic Workforce Reorganization - Employee
Severance	1,093	—	(583)	510
	$1,307	$136	$(797)	$646

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

Forward-looking Statements

The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements.  Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

Factors That Could Affect Future Results

Factors that could affect future results also include a potential risk related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 Rules”).  Beginning on December 31, 2004, our system of internal control over financial reporting must comply with the requirements of Section 404 Rules. We completed a comprehensive effort to document and test our internal controls and confirm that such controls are designed appropriately and operating effectively for the year ending December 31, 2004. For our report on internal control over financial reporting, see Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Until we have fully remediated the material weaknesses in our internal control over financial reporting summarized in our report, investor confidence in our internal controls over financial reporting could be damaged and cause our stock or publicly traded bond price to decline.

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales for the three months ended March 31, 2005 were $126.0 million, which was an 8.0% increase over net sales of $116.7 million for the same three months in 2004.  Domestic sales were $66.0 million for the first quarter of 2005, compared to $65.3 million for the same period last year, which is an increase of 1.0%.  International sales were $60.0 million for the three months ended March 31, 2005 compared to $51.4 million for the first quarter of 2004, or an increase of 16.9%.  A weaker U.S. dollar was a contributing factor to the sales increase for the quarter.  Excluding the impact of favorable currency translation, international sales increased 11.4% compared to the first quarter of 2004. The increase in international sales was attributable mainly to solid growth in Asia-Pacific, Canada and South Africa.

Gross margin for the first quarter of 2005 was $38.0 million, or 30.2% of sales, compared to $34.7 million, or 29.7% of sales, for the same period in 2004, which is an increase of 9.6%.  In comparing these periods, marked improvements in labor efficiencies contributed $1.1 million, pricing net of increased rebate costs (which are anticipated to be earned more evenly through the year) contributed $2.2 million, overhead spending and volume leverage contributed $4.2 million and other items contributed $0.8 million. These improvements were partially offset by higher material costs of $5.0 million. The effect of translating the local currency results of our international business units into U.S. dollars, which doesn’t affect gross margin expressed as a percentage of sales, resulted in an increase in gross margin of $0.9 million for the first quarter.

Selling, general and administrative expenses were $28.0 million for the three months ended March 31, 2005, or 6.5% more than the same three months in 2004.  As a percentage of sales, selling, general and administrative expenses were 22.2% for the quarter ended March 31, 2005, versus 22.5% for the three months ended March 31, 2004.  Included in the first quarter of 2005 are $0.5 million of unfavorable currency translation and $0.7 million of severance related to changes in senior management.

During the three months ended March 31, 2005 we incurred restructuring costs of $0.1 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $2.1 million for the same period in 2004.

Interest expense for the first quarter of 2005 was $5.6 million, which compares to $4.8 million for the first quarter of 2004.  The difference results primarily from an overall increase in debt obligations as well as an increase in our average borrowing rate.

An income tax provision of $1.0 million was recorded on pretax income of $1.9 million for the three months ended March 31, 2005.  An income tax provision of $0.9 million was recorded on a pretax loss of $0.1 million for the quarter ended March 31, 2004.  The income tax provision for both periods primarily relates to income generated in certain foreign jurisdictions, and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities used $6.9 million of cash during the first three months of 2005, compared to $10.7 million of cash used during the same time period in 2004. Operating assets and liabilities used $14.5 million of cash during the three months ended March 31, 2005, compared to $16.8 million of cash used in the first quarter of 2004.

•      Accounts receivable used $7.5 million during the three months ended March 31, 2005, compared to $7.8 million used during the same period in 2004. The increase in accounts receivable during the three months ended March 31, 2005 resulted from higher sales, particularly international sales, which typically have longer payment terms than domestic sales.

•      Inventory used $3.1 million of cash through the first three months of 2005, as compared to a $7.8 million use of cash in the same three month period last year.  Inventory used less cash in 2005 as a result of an increase in safety stock levels during the first three months of 2004 at two of our U.S. production facilities that were in the process of consolidating, and a temporary increase in stock levels as part of an initiative to improve fill-rates.

•      Accounts payable provided $5.6 million of cash in the first quarter of 2005, which compares to cash provided of $1.3 million in the first quarter of 2004.  The increase in payables results in part from efforts to obtain more favorable payment terms from vendors.

•      Accrued liabilities used $2.8 million of cash in the first quarter of 2005 compared to $2.9 million of cash used in the first quarter of 2004.  Cash used in the first quarter of 2005 related primarily to the payment of distributor rebates, while cash used by accruals in the first quarter of 2004 included $2.2 million of payments made to our unsecured creditors under the terms of our plan of reorganization.

•      Accrued interest used $4.3 million in the first quarter of 2005 and relates primarily to our senior subordinated notes.

Cash used for capital expenditures was $1.9 million during the three months ended March 31, 2005, compared to $4.0 million in the same three months ended in 2004. In 2004 a significant portion of our capital investments were maintenance in nature. Our investment plan for 2005 provides for a higher percentage related to growth and cost reduction initiatives.

Financing activities provided $11.4 million of cash during the first quarter of 2005 compared to cash provided of $9.3 million during the same period last year Net borrowings were $12.2 million for the three months ended March 31, 2005 compared to $16.4 million for the same quarter last year. The current year borrowings were used primarily to fund working capital requirements and to fund the semi-annual payment on the Senior Subordinated Notes made in February.

Liquidity

We expect our operating cash flow, together with borrowings under our revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and the debt service requirements of the Amended Credit Agreement, Second-Lien Facility and the Senior Subordinated Notes.  However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Senior Subordinated Notes

On February 5, 2004, the Company completed a private placement of $175.0 million in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20.0 million of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to the Company’s GECC credit agreement (the “Credit Agreement”), were used to repay all outstanding borrowings under the $180.0 million senior term note facility and to reduce amounts outstanding under the Company’s revolving credit facility. In May 2004, for the purpose of an exchange offer, the Company registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  The Company completed the exchange offer in the second quarter of 2004 and more than 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9 1/4% per annum and is payable semiannually in arrears on February 1 and August 1.

Credit Agreement

On November 22, 2004, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement, which matures on November 22, 2009 added the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada as credit collateral parties, and changed the determination of the borrowing base from a cash flow-based formula to an asset-based formula.  Under the Amended Credit Agreement, the total loan commitment was increased from $70.0 million to $91.3 million (subject to the limitation described below), with a revolving loan commitment of $80.0 million (the “Working Capital Facility”) and term loan commitments of $11.3 million (subject to the limitation described below). The term loan commitments consist of a $9.3 million Term A Loan and a maximum $2.0 million Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia. Up to $25.0 million of the Working Capital Facility is available for letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowings under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Credit Agreement and determined on a consolidated basis) and other customary provisions and requires the Second-Lien Facility to be paid or refinanced 60 days prior to its maturity.  In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under the Company’s $20.0 million Second-Lien Facility and guaranteed the Company’s $175.0 million 9 1/4% Senior Subordinated Notes.  Interest rates on the Amended Credit Agreement are, at the Company’s option, LIBOR plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR plus 2.50% or the prime rate plus 0.75% on the term loan facility. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Principal payments on the term loan facilities are equal quarterly payments based on a seven-year amortization schedule, with the remaining amount paid at maturity. Unused portions of the revolving credit facility bear interest at the rate of 0.5% per annum.  The Amended Credit Agreement limits total borrowings under the facility to $75.0 million until the Second-Lien Facility is paid or refinanced with long-term debt. The Amended Credit Agreement does under certain conditions allow for the use of the revolving facility to repay the Second-Lien Facility.  As of March 31, 2005, the Company had outstanding borrowings of $25.0 million and issued letters of credit totaling $12.1 million under the revolving facilities.  The Company had availability of $20.2 million under the revolving facility at March 31, 2005. The revolving facility terminates on November 22, 2009.  The Term A Loan requires equal quarterly principal payments of $0.3 million per quarter, which began December 31, 2004 and continues through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009.  As of March 31, 2005 the Company did not have access to the Delayed Term Loan.

On March 16, 2005 and March 30, 2005, the Company amended the Amended Credit Agreement to modify certain financial covenants and enable the Company to extend its Second-Lien Facility.

Second-Lien Facility

On July 29, 2004 the Company entered into a new $20.0 million second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004 the Company entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR plus 6.00%, or an alternative base rate of the greater of a) the Prime Rate or b) the federal funds rate plus one half of 1.00% plus 5.00%. The Second-Lien Facility restricts how much long-term debt the Company may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005 and March 30, 2005, the Second-Lien Facility was amended to modify a financial covenant and extend its maturity until April 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

As of December 31, 2004, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded those controls and procedures were not effective because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Management’s Report”).

To ensure that our condensed consolidated financial statements for the three month period ended March 31, 2005 are fairly presented and were prepared in accordance with U.S. generally accepted accounting principles, we conducted in-depth analysis of all our key operations, and obtained quarterly questionnaires from all of our functional business units and reporting locations, which request information on significant transactions, contracts and commitments, business trends, changes in internal controls, and other items that should be considered for disclosure in our financial statements.  In addition, as more fully described below, new processes and procedures were implemented during the first quarter to address our material weaknesses in internal controls over financial reporting.  Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2004, we identified material weaknesses in our internal control over financial reporting. We are currently addressing these material weaknesses as described below and expect to have them remediated by the end of the year.

In order to remediate our ineffective controls relating to the oversight and monitoring of our smaller international locations, we are developing a more extensive internal audit program for 2005 that will include work performed at our smaller foreign locations and additional audit resources. We have also performed our first quarterly off-site reviews to better identify significant variances, non-recurring transactions, significant business trends, and other items of importance that could require disclosure in the Company’s financial statements or impact the reported financial condition and results of operations.

With respect to our ineffective controls over property, plant and equipment, we performed a comprehensive analytical review of property, plant and equipment and examined the accounting for all new or modified leases. Additionally, we have initiated on-site financial reviews at our operating units which further enable us to identify and address certain other insufficient controls relating to the accounting for property, plant, and equipment, such as depreciation expense, and non-recurring transactions, such as significant leasing transactions.

To address our material weakness for insufficient controls relating to the timely review and capitalization of inventory variances for interim reporting, during the first quarter we began the process of analyzing our inventory variances on a monthly basis to determine the need for capitalization.

Regarding our insufficient controls relating to the determination and reporting of the provision for income taxes and related deferred income tax balances, we have begun performing a more comprehensive analysis of components of the income tax provision of certain foreign subsidiaries on a quarterly basis. This will include the quarterly off-site and periodic on-site reviews referred to above. Additionally, a more formal process is being established to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

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

Date: May 10, 2005