Form 10-Q
period 2005-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2005-08-09
CIK 850660

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         June 30, 2005

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

Yes   ☒   No   ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of August 1, 2005 was 13,313,973.

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

Item 1.

Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,191	$6,650
Accounts receivable, less allowance for doubtful accounts of $4,976 and $6,109, respectively	97,794	93,555
Inventories	121,249	118,707
Prepaid expenses and other	7,213	8,299
Current deferred tax assets	2,690	3,129
Total current assets	239,137	230,340
Property, plant and equipment, net	74,202	79,014
Goodwill	209,430	208,403
Intangibles, net	74,568	76,614
Other assets	8,529	7,533
Total assets	$605,866	$601,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$44,243	$39,458
Accrued and other liabilities	35,334	35,715
Accrued interest	6,763	7,129
Income taxes payable	1,844	2,664
Working capital and second-lien facilities	45,960	30,824
Current maturities of long-term obligations	7,384	11,255
Total current liabilities	141,528	127,045
Long-term obligations, less current maturities	204,240	203,668
Deferred tax liabilities	66,647	71,445
Other long-term liabilities	45,553	44,110
Shareholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized, and 13,313,973 shares issued and outstanding	133	133
Additional paid-in capital	183,460	183,460
Accumulated deficit	(42,234)	(41,528)
Accumulated other comprehensive income	6,539	13,571
Total shareholders’ equity	147,898	155,636
Total liabilities and shareholders’ equity	$605,866	$601,904

See accompanying notes to condensed consolidated financial statements

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004

Net sales	$135,072	$123,210
Cost of goods sold	100,932	86,473
Gross Margin	34,140	36,737

Selling, general and administrative expenses	28,693	28,615
Amortization of intangibles	828	826
Net periodic postretirement benefits	719	624
Restructuring costs	—	2,128
Operating income	3,900	4,544
Other income (expense):
Interest, net	(6,055)	(5,165)
Amortization of deferred financing costs	(384)	(311)
Other, net	(853)	(1,207)
Minority interest	(655)	—
Loss before income tax provision (benefit)	(4,047)	(2,139)
Income tax provision (benefit)	(2,351)	3,150
Net loss	$(1,696)	$(5,289)

Basic and diluted net loss per share	$(0.13)	$(0.40)

See accompanying notes to condensed consolidated financial statements

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net sales	$261,113	$239,898
Cost of goods sold	188,955	168,464
Gross Margin	72,158	71,434

Selling, general and administrative expenses	56,725	54,928
Amortization of intangibles	1,730	1,861
Net periodic postretirement benefits	1,334	1,311
Restructuring costs	136	4,269
Operating income	12,233	9,065
Other income (expense):
Interest, net	(11,619)	(9,936)
Amortization of deferred financing costs	(814)	(531)
Other, net	(1,251)	(839)
Minority interest	(655)	—
Loss before income tax provision (benefit)	(2,106)	(2,241)
Income tax provision (benefit)	(1,400)	4,077
Net loss	$(706)	$(6,318)

Basic and diluted net loss per share	$(0.05)	$(0.47)

See accompanying notes to condensed consolidated financial statements

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Cash flows from operating activities:
Net loss	$(706)	$(6,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	655	—
Net periodic postretirement benefits	1,334	1,311
Depreciation	9,644	10,338
Amortization of intangibles	1,730	1,861
Amortization of deferred financing costs	814	531
Changes in operating assets and liabilities:
Accounts receivable	(8,666)	(9,615)
Inventories	(5,704)	(28,014)
Prepaid expenses and other	(566)	245
Accounts payable	6,535	5,741
Accrued and other liabilities	(470)	(2,663)
Accrued interest	(366)	5,848
Income taxes	(5,688)	2,065
Other long-term liabilities	1,640	(2,114)
Total adjustments	892	(14,466)
Net cash provided by (used in) operating activities	186	(20,784)
Cash flows from investing activities:
Capital expenditures	(5,588)	(8,893)
Investment in joint venture	(850)	—
Net cash used in investing activities	(6,438)	(8,893)
Cash flows from financing activities:
Net borrowings under revolving credit facility	15,137	11,798
Repayment of long-term obligations	(3,273)	(180,000)
Borrowing of long-term obligations	—	197,059
Financing fees	(529)	(5,505)
Exercise of warrants	—	193
Other	(1,215)	(845)
Net cash provided by financing activities	10,120	22,700
Effect of exchange rate changes on cash and cash equivalents	(327)	(109)
Net increase (decrease) in cash and cash equivalents	3,541	(7,086)
Cash and cash equivalents at beginning of period	6,650	16,784
Cash and cash equivalents at end of period	$10,191	$9,698

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11,985	$4,088
Income taxes	3,787	2,011

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.                                      Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables.

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The combined results of operations of the Company for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and are adjusted periodically based on current estimates of anticipated warranty costs.

The following table provides the activity in the warranty accrual for the six months ended June 30, 2005 and 2004:

Product warranty accrual:	Balance at Beginning of Period	Provision	Payments	Balance at End of Period

Six months ended June 30, 2005	$3,048	$1,481	$(1,395)	$3,134
Six months ended June 30, 2004	4,005	968	(1,584)	3,389

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

Net Income (Loss) Per Share.  The calculation of net income (loss) per share follows:

	Three Months Ended June 30,
	2005	2004
Numerator:
Net loss applicable to common shares	$(1,696)	$(5,289)

Denominator:
Weighted average shares-basic and diluted	13,314	13,306

Basic and diluted net loss per share:
Net loss applicable to common shares	$(0.13)	$(0.40)

	Six Months Ended June 30,
	2005	2004
Numerator:
Net loss applicable to common shares	$(706)	$(6,318)

Denominator:
Weighted average shares-basic and diluted	13,314	13,303

Basic and diluted net loss per share:
Net loss applicable to common shares	$(0.05)	$(0.47)

The effects of certain options and warrants have not been considered in the determination of net loss per share for the three months and six months ended June 30, 2005 and 2004, because the result would be antidilutive.  Options and warrants not included in the calculation for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Stock Options	1,021,775	675,000	1,021,775	675,000
Class A Warrants	—	1,157,000	—	1,157,000
Class B Warrants	700,000	700,000	700,000	700,000
Class C Warrants	271,429	271,429	271,429	271,429

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach described in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) to January 1, 2006.  Accordingly, the Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The impact of  SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) per share in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table illustrates the effect on loss per share if the fair value expense recognition requirements of SFAS No. 123 had been applied to all stock options granted under the plans for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
Net loss, as reported	$(1,696)	$(5,289)
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(375)	(199)
Pro forma net loss	$(2,071)	$(5,488)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.40)
Pro forma	$(0.16)	$(0.41)

	Six Months Ended June 30,
	2005	2004
Net loss, as reported	$(706)	$(6,318)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(632)	(354)
Pro forma net loss	$(1,338)	$(6,672)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.47)
Pro forma	$(0.10)	$(0.50)

3.                                      Reclassifications

During the fourth quarter of 2004, the Company made several reclassifications. Certain prior period amounts have been reclassified to conform to current period presentation.  The more significant categories of reclassifications are outlined below.

Rebates.  Rebate costs, which the Company had included in cost of goods sold, have been reclassified as a reduction in sales.  These reclassifications decreased both net sales and cost of goods sold approximately $3,954 and $6,005 for the three months and six months ended June 30, 2004, respectively.

Brazilian Period Costs.  Certain period costs previously classified as amortization of intangibles by the Company’s Brazilian operations were reclassified as cost of goods sold.  These reclassifications increased cost of goods sold and decreased amortization of intangibles approximately $129 and $206 for the three months and six months ended June 30, 2004, respectively.

Restructuring Costs.  Certain period costs previously classified as restructuring costs were reclassified to cost of goods sold. These reclassifications increased cost of goods sold and decreased restructuring costs approximately $336 and $752 for the three months and six months ended June 30, 2004, respectively.

Warranty Costs.  Warranty costs incurred at one of the Company’s distribution operations were previously classified as other expenses. To conform to current presentation of other similar costs, these warranty costs were reclassified as cost of goods sold.  These reclassifications increased cost of goods sold and decreased other expenses approximately $96 and $200 for the three months and six months ended June 30, 2004, respectively.

Shipping and Other Administrative Costs.  Certain shipping and other administrative costs incurred to manufacture the Company’s products previously classified as selling, general and administrative expenses have been reclassified to cost of goods sold.  These reclassifications increased cost of goods sold and decreased selling, general and administrative expenses approximately $3,440 and $6,760 or the three and six months ended June 30, 2004, respectively.

These reclassifications had no effect on the Company’s financial position, cash flows or results of operations. The following table sets forth a summary of these reclassifications showing previously reported and adjusted amounts for the three months and six months ended June 30, 2004, respectively:

	Three Months Ended June 30, 2004
	As Previously Reported	As Adjusted

Net Sales	$127,172	$123,210
Cost of goods sold	86,426	86,473
Selling, general and administrative expenses	32,063	28,615
Amortization of intangibles	955	826
Restructuring costs	2,464	2,128
Other expense	1,303	1,207

	Six Months Ended June 30, 2004
	As Previously Reported	As Adjusted

Net Sales	$245,903	$239,898
Cost of goods sold	166,551	168,464
Selling, general and administrative expenses	61,688	54,928
Amortization of intangibles	2,067	1,861
Restructuring costs	5,021	4,269
Other expense	1,039	839

4.                                      Comprehensive Loss

Comprehensive loss totaled $4,251 and $5,878 for the three months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005 and 2004, comprehensive loss was $7,738 and $8,495, respectively.

	Three Months Ended June 30,
	2005	2004
Net loss	$(1,696)	$(5,289)
Foreign currency translation	(2,555)	(589)
Comprehensive loss	$(4,251)	$(5,878)

	Six Months Ended June 30,
	2005	2004
Net loss	$(706)	$(6,318)
Foreign currency translation	(7,032)	(2,177)
Comprehensive loss	$(7,738)	$(8,495)

5.                                      Inventories

The composition of inventories was as follows:

	June 30, 2005	December 31, 2004

Raw materials	$29,847	$25,311
Work-in-process	33,663	33,095
Finished goods	62,477	64,057
	125,987	122,463
LIFO reserve	(4,738)	(3,756)
	$121,249	$118,707

6.                                      Intangible Assets

The composition of intangibles was as follows:

	June 30, 2005	December 31, 2004

Goodwill	$209,430	$208,403
Patents and customer relationships	49,202	49,517
Trademarks	33,403	33,403
	292,035	291,323
Accumulated amortization	(8,037)	(6,306)
	$283,998	$285,017

Amortization expense amounted to $828 and $826 for the three months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005 and 2004, amortization expense was $1,730 and $1,861, respectively.  Estimated amortization expense for each of the next five fiscal years has not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

7.                                      Debt and Capital Lease Obligations

The composition of long-term obligations was as follows:

	June 30, 2005	December 31, 2004

Working Capital Facility	$25,960	$10,824
Second-Lien Facility	20,000	20,000
Term A Loan	8,259	9,250
Senior Subordinated Notes	175,000	175,000
Captial Leases	18,341	19,160
Other	10,024	11,513
	$257,584	$245,747
Current maturities, working capital facility and second-lien facility	(53,344)	(42,079)
	$204,240	$203,668

Senior Subordinated Notes

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”). The net proceeds from the offering, together with approximately $20,000 of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to the General Electric Capital Corporation (“GECC”) credit agreement (the “Amended Credit Agreement”), were used to repay all outstanding borrowings under the $180,000 senior term note facility and to reduce amounts outstanding under the Company’s revolving credit facility. In May 2004, for the purpose of an exchange offer, the Company registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  The Company completed the exchange offer in the second quarter of 2004, and more than 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9¼% per annum and is payable semiannually in arrears on February 1 and August 1.

Amended Credit Agreement

On November 22, 2004, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement that matures on November 22, 2009 added the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada as credit collateral parties, and changed the determination of the borrowing base from a cash flow-based formula to an asset-based formula.  Under the Amended Credit Agreement, the total loan commitment was increased from $70,000 to $91,300 (subject to the limitation described below), with a revolving loan commitment of $80,000 (the “Working Capital Facility”) and term loan commitments of $11,300 (subject to the limitation described below). The term loan commitments consist of a $9,250 Term A Loan and a maximum $2,050 Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia, which was not complete as of June 30, 2005. Up to $25,000 of the Working Capital Facility is available for letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowings under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Amended Credit Agreement and determined on a consolidated basis) and other customary provisions and requires the Second-Lien Facility, as described below, to be paid or refinanced 60 days prior to its maturity.  In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under the Company’s $20,000 Second-Lien Facility and guaranteed the Company’s $175,000 91/4% Senior Subordinated Notes.  Interest rates on the Amended Credit Agreement are, at the Company’s option, LIBOR plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR plus 2.50% or the prime rate plus 0.75% on the term loan facilities. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Principal payments on the term loan facilities are equal quarterly payments based on a seven year amortization schedule, with the remaining amount paid at maturity. Unused portions of the Working Capital Facility bear interest at the rate of 0.5% per annum.  The Amended Credit Agreement limits total borrowings under the facility to $75,000 until the Second-Lien Facility is paid or refinanced with long-term debt. The Amended Credit Agreement does under certain conditions allow for the use of the Working Capital Facility to repay the Second-Lien Facility.  As of June 30, 2005, the Company had outstanding borrowings of $25,960 and issued letters of credit totaling $11,382 under the Working Capital Facility.  The Company had availability of $21,075 under the Working Capital Facility at June 30, 2005. The Working Capital Facility terminates on November 22, 2009.  The Term A Loan requires equal quarterly principal payments of $330 per quarter, which began December 31, 2004 and continues through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009.  As of June 30, 2005, the Company did not have access to the Delayed Draw Term Loan.

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

On March 16, 2005 and March 30, 2005, the Company amended the Amended Credit Agreement to modify certain financial covenants and enable the Company to extend its Second-Lien Facility.  On July 27, 2005 and August 5, 2005 the Company further amended the Amended Credit Agreement to modify certain financial covenants.

Second-Lien Facility

On July 29, 2004 the Company entered into a new $20,000 second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004 the Company entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR plus 6.0%, or an alternative base rate of the greater of (i) the Prime Rate or (ii) the federal funds rate plus one half of 1.0% plus 5.0%. The Second-Lien Facility restricts how much long-term debt the Company may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005 and March 30, 2005, the Second-Lien Facility was amended to modify a financial covenant and extend its maturity until April 30, 2006.  On August 8, 2005 the Company amended the Second-Lien Facility to modify a financial covenant.

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

In accordance with SFAS No. 133, as of June 30, 2005, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment of $523 was recorded as an increase to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other assets. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.  For the three months and six months ended June 30, 2005, the Company realized a reduction in its expense as a result of the interest rate swap of $113 and $254, respectively.

9.                                      Warrants

In connection with the Company’s emergence from Chapter 11 bankruptcy protection on May 23, 2003, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

				Warrants
	Warrants			Issued and
	Issued			Outstanding
	to Purchase	Exercise		as of
	Common	Price	Expiration	June 30,
	Stock	Per Share	Date	2005

Class A Warrants	1,157,000	$13.85	May 23, 2004	—
Class B Warrants	700,000	$20.78	May 23, 2006	700,000
Class C Warrants	271,429	$27.70	May 23, 2006	271,429

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

The Class C Warrants were issued to the former majority equity holders of the Company. The former equity holders received no other significant disbursements or consideration upon emergence from Chapter 11. These warrants have been treated as an exchange of old equity securities for new equity securities in connection with recording the reorganization entries and establishing the opening fresh-start balance sheet.  As of the opening fresh-start balance sheet date, the fair value of the Class A, Class B and Class C Warrants was $2,500, $1,500 and $0, respectively.

There were no warrants exercised during the three months and six months ended June 30, 2005 and 2004.

10.                               Stock Options

The 2004 Non-Employee Directors Stock Option Plan (the “Directors Plan”) was adopted in May 2004 for the Company’s board of directors. Up to 200,000 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Directors Plan.

The 2004 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted in May 2004 for the Company’s employees. Up to 1,477,778 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, (ii) non-statutory stock options, (iii) stock appreciation rights (“SARs”), (iv) restricted stock, (v) stock units and (vi) performance awards.

As of June 30, 2005, 1,021,775 options for shares were issued and outstanding under the Directors Plan, the Stock Incentive Plan and other specific agreements.

11.                               Income Taxes

The Company’s tax provision relates primarily to its foreign subsidiaries.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

In the second quarter of 2005, the Company revised its estimated annual effective tax rate to reflect a change in its 2005 estimated consolidated effective tax rate, retroactive to January 1, 2005, from 49.0% to 96.5%, as applied against year-to-date loss excluding minority interest.

12.                               Employee Benefit Plans

401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion, the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution.

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

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	570	299	855	598
Expected return on plan assets	(604)	(274)	(889)	(548)
Recognized loss	—	—	—	—
Net periodic benefit cost	$(34)	$25	$(34)	$50

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of the net periodic benefit cost:
Service Cost	$308	$296	$616	$593
Interest Cost	400	312	696	686
Expected return on plan assets	—	—	—	—
Recognized loss	11	16	22	32
Net periodic benefit cost	$719	$624	$1,334	$1,311

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,172 to its Retirement Plan in 2005. As of June 30, 2005, $487 has been contributed.  The Company presently anticipates contributing an additional $685 to fund its pension plan in 2005.

Stock Purchase Plan. The Company adopted an employee stock purchase plan during the second quarter of 2005 that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at 92.5% of the market price at the end of the quarter.  Because the employee stock purchase plan was effective July 1, 2005, no shares were purchased under this plan in the quarter ended June 30, 2005.

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

Summarized financial information concerning the Company’s geographic regions is shown in the following table:

	Six Months Ended June 30,
	2005	2004
Net Sales
United States	$146,247	$142,652
Europe	37,582	32,551
Australia / Asia	37,104	33,262
All other international	40,180	31,433
	$261,113	$239,898

	June 30, 2005	December 31, 2004
Identifiable assets
United States	$32,451	$35,915
Europe	12,404	14,472
Australia / Asia	9,939	10,769
All other international	15,007	13,025
Corporate	12,930	12,366
	$82,731	$86,547

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company’s key product lines:

	Six Months Ended June 30,
	2005	2004

Gas apparatus	$88,793	$88,220
Arc welding equipment	47,769	39,504
Arc welding consumables	82,320	73,021
Plasma and automated cutting equipment	37,682	37,085
All other	4,549	2,068
	$261,113	$239,898

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$5,568	$4,623	$—	$10,191
Accounts receivable, net	—	62,744	35,050	—	97,794
Inventories	—	83,301	37,948	—	121,249
Prepaid expenses and other	—	4,089	3,124	—	7,213
Current deferred tax assets	—	2,690	—	—	2,690
Total current assets	—	158,392	80,745	—	239,137
Property, plant and equipment, net	—	45,146	29,056	—	74,202
Goodwill	—	209,430	—	—	209,430
Intangibles, net	—	62,391	12,177	—	74,568
Other assets	4,300	3,833	396	—	8,529
Investment in and advances to subsidiaries	177,772	—	—	(177,772)	—
Total assets	$182,072	$479,192	$122,374	$(177,772)	$605,866

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$26,749	$17,494	$—	$44,243
Accrued and other liabilities	—	29,198	6,136	—	35,334
Accrued interest	6,535	228	—	—	6,763
Income taxes payable	—	(1,224)	3,068	—	1,844
Working capital and second-lien facility	—	45,960	—	—	45,960
Current maturities of long-term obligations	—	2,196	5,188	—	7,384
Total current liabilities	6,535	103,107	31,886	—	141,528
Long-term obligations, less current maturities	175,523	21,865	6,852	—	204,240
Deferred tax liabilities	—	66,647	—	—	66,647
Other long-term liabilities	—	39,704	5,849	—	45,553
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (accumulated deficit)	(42,234)	1,541	(13,552)	12,011	(42,234)
Accumulated other comprehensive income (loss)	6,539	(3,551)	10,095	(6,544)	6,539
Total shareholders’ equity (deficit)	147,898	(2,010)	(3,457)	5,467	147,898
Net equity and advances to / from subsidiaries	(147,884)	249,879	81,244	(183,239)	—

Total liabilities and shareholders’ equity (deficit)	$182,072	$479,192	$122,374	$(177,772)	$605,866

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$5,558	$1,092	$—	$6,650
Accounts receivable, net	—	54,544	39,011	—	93,555
Inventories	—	78,914	39,793	—	118,707
Prepaid expenses and other	—	5,302	2,997	—	8,299
Current deferred tax assets	—	3,129	—	—	3,129
Total current assets	—	147,447	82,893	—	230,340
Property, plant and equipment, net	—	48,791	30,223	—	79,014
Goodwill	—	208,403	—	—	208,403
Intangibles, net	—	63,714	12,900	—	76,614
Other assets	4,551	2,594	388	—	7,533
Investment in and advances to subsidiaries	177,630	—	—	(177,630)	—
Total assets	$182,181	$470,949	$126,404	$(177,630)	$601,904

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$19,386	$20,072	$—	$39,458
Accrued and other liabilities	—	31,288	4,427	—	35,715
Accrued interest	6,487	642	—	—	7,129
Income taxes payable	—	(676)	3,340	—	2,664
Working capital and second-lien facilities	—	30,824	—	—	30,824
Current maturities of long-term obligations	—	4,631	6,624	—	11,255
Total current liabilities	6,487	86,095	34,463	—	127,045
Long-term obligations, less current maturities	174,787	20,978	7,903	—	203,668
Deferred tax liabilities	—	71,445	—	—	71,445
Other long-term liabilities	213	37,278	6,619	—	44,110
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (accumulated deficit)	(41,528)	(11,055)	(8,221)	19,276	(41,528)
Accumulated other comprehensive income (loss)	13,571	5,758	7,707	(13,465)	13,571
Total shareholders’ equity (deficit)	155,636	(5,297)	(514)	5,811	155,636
Net equity and advances to / from subsidiaries	(154,942)	260,450	77,933	(183,441)	—

Total liabilities and shareholders’ equity (deficit)	$182,181	$470,949	$126,404	$(177,630)	$601,904

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$121,900	$35,202	$(22,030)	$135,072
Cost of goods sold	—	93,610	29,516	(22,194)	100,932
Gross Margin	—	28,290	5,686	164	34,140

Selling, general and administrative expenses	—	22,847	5,846	—	28,693
Amortization of intangibles	—	786	42	—	828
Net periodic postretirement benefits	—	719	—	—	719
Restructuring costs	—	—	—	—	—
Operating income (loss)	—	3,938	(202)	164	3,900
Other income (expense):
Interest, net	(3,934)	(1,639)	(482)	—	(6,055)
Amortization of deferred financing costs	(125)	(259)	—	—	(384)
Equity in net income (loss) of subsidiaries	2,288	—	—	(2,288)	—
Other, net	75	1,985	(2,913)	—	(853)
Minority interest	—	(655)			(655)
Income (loss) before income tax provision	(1,696)	3,370	(3,597)	(2,124)	(4,047)
Income tax provision	—	(2,706)	355	—	(2,351)
Net income (loss)	$(1,696)	$6,076	$(3,952)	$(2,124)	$(1,696)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$119,091	$29,348	$(25,229)	$123,210
Cost of goods sold	—	88,071	23,420	(25,018)	86,473
Gross Margin	—	31,020	5,928	(211)	36,737

Selling, general and administrative expenses	—	23,723	4,892	—	28,615
Amortization of intangibles	—	794	32	—	826
Net periodic postretirement benefits	—	624	—	—	624
Restructuring costs	—	2,128	—	—	2,128
Operating income (loss)	—	3,751	1,004	(211)	4,544
Other income (expense):
Interest, net	(3,625)	(1,232)	(308)	—	(5,165)
Amortization of deferred financing costs	(114)	(197)	—	—	(311)
Equity in net income (loss) of subsidiaries	(1,550)	—	—	1,550	—
Other, net	—	(597)	(610)	—	(1,207)
Income (loss) before income tax provision	(5,289)	1,725	86	1,339	(2,139)
Income tax provision	—	2,225	925	—	3,150
Net income (loss)	$(5,289)	$(500)	$(839)	$1,339	$(5,289)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$235,158	$67,845	$(41,890)	$261,113
Cost of goods sold	—	175,282	55,472	(41,799)	188,955
Gross Margin	—	59,876	12,373	(91)	72,158

Selling, general and administrative expenses	—	44,867	11,858	—	56,725
Amortization of intangibles	—	1,569	161	—	1,730
Net periodic postretirement benefits	—	1,334	—	—	1,334
Restructuring costs	—	136	—	—	136
Operating income (loss)	—	11,970	354	(91)	12,233
Other income (expense):
Interest, net	(7,705)	(3,086)	(828)	—	(11,619)
Amortization of deferred financing costs	(250)	(564)	—	—	(814)
Equity in net income (loss) of subsidiaries	7,174	—	—	(7,174)	—
Other, net	75	2,062	(3,388)	—	(1,251)
Minority interest		(655)			(655)
Income (loss) before income tax provision	(706)	9,727	(3,862)	(7,265)	(2,106)
Income tax provision (benefit)	—	(2,782)	1,382	—	(1,400)
Net income (loss)	$(706)	$12,509	$(5,244)	$(7,265)	$(706)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$228,000	$55,484	$(43,586)	$239,898
Cost of goods sold	—	167,013	44,783	(43,332)	168,464
Gross Margin	—	60,987	10,701	(254)	71,434

Selling, general and administrative expenses	—	45,332	9,596	—	54,928
Amortization of intangibles	—	1,789	72	—	1,861
Net periodic postretirement benefits	—	1,311	—	—	1,311
Restructuring costs	—	4,269	—	—	4,269
Operating income (loss)	—	8,286	1,033	(254)	9,065
Other income (expense):
Interest, net	(7,138)	(2,215)	(583)	—	(9,936)
Amortization of deferred financing costs	(188)	(343)	—	—	(531)
Equity in net income (loss) of subsidiaries	1,008	—	—	(1,008)	—
Other, net	—	(268)	(571)	—	(839)
Income (loss) before income tax provision	(6,318)	5,460	(121)	(1,262)	(2,241)
Income tax provision	—	2,470	1,607	—	4,077
Net income (loss)	$(6,318)	$2,990	$(1,728)	$(1,262)	$(6,318)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$202	$10,217	$(2,881)	$(7,352)	$186
Cash flows from investing activities:
Capital expenditures	—	(3,100)	(2,488)	—	(5,588)
Investment in Subsidiary	—	(850)	—	—	(850)
Net cash used in investing activities	—	(3,950)	(2,488)	—	(6,438)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	14,614	523	—	15,137
Net (repayments) borrowings of long-term obligations	—	(991)	(2,282)	—	(3,273)
Changes in net equity and advances to / from subsidiaries	(202)	(19,522)	12,372	7,352	—
Financing fees and other	—	(142)	(1,602)	—	(1,744)
Net cash provided (used in) financing activities	(202)	(6,041)	9,011	7,352	10,120

Effect of exchange rate changes on cash and cash equivalents	—	(216)	(111)	—	(327)
Net increase in cash and cash equivalents	—	10	3,531	—	3,541
Cash and cash equivalents at beginning of period	—	5,558	1,092	—	6,650
Cash and cash equivalents at end of period	$—	$5,568	$4,623	$—	$10,191

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(6,130)	$(10,098)	$(3,294)	$(1,262)	$(20,784)
Cash flows from investing activities:
Capital expenditures	—	(6,359)	(2,534)	—	(8,893)
Net cash used in investing activities	—	(6,359)	(2,534)	—	(8,893)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	11,798	—	—	11,798
Net (repayments) borrowings of long-term obligations	(5,000)	20,026	2,033	—	17,059
Changes in net equity and advances to / from subsidiaries	11,130	(9,485)	(2,907)	1,262	—
Financing fees and other	—	(5,320)	(837)	—	(6,157)
Net cash provided (used in) financing activities	6,130	17,019	(1,711)	1,262	22,700

Effect of exchange rate changes on cash and cash equivalents	—	(184)	75	—	(109)
Net increase (decrease) in cash and cash equivalents	—	378	(7,464)	—	(7,086)
Cash and cash equivalents at beginning of period	—	609	16,175	—	16,784
Cash and cash equivalents at end of period	$—	$987	$8,711	$—	$9,698

15.  Restructuring Costs

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities.    These activities were completed in the first quarter of 2005, and the remaining payments will be made in the balance of the year.

The following table provides the activity in the restructuring accrual during the six months ended June 30, 2005:

	Six months ended June 30, 2005
	December 31,			June 30,
Restructuring accrual:	2004	Provision	Payments	2005

Plant Consolidation - Employee Severance and Incentive Bonuses	$214	$136	$(215)	$135
Domestic Workforce Reorganization - Employee Severance	1,093	—	(938)	155
	$1,307	$136	$(1,153)	$290

16.  Minority Interests

The Company has 10% minority shareholder interests in certain of its South African and Italian subsidiaries not previously accounted for. For the last three months ended June 30, 2005, the Company has recorded as minority interest expense of approximately $655, including $505 related to the prior years’ minority interest in earnings since the Company’s emergence from bankruptcy in May 2003. Total minority interest obligations as of June 30, 2005, of approximately $1,850 have been recorded as a component of other long-term liabilities and approximately $1,027 was recorded as goodwill for the portion of minority interest that existed prior to the Company’s emergence from bankruptcy. Management determined that, while these adjustments primarily related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.

The purchase agreements for the South African and Italian subsidiaries include provisions that allow the minority shareholder’s to put their ownership in the entities back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interests. The exercise period for the put and call options associated with the minority interests in the South African subsidiaries is indefinite, while the put and call option for the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the options is determined based on a specific formula outlined in the respective purchase agreements. As of June 30, 2005, the maximum payment to satisfy the put options is $3,360.

17.  Contingencies

At June 30, 2005, the Company was a co-defendant in cases alleging manganese-induced illness involving claims by approximately 954 plaintiffs, which is a net increase of 84 claims from March 31, 2005.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese-induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  Many of the cases are single plaintiff cases but some multi-claimant cases have been filed, including alleged class actions in various states.  At June 30, 2005, cases involving 188 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”).

Since January 1, 2003, the Company has been a co-defendant in other similar cases that have been resolved as follows: 26 of those claims were dismissed.

Plaintiffs have filed class actions seeking medical monitoring in five state courts, three of which have been removed to the MDL Court.

In less than ten of the cases have plaintiffs produced medical information showing claimed injuries.  In addition in only about 11% of these cases has the plaintiff identified the Company as a manufacturer of the products the plaintiff used.  As such there is inadequate information available to estimate the liability and therefore none has been recorded as of June 30, 2005.

The Company has notified its insurance carriers of these claims.  The Company expects its insurers to respond and defend these claims.

The Company is party to certain environmental matters and has been named as a potentially responsible party (“PRP”) in certain of these matters, although no related claims have been filed.  Any losses recognized as of June 30, 2005 and expected losses are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

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

Factors That Could Affect Future Results

Factors that could affect future results also include a potential risk related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 Rules”).  Beginning on December 31, 2004, our system of internal control over financial reporting must comply with the requirements of Section 404 Rules. We completed a comprehensive effort to document and test our internal controls to confirm that such controls are designed appropriately and operating effectively for the year ending December 31, 2004. For our report on internal control over financial reporting, see Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Until we have fully remediated the material weaknesses in our internal control over financial reporting summarized in our report, investor confidence in our internal controls over financial reporting could be damaged and cause our stock or publicly traded bond price to decline.

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net sales for the three months ended June 30, 2005 were $135.1 million, which was a 9.6% increase over net sales of $123.2 million for the same three months in 2004.  Domestic sales were $66.2 million for the second quarter of 2005, compared to $65.4 million for the same period last year, which is an increase of 1.2%.  International sales were $68.9 million for the three months ended June 30, 2005 compared to $57.8 million for the second quarter of 2004, or an increase of 19.2%.  A weaker U.S. dollar was a contributing factor to the sales increase for the quarter.  Excluding the impact of favorable currency translation, international sales increased 12.6% compared to the second quarter of 2004. The increase in international sales was attributable mainly to solid growth in Asia-Pacific, Canada and South Africa.

Gross margin for the second quarter of 2005 was $34.1 million, or 25.3% of sales, compared to $36.7 million, or 29.8% of sales, for the same period in 2004, which is a decrease of 7.1%.  In comparing these periods, favorable pricing and volume, including new product introductions contributed $5.7 million and improvements in cost reduction initiatives contributed $4.2 million. These contributions were offset primarily by $4.9 million of higher inflation, $1.2 million related to unfavorable sales mix and competitive market conditions in our higher margin products, $0.5 million from inefficiencies in and expedited charges for addressing TexMex deliveries, $0.8 million in higher credits related to delivery, warranty and inventory trade-outs, $0.4 million related to our Brazilian operation, LIFO and other inventory adjustments of $2.0 million, and $2.7 million of all other items including currency translation impacts.

Selling, general and administrative expenses were $28.7 million for the three months ended June 30, 2005, as compared to $28.6 million for the same three months in 2004.  As a percentage of sales, selling, general and administrative expenses were 21.2% for the quarter ended June 30, 2005, versus 23.2% for the three months ended June 30, 2004.  Included in the second quarter of 2005 are $0.6 million of unfavorable currency translation and $0.1 million of severance related to changes in senior management.

During the three months ended June 30, 2004, we incurred restructuring costs of $2.1 million related to the relocation and consolidation of certain U.S. manufacturing facilities.  We did not incur any restructuring costs during the three months ended June 30, 2005.

Interest expense for the second quarter of 2005 was $6.1 million, which compares to $5.2 million for the second quarter of 2004.  The difference results primarily from an increase in our average borrowing rate on our LIBOR based floating rate debt as well as an increase in our debt obligations.

Minority interest expense was $0.7 million for the three months ended June 30, 2005 as compared to $0 for the same three months in 2004. The increase is a result of recording the minority interest shareholder portion of earnings at certain of our South African and Italian subsidiaries.

An income tax benefit of $2.4 million was recorded on a pretax loss of $4.0 million for the three months ended June 30, 2005.  An income tax provision of $3.2 million was recorded on a pretax loss of $2.1 million for the three months ended June 30, 2004.  The income tax provision for both periods primarily relates to income generated in certain foreign jurisdictions and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2005 were $261.1 million, which was an 8.8% increase over net sales of $239.9 million for the same six months in 2004.  Domestic sales were $132.2 million for the six months ended June 30, 2005, compared to $130.7 million for the same period last year, which is an increase of 1.1%.  International sales were $128.9 million for the six months ended June 30, 2005 compared to $109.2 million for the first six months of 2004, or an increase of 18.0%.  A weaker U.S. dollar was a contributing factor to the sales increase for the quarter.  Excluding the impact of favorable currency translation, international sales increased 12.0% compared to the first six months of 2004. The increase in international sales was attributable mainly to solid growth in Asia-Pacific, Canada and South Africa.

Gross margin for the six months ended June 30, 2005 was $72.2 million, or 27.6% of sales, compared to $71.4 million, or 29.8% of sales, for the same period in 2004.  In comparing these periods, favorable pricing and volume, including new product introductions contributed $10.3 million and improvements in cost reduction initiatives contributed $7.6 million. These contributions were more than offset by $9.7 million of higher inflation, $3.2 million related to unfavorable sales mix, competitive market conditions and delivery issues in our higher margin products, $0.5 million from inefficiencies in and expedited charges for addressing TexMex deliveries, $0.8 million in higher credits related to delivery, warranty and inventory trade-outs, $0.7 million related to our Brazilian operation, LIFO and other inventory adjustments of $2.0 million, and $0.2 million of all other items including currency translation impacts.

Selling, general and administrative expenses were $56.7 million for the six months ended June 30, 2005, a 3.3% increase over $54.9 million for the same six months in 2004.  As a percentage of sales, selling, general and administrative expenses were 21.7% for the six- month period ended June 30, 2005, versus 22.9% for the six month period in 2004.  Included in the six months of 2005 are $1.1 million of unfavorable currency translation and $0.8 million of severance related to changes in senior management.

During the six months ended June 30, 2005 we incurred restructuring costs of $0.1 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $4.3 million for the same period in 2004.

Interest expense for the six months ended June 30, 2005 was $11.6 million, which compares to $9.9 million for the same six-month period of 2004.  The difference results primarily from an overall increase in debt obligations as well as an increase in our average borrowing rate.

Minority interest expense was $0.7 million for the six months ended June 30, 2005 as compared to $0 for the same period in 2004. The increase is a result of recording the minority interest shareholder portion of earnings at certain of our South African and Italian subsidiaries.

An income tax benefit of $1.4 million was recorded on a pretax loss of $2.1 million for the six months ended June 30, 2005.  An income tax provision of $4.1 million was recorded on a pretax loss of $2.2 million for the six months ended June 30, 2004.  The income tax provision for both periods primarily relates to income generated in certain foreign jurisdictions, and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities provided $0.2 million of cash during the first six months of 2005, compared to $20.8 million of cash used during the same time period in 2004. Operating assets and liabilities used $13.3 million of cash during the six months ended June 30, 2005, compared to $28.7 million of cash used in the same period last year.

•                  Accounts receivable used $8.7 million during the six months ended June 30, 2005, compared to $9.6 million used during the same period in 2004.

•                  Inventory used $5.7 million of cash through the first six months of 2005, as compared to a $28.0 million use of cash in the same six month period last year.  Inventory used less cash in 2005 as a result of an  increase in safety stock levels during the first six months of 2004 at two of our U.S. production facilities that were in the process of consolidating, and a temporary increase in stock levels as part of an initiative to improve fill-rates.

•                  Accounts payable provided $6.5 million of cash in the first six months of 2005, which compares to cash provided of $5.7 million in the first six months of 2004.  The increase in payables results in part from efforts to obtain more favorable payment terms from vendors.

•                  Accrued liabilities used $0.5 million of cash in the first six months of 2005 compared to $2.7 million of cash used in the first six months of 2004.  Cash used by accruals in the first six months of 2005 included $0.3 million of payments made to our unsecured creditors under the terms of our plan of reorganization, compared to $2.2 million of payments made in the same period last year.

•                  Accrued interest used $0.4 million in the six months ended June 30, 2005 and relates primarily to our senior subordinated notes.

Cash used for capital expenditures was $5.6 million during the six months ended June 30, 2005, compared to $8.9 million in the same period in 2004. Our spending plan for 2005 will be focused towards growth and cost reduction initiatives.

Financing activities provided $10.1 million of cash during the first six months of 2005 compared to cash provided of $22.7 million during the same period in 2004. Net borrowings were $11.9 million for the six months ended June 30, 2005 compared to $28.9 million for the same period in 2004. The current year borrowings were used primarily to fund working capital requirements and to fund the semi-annual interest payment on the Senior Subordinated Notes made in February of approximately $8.1 million.

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

Senior Subordinated Notes

On February 5, 2004, we completed a private placement of $175.0 million in aggregate principal of 9¼% Senior Subordinated Notes due 2014. The net proceeds from the offering, together with approximately $20.0 million of borrowings under a new term loan (the “Term Loan”) added through an amendment and restatement to our GECC credit agreement (the “Amended Credit Agreement”), were used to repay all outstanding borrowings under the $180.0 million Senior Term Note Facility and to reduce amounts outstanding under our revolving credit facility. In May 2004, for the purpose of an exchange offer, we registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  We completed the exchange offer in the second quarter of 2004 and more than 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9¼% per annum and is payable semiannually in arrears on February 1 and August 1.

Amended Credit Agreement

On November 22, 2004, we entered into the Amended Credit Agreement. The Amended Credit Agreement, which matures on November 22, 2009 added our foreign subsidiaries in Australia, the United Kingdom and Canada as credit collateral parties, and changed the determination of the borrowing base from a cash flow-based formula to an asset-based formula.  Under the Amended Credit Agreement, the total loan commitment was increased from $70.0 million to $91.3 million (subject to the limitation described below), with a revolving loan commitment of $80.0 million (the “Working Capital Facility”) and term loan commitments of $11.3 million (subject to the limitation described below). The term loan commitments consist of a $9.3 million Term A Loan and a maximum $2.0 million Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia, which was not complete as of June 30, 2005. Up to $25.0 million of the Working Capital Facility is available for letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of our domestic subsidiaries and our foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowings under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Amended Credit Agreement and determined on a consolidated basis) and other customary provisions and requires the Second-Lien Facility to be paid or refinanced 60 days prior to its maturity.  In connection with the Amended Credit Agreement, our foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under our $20.0 million Second-Lien Facility and guaranteed our $175.0 million 91/4% Senior Subordinated Notes.  Interest rates on the Amended Credit Agreement are, at our option, LIBOR plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR plus 2.50% or the prime rate plus 0.75% on the term loan facility. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Principal payments on the term loan facilities are equal quarterly payments based on a seven year amortization schedule, with the remaining amount paid at maturity. Unused portions of the Working Capital Facility bear interest at the rate of 0.5% per annum.  The Amended Credit Agreement limits total borrowings under the facility to $75.0 million until the Second-Lien Facility is paid or refinanced with long-term debt. The Amended Credit Agreement does under certain conditions allow for the use of the Working Capital Facility to repay the Second-Lien Facility.  As of June 30, 2005, we had outstanding borrowings of $26.0 million and issued letters of credit totaling $11.4 million under the Working Capital Facility.  We had availability of $21.1 million under the Working Capital Facility at June 30, 2005. The Working Capital Facility terminates on November 22, 2009.  The Term A Loan requires equal quarterly principal payments of $0.3 million per quarter, which began December 31, 2004 and continues through October 31,

2009, with the balance of the outstanding principal being payable on November 22, 2009.  As of June 30, 2005, we did not have access to the Delayed Term Loan.

On March 16, 2005 and March 30, 2005, we amended the Amended Credit Agreement to modify certain financial covenants and enable us to extend our Second-Lien Facility.  On July 27, 2005 and August 5, 2005 we further amended the Amended Credit Agreement to modify certain financial covenants.

Second-Lien Facility

On July 29, 2004 we entered into a new $20.0 million second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004, we entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility is secured by a second lien on substantially all of our assets. The Second-Lien Facility accrues interest at our option, at LIBOR plus 6.00%, or an alternative base rate of the greater of (i) the Prime Rate or (ii) the federal funds rate plus one half of 1.00% plus 5.00%. The Second-Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005 and March 30, 2005, the Second-Lien Facility was amended to modify a financial covenant and extend its maturity until April 30, 2006.  On August 8, 2005 we amended the Second-Lien Facility to modify a financial covenant.

Minority Interests

We have 10% minority shareholder interests in certain of our South African and Italian subsidiaries not previously accounted for. For the three months ended June 30, 2005, we have recorded as minority interest expense approximately $0.7 million, including $0.5 million related to the prior years’ minority interest in earnings since our emergence from bankruptcy in May 2003. Total minority interest obligations as of June 30, 2005, of approximately $1.9 million have been recorded as a component of other long-term liabilities and approximately $1.0 million was recorded as goodwill for the portion of the minority interest that existed prior to our emergence from bankruptcy. Management determined that, while these adjustments primarily related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.

The purchase agreements for the South African and Italian subsidiaries include provisions that allow the minority shareholder’s to put their ownership in the entities back to us or, conversely, provide us a call option to purchase the outstanding minority interests. The exercise period for the put and call options associated with the minority interest in the South African subsidiaries is indefinite, while the put and call option for the minority interests in the Italian subsidiary expires on December 31, 2010. The purchase price of the options is determined based on a specific formula outlined in the respective agreements. As of June 30, 2005, the maximum payment to satisfy the put options is $3.4 million.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

As of December 31, 2004 and June 30, 2005, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded those controls and procedures were not effective because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The identified material weaknesses while currently being remediated by management, will remain as such until adequately tested by management and our independent registered public accounting firm. We anticipate the testing as of December 31, 2005 to begin during the third quarter of 2005 and be completed by the first quarter of 2006.

To ensure that our condensed consolidated financial statements for the six-month period ended June 30, 2005 are fairly presented and were prepared in accordance with U.S. generally accepted accounting principles, we conducted in-depth analyses of all our key operations, and obtained quarterly questionnaires from all of our functional business units and reporting locations, which requested information on significant transactions, contracts and commitments, business trends, changes in internal controls and other items that should be considered for disclosure in our financial statements.  In addition, as more fully described below, new processes and procedures were implemented during the first six months to address our material weaknesses in internal controls over financial reporting.  Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2004, we identified material weaknesses in our internal control over financial reporting. We are currently addressing these material weaknesses as described below and expect to have them remediated by the end of 2005.

In order to remediate our ineffective controls relating to the oversight and monitoring of our smaller international locations, we are developing an extensive internal audit program for 2005 that we have initiated in both our South Africa and Brazil operations. We have also performed our second quarterly series of off-site reviews to better identify significant variances, non-recurring transactions, significant business trends and other items of importance that could require disclosure in our financial statements or impact the reported financial condition and results of operations.

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

Regarding our insufficient controls relating to the determination and reporting of the provision for income taxes and related deferred income tax balances, we have begun performing a more comprehensive analysis of components of the income tax provision of certain foreign subsidiaries on a quarterly basis. This will include the quarterly off-site and periodic on-site reviews referred to above. Additionally, a more formal process is being established to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.  Finally, we have also engaged the services of PricewaterhouseCoopers LLP to assist in reviewing our quarterly income tax provisions as well as provide tax planning and consultative support.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

At June 30, 2005, the Company was a co-defendant in cases alleging manganese-induced illness involving claims by approximately 954 plaintiffs, which is a net increase of 84 claims from March 31, 2005.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese-induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  Many of the cases are single plaintiff cases but some multi-claimant cases have been filed, including alleged class actions in various states.  At June 30, 2005, cases involving 188 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”).

Since January 1, 2003, the Company has been a co-defendant in other similar cases that have been resolved as follows: 26 of those claims were dismissed.

Plaintiffs have filed class actions seeking medical monitoring in five state courts, three of which have been removed to the MDL Court.

In less than ten of the cases have plaintiffs produced medical information showing claimed injuries.  In addition in only about 11% of these cases has the plaintiff identified the Company as a manufacturer of the products the plaintiff used.  As such there is inadequate information available to estimate the liability and therefore none has been recorded as of June 30, 2005.

The Company has notified its insurance carriers of these claims.  The Company expects its insurers to respond and defend these claims.

The Company is party to certain environmental matters and has been named as a potentially responsible party (“PRP”) in certain of these matters, although no related claims have been filed.  Any losses recognized as of June 30, 2005 and expected losses are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

Item 6.  Exhibits

4.1                                 Fourth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation as agent.

4.2                                 Amendment No. 6 to the Second Lien Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.

4.3                                 Fifth Amendment to Second Amendment and Restated Credit Agreement dated as of July 1, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation as agent.

4.4                                 Amendment No. 7 to the Second Lien Credit Agreement dated as of July 1, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and “Credit Suisse”, as administrative agent and collateral agent.

4.5                                 Sixth Amendment to Second Amended and Restated Credit Agreement dated as of July 27, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation as agent.

4.6                                 Seventh Amendment to Second Amended and Restated Credit Agreement dated as of August 5, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation as agent.

4.7                                 Amendment No. 8 to the Second Lien Credit Agreement dated as of August 8, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and “Credit Suisse”, as administrative agent and collateral agent.

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

David L. Dyckman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven W. Fray

Steven W. Fray
Vice President and
Global Controller
(Principal Accounting Officer)

Date: August 9, 2005