Form 10-Q
period 2005-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2005-11-10
CIK 850660

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Yes ☒	No ☐

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by ☒ whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 1, 2005 was 13,318,158.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$7,817	$6,650
Accounts receivable, less allowance for doubtful accounts of $4,719 and $6,109, respectively	104,781	93,555
Inventories	127,095	118,707
Prepaid expenses and other	9,993	8,299
Current deferred tax assets	2,690	3,129
Total current assets	252,376	230,340
Property, plant and equipment, net	71,733	79,014
Goodwill	207,978	208,403
Intangibles, net	73,992	76,614
Other assets	7,509	7,533
Total assets	$613,588	$601,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$46,229	$39,458
Accrued and other liabilities	36,909	35,715
Accrued interest	2,885	7,129
Income taxes payable	1,489	2,664
Working capital and second-lien facilities	54,869	30,824
Current maturities of long-term obligations	10,192	11,255
Total current liabilities	152,573	127,045
Long-term obligations, less current maturities	201,526	203,668
Deferred tax liabilities	70,222	71,445
Other long-term liabilities	47,051	44,110
Shareholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized, and 13,313,973 shares issued and outstanding	133	133
Additional paid-in capital	183,460	183,460
Accumulated deficit	(49,609)	(41,528)
Accumulated other comprehensive income	8,232	13,571
Total shareholders’ equity	142,216	155,636
Total liabilities and shareholders’ equity	$613,588	$601,904

See accompanying notes to condensed consolidated financial statements

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004

Net sales	$131,268	$120,897
Cost of goods sold	93,719	88,287
Gross Margin	37,549	32,610

Selling, general and administrative expenses	29,709	27,307
Amortization of intangibles	817	769
Net periodic postretirement benefits	666	515
(Gain) Loss on disposal of assets	700	(6)
Restructuring costs	—	4,125
Operating income (loss)	5,657	(100)
Other income (expense):
Interest, net	(6,415)	(5,752)
Amortization of deferred financing costs	(327)	(375)
Other, net	(529)	80
Minority interest	(207)	—
Loss before income tax provision (benefit)	(1,821)	(6,147)
Income tax provision (benefit)	5,554	2,326
Net loss	$(7,375)	$(8,473)

Basic and diluted net loss per share	$(0.55)	$(0.64)

See accompanying notes to condensed consolidated financial statements

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

Net sales	$392,381	$360,795
Cost of goods sold	283,078	256,759
Gross Margin	109,303	104,036

Selling, general and administrative expenses	86,165	82,227
Amortization of intangibles	2,548	2,630
Net periodic postretirement benefits	2,000	1,826
Loss on disposal of assets	934	38
Restructuring costs	—	8,394
Operating income	17,656	8,921
Other income (expense):
Interest, net	(18,034)	(15,688)
Amortization of deferred financing costs	(1,141)	(906)
Other, net	(1,546)	(715)
Minority interest	(862)	—
Loss before income tax provision (benefit)	(3,927)	(8,388)
Income tax provision (benefit)	4,154	6,403
Net loss	$(8,081)	$(14,791)

Basic and diluted net loss per share	$(0.61)	$(1.11)

See accompanying notes to condensed consolidated financial statements

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,081)	$(14,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	862	—
Net periodic postretirement benefits	2,000	1,826
Depreciation	14,501	15,290
Loss on disposal of assets	934	38
Amortization of intangibles	2,548	2,630
Amortization of deferred financing costs	1,141	906
Changes in operating assets and liabilities:
Accounts receivable	(15,098)	(5,320)
Inventories	(10,689)	(28,848)
Prepaid expenses and other	(3,179)	(1,272)
Accounts payable	8,277	1,827
Accrued and other liabilities	1,015	(3,926)
Accrued interest	(4,244)	2,672
Income taxes	(1,171)	1,649
Other long-term liabilities	229	(2,499)
Total adjustments	(2,874)	(15,027)
Net cash used in operating activities	(10,955)	(29,818)
Cash flows from investing activities:
Capital expenditures	(8,431)	(14,456)
Proceeds from sales of assets	—	1,324
Investment in joint venture	(700)	—
Net cash used in investing activities	(9,131)	(13,132)
Cash flows from financing activities:
Net borrowings under revolving credit facility	24,045	4,539
Repayment of long-term obligations	(2,117)	(180,000)
Borrowing of long-term obligations	—	217,408
Financing fees	(620)	(5,935)
Exercise of warrants	—	193
Other	323	(1,603)
Net cash provided by financing activities	21,631	34,602
Effect of exchange rate changes on cash and cash equivalents	(378)	79
Net increase (decrease) in cash and cash equivalents	1,167	(8,269)
Cash and cash equivalents at beginning of period	6,650	16,784
Cash and cash equivalents at end of period	$7,817	$8,515
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$22,278	$13,016
Income taxes	6,070	4,916

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands

1.                                      Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables.

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The combined results of operations of the Company for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.                                      Significant Accounting Policies

Revenue Recognition.  The Company sells a majority of its products through distributors with standard terms of sale of FOB shipping point or FOB destination.  The Company has certain consignment arrangements whereby revenue is recognized when products are used by the customer from consigned stock.  Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is determinable and collectibility is reasonably assured.

The Company sponsors a number of incentive programs to augment distributor sales efforts.  Included in the Company’s incentive programs are certain rebate programs and sales and market share growth incentive programs.  The costs associated with these sales programs are recorded as a reduction of revenue.

Terms of sale generally include 60-day payment terms and standard warranties for which reserves, based upon estimated warranty liabilities, have been recorded.  For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.

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

The Company’s trademarks are generally associated with its significant and well-established product brands, and cash flows associated with these products are expected to continue indefinitely.  The Company has placed no limit on the end of its trademarks’ useful lives.

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and are adjusted periodically based on current estimates of anticipated warranty costs.

The following table provides the activity in the warranty accrual for the nine months ended September 30, 2005 and 2004:

	Balance at			Balance at
	Beginning of			End of
Product warranty accrual:	Period	Provision	Payments	Period

Nine months ended September 30, 2005	$3,048	$1,899	$(2,109)	$2,838
Nine months ended September 30, 2004	4,005	1,733	(2,377)	3,361

Derivative Instruments. The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (“SFAS No. 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company does not use derivative instruments for trading or speculative purposes.

The Company designates and documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the hedge is effective.

Net Loss Per Share.  The calculation of net loss per share follows:

	Three Months Ended September 30,
	2005	2004
Numerator:
Net loss applicable to common shares	$(7,375)	$(8,473)

Denominator:
Weighted average shares-basic and diluted	13,314	13,314

Basic and diluted net loss per share:
Net loss applicable to common shares	$(0.55)	$(0.64)

	Nine Months Ended September 30,
	2005	2004
Numerator:
Net loss applicable to common shares	$(8,081)	$(14,791)

Denominator:
Weighted average shares-basic and diluted	13,314	13,307

Basic and diluted net loss per share:
Net loss applicable to common shares	$(0.61)	$(1.11)

The effects of certain options and warrants have not been considered in the determination of net loss per share for the three months and nine months ended September 30, 2005 and 2004, because the result would be antidilutive or out of the money.  Options and warrants not included in the calculation for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Stock Options	1,045,725	675,000	1,045,725	675,000
Class A Warrants	—	—	—	1,157,000
Class B Warrants	700,000	700,000	700,000	700,000
Class C Warrants	271,429	271,429	271,429	271,429

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

The following table illustrates the effect on loss per share if the fair value expense recognition requirements of SFAS No. 123 had been applied to all stock options granted under the plans for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Net loss, as reported	$(7,375)	$(8,473)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(441)	(222)
Pro forma net loss	$(7,816)	$(8,695)

Basic and diluted net loss per share:
As reported	$(0.55)	$(0.64)
Pro forma	$(0.59)	$(0.65)

	Nine Months Ended September 30,
	2005	2004
Net loss, as reported	$(8,081)	$(14,791)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,072)	(579)
Pro forma net loss	$(9,153)	$(15,370)

Basic and diluted net loss per share:
As reported	$(0.61)	$(1.11)
Pro forma	$(0.69)	$(1.16)

In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) to January 1, 2006.  Accordingly, the Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss per share in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.                                      Reclassifications

During the fourth quarter of 2004, the Company made several reclassifications.

Certain prior period amounts have been reclassified to conform to current period presentation.  The more significant categories of reclassifications are outlined below.

Rebates.  Rebate costs, which the Company had included in cost of goods sold, have been reclassified as a reduction in sales.  These reclassifications decreased both net sales and cost of goods sold approximately $3,577 and $9,582 for the three months and nine months ended September 30, 2004, respectively.

Brazilian Period Costs.  Certain period costs previously classified as amortization of intangibles by the Company’s Brazilian operations were reclassified as cost of goods sold.  These reclassifications increased cost of goods sold and decreased amortization of intangibles approximately $241 and $447 for the three months and nine months ended September 30, 2004, respectively.

Restructuring Costs.  Certain period costs previously classified as restructuring costs were reclassified to cost of goods sold. These reclassifications increased cost of goods sold and decreased restructuring costs approximately $669 and $1,421 for the three months and nine months ended September 30, 2004, respectively.

Warranty Costs.  Warranty costs incurred at one of the Company’s distribution operations were previously classified as other expenses. To conform to current presentation of other similar costs, these warranty costs were reclassified as cost of goods sold.  These reclassifications increased cost of goods sold and decreased other expenses approximately $54 and $254 for the three months and nine months ended September 30, 2004, respectively.

Shipping and Other Administrative Costs.  Certain shipping and other administrative costs incurred to manufacture the Company’s products previously classified as selling, general and administrative expenses have been reclassified to cost of goods sold.  These reclassifications increased cost of goods sold and decreased selling, general and administrative expenses approximately $3,127 and $9,879 for the three and nine months ended September 30, 2004, respectively.

These reclassifications had no effect on the Company’s financial position, cash flows or results of operations. The following table sets forth a summary of these reclassifications showing previously reported and adjusted amounts for the three months and nine months ended September 30, 2004, respectively:

	Three Months Ended
	September 30, 2004
	As Previously Reported	As Adjusted

Net Sales	$124,474	$120,897
Cost of goods sold	87,773	88,287
Selling, general and administrative expenses	30,434	27,307
Amortization of intangibles	1,010	769
Restructuring costs	4,794	4,125
Other income	32	80

	Nine Months Ended
	September 30, 2004
	As Previously Reported	As Adjusted

Net Sales	$370,377	$360,795
Cost of goods sold	254,332	256,751
Selling, general and administrative expenses	92,114	82,235
Amortization of intangibles	3,077	2,630
Restructuring costs	9,815	8,394
Other expense	1,007	715

4.                                      Comprehensive Loss

Comprehensive loss totaled $5,682 and $8,015 for the three months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005 and 2004, comprehensive loss was $13,420 and $16,510, respectively.

	Three Months Ended September 30,
	2005	2004
Net loss	$(7,375)	$(8,473)
Foreign currency translation	1,693	458
Comprehensive loss	$(5,682)	$(8,015)

	Nine Months Ended September 30,
	2005	2004
Net loss	$(8,081)	$(14,791)
Foreign currency translation	(5,339)	(1,719)
Comprehensive loss	$(13,420)	$(16,510)

5.                                      Inventories

The composition of inventories was as follows:

	September 30, 2005	December 31, 2004

Raw materials	$31,034	$25,311
Work-in-process	33,887	33,095
Finished goods	67,142	64,057
	132,063	122,463
LIFO reserve	(4,968)	(3,756)
	$127,095	$118,707

6.                                      Intangible Assets

The composition of intangibles was as follows:

	September 30, 2005	December 31, 2004

Goodwill	$207,978	$208,403
Patents and customer relationships	49,443	49,517
Trademarks	33,403	33,403
	290,824	291,323
Accumulated amortization	(8,854)	(6,306)
	$281,970	$285,017

Amortization expense amounted to $817 and $769 for the three months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005 and 2004, amortization expense was $2,548 and $2,630, respectively.  Estimated amortization expense for each of the next five fiscal years has not changed significantly from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Goodwill as of September 30, 2005 reflects the net effect of $425 for adjustments at June 30, 2005 and September 30, 2005, to record minority interests in certain foreign subsidiaries (see Note 16) and corrections to inter-company balances, respectively, that existed prior to the Company's application of fresh-start accounting upon its emergence from bankruptcy in May 2003.  The recording of the adjustment for the three and nine months ended September 30, 2005 resulted in a charge of $279, which has been recorded as other expense and, as of September 30, 2005 an increase to accumulated other comprehensive loss of $1,173.

7.                                      Debt and Capital Lease Obligations

The composition of long-term obligations was as follows:

	September 30, 2005	December 31, 2004

Working Capital Facility	$34,869	$10,824
Second-Lien Facility	20,000	20,000
Term A Loan	7,929	9,250
Senior Subordinated Notes	175,000	175,000
Capital Leases	17,669	19,160
Other	11,120	11,513
	$266,587	$245,747
Current maturities, working capital facility and second-lien facility	(65,061)	(42,079)
	$201,526	$203,668

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

Amended Credit Agreement

On November 22, 2004, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement that matures on November 22, 2009 added the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada as credit collateral parties, and changed the determination of the borrowing base from a cash flow-based formula to an asset-based formula.  Under the Amended Credit Agreement, the total loan commitment was increased from $70,000 to $91,300 (subject to the limitation described below), with a revolving loan commitment of $80,000 (the “Working Capital Facility”) and term loan commitments of $11,300 (subject to the limitation described below). The term loan commitments consist of a $9,250 Term A Loan and a maximum $2,050 Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia, which was not complete as of September 30, 2005.  Up to $25,000 of the Working Capital Facility is available for letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of the Company’s domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowings under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65%

of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Amended Credit Agreement and determined on a consolidated basis) and other customary provisions and requires the Second-Lien Facility, as described below, to be paid or refinanced 90 days prior to its maturity.  In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under the Company’s $20,000 Second-Lien Facility and guaranteed the Company’s $175,000 9 1/4% Senior Subordinated Notes.  Interest rates on the Amended Credit Agreement are, at the Company’s option, LIBOR (3.86% as of September 30, 2005) plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR (3.86% as of September 30, 2005) plus 2.50% or the prime rate plus 0.75% on the term loan facilities. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Principal payments on the term loan facilities are equal quarterly payments based on a seven year amortization schedule, with the remaining amount paid at maturity. Unused portions of the Working Capital Facility bear interest at the rate of 0.5% per annum.  The Amended Credit Agreement limits total borrowings under the facility to $75,000 until the Second-Lien Facility is paid or refinanced with long-term debt. The Amended Credit Agreement does under certain conditions allow for the use of the Working Capital Facility to repay the Second-Lien Facility.  As of September 30, 2005, the Company had outstanding borrowings of $34,869 and issued letters of credit totaling $11,471 under the Working Capital Facility.  The Company had availability of $16,153 under the Working Capital Facility at September 30, 2005. The Working Capital Facility terminates on November 22, 2009.  The Term A Loan requires equal quarterly principal payments of $330 per quarter, which began December 31, 2004 and continues through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009.  As of September 30, 2005, the Company did not have access to the Delayed Draw Term Loan.

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

On March 16, 2005 and March 30, 2005, the Company amended the Amended Credit Agreement to modify certain financial covenants and enable the Company to extend its Second-Lien Facility.  On July 27, 2005, August 8, 2005, October 5, 2005 and November 7, 2005, the Company further amended the Amended Credit Agreement to modify certain financial and non-financial covenants and enable the Company to extend and expand its $20,000 second-lien term loan facility.  The Company anticipates being in compliance with future covenants.

Second-Lien Facility

On July 29, 2004 the Company entered into a $20,000 second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004 the Company entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR (3.86% as of September 30, 2005) plus 6.00%, or an alternative base rate of the greater of (i) the Prime Rate or (ii) the federal funds rate plus one half of 1.00% plus 5.00%. The Second-Lien Facility restricts how much long-term debt the Company may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005 and March 30, 2005, the Second-Lien Facility was amended to modify a financial covenant and extend its maturity until April 30, 2006.  On August 8, 2005 and October 7, 2005, the Company amended the Second-Lien Facility to modify certain financial and non-financial covenants.

On November 7, 2005 the Company and certain of its subsidiaries further amended the Second-Lien Facility to increase the amount of borrowings from $20,000 to $30,000, extend the maturity of the facility from April 30, 2006 to November 7, 2008, and obtain a more attractive interest rate (the “$30m Facility”).  The $30m Facility accrues interest at the Company’s option, at LIBOR (3.86% as of September 30, 2005) plus 4.50%, or an alternative base rate of the greater of (i) the Prime Rate or (ii) the federal funds rate plus one half of 1.00% plus 3.50%.  Immediate use of proceeds will be to reduce borrowings under the Company’s Working Capital Facility.

8.                                      Derivative Instrument

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. Under the terms of the interest rate swap contract, which has a notional amount of $50,000, the Company receives interest at a fixed rate of 9¼% and pays interest at a variable rate equal to LIBOR (3.86% as of September 30, 2005) plus a spread of 442 basis points. The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR rate for each semi-annual reset date is determined in arrears.

The Company has designated the interest rate swap as a fair value hedge of its fixed rate debt. The terms of the interest rate swap contract and hedged item meet the criteria to be measured using the short-cut method defined in SFAS No. 133 and therefore perfect effectiveness is assumed over the term of the swap.

In accordance with SFAS No. 133, as of September 30, 2005, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. This fair value adjustment of $941 was recorded as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.  For the three months and nine months ended September 30, 2005, the Company realized a reduction in its expense as a result of the interest rate swap of $15 and $269, respectively.

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

The Class C Warrants were issued to the former majority equity holders of the Company. The former equity holders received no other significant disbursements or consideration upon emergence from Chapter 11. These warrants have been treated as an exchange of old equity securities for new equity securities in connection with recording the reorganization entries and establishing the opening fresh-start balance sheet.  As of the opening fresh-start balance sheet date, the fair value of the Class A, Class B and Class C Warrants was $2,500, $1,500 and $0, respectively.  The fair value of the warrants was estimated using the Black Scholes option pricing method with the following significant assumptions:

Risk-free rate of return	5.0%
Volatility	35.0%
Shares issued on the effective date	13,300,000
New Common Stock midpoint value	$13.85 per share

During the nine months ended September 30, 2004, 13,973 Class A Warrants were exercised, the proceeds of which were $193.  The remaining Class A warrants expired on May 23, 2004.  There were no Class B Warrants or Class C Warrants exercised during the three months and nine months ended September 30, 2005 and 2004.

10.                               Stock Options

The 2004 Non-Employee Directors Stock Option Plan (the “Directors Plan”) was adopted effective March 8,  2004 for the Company’s non-employee directors. Up to 200,000 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Directors Plan.

The 2004 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted effective March 8, 2004 for the Company’s employees. Up to 1,477,778 shares of the Company’s common stock may be issued pursuant to awards granted by the Compensation Committee under the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, (ii) non-statutory stock options, (iii) stock appreciation rights (“SARs”), (iv) restricted stock, and (v) stock units.  Restricted stock awards and stock units may, as determined by the compensation committee in its discretion, constitute performance-based awards.

As of September 30, 2005, 1,045,725 options for shares were issued and outstanding under the Directors Plan, the Stock Incentive Plan and other specific agreements.

11.                               Income Taxes

The Company’s tax provision relates primarily to its foreign subsidiaries.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

The Company anticipates having an ordinary loss in the U.S. for the current fiscal year for which no tax benefit can be recognized.  In the third quarter of 2005, the Company therefore excluded losses in the U.S. from the calculation of its estimated annual effective rate and the calculation of its tax provision for the nine months ended September 30, 2005.  For the six months ended June 30, 2005, the Company recorded a $4,260 tax benefit on losses incurred in the U.S.  This $4,260 tax benefit was reversed in the third quarter of 2005 as the Company excluded losses in the U.S. from its estimated annual effective tax rate calculation.

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

The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed. Pension benefits are actuarially determined and are funded through mandatory participant contributions and the Company’s actuarially determined contributions.  The prepaid benefit cost is not included in the table below or in the balance sheets, as the Company has no legal right to amounts included in this fund. In addition, upon dissolution of the Fund, any excess funds are required to be allocated to the participants as determined by the actuary. Accordingly, the Company accounts for this fund as a defined contribution plan. The actuarial assumptions used to determine the Company’s contribution, the funded status, and the retirement benefits are consistent with previous years.

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

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	285	286	1,140	858
Expected return on plan assets	(302)	(273)	(1,191)	(807)
Recognized loss	—	—	—	—
Net periodic benefit cost	$(17)	$13	$(51)	$51

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of the net periodic benefit cost:
Service Cost	$308	$283	$924	$876
Interest Cost	348	232	1,044	950
Expected return on plan assets	—	—	—	—
Recognized loss	10	—	32	—
Net periodic benefit cost	$666	$515	$2,000	$1,826

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,172 to its Retirement Plan in 2005. As of September 30, 2005, $907 has been contributed.  The Company presently anticipates contributing an additional $265 to fund its Retirement Plan in 2005.

Stock Purchase Plan.  The Company adopted an employee stock purchase plan effective during the third quarter of 2005 that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at 92.5% of the market price at the end of the quarter.  Because the employee stock purchase plan was effective July 1, 2005, no shares were purchased under this plan in the quarter ended September 30, 2005; however, the initial purchase occurred early in the fourth quarter.

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

Summarized financial information concerning the Company’s geographic regions is shown in the following table:

	Nine Months Ended September 30,
	2005	2004
Net Sales
United States	$221,174	$211,831
Europe	51,822	46,235
Australia / Asia	57,476	52,081
All other international	61,909	50,648
	$392,381	$360,795

	September 30,	December 31,
	2005	2004
Identifiable tangible assets
United States	$30,294	$35,915
Europe	12,005	14,472
Australia / Asia	9,463	10,769
All other international	16,079	13,025
Corporate	11,401	12,366
	$79,242	$86,547

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company’s key product lines:

	Nine Months Ended September 30,
	2005	2004

Gas apparatus	$135,105	$131,539
Arc welding equipment	70,544	59,981
Arc welding consumables	125,894	111,048
Plasma and automated cutting equipment	55,183	54,474
All other	5,655	3,753
	$392,381	$360,795

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,588	$3,229	$—	$7,817
Accounts receivable, net	—	67,876	36,905	—	104,781
Inventories	—	87,473	39,622	—	127,095
Prepaid expenses and other	—	6,903	3,090	—	9,993
Current deferred tax assets	—	2,690	—	—	2,690
Total current assets	—	169,530	82,846	—	252,376
Property, plant and equipment, net	—	42,436	29,297	—	71,733
Goodwill	—	207,978	—	—	207,978
Intangibles, net	—	61,604	12,388	—	73,992
Other assets	4,176	2,920	413	—	7,509
Investment in and advances to subsidiaries	172,011	—	—	(172,011)	—
Total assets	$176,187	$484,468	$124,944	$(172,011)	$613,588

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$29,434	$16,795	$—	$46,229
Accrued and other liabilities	—	31,022	5,887	—	36,909
Accrued interest	2,689	196	—	—	2,885
Income taxes payable	—	(1,021)	2,510	—	1,489
Working capital and second-lien facility	—	54,869	—	—	54,869
Current maturities of long-term obligations	—	2,353	7,839	—	10,192
Total current liabilities	2,689	116,853	33,031	—	152,573
Long-term obligations, less current maturities	174,059	21,090	6,377	—	201,526
Deferred tax liabilities	—	70,222	—	—	70,222
Other long-term liabilities	941	40,143	5,967	—	47,051
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (accumulated deficit)	(49,609)	(324)	(14,929)	15,253	(49,609)
Accumulated other comprehensive income (loss)	8,232	(4,749)	11,714	(6,965)	8,232
Total shareholders’ equity (deficit)	142,216	(5,073)	(3,215)	8,288	142,216
Net equity and advances to / from subsidiaries	(143,718)	241,233	82,784	(180,299)	—

Total liabilities and shareholders’ equity (deficit)	$176,187	$484,468	$124,944	$(172,011)	$613,588

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$122,685	$33,101	$(24,518)	$131,268
Cost of goods sold	—	91,444	26,697	(24,422)	93,719
Gross Margin	—	31,241	6,404	(96)	37,549

Selling, general and administrative expenses	—	22,983	6,726	—	29,709
Amortization of intangibles	—	788	29	—	817
Net periodic postretirement benefits	—	666	—	—	666
Loss on disposal of assets	—	700	—	—	700
Restructuring costs	—	—	—	—	—
Operating income (loss)	—	6,104	(351)	(96)	5,657
Other income (expense):
Interest, net	(4,032)	(1,792)	(591)	—	(6,415)
Amortization of deferred financing costs	(125)	(202)	—	—	(327)
Equity in net income (loss) of subsidiaries	(3,339)	—	—	3,339	—
Other, net	121	(922)	272	—	(529)
Minority interest	—	(207)	—	—	(207)
Income (loss) before income tax provision	(7,375)	2,981	(670)	3,243	(1,821)
Income tax provision	—	4,761	793	—	5,554
Net income (loss)	$(7,375)	$(1,780)	$(1,463)	$3,243	$(7,375)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$115,755	$29,041	$(23,899)	$120,897
Cost of goods sold	—	88,620	23,661	(23,994)	88,287
Gross Margin	—	27,135	5,380	95	32,610

Selling, general and administrative expenses	—	23,225	4,082	—	27,307
Amortization of intangibles	—	769	—	—	769
Net periodic postretirement benefits	—	515	—	—	515
Gain on disposal of assets	—	(6)	—	—	(6)
Restructuring costs	—	4,125	—	—	4,125
Operating income (loss)	—	(1,493)	1,298	95	(100)
Other income (expense):
Interest, net	(3,845)	(1,500)	(407)	—	(5,752)
Amortization of deferred financing costs	(114)	(261)	—	—	(375)
Equity in net income (loss) of subsidiaries	(4,514)	—	—	4,514	—
Other, net	—	(122)	202	—	80
Income (loss) before income tax provision	(8,473)	(3,376)	1,093	4,609	(6,147)
Income tax provision	—	938	1,388	—	2,326
Net income (loss)	$(8,473)	$(4,314)	$(295)	$4,609	$(8,473)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$357,842	$100,947	$(66,408)	$392,381
Cost of goods sold	—	267,130	82,169	(66,221)	283,078
Gross Margin	—	90,712	18,778	(187)	109,303

Selling, general and administrative expenses	—	67,580	18,585	—	86,165
Amortization of intangibles	—	2,358	190	—	2,548
Net periodic postretirement benefits	—	2,000	—	—	2,000
Loss on disposal of assets	—	934	—	—	934
Restructuring costs	—	—	—	—	—
Operating income (loss)	—	17,840	3	(187)	17,656
Other income (expense):
Interest, net	(11,737)	(4,877)	(1,420)	—	(18,034)
Amortization of deferred financing costs	(375)	(766)	—	—	(1,141)
Equity in net income (loss) of subsidiaries	3,836	—	—	(3,836)	—
Other, net	195	1,375	(3,116)	—	(1,546)
Minority interest	—	(862)	—	—	(862)
Income (loss) before income tax provision	(8,081)	12,710	(4,533)	(4,023)	(3,927)
Income tax provision (benefit)	—	1,978	2,176	—	4,154
Net income (loss)	$(8,081)	$10,732	$(6,709)	$(4,023)	$(8,081)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$343,755	$84,525	$(67,485)	$360,795
Cost of goods sold	—	255,641	68,444	(67,326)	256,759
Gross Margin	—	88,114	16,081	(159)	104,036

Selling, general and administrative expenses	—	68,091	14,136	—	82,227
Amortization of intangibles	—	2,568	62	—	2,630
Net periodic postretirement benefits	—	1,826	—	—	1,826
Loss on disposal of assets	—	38	—	—	38
Restructuring costs	—	8,394	—	—	8,394
Operating income (loss)	—	7,197	1,883	(159)	8,921
Other income (expense):
Interest, net	(10,983)	(3,715)	(990)	—	(15,688)
Amortization of deferred financing costs	(302)	(604)	—	—	(906)
Equity in net income (loss) of subsidiaries	(3,506)	—	—	3,506	—
Other, net	—	(346)	(369)	—	(715)
Income (loss) before income tax provision	(14,791)	2,532	524	3,347	(8,388)
Income tax provision	—	3,408	2,995	—	6,403
Net income (loss)	$(14,791)	$(876)	$(2,471)	$3,347	$(14,791)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(11,504)	$11,103	$(6,532)	$(4,022)	$(10,955)
Cash flows from investing activities:
Capital expenditures	—	(4,194)	(4,237)	—	(8,431)
Investment in joint venture	—	(700)	—	—	(700)
Net cash used in investing activities	—	(4,894)	(4,237)	—	(9,131)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	23,077	968	—	24,045
Net (repayments) borrowings of long-term obligations	—	(1,321)	(796)	—	(2,117)
Changes in net equity and advances to / from subsidiaries	11,504	(27,766)	12,240	4,022	—
Financing fees and other	—	(890)	593	—	(297)
Net cash provided (used in) financing activities	11,504	(6,900)	13,005	4,022	21,631
Effect of exchange rate changes on cash and cash equivalents	—	(279)	(99)	—	(378)
Net increase (decrease) in cash and cash equivalents	—	(970)	2,137	—	1,167
Cash and cash equivalents at beginning of period	—	5,558	1,092	—	6,650
Cash and cash equivalents at end of period	$—	$4,588	$3,229	$—	$7,817

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(14,489)	$(15,952)	$(2,724)	$3,347	$(29,818)
Cash flows from investing activities:
Capital expenditures	—	(12,098)	(2,358)	—	(14,456)
Proceeds from sales of assets			1,324		1,324
Net cash used in investing activities	—	(12,098)	(1,034)	—	(13,132)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	4,539	—	—	4,539
Net (repayments) borrowings of long-term obligations	(5,000)	39,797	2,611	—	37,408
Changes in net equity and advances to / from subsidiaries	19,489	(11,621)	(4,521)	(3,347)	—
Financing fees and other	—	(11,518)	4,173	—	(7,345)
Net cash provided (used in) financing activities	14,489	21,197	2,263	(3,347)	34,602
Effect of exchange rate changes on cash and cash equivalents	—	1,219	(1,140)	—	79
Net increase (decrease) in cash and cash equivalents	—	(5,634)	(2,635)	—	(8,269)
Cash and cash equivalents at beginning of period	—	609	16,175	—	16,784
Cash and cash equivalents at end of period	$—	$(5,025)	$13,540	$—	$8,515

15.          Restructuring Costs

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities.  These activities were completed in the first quarter of 2005, and the remaining payments will be made in the balance of the year.

The following table provides the activity in the restructuring accrual during the nine months ended September 30, 2005:

	Nine months ended September 30, 2005
	December 31,			September 30,
	2004	Provision	Payments	2005
Restructuring accrual:

Plant Consolidation - Employee Severance and Incentive Bonuses	$214	$—	$(214)	$—
Domestic Workforce Reorganization - Employee Severance	1,093	—	(1,093)	—
	$1,307	$—	$(1,307)	$—

16.          Minority Interests

Minority shareholders hold 10% of certain of the Company’s South African and Italian subsidiaries not accounted for prior to the second quarter of 2005. For the three months and nine months ended September 30, 2005, the Company has recorded as minority interest expense approximately $207, and $862, respectively, including $505 for the nine months ended September 30, 2005 related to the prior years’ minority interest in earnings since the Company’s emergence from bankruptcy in May 2003. Total minority interest obligations as of September 30, 2005, of approximately $2,057 have been recorded as a component of other long-term liabilities and approximately $1,027 was recorded as goodwill for the portion of minority interest that existed prior to the Company’s emergence from bankruptcy. Management determined that, while these adjustments primarily related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.

The shareholder agreements for certain South African and Italian subsidiaries include provisions that allow the minority shareholders to put their ownership in the entities back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interests.  The exercise period for the put and call options associated with the minority interests in the South African subsidiaries is indefinite, while the put and call option for the minority interest in the Italian subsidiary expires on December 31, 2010.  The purchase price of the options is determined based on a specific formula outlined in the respective shareholder agreements.  As of September 30, 2005, the maximum payment to satisfy the put options is $3,552 based on the formula.

17.          Contingencies

At September 30, 2005, the Company was a co-defendant in 1,169 cases alleging manganese-induced illness, which is a net increase of 215 cases from June 30, 2005. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese-induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases and class actions have been filed. At September 30, 2005, 197 cases were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”).

Since January 1, 2003, the Company has been a co-defendant in 31 other similar cases that have been dismissed.

Plaintiffs have filed class actions seeking medical monitoring in five state courts, three of which have been removed to the MDL Court.

In fewer than ten of the cases have plaintiffs produced medical information showing claimed injuries.  In only about 11% of these cases has the plaintiff identified the Company as a manufacturer of the products the plaintiff used.  As such, there is inadequate information available to estimate the possible liability to the Company and therefore none has been recorded as of September 30, 2005.

The Company has notified its insurance carriers of these claims.  The Company anticipates its insurers to respond to and defend these claims.

The Company is party to certain environmental matters and has been named as a potentially responsible party (“PRP”) in certain of these matters, although no related claims have been filed.  Any losses recognized as of September 30, 2005 and expected losses are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

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

Forward-looking Statements

The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements.  Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time-to-time with the Securities and Exchange Commission (“SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

Factors That Could Affect Future Results

Factors that could affect future results also include a potential risk related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 Rules”).  Beginning on December 31, 2004, our system of internal control over financial reporting must comply with the requirements of Section 404 Rules. We completed a comprehensive effort to document and test our internal controls over financial reporting to confirm that such controls are designed appropriately and operating effectively for the year ending December 31, 2004. For our report on internal control over financial reporting, see Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Until we have fully remediated the material weaknesses in our internal control over financial reporting summarized in our report, investor confidence in our internal control over financial reporting could be damaged and cause our stock or publicly traded bond price to decline.

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net sales for the three months ended September 30, 2005 were $131.3 million, which was an 8.6% increase over net sales of $120.9 million for the same three months in 2004.  Domestic sales were $65.0 million for the third quarter of 2005, compared to $62.1 million for the same period last year, which is an increase of 4.7%.  International sales were $66.3 million for the three months ended September 30, 2005, compared to $58.8 million for the third quarter of 2004, or an increase of 12.8%.  A weaker U.S. dollar was a contributing factor to the international sales increase for the quarter.  Excluding the impact of favorable currency translation, international sales and total company net sales increased 8.7% and 6.6%, respectively, compared to the third quarter of 2004. The increase in international sales was attributable mainly to solid growth in Asia-Pacific, Canada and South Africa.

Gross margin for the third quarter of 2005 was $37.5 million, or 28.6% of sales, compared to $32.6 million, or 27.0% of sales, for the same period in 2004, which is an increase of 15.1%.  In comparing these periods, favorable pricing and volume, including new product introductions, contributed $3.5 million, cost reduction initiatives contributed $3.7 million, and more favorable efficiencies primarily in our Denton operations contributed $3.0 million. These contributions were offset primarily by $3.8 million of higher inflation principally related to material cost, $0.3 million of non-cash LIFO inventory adjustments, $0.2 million related to our Brazilian operation, channel mix and $1.0 million of all other items.

Selling, general and administrative expenses were $29.7 million for the three months ended September 30, 2005, as compared to $27.3 million for the same three months in 2004.  As a percentage of sales, selling, general and administrative expenses were 22.6% for the quarters ended September 30, 2005 and September 30, 2004.  Included in the third quarter of 2005 are $0.5 million of unfavorable currency translation, $0.4 million related to the ramp up of our China wholly owned foreign enterprise, $0.6 million associated with additional audit and Sarbanes-Oxley work, and $0.2 million associated with evaluating strategic alternatives for certain of our operations.

During the three months ended September 30, 2004, we incurred restructuring costs of $4.1 million related to the relocation and consolidation of certain U.S. manufacturing facilities.  We did not incur any restructuring costs during the three months ended September 30, 2005.

Interest expense for the third quarter of 2005 was $6.4 million, which compares to $5.8 million for the third quarter of 2004.  The difference results primarily from an increase in our average interest rate on our LIBOR (3.86% and 1.84% as of September 30, 2005 and 2004, respectively) based floating rate debt as well as an increase in our debt obligations.

Minority interest expense was $0.2 million for the three months ended September 30, 2005 as compared to $0 for the same three months in 2004.  The increase is a result of recording the minority interest shareholder portion of earnings at certain of our South African and Italian subsidiaries.

An income tax provision of $5.6 million was recorded on a pretax loss of $1.8 million for the three months ended September 30, 2005.  An income tax provision of $2.3 million was recorded on a pretax loss of $6.1 million for the three months ended September 30, 2004.  The Company’s tax provision relates primarily to its foreign subsidiaries.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

The Company anticipates having an ordinary loss in the U.S. for the current fiscal year for which no tax benefit can be recognized.  In the third quarter of 2005, the Company therefore excluded losses in the U.S. from the calculation of its estimated annual effective rate and the calculation of its tax provision for the nine months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net sales for the nine months ended September 30, 2005 were $392.4 million, which was an 8.8% increase over net sales of $360.8 million for the same nine months in 2004.  Domestic sales were $197.2 million for the nine months ended September 30, 2005, compared to $192.9 million for the same period last year, which is an increase of 2.2%.  International sales were $195.2 million for the nine months ended September 30, 2005 compared to $167.9 million for the first nine months of 2004, or an increase of 16.3%.  A weaker U.S. dollar was a contributing factor to the sales increase for the nine months ended September 30, 2005.  Excluding the impact of favorable currency translation, international sales and total company net sales increased 10.9% and 6.3%, respectively, compared to the first nine months of 2004. The increase in international sales was attributable mainly to solid growth in Asia-Pacific, Canada and South Africa.

Gross margin for the nine months ended September 30, 2005 was $109.3 million, or 27.9% of sales, compared to $104.0 million, or 28.8% of sales, for the same period in 2004.  In comparing these periods, favorable pricing and volume, including new product introductions, contributed $13.8 million and cost reduction initiatives contributed $10.0 million. These contributions were more than offset by $12.0 million of higher inflation principally related to material cost, $2.2 million of non-

cash inventory adjustments (primarily LIFO), $2.1 million of inefficiencies incurred related to expedite charges in the second quarter, competitive market conditions and delivery issues, partially offset by improved efficiencies in the third quarter, $0.9 million related to results at our Brazilian operation, $0.2 million of higher depreciation, and all other items netting unfavorably to $1.1 million.

Selling, general and administrative expenses were $86.2 million for the nine months ended September 30, 2005, a 4.8% increase over $82.2 million for the same nine months in 2004.  As a percentage of sales, selling, general and administrative expenses were 22.0% for the nine-month period ended September 30, 2005, versus 22.8% for the nine-month period in 2004.  Included in the nine months of 2005 are $1.6 million of unfavorable currency translation, $0.6 million related to the ramp up of our China wholly owned foreign enterprise, $0.7 million of severance related to changes in senior management, and $1.0 million associated with additional audit and Sarbanes-Oxley work.

During the nine months ended September 30, 2005 and 2004, we incurred restructuring costs of $0.0 million and $8.4 million, respectively, related to finalizing the relocation and consolidation of certain U.S. manufacturing facilities.

Interest expense for the nine months ended September 30, 2005 was $18.0 million, which compares to $15.7 million for the same nine-month period of 2004.  The difference results primarily from an overall increase in debt obligations, as well as an increase in our average interest rate.

Minority interest expense was $0.9 million for the nine months ended September 30, 2005 as compared to $0 for the same period in 2004.  The increase is a result of recording the minority interest shareholder portion of earnings at certain of our South African and Italian subsidiaries, of which $0.5 million is related to prior periods.

An income tax provision of $4.2 million was recorded on a pretax loss of $3.9 million for the nine months ended September 30, 2005.  An income tax provision of $6.4 million was recorded on a pretax loss of $8.4 million for the nine months ended September 30, 2004.  The Company’s tax provision relates primarily to its foreign subsidiaries.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

The Company anticipates having an ordinary loss in the U.S. for the current fiscal year for which no tax benefit can be recognized.  In the third quarter of 2005, the Company therefore excluded losses in the U.S. from the calculation of its estimated annual effective rate and the calculation of its tax provision for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities used $11.0 million of cash during the first nine months of 2005, compared to $29.8 million of cash used during the same time period in 2004. Operating assets and liabilities used $24.9 million of cash during the nine months ended September 30, 2005, compared to $35.8 million of cash used in the same period last year.

•                  Accounts receivable used $15.1 million during the nine months ended September 30, 2005, compared to $5.3 million used during the same period in 2004.  The increase in accounts receivable during the nine months ended September 30, 2005 results primarily from higher sales.

•                  Inventory used $10.7 million of cash through the first nine months of 2005, as compared to a $28.8 million use of cash in the same nine-month period last year.  Inventory used less cash in 2005 as a result of an increase in safety stock levels during the first nine months of 2004 at two of our U.S. production facilities that were in the process of consolidating, and a temporary increase in stock levels as part of an initiative to improve fill-rates.

•                  Accounts payable provided $8.3 million of cash in the first nine months of 2005, which compares to cash provided of $1.8 million in the first nine months of 2004.  The increase in payables results in part from efforts to obtain more favorable payment terms from vendors.

•                  Accrued liabilities provided $1.0 million of cash in the first nine months of 2005 compared to $3.9 million of cash used in the first nine months of 2004.  Cash used by accruals in the first nine months of 2005 included $1.2 million of payments made to our unsecured creditors under the terms of our plan of reorganization, compared to $3.5 million of payments made in the same period last year.

•                  Accrued interest used $4.2 million of cash in the nine months ended September 30, 2005, compared to cash provided of $2.7 million in the nine months ended September 30, 2004.  The decrease relates primarily to the timing of interest payments in connection with our Senior Subordinated Notes.

Cash used for capital expenditures was $8.4 million during the nine months ended September 30, 2005, compared to $14.5 million in the same period in 2004.

Financing activities provided $21.6 million of cash during the first nine months of 2005 compared to cash provided of $34.6 million during the same period in 2004.  Net borrowings were $21.9 million for the nine months ended September 30, 2005 compared to $41.9 million for the same period in 2004. The current year borrowings were used primarily to fund working capital requirements and to fund the semi-annual interest payments on the Senior Subordinated Notes made in February and August totaling approximately $16.2 million.

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

Senior Subordinated Notes

On February 5, 2004, we completed a private placement of $175.0 million in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014. The net proceeds from the offering, together with approximately $20.0 million of borrowings under a term loan (the “Term Loan”) added through an amendment and restatement to our GECC credit agreement (the “Amended Credit Agreement”), were used to repay all outstanding borrowings under the $180.0 million Senior Term Note Facility and to reduce amounts outstanding under our revolving credit facility. In May 2004, for the purpose of an exchange offer, we registered notes with terms identical to the Senior Subordinated Notes under the Securities Act of 1933.  We completed the exchange offer in the second quarter of 2004 and more than 99% of the original notes were exchanged for the registered notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest will accrue at the rate of 9 1/4% per annum and is payable semiannually in arrears on February 1 and August 1.

Amended Credit Agreement

On November 22, 2004, we entered into the Amended Credit Agreement. The Amended Credit Agreement, which matures on November 22, 2009, added our foreign subsidiaries in Australia, the United Kingdom and Canada as credit collateral parties, and changed the determination of the borrowing base from a cash flow-based formula to an asset-based formula.  Under the Amended Credit Agreement, the total loan commitment was increased from $70.0 million to $91.3 million (subject to the limitation described below), with a revolving loan commitment of $80.0 million (the “Working Capital Facility”) and term loan commitments of $11.3 million (subject to the limitation described below). The term loan commitments consist of a $9.3 million Term A Loan and a maximum $2.0 million Delayed Draw Term Loan dependent upon the final evaluation of certain real property located in Australia, which was not complete as of September 30, 2005. Up to $25.0 million of the Working Capital Facility is available for letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of our domestic subsidiaries and our foreign subsidiaries in Australia, the United Kingdom and Canada, including a pledge of the capital stock of substantially all of our subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Borrowings under the revolving loan commitment may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Amended Credit Agreement contains financial covenants, including minimum levels of EBITDA (as defined in the Amended Credit Agreement and determined on a consolidated basis) and other customary provisions and requires the Second-Lien Facility to be paid or refinanced 90 days prior to its maturity.  In connection with the Amended Credit Agreement, our foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under our $20.0 million Second-Lien Facility and guaranteed our $175.0 million 9 1/4% Senior Subordinated Notes.  Interest rates on the Amended Credit Agreement are, at our option, LIBOR (3.86% as of September 30, 2005) plus 2.25% or the prime rate plus 0.5% on the revolving facility, and LIBOR (3.86% as of September 30, 2005) plus 2.50% or the prime rate plus 0.75% on the term loan facility. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Principal payments on the term loan facilities are equal quarterly payments based on a seven year amortization schedule, with the remaining amount paid at maturity. Unused portions of the Working Capital Facility bear interest at the rate of 0.5% per annum.  The Amended Credit Agreement limits total borrowings under the facility to $75.0 million until the Second-Lien Facility is paid or refinanced with long-term debt. The Amended Credit Agreement does under certain conditions allow for the use of the Working Capital Facility to repay the Second-Lien Facility.  As of September 30, 2005, we had outstanding borrowings of $34.9 million and issued letters of credit totaling $11.5 million under the Working Capital Facility.  We had availability of $16.2 million under the Working Capital Facility at September 30, 2005. The Working Capital Facility terminates on November 22, 2009.  The Term A Loan requires equal quarterly principal payments of $0.3 million per quarter, which began December 31, 2004 and continues through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009.  As of September 30, 2005, we did not have access to the Delayed Term Loan.

On March 16, 2005 and March 30, 2005, we amended the Amended Credit Agreement to modify certain financial covenants and enable us to extend our Second-Lien Facility.  On July 27, 2005, August 8, 2005, October 5, 2005 and November 7, 2005 we further amended the Amended Credit Agreement to modify certain financial and non-financial covenants, and to enable us to expand our $20.0 million Second-Lien Facility.

Second-Lien Facility

On July 29, 2004 we entered into a new $20.0 million second-lien term loan facility (the “Second-Lien Facility”). Borrowings under the facility were used to repay a portion of the amount outstanding under the Working Capital Facility. On November 5, 2004, we entered into an amendment to the Second-Lien Facility to extend its maturity to July 22, 2005 and modified a financial covenant.  The Second-Lien Facility is secured by a second lien on substantially all of our assets. The Second-Lien Facility accrues interest at our option, at LIBOR plus 6.00%, or an alternative base rate of the greater of (i) the Prime Rate or (ii) the federal funds rate plus one half of 1.00% plus 5.00%. The Second-Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005 and March 30, 2005, the Second-Lien Facility was amended to modify a financial covenant and extend its maturity until April 30, 2006.  On August 8, 2005 and October 7, 2005,  we amended the Second-Lien Facility to modify certain financial and non-financial covenants.

On November 7, 2005 we and certain of our subsidiaries further amended the Second-Lien Facility to increase the amount of borrowings from $20.0 million to $30.0 million, extend the maturity of the facility from April 30, 2006 to November 7, 2008, and obtain a more attractive interest rate (the “$30m Facility”).  The $30m Facility accrues interest at our option, at LIBOR plus 4.50%, or an alternative base rate of the greater of (i) the Prime Rate or (ii) the federal funds rate plus one half of 1.00% plus 3.50%.  Immediate use of proceeds will be to reduce borrowings under our Working Capital Facility.

Minority Interests

We have minority shareholders that hold 10% interests of certain of our South African and Italian subsidiaries not accounted for prior to the second quarter of 2005. For the three months and nine months ended September 30, 2005, we have recorded as minority interest expense approximately $0.2 million, and $0.9 million, respectively, including $0.5 million for the nine months ended September 30, 2005 related to the prior years’ minority interest in earnings since our emergence from bankruptcy in May 2003. Total minority interest obligations as of September 30, 2005, of approximately $2.1 million have been recorded as a component of other long-term liabilities and approximately $1.0 million recorded as goodwill for the portion of the minority interest that existed prior to our emergence from bankruptcy. Management determined that, while these adjustments primarily related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.

The shareholder agreements for certain South African and Italian subsidiaries include provisions that allow the minority shareholders to put their ownership in the entities back to us or, conversely, provide us a call option to purchase the outstanding minority interests.  The exercise period for the put and call options associated with the minority interest in the South African subsidiaries is indefinite, while the put and call option for the minority interests in the Italian subsidiary expires on December 31, 2010.  The purchase price of the options is determined based on a specific formula outlined in the respective shareholder agreements.  As of September 30, 2005, the maximum payment to satisfy the put options is $3.6 million.

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

In order to manage interest costs, we entered into an interest rate swap arrangement on February 24, 2004 to convert $50.0 million of the Senior Subordinated Notes into variable rate debt.  We pay interest on the swap at LIBOR (3.86% as of September 30, 2005) plus a spread of 442 basis points.  Interest rate risk management agreements are not held or issued for speculative or trading purposes.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

As of December 31, 2004 and September 30, 2005, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded those controls and procedures were not effective because of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the additional material weakness identified as of September 30, 2005, herein described.  As of September 30, 2005, we identified a control deficiency relating to the reconciliation of inter-company account balances, which represented a material weakness.  The control deficiency results from inadequate procedures to reconcile the inter-company account balances and analyze unmatched items.  During the third quarter of 2005, the Company performed a review of the inter-company account balances and adjusted these balances to represent the appropriate levels of inter-company payables and receivables.  In doing so, it was determined that certain items pertained to periods prior to our application of fresh-start accounting upon our emergence from bankruptcy.  As such, this material weakness resulted in adjustments during the third quarter of 2005 to inter-company balances, goodwill, accumulated other comprehensive loss and other expense.  The effect on previously issued financial information was determined to be immaterial.  The identified material weaknesses, while currently being remediated by management, will remain as such until adequately tested by management and our independent registered public accounting firm.  We anticipate the testing, which began during the third quarter of 2005, will be completed with the 2005 Annual Audit.

To ensure that our condensed consolidated financial statements for the nine-month period ended September 30, 2005 are fairly presented and were prepared in accordance with U.S. generally accepted accounting principles, we conducted in-depth analyses of all our key operations, and obtained quarterly questionnaires from all of our functional business units and reporting locations, which requested information on significant transactions, contracts and commitments, business trends, changes in internal controls and other items that should be considered for disclosure in our financial statements.  In addition, as more fully described below, new processes and procedures were implemented during the first nine months to address our material weaknesses in internal control over financial reporting.  Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, as of September 30, 2005, we identified a material weakness in our internal control over inter-company account reconciliations.  In order to remediate our ineffective control relating to the reconciliation of inter-company balances we have began to initiate an extensive, thorough, monthly reconciliation process among all business units.  Effective with the next period close we will initiate additional oversight and monitoring controls that include on-site reviews and monthly reviews by senior financial management.

As discussed above, as of December 31, 2004, we identified material weaknesses in our internal control over financial reporting.  We are currently addressing these material weaknesses as described below and expect to have them remediated by the end of 2005.

In order to remediate our ineffective controls relating to the oversight and monitoring of our smaller international locations, we are in the early stages of implementing a more extensive internal audit program for 2005 that we have initiated in both our South Africa and Brazil operations. We have also performed our third quarterly series of off-site reviews to better identify significant variances, non-recurring transactions, significant business trends and other items of importance that could require disclosure in our financial statements or impact the reported financial condition and results of operations.

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

To address our material weakness for insufficient controls relating to the timely review and capitalization of inventory variances for interim reporting, during the first quarter of 2005, we began the process of analyzing our inventory variances on a monthly basis to determine the need for capitalization.

Regarding our insufficient controls relating to the determination and reporting of the provision for income taxes and related deferred income tax balances, we have begun performing a more comprehensive analysis of components of the income tax provision of certain foreign subsidiaries on a quarterly basis. This will include the quarterly off-site and periodic on-site reviews referred to above. Additionally, a more formal process is being established to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.  Finally, we have also engaged the services of PricewaterhouseCoopers LLP to assist in reviewing our quarterly income tax provisions, as well as provide tax planning and consultative support.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

At September 30, 2005, the Company was a co-defendant in 1,169 cases alleging manganese-induced illness, which is a net increase of 215 claims from June 30, 2005. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese-induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases and class actions have been filed. At September 30, 2005, 197 cases were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”).

Since January 1, 2003, the Company has been a co-defendant in 31 other similar cases that have been dismissed.

Plaintiffs have filed class actions seeking medical monitoring in five state courts, three of which have been removed to the MDL Court.

In less than ten of the cases have plaintiffs produced medical information showing claimed injuries.  In addition, only about 11% of these cases has the plaintiff identified the Company as a manufacturer of the products the plaintiff used.  As such, there is inadequate information available to estimate the possible liability and therefore none has been recorded as of September 30, 2005.

The Company has notified its insurance carriers of these claims.  The Company anticipates its insurers to respond to and defend these claims.

The Company is party to certain environmental matters and has been named as a potentially responsible party (“PRP”) in certain of these matters, although no related claims have been filed.  Any losses recognized as of September 30, 2005 and expected losses are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

Item 6.  Exhibits

4.1                                 Eighth Amendment to the Second Amended and Restated Credit Agreement, executed as of October 5, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as Agent and Lender and the lenders party thereto

4.2                                 Amendment No. 9 dated as of October 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse as Administrative Agent and Collateral Agent and the lenders party thereto

4.3                                 Ninth Amendment to the Second Amended and Restated Credit Agreement, executed as of November 7, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as Agent and Lender and the lenders party thereto

4.4                                 Amendment No. 10 dated as of November 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse as Administrative Agent and Collateral Agent and the lenders party thereto

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

SIGNATURES

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

Date: November 9, 2005