Form 10-K
period 2005-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2006-08-03
CIK 850660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23378

Thermadyne Holdings Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware	74-2482571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
16052 Swingley Ridge Road, Suite 300	63017
Chesterfield, Missouri	(ZIP Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(636) 728-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $117,851,062 based on the closing sales price of the Common Stock on June 30, 2005.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,329,702 shares of common stock, outstanding at August 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Item 9A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 17, 2005, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.

Item 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.

Item 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.

Item 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on October 9, 2005, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.

Item 4.01 of the Registrant’s Form 8-K dated July 13, 2006 filed with the Securities and Exchange Commission on July 19, 2006, is incorporated by reference into Part II, Item 9 of the Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of this annual report on Form 10-K:

(a)          general economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

(b)         the cyclicality and maturity of the cutting and welding market;

(c)          the effects on our business of economic conditions, such as fluctuations in the cost of raw materials and energy, the substitution of plastic and other materials in place of fabricated metals and the trend towards offshore production of fabricated metal products;

(d)         consolidation within our customer base and the resulting increased concentration of our sales;

(e)          actions taken by our competitors that affect our ability to retain our customers;

(f)            customers’ perceptions of our financial condition relative to that of our competitors, particularly in light of our emergence from Chapter 11 bankruptcy proceedings in May 2003;

(g)          risks associated with reconfiguration and relocation of manufacturing operations;

(h)         the effectiveness of our cost reduction initiatives;

(i)            foreign currency exchange rates;

(j)             changes in U.S. or foreign tax laws or regulations;

(k)         our ability to meet customer needs by introducing new products;

(l)            unforeseen liabilities arising from litigation, including risk associated with product liability;

(m)     the effectiveness of our information systems and internal controls;

(n)         our ability to attract and retain qualified management personnel; and

(o)         consistent application of U.S. generally accepted accounting principles at our smaller international locations.

Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report, including those described in the “Risk Factors” section, and the other documents we file from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

PART I

Item 1.                        Business

Introduction

We are a leading global supplier of cutting and welding products. We design, manufacture, market, sell and distribute welding and cutting power sources, torches, consumables and accessories globally. Our products are used by fabricating, manufacturing, construction and foundry operations to cut and weld ferrous and nonferrous steel, aluminum and other metals. Common applications for our products include shipbuilding, manufacturing of transportation and agricultural equipment, many types of construction such as offshore oil and gas rigs, fabrication of metal structures, and repair and maintenance of processing, and manufacturing equipment and facilities as well as demolition. Welding and cutting products are critical to the operations of most businesses that fabricate metal. We have very well established and widely recognized brands. We were incorporated in Delaware in 1987. Our shares are quoted on The Pink Sheets, and as of July 21, 2006, we had an equity market capitalization of approximately $154.3 million (based on a closing sale price of $11.60 and 13.3 million shares outstanding).

As used in this Annual Report on Form 10-K, the terms “Thermadyne Holdings Corporation,” “Thermadyne,” “Reorganized Company,” “the Company,” “we,” “our,” or “us,” mean Thermadyne Holdings Corporation and its subsidiaries.

Restatement of Consolidated Financial Statements

During 2005, the Company identified a series of adjustments that have resulted in the restatement of our financial statements for the year ended December 31, 2004 and the seven months ended December 31, 2003 in this Annual Report on Form 10-K. These adjustments also resulted in the restatement of our previously reported quarterly results for each of the first three quarters of 2005, each quarter of 2004, and the second, third and fourth quarters of 2003 as more fully described in Note 21 —Quarterly Results of Operations (Unaudited). All financial information contained in these consolidated financial statements gives effect to this restatement.

In summary, the restatement adjustments primarily relate to: a) the income tax provision and related income tax liabilities; b) the accounting for foreign currency transactions/translation within our international subsidiaries; c) accounting by certain of our international subsidiaries, including the timely recognition of costs, inventory valuations, and customer discounts and the accounting for minority interests; and d) various other balance sheet items relating to the accounting performed by the Company’s international business units and the goodwill and deferred tax effect of certain tax matters described in Note 16—Income Taxes to the consolidated financial statements. The Company’s consolidated net losses for the year ended December 31, 2004 and the seven months ended December 31, 2003 increased (decreased) by $(10.1) million and $2.8 million, respectively. The adjustments are summarized below.

The Company believes the complexity of fresh-start accounting, weaknesses in its recordkeeping procedures and related documentation (primarily related to income taxes, foreign subsidiaries and foreign currency translation), and turnover in key accounting personnel contributed to the adjustments described above. The accompanying consolidated financial statements and notes thereto set forth herein summarize the nature of the adjustments recorded to the previously issued financial statements.

For information concerning the background of these matters, the specific adjustments made and management’s discussion and analysis of results of operations for periods giving effect to the restated results, see Item 6—“Selected Financial Data,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8—“Financial Statements and Supplementary Data,” Item 9A—“Controls and Procedures” and “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements. For additional information regarding the background of these matters, see the Company’s Current Reports on Form 8-K furnished to the SEC from March 15, 2006 through the date of this Annual Report on Form 10-K with respect to this matter.

All amounts referenced in this Annual Report on Form 10-K for the year ended December 31, 2004 and for the seven months ended December 31, 2003 reflect the balances and amounts on a restated basis.

Thermadyne has not amended its Annual Reports on Form 10-K for the year ended December 31, 2004 and the seven months ended December 31, 2003 or the Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for the other periods prior to October 1, 2005 is superseded by the information in this Annual Report on Form 10-K and the financial statements and related financial information contained in such other reports should no longer be relied upon.

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

Our Principal Products and Markets

Although we operate our business in one reportable segment, we have organized our business into five major product categories within the cutting and welding industry: (1) gas equipment (35% of sales in 2005); (2) plasma power supplies, torches and consumable parts (16%); (3) welding equipment (11%); (4) arc accessories including torches, guns, consumable parts and accessories (30%); and (5) filler materials (8%). This percentage mix has been comparable for the preceding two years.

Our gas equipment products include gas fuel torches, air fuel torches, consumables (tips and nozzles), regulators and flow meters that are used for cutting, heating and welding. We also have gas flow and pressure regulation equipment used for a variety of noncutting or welding applications. These products are primarily sold under the Victor®, Cigweld®, Turbo Torch® and Firepower® brands and typically range in price from $15 to $300. Gas torches use a mixture of oxygen and fuel gas (typically acetylene) to produce a high-temperature flame that is used to cut, heat or weld steel. Gas torches are typically used in all the applications noted above, as well as for welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities. Air fuel torches are used by the plumbing, refrigeration and heating, ventilation and air conditioning industries using similar principles with Mapp or propane as the fuel. Gas flow and pressure regulation equipment is used to control the pressure and flow of most industrial and specialty gases, including gases used in many industrial process control applications as well as the medical and electronic industries. We believe we are among the largest suppliers of gas equipment products in the world, based on annual sales.

Our plasma power supplies, torches and consumable parts are sold under the Thermal Dynamics® brand. Manual plasma systems typically range in price from $1,000 to $5,000 with manual torch prices ranging from $300 to $800. Our automated cutting systems range in price from $500 to $30,000 with torches ranging in price from $1,000 to $2,500. Both manual and automated plasma systems use front end torch parts that are consumed during the cutting process and range in price from $5 to $50. Plasma cutting uses electricity and gas (typically air) to create a high-temperature plasma arc capable of cutting any type of metal. Electricity is converted by a power supply and supplied to a torch where the gas and electricity form a plasma arc. The plasma arc is then applied to the metal being cut. Plasma cutting is a growing technology for cutting metal. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Plasma cutting systems are used in the construction fabrication and repair of both steel and nonferrous metal products, including automobiles and related assemblies, appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. We believe we are among the largest suppliers of plasma power supplies, torches and consumable parts in the United States, based on our annual unit sales.

Our welding equipment line includes inverter and transformer-based power sources used for all the main welding processes as well as plasma welding power sources. These products are primarily sold under the Thermal Arc®, Firepower® and Cigweld® brands. These products typically range in price from $800 to $6,000. Arc welding uses an electric current to melt together either wire or electrodes (referred to as filler metals) and the base materials. The power source is connected to electricity and converts the line power into the appropriate electricity to weld. This electricity is applied to the filler metal using an arc welding accessory, such as a welding gun for wire welding or an electrode holder for stick electrode welding. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs.

Our arc accessories include automatic and semiautomatic welding guns and related consumable parts, ground clamps, electrode holders, cable connectors and assemblies all sold under our Tweco® and Firepower® brands. We also have a line of carbon arc gouging and exothermic cutting products. These products include torches and consumable rods that are sold under our Arcair® brand. Our welding accessory products are designed to be used with our arc welding power supplies, as well as those of our competitors. Our arc welding guns typically range in price from $90 to $350. Arc welding guns are used to apply the current to the filler metal used in welding, are typically handheld and require regular replacement of consumable parts as a result of wear and tear, as well as their proximity to intense heat. Our connectors, clamps and electrode holders attach to the welding cable to connect the power source to the metal to be welded. Our gouging products are used to cut or gouge material to remove unwanted base or welded material as well as demolition. We believe we are among the largest manufacturers of arc welding accessory products in the United States, in each case based on our annual unit sales.

Filler metals are consumed in the welding process as the material that is melted to join the materials to be welded together. There are three basic types of filler metals used, stick electrodes, solid wire and flux cord wire. Stick electrodes are fixed length metal wires coated with a flux to enhance weld properties. This is used in conjunction with a power source and an electrode holder to weld the base material. The main advantage of this process is simplicity, portability and ease of use as it can be used to access most areas and no gas is required. Solid wire is sold on spools or in drums and is used in the semi-automated process with a MIG welding gun, power source and shielding gas. The main advantage of this process is ease of use and very high deposition rates making for higher productivity. Flux cored wires are similar to solid wires; however, they are tubular wires that allow the use of flux and other alloys to improve deposition rates and weld quality.

We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc., Praxair, Inc., Linde Gas LLC, as well as a large number of other independent welding distributors, wholesalers and dealers. In 2005, our sales to customers in the United

States represented 63% of our sales and no individual customer accounted for more than 10% of global sales.

We operate our business as follows:

Victor—Oxy-Fuel Gas Products.

Victor Equipment Company (“Victor”) was founded in 1913 and has plants in Denton, Texas and Hermosillo, Mexico. Victor is among the leading U.S. manufacturers of gas-operated cutting and welding torches and gas flow and pressure regulation equipment. Victor’s torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end-users in the process control, electronics and other industries. Victor also supplies a wide range of medical regulation equipment serving the oxygen therapy market, including home healthcare and hospitals.

The torches produced by Victor are commonly referred to as oxy-fuel torches. These torches combine a mixture of oxygen and a fuel gas, typically acetylene, to produce a high-temperature flame. These torches are designed for maximum durability, safety, repair ability and performance, utilizing reverse flow check valves and patented built-in flash arrestors in the majority of models. Victor also manufactures lighter-duty handheld heating, soldering and brazing torches. Pressure regulators serve a broad range of industrial and specialty gas process control operations.

Victor sells its lighter-duty products to end-user customers principally engaged in the plumbing, refrigeration and heating, ventilation and air-conditioning industries. The relative mobility, ease of use and low price of Victor torches make them suitable for a wide variety of uses.

Tweco—Electric Arc Products and Arc Gouging Systems.

The Tweco brand products are manufactured along with our Victor products in our plants in Denton, Texas and Hermosillo, Mexico. The Tweco brand, founded in 1936, is a line of arc welding replacement parts and accessories, including electrode holders, ground clamps, cable connectors, terminal connectors and lugs and cable splicers and a variety of automatic and semiautomatic welding guns and cable assemblies utilized in the arc welding process. Tweco’s end users are primarily engaged in the manufacture or repair and maintenance of transportation equipment including automobiles, trucks, aircraft, trains and ships, the manufacture of a broad range of machinery, and the production of fabricated metal products (including structural metal, hand tools and general hardware).

Tweco is a leading producer of MIG welding guns. The MIG process is an arc welding process utilized in the fabrication of steel, aluminum, stainless steel and other metal products and structures. In the MIG process, a small-diameter consumable electrode wire is continuously fed into the arc. The welding arc area is protected from the atmosphere by a “shielding” gas. The welding guns and cable assemblies manufactured under the Tweco Brand carry the continuous wire electrode, welding current and shielding gas to the welding arc. The Tweco Brand also includes a line of robotic welding accessory products. This accessory line includes a robotic torch, a robotic deflection mount, a robotic cleaning station, robotic arms and an anti-splatter misting system.

Under the Tweco brand, we manufacture manual stick electrode holders, ground clamps and accessories used for the manual stick welding process. Manual stick welding is one of the oldest forms of welding and is used in construction, out of position and remote applications for general repair, maintenance and fabrication work.

Through its Arcair® product line, the Tweco brands provide equipment and related consumable materials for “gouging,” a technique that liquefies metal in a narrow groove and then removes it using compressed air. Gouging products are often used in joint preparation prior to a welding process. Numerous other applications exist for these gouging systems, such as removal of defective welds, removal of trim in foundries and repair of track, switches and freight cars in the railroad industry.

In addition to gouging products, the Tweco brands include a patented exothermic cutting system, SLICE®. This system generates temperatures in excess of 7,000 degrees Fahrenheit and can quickly cut through steel, concrete and other materials. SLICE® has many applications, including opening clogged steel furnaces and providing rapid entry in fire and rescue operations. The Tweco Brands also include an underwater version of the SLICE® cutting system for use in the marine repair and salvage industry.

Tweco provides a complete line of chemicals used in the welding industry. Chemicals are used for weld cleaning and as agents to reduce splatter adherence on the metal being welded. Chemicals are also used to reduce splatter adherence in welding nozzles in MIG applications.

Thermal Dynamics—Plasma Arc Cutting Products.

Thermal Dynamics Corporation (“Thermal Dynamics”), founded in 1957 and located in West Lebanon, New Hampshire, developed many of the early plasma cutting systems and maintains its position as a major manufacturer of plasma cutting systems and replacement parts. Thermal Dynamics’ product line ranges from portable 12-amp units to large 1,000-amp units. Thermal Dynamics’ end-users are engaged primarily in fabrication and repair of sheet metal and plate products found in fabricated structural steel and nonferrous metals, automotive products, appliances, sheet metal, heating, ventilation and air conditioning, general fabrication, shipbuilding and general maintenance.

Cigweld—Electric Arc Products, Oxy-Fuel Products, Filler Metals, Gas Control Products and Safety Products.

Cigweld Pty. Ltd. (“Cigweld”) is located in Melbourne, Australia, and has two plants in Kuala Lumpur, Malaysia. Cigweld, founded in 1922, is among the leading Australian manufacturers of gas equipment and welding products. Cigweld manufactures arc welding power supplies for both automatic and manual arc welding markets. The Cigweld range of automatic welding equipment includes packages specifically designed for particular market segments. End users of these products include the rural market and automobile repair, metal fabrication, shipbuilding, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

Cigweld manufactures a range of filler metals for manual and automatic arc and gas welding. Its range of manual arc electrodes includes over 50 individual electrodes for different applications. Cigweld markets its manual arc electrodes under such brand names as Satincraft®, Weldcraft®, Ferrocraft®, Alloycraft®, Satincrome™, Cobalarc®, Castcraft® and Weldall®. For automatic and semiautomatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, sold principally under the Autocraft®, Verti-Cor™, Satin-Cor™, Metal-Cor™ and Cobalarc® brand names. For gas welding, Cigweld manufactures and supplies approximately 40 individual types of wires and solders for use in various applications. Cigweld manufactures its filler metals to meet standards appropriate for their intended use, with the majority of products approved by agencies such as Lloyd’s Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

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

Stoody—Hardfacing Products.

Stoody Company (“Stoody”), founded in 1921 and located in Bowling Green, Kentucky, is a well-recognized worldwide name in the development and manufacture of hardfacing welding wires, electrodes and rods. While Stoody’s primary product line is iron-based welding wires, Stoody also participates in the markets for cobalt-based and nickel-based electrodes, rods and wires, which are essentially protective overlays deposited on softer base materials by various welding processes. This procedure, referred to as “hardfacing” or “surface treatment,” adds a more resistant surface, thereby increasing the component’s useful life. Lower initial costs, the ability to treat large parts and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear-resistant components. Industries utilizing earthmoving equipment, agricultural tools, crushing components and steel mill rolls and industries utilizing virtually any application where metal is exposed to external wear factors are the primary users of hardfacing applications.

Thermal Arc—Arc Welders, Plasma Welders and Wire Feeders.

In 1997, the inverter and plasma arc welder business of Thermal Dynamics and the welding division of Prestolite Power Corporation were combined to form Thermal Arc, Inc. (“Thermal Arc”). Previously located in Troy, Ohio, Thermal Arc’s production was relocated to our facility in Malaysia during 2004, and its warehouse and administrative functions moved to our Bowling Green, Kentucky location. Thermal Arc designs and sells a full line of inverter and transformer-based electric arc welders, plasma welders, engine-driven welders and wire feeders. Thermal Arc products are sold for construction, industrial and automated applications and have a large and diverse user base.

Inverter arc welding power machines are extremely portable and power-efficient when compared to conventional welding power sources. Plasma welding dramatically improves productivity for the end-user. Additionally, conventional transformer-based machines provide a cost-effective alternative for applications where low cost and simplicity of maintenance are a high priority.

Victor Brazil—Oxy-Fuel Products and Cutting Tables.

Thermadyne Victor Ltda., (“Victor Brazil”), was acquired by us in 1998 and has offices and manufacturing facilities located in Rio de Janeiro, Brazil. Victor Brazil is among the leading manufacturers of oxy-fuel products for industrial and medical use and of mechanized cutting tables for fabricating sheet metal and metal plate in South America.

Victor Brazil primarily serves the Latin American market. The oxy-fuel product line is very competitive in the region and offers the customer a broad range of gas cutting and welding equipment items. Metal fabricators of all sizes, including those in shipbuilding, steel construction, machinery manufacturing, pressure vessel production and steel mills, use the industrial oxy-fuel products. Hospitals, home healthcare and doctors’ offices also use the medical oxy-fuel products.

The cutting table line of products uses either oxy-fuel or plasma cutting systems produced by Victor Brazil or other of our divisions. The line of products is oriented to the needs of the Latin American market. Victor Brazil produces inexpensive cantilever tables, as well as higher-precision, computer numeric-controlled tables. These products are used in all types of metal fabricating plants.

C&G Systems—Cutting Tables.

C&G Systems Inc. (“C&G”), founded in 1968 and located in Itasca, Illinois, manufactures a line of mechanized cutting tables for fabricating sheet metal and metal plate. The machines utilize either oxy-fuel or plasma cutting torches produced by other Thermadyne divisions. C&G has a wide range of cutting tables from the relatively inexpensive cantilever type used in general fabrication and job shops to the large, precision-gantry type found in steel service centers and specialty cutting applications. These metal cutting tables can be used in virtually any metal fabrication plant.

OCIM—Electric Arc Welding Accessories.

OCIM Srl. (“OCIM”), located in Milan, Italy manufactures a complete line of MIG welding torches, TIG torches and robotic MIG arc welding torches. In addition to its full line of torches, it manufactures consumable parts for these accessories, as well as a full line of robotic arc welding accessories.

Operations in China

On February 5, 2005, we established a new wholly-owned subsidiary in China as well as a joint venture with a Chinese manufacturer of gas equipment. The formation of these entities supports our initiatives to expand into China and other key international markets as well as adding local Chinese engineering resources to assist with our global sourcing efforts. Our Chinese partner in the joint venture has a well established distribution network that will help the joint venture sell locally made, Thermadyne branded products. With regard to our wholly-owned subsidiary, our engineering and sourcing teams are being led by experienced Thermadyne managers.

Recent Developments

On April 11, 2006, the Company completed the disposition of Tec.Mo Srl (“TecMo”), an indirect wholly-owned subsidiary which manufactures generic cutting and welding torches and consumables to Spiranex, an investment fund in France, and the general manager of TecMo. Net cash proceeds from this transaction of approximately $7.5 million were used to repay a portion of the Company’s outstanding long-term debt. The Company expects to record an impairment loss of approximately $0.7 million during the quarter ended March 31, 2006. As of December 31, 2005, TecMo was included in continuing operations.

On May 9, 2006, the Company proposed to its note holders a consent solicitation modifying the indenture of its $175 million 9¼% Senior Subordinated Notes due 2014. The required majority of note holders accepted our proposal. The modification: (1) provides time for the Company to file its Annual Report on Form 10-K for the year ended December 31, 2005 and the time to file other required reports; (2) provides note holders a payment of $2.50 for each $1,000 in principal amount; and (3) requires the Company to either (i) permanently repay senior debt or (ii) offer to redeem notes at 101% of their principal amount if excess cash flow, as defined, is generated annually.

In May 2006, June 2006 and July 2006, the Company amended its Credit Agreement and obtained a limited waiver to: (1) allow time for the Company to provide its audited financial statements for the year ended December 31, 2005 and the time to provide certain unaudited monthly statements; (2) repay the Term Loan; and (3) modify certain financial covenants of the Revolver including (i) deleting the EBITDA covenant from the agreement, (ii) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 reduction per quarter thereafter until the coverage ratio reaches 4.00 which occurs during the quarter ending March 31, 2010, (iii) modify the minimum fixed charge coverage ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and  thereafter and (iv) establish a minimum availability of requirement of $5 million.

On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings from $30 million to $50 million. The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver.

On July 21, 2006, the Company commenced a consent solicitation seeking amendments to the indenture governing Notes and waiving existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the Securities and Exchange Commission. The amendments would extend the time for filing these reports to August 21, 2006 and for additional fees that could aggregate to $2 million would also allow the Company to elect to extend the time within which the Company must file its second quarter 2006 Form 10-Q to no later than December 17, 2006. Under the consent solicitation, the indenture would be amended to provide for the payment of additional Special Interest on the Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0 with the payment of contingent cash consent fees to consenting holders of the Notes. As of July 31, 2006, holders of 100% of the outstanding Notes have consented to the solicitation.

Until the execution of the amendments to the indenture, the Company has the right to (i) terminate the solicitation for any reason, (ii) amend the terms of the solicitation, (iii) modify the form or amount of the consideration to be paid pursuant to the solicitation or (iv) waive any of the conditions to the Solicitation, subject to applicable law. The Company intends to execute the amendment.

International Business

We had international sales from continuing operations of approximately $175.9 million, $160.2 million, $80.8 million, and $51.0 million for the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003, respectively, or approximately 37%, 37%, 36%, and 34%, respectively, of our net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” Our international sales consist of: (a) export sales of our products manufactured at U.S. manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through our overseas field representatives and (b) sales of our products manufactured at international manufacturing facilities and sold by our foreign subsidiaries.

Sales and Marketing

In 2005, our Sales organization was combined with our Marketing organization. Sales and Marketing now oversee all sales and marketing activities, including strategic product pricing, promotion, and marketing communications. It is the responsibility of Sales and Marketing to profitably grow the Company’s sales and market share in each region. This is achieved through new product introductions, programs and promotions, price management, and the implementation of distribution strategies to penetrate new markets.

Sales and Marketing is organized into three regions: Americas, Asia Pacific, and Europe including other regions. The Americas is comprised of the U.S., Canada, and Latin America. Asia Pacific includes South Pacific (Australia, New Zealand) and South and North Asia. Europe including other regions is comprised of the U.K., Europe, Middle East, and the remaining countries not included in the other two regions. The United States contributes approximately 63% of the Company’s revenues, 80% of which come from the industrial channel. The specialty market channels make up the remainder of the U.S. business.

The Sales and Marketing organization consists of sales, marketing, technical support, and customer care in each region. Sales and Marketing manages the Company’s relationship with our customers and channel partners who include distributors, wholesalers and retail customers. They provide feedback from the customers on product and service needs of the end-user customers, take our product lines to market, and provide technical and after sales service support, including managing the product return process. A national accounts team manages our largest accounts globally.

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

Raw Materials

We have not experienced any difficulties in obtaining raw materials for our operations because our principal raw materials, which include copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by us. Certain of the raw materials used in hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions that could affect pricing and disrupt supply. Although we have historically been able to obtain adequate supplies of these materials at acceptable prices, restrictions in supply or significant increases in the prices of cobalt, chromium and other raw materials could adversely affect our business. During 2005, we experienced higher than historical average material inflation on materials such as copper, steel and brass.

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

Research and Development

We have development engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer’s needs. The sustaining engineering group provides technical support to operations, sales and quality to support established products. As of December 31, 2005, we employed approximately 100 people in our development and sustaining engineering groups, split between engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries, project expenses and benefits of engineering personnel. Our development engineering costs are not material to our financial condition or results of operations.

Competition

We view the market as split into three types of competitors: (1) three full-line welding equipment and filler metal manufacturers (Lincoln Electric Company, ESAB, a subsidiary of Charter PLC, and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single-line brand-specific competitors; and (3) a number of low-priced small niche competitors. Our large competitors offer a wide portfolio of product lines with a heavy emphasis on filler metals and welding power supplies and a core line of niche products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers’ discretionary purchases.

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

We believe we compete successfully through the strength of our brands, by focusing on technology development and offering innovative industry-leading products in our niche product areas. We deliver our products to end-users through welding distribution supported by a technically proficient field sales force.

Employees

As of December 31, 2005, we employed approximately 2,728 people, 743 of whom were engaged in sales, marketing and administrative activities, and 1,985 of whom were engaged in manufacturing activities. None of our U.S. workforce is represented by labor unions while most of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

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

Item 1A.                Risk Factors

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

We offer products in highly competitive markets. We compete primarily on the performance, functionality, price, brand recognition, customer service and support and availability of our products. We compete with companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our sales and net earnings.

The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. If we are unable to compete successfully against other manufacturers in our marketplace, we could lose customers, and our sales may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

Our efforts to improve product availability, on time delivery and customer satisfaction could increase our costs and be disruptive to our business.

We have several ongoing initiatives, and we are launching a new global logistics system intended to significantly reduce delays in providing products to our customers and to ease the administrative complexities of purchasing from our multiple product lines and multiple locations. There is no assurance that these efforts, which are intended to respond to increasing competition and customer expectations, will provide the intended benefits. Our efforts could increase costs without achieving the intended increase in profitability and certain system changes could detrimentally impact product availability and access ability for our customers if improperly implemented.

We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to a number of general economic factors, many of which are out of our control, which may have a material adverse effect on our business, results of operations and financial condition. These include recessionary economic cycles and cyclical downturns in our customers’ businesses, particularly customers in the manufacturing and construction industries, fluctuations in the cost of raw materials, such as copper, brass and steel, the substitution of plastic or other materials for metal in many products and the movement of metal fabrication operations outside the United States. Economic conditions may adversely affect our customers’ business levels, which can have the effect of reducing the amount of our products they purchase. Furthermore, customers encountering adverse economic conditions may have difficulty paying for our products. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the United States or its interests abroad may have a material adverse effect on the U.S. and global economies and on our business, results of operations or financial condition.

We have identified material weaknesses in our internal control over financial reporting and may not be able to report timely and accurate financial results.

We have identified several material weaknesses in our internal control over financial reporting and have restated our results for the year ended December 31, 2004 and the seven months ended December 31, 2003 and the quarterly results for the first three quarters of 2005, each quarter in 2004 and the second, third and fourth quarters of 2003. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.

We could incur substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. Our accounting and financial reporting functions have experienced high turnover. Our efforts to improve the knowledge level of our staff and their effectiveness may take longer than anticipated, resulting in delays in our remediation and may give rise to future significant deficiencies or material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting in the future could be impacted by a variety of factors, including faulty human judgment, simple errors, omissions or mistakes, and the possibility that any enhancements to disclosure controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information. This may cause us to fail to satisfy the reporting requirements with our lenders and give rise to an event of default or cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock, give rise to an investigation by the Securities and Exchange Commission (“SEC”), civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have manufacturing operations and assets located outside of the United States, including Australia, Brazil, Canada, China, England, Italy, Malaysia, South Africa and Mexico. We also sell our products to distributors located in approximately 100 countries. During the year ended December 31, 2005, approximately 37% of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

Liabilities relating to litigation alleging manganese induced illness could reduce our profitability and impair our financial condition.

At December 31, 2005, we were a co-defendant in 1,128 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding consumables. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2005, 707 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Between June 1, 2003 and December 31, 2005, we were dismissed from 185 other cases with similar allegations.

The aggregate long-term impact of the manganese loss contingencies on operating cash flows and financial condition is difficult to assess, particularly since claims are in many different stages of development. While we intend to contest these lawsuits vigorously, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese, including the possibility that our litigation experience changes overall.

We are subject to risks caused by changes in interest rates.

Increases in benchmark interest rates will likely increase the interest cost associated with our variable interest rate debt and will increase the cost of future borrowings, which could harm our financial condition and results of operations.

We may not be able to successfully implement our cost-reduction initiatives.

We have undertaken and may continue to undertake cost-reduction initiatives. There can be no assurance that these initiatives will be completed or beneficial to us or that any estimated cost savings from such activities will be realized. If our cost-reduction efforts are unsuccessful, it may have a material adverse effect on our business.

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

Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys’ fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards. We monitor claims and potential claims of which we become aware and establish reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

We may not have sufficient financial resources and liquidity to pursue our business plans which could limit our ability to compete and achieve reasonable profitability. If we fail to comply with the financial covenants in our debt instruments or due to other constraints our ability to obtain financing may be adversely impacted.

The effects of increasing material costs, increasing competition, the need to enhance existing products and our efforts to improve on time delivery of our products may increase expenses and capital expenditures without a timely improvement in profitability and we may not have sufficient liquidity to proceed as planned jeopardizing future profitability and our competitive position.

In addition, our Amended Credit Agreement and our Second-Lien Facility contain certain financial covenants. The financial covenants have been amended on several occasions, most recently in July 2006, to reflect our actual results and revisions to our business plan. While we believe that we will be able to comply with the most recently amended financial covenants in future periods, failure to do so would, unless the covenants were further amended or waived, result in defaults under the Credit Agreement and the Second-Lien Facility. An event of default under the credit facilities, if not waived, could result in the acceleration of those debt obligations and, consequently, our debt obligations under our 9¼% Senior Subordinated Notes. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could have a material adverse impact on our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit facilities, which could have a material adverse effect on our ability to operate our business and to make payments under our debt instruments.

For a description of our Credit Agreement, our Second-Lien Facility and our Senior Subordinated Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If we are unable to retain and hire key employees, the performance of our operations could be adversely affected.

Our ability to provide high-quality products and services depends in part on our ability to retain our skilled personnel in the areas of product engineering, manufacturing and sales. Certain of our businesses rely heavily on key personnel in the engineering, design, formulation and manufacturing of our products. Our success is also dependent on the management and leadership skills of our senior management team. We have experienced high turnover in the finance function and certain manufacturing roles and we have been operating without a CFO and without an Executive Vice President of Global Manufacturing. In addition, our controller announced his resignation July 5, 2006. Our success is dependent upon effectively filling these positions and retaining key personnel.

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

We purchase a large amount of commodity raw materials and certain of the raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. The raw materials industry as a whole is highly cyclical, and at times pricing and supply can be volatile due to a number of factors beyond our control, including general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance.

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

Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials, and employee health and safety. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. While we are not currently aware of any outstanding material claims or obligations, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits required at our facilities.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We operate eleven manufacturing facilities in the United States, Italy, Brazil, Malaysia, Australia and Mexico. All domestic, Canadian, United Kingdom and Australian facilities, leases and leasehold interests are encumbered by first priority liens securing our obligations under our Amended Credit Agreement and Second-Lien Facility. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.

We lease a 16,109 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as most of our centralized services.

The following table describes the location and general character of our principal properties of our continuing operations as of December 31, 2005:

Location of Facility	Building Space/Number of Buildings
West Lebanon, New Hampshire	156,200 sq. ft./5 buildings (office, manufacturing, sales training)
Denton, Texas	222,403 sq. ft./4 buildings (office, manufacturing, storage, sales training center)
Rio de Janeiro, Brazil	200,000 sq. ft./6 buildings (office, manufacturing, warehouse)
Oakville, Ontario, Canada	48,710 sq. ft./1 building (office, warehouse)
Cigweld Malaysia/Selangor, Malaysia	127,575 sq. ft./1 building (office, warehouse)
Melbourne, Australia	273,425 sq. ft./2 buildings (office, manufacturing, storage, research)
Jakarta, Indonesia	52,500 sq. ft./1 building (office)
Kuala Lumpur, Malaysia	60,000 sq. ft./1 building (office, manufacturing)
Itasca, Illinois	38,000 sq. ft./1 building (office, manufacturing)
Bowling Green, Kentucky	215,000 sq. ft./2 buildings (office, manufacturing, warehouse)
Milan, Italy	24,757 sq. ft./2 buildings (office, manufacturing)
Sonora, Mexico	178,013 sq. ft./1 building (office, manufacturing)
Chino, California	30,880 sq. ft./1 building (warehouse)
Alliance, Texas	278,333 sq. ft./1 building (warehouse, manufacturing)
South Africa	34,000 sq. ft./10 buildings (distribution, office, warehouse)
Bologna, Italy	27,276 sq. ft. /2 buildings (office, manufacturing)

All of the above facilities are leased, except for the facilities located in Australia and Indonesia, which are owned. We also have additional assembly and warehouse facilities in the United Kingdom, China, Japan, Singapore, Mexico, and Australia.

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

At December 31, 2005, we were a co-defendant in 1,128 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding consumables. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2005, 707 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Between June 1, 2003 and December 31, 2005, we were dismissed from 185 other cases with similar allegations.

All other legal proceedings and actions involving us are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of 2005.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Predecessor Company’s Common Stock began trading on The Nasdaq National Market (“NASDAQ”) on May 17, 1994. On October 15, 1998, the NASDAQ delisted the Common Stock due to the limited number of holders at that time. Following its delisting from NASDAQ, the Common Stock was quoted on The Pink Sheets until the Company’s Chapter 11 filing on November 19, 2001. Upon its emergence from Chapter 11 in May of 2003, the Common Stock was quoted on the OTC Bulletin Board until May 5, 2006 when it became available only on The Pink Sheets. Trading was halted briefly for our Common Stock as the common stock of our Predecessor Company was canceled and the new Common Stock issued pursuant to the Bankruptcy began trading on May 30, 2003. The new Common Stock was quoted under the symbol “THMD.” The current trading symbol for the Company is “THMD.PK.” The following table shows, for the periods indicated, the high and low closing sale prices of a share of the new Common Stock for the last three quarters of 2003 and for 2004 and 2005, as reported by published financial sources.

	Closing Sale Price($)
	High	Low
2003
Second Quarter (May 30 - June 30)	14.00	10.50
Third Quarter	12.50	9.68
Fourth Quarter	13.10	9.50
2004
First Quarter	16.40	12.35
Second Quarter	15.05	12.39
Third Quarter	15.05	11.00
Fourth Quarter	13.00	10.50
2005
First Quarter	14.34	11.95
Second Quarter	14.00	12.10
Third Quarter	14.75	13.25
Fourth Quarter	13.75	12.62

On August 1, 2006, the last reported sale price for our Common Stock as quoted on The Pink Sheets was $11.50 per share. As of August 1, 2006 there were approximately 310 beneficial owners of our Common Stock, which includes the number of record holders including the number of individual participants in security position listings.

We have historically not paid any cash dividends on our Common Stock, and we do not have any present intention to commence payment of any cash dividends. We intend to retain earnings, if any, to provide funds for the operation and expansion of our business and to repay outstanding indebtedness. Our debt agreements contain certain covenants restricting the payment of dividends on or repurchases of Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 6.                        Selected Financial Data

The selected financial data for the years ended December 31, 2005 and 2004 (as restated), the seven months ended December 31, 2003 (as restated), the five months ended May 31, 2003 and the years ended December 31, 2002 and 2001 set forth below has been derived from our restated 2003, 2004 and 2005 audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein.

	Reorganized Company			Predecessor Company
		Fiscal	Seven
	Fiscal	Year	Months	Five	Fiscal	Fiscal
	Year	Ended	Ended	Months	Year	Year
	Ended	December 31,	December 31,	Ended	Ended	Ended
	December 31, 2005	2004 (Restated)(1)	2003 (Restated)(1)	May 31, 2003	December 31, 2002	December 31, 2001
	(In millions, except per share data)
Operating Results Data:
Net sales	$468.6	$437.5	$222.0	$150.5	$365.7	$390.4
Cost of goods sold	336.8	310.8	156.9	94.9	228.2	258.9
Selling, general and administrative expenses	114.7	107.3	64.1	41.5	104.9	104.6
Amortization of intangibles	3.3	3.4	2.3	0.3	0.8	1.9
Net periodic postretirement benefits	1.8	2.3	1.5	0.5	1.2	1.1
Restructuring costs	—	8.8	1.9	0.5	—	1.5
Operating income (loss)	12.0	4.9	(4.7)	12.8	30.6	22.4
Interest expense (4)	24.1	21.5	9.6	8.7	21.9	75.7
Amortization of deferred financing costs	1.5	1.4	0.3	—	—	4.4
Minority interest expense	0.6	0.3	—	—	—	—
Reorganization expense (income)	—	—	—	15.7	23.9	(6.7)
Gain from reorganization and fresh-start accounting	—	—	—	(582.1)	—	—
Income tax provision (credit)	4.0	(4.4)	5.4	2.2	1.8	1.7
Income (loss) from continuing operations	(18.2)	(13.9)	(20.0)	568.3	(17.0)	(52.7)
Income (loss) from discontinued operations, net of tax	(13.2)	—	(0.3)	0.7	1.0	1.2
Net Income (loss)	$(31.4)	$(13.9)	$(20.3)	$569.0	$(16.0)	$(51.5)
Basic and diluted income (loss) per share applicable to common shares:
Continuing operations	$(1.37)	$(1.05)	$(1.50)	$158.29	$(4.72)	$(17.06)
Discontinued operations	(0.99)	0.01	(0.03)	0.18	0.28	0.28
Net Income (loss)	$(2.36)	$(1.04)	$(1.53)	$158.47	$(4.44)	$(16.78)
Consolidated Balance Sheet Data (Period end):
Working capital(2)	$103.1	$130.3	$124.1	$133.5	$136.3	$133.0
Total assets	576.5	617.4	525.0	308.6	261.5	272.0
Total debt(3)	260.2	236.3	214.3	812.1	799.0	798.8
Total shareholders’ equity (deficit)	124.0	161.0	169.5	(672.6)	(675.7)	(662.0)
Consolidated Cash Flow Data—Continuing Operations:
Net cash provided by (used in) operating activities	$(16.1)	$(14.5)	$11.2	$(2.3)	$4.9	$5.3
Net cash provided by (used in) investing activities	(4.4)	(11.4)	(6.6)	(2.2)	(9.3)	(14.3)
Net cash provided by financing activities	24.6	21.6	(1.7)	(.6)	6.8	13.5
Effect of exchange rate on cash and cash equivalents	2.4	(2.9)	(0.3)	.8	—	—
Other Data:
Depreciation and amortization	$20.7	$22.1	$13.6	$5.6	$17.8	$18.9
Capital expenditures	(9.2)	(12.8)	(6.6)	(2.2)	(9.3)	(14.3)

(1)             Financial data as of December 31, 2004 and December 31, 2003 and for the year and seven months then ended, respectively, has been restated to properly reflect changes discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements.”

(2)             Amounts for 2001 and 2002 and as of May 31, 2003 exclude liabilities subject to compromise.

(3)             Amounts for 2001 and 2002 and as of May 31, 2003 include approximately $776.0 million, $778.7 million and $782.1 million, respectively, classified as “liabilities subject to compromise.”

(4)             The Company ceased accruing for interest expense for certain pre-petition long-term obligations upon filing for relief under Chapter 11 of the Bankruptcy Code on November 19, 2001.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

During 2005, the Company identified a series of adjustments that have resulted in the restatement of our financial statements for the year ended December 31, 2004 and the seven months ended December 31, 2003 in this Annual Report on Form 10-K. These adjustments also resulted in the restatement of our previously reported quarterly results for each of the first three quarters of 2005, each quarter of 2004, and the second, third and fourth quarters of 2003 as more fully described in Note 21—Quarterly Results of Operations (Unaudited). All financial information contained in these consolidated financial statements gives effect to this restatement.

In summary, the restatement adjustments primarily relate to: a) the income tax provision and related income tax liabilities; b) the accounting for foreign currency transactions/translation within our international subsidiaries; c) accounting by certain of our international subsidiaries, including the timely recognition of costs, inventory valuations, and customer discounts and the accounting for minority interests; and d) various other balance sheet items relating to the accounting performed by the Company’s international business units and the goodwill and deferred tax effect of certain tax matters described in Note 16—Income Taxes to the consolidated financial statements. The Company’s consolidated net losses for the year ended December 31, 2004 and the seven months ended December 31, 2003 increased (decreased) by $(10.1) million and $2.8 million, respectively. The adjustments are summarized below.

The Company believes the complexity of fresh-start accounting, weaknesses in its recordkeeping procedures and related documentation (primarily related to foreign subsidiaries and foreign currency translation), and turnover in key accounting personnel contributed to the adjustments described above. The accompanying consolidated financial statements and notes thereto set forth herein summarize the nature of the adjustments recorded to the previously issued financial statements.

The restatement of the Company’s previously filed financial statements resulted from the following issues:

(a)   In September 2004, the Company revised its estimate of deferred tax liabilities related to the book-tax basis difference in the parent Company’s investment in its U.S. subsidiary resulting from the application of fresh-start accounting, but failed to properly reflect changes in the basis difference from the fresh-start date through September 30, 2004.  An adjustment to reduce deferred tax liabilities by $12,252 with a corresponding tax benefit has been recorded in the statement of operations for the year ended December 31, 2004.  This adjustment includes a cumulative catch-up adjustment of $9,500 as of September 30, 2004 to properly record the change in the basis difference from the fresh-start date through September 30, 2004.  The remainder of the adjustment reflects the change in the book-tax basis difference for the fourth quarter of 2004.

In addition, accruals for contingent state income tax liabilities for 2003 and 2004 not properly recorded were recognized in the amounts of $1,052 and $1,730, respectively. Also, certain foreign tax loss carryover benefits of $1,700 incorrectly recorded in the 2003 tax provision were reversed in the 2003 financial statements as part of the restatement. Also for 2004, corrections were made to properly record deferred tax assets and liabilities of certain foreign subsidiaries resulting in a charge of $2,074.

The net of the corrections described above (reduced) increased the income tax provision for the year ended December 31, 2004, and the seven months ended December 31, 2003 by $(8,448) and $2,752, respectively.

(b)         Foreign currency gains and losses in connection with transactions with our international subsidiaries were corrected, reducing expense and net loss by $1,906 for the year ended December 31, 2004.

(c)          Accounting at several of the Company’s international business units has been corrected to adjust the accounting for minority interests in certain foreign subsidiaries and to adjust for the timely and accurate recognition of costs, inventory valuations and customer discounts. These corrections increased the net loss for the year ended December 31, 2004 by $284.

(d)   The restatement had the following impacts on the Company’s consolidated balance sheet as of December 31, 2004 (as adjusted for discontinued operations):

	December 31, 2004
	As Originally Reported	Increase (Decrease)	As Restated
Total assets	$601,904	$15,496	$617,400
Current liabilities	137,118	(8,850)	128,268
Non-current liabilities	309,150	18,934	328,084
Stockholders equity	155,636	5,412	161,048
Total liabilities and stockholders equity	$601,904	$15,496	$617,400

Total assets increased primarily due to the $12.7 million increase in goodwill, with an offsetting increase in deferred tax liabilities, to properly account for the book-tax basis difference of indefinite life patents which existed as of the fresh-start date.

Current liabilities decreased principally to correct the classification of current maturities of long-term debt while non-current liabilities increased due to changes in state income tax liabilities of $6.0 million to establish accruals for certain state income tax filing positions and the balance sheet effect of other items described above.

As a result of these issues, the Company has implemented changes and initiated further improvement initiatives in its financial reporting system. See Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K for further information on the Company’s actions.

All amounts presented below have been adjusted to reflect the restatement. The following tables present the impact of the restatements on a summary basis. For further description of the restatement adjustments, see “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

	Reorganized Company
	Year Ended December 31, 2004
	As Originally Reported*	Adjustment Increase (Decrease)	As Restated
	(in thousands except per share data)
Net sales	$437,940	$(411)	$437,529
Cost of goods sold	311,629	(787)	310,842
Gross margin	126,311	376	126,687
Selling, general and administrative expenses	108,890	(1,568)	107,322
Operating income	2,963	1,944	4,907
Interest expense	21,540	4	21,544
Minority interest	—	318	318
Loss from continuing operations before income tax provision and discontinued operations	(19,995)	1,622	(18,373)
Income tax provision (benefit)	3,993	(8,448)	(4,455)
Income (loss) from continuing operations	(23,988)	10,070	(13,918)
Income (loss) applicable to common shares	(23,977)	10,070	(13,907)
Basic and diluted income (loss) per share applicable to common shares:
Continuing operations	$(1.80)	$0.75	$(1.05)
Net income (loss)	(1.80)	0.76	(1.04)

	Reorganized Company
	Seven Months Ended December 31, 2003
	As Originally Reported*	Adjustment Increase (Decrease)	As Restated
	(in thousands except per share data)
Income tax provision	$2,717	2,752	$5,469
Loss from continuing operations	(17,247)	(2,752)	(19,999)
Net loss applicable to common shares	(17,551)	(2,752)	(20,303)
Basic and diluted loss per share applicable to common shares:
Continuing operations	$(1.30)	$(0.20)	$(1.50)
Net loss	(1.32)	(0.21)	(1.53)

Consolidated Balance Sheets

	Reorganized Company
	As Of December 31, 2004
	(In thousands)
	As Originally Reported*	Adjustment Increase (Decrease)	As Restated
Cash and cash equivalents	$5,927	$411	$6,338
Accounts receivable, less allowance for doubtful accounts	71,794	(1,009)	70,785
Inventories	105,527	1,417	106,944
Assets held for sale	64,296	(44)	64,252
Total current assets	257,829	775	258,604
Property, plant and equipment, net	65,379	(126)	65,253
Goodwill	197,368	15,683	213,051
Intangibles, net	73,795	(819)	72,976
Other assets	7,533	(17)	7,516
Total assets	601,904	15,496	617,400
Accounts payable	24,989	458	25,447
Accrued and other liabilities	33,838	140	33,978
Income taxes payable	1,599	1,302	2,901
Current maturities of long-term obligations	6,734	9,250	15,984
Total current liabilities	137,118	(8,850)	128,268
Long-term obligations, less current maturities	198,530	10,951	209,481
Deferred tax liabilities	71,445	558	72,003
Other long-term liabilities	39,175	6,080	45,255
Minority Interest	—	1,345	1,345
Accumulated deficit	41,528	(7,318)	34,210
Accumulated other comprehensive income	13,571	(1,906)	11,665
Total shareholders’ equity	155,636	5,412	161,048
Total liabilities and shareholders’ equity	601,904	15,496	617,400

Consolidated Statements of Cash Flows—Continuing Operations

	Reorganized Company
	Year Ended December 31, 2004
	(In thousands)
Continuing Operations	As Originally Reported*	Adjustments Increase (Decrease)	As Restated
Net cash flows provided by (used in) operating activities	$(15,404)	$947	$(14,457)
Net cash flows used in investing activities	(11,444)	—	(11,444)
Net cash flows provided by financing activities	21,315	257	21,572

	Seven Months Ended December 31, 2003
	(In thousands)
Continuing Operations	As Originally Reported*	Adjustments Increase (Decrease)	As Restated
Net cash flows provided by operating activities	$11,182	$—	$11,182
Net cash flows used in investing activities	(6,565)	—	(6,565)
Net cash flows used in financing activities	(1,687)	—	(1,687)

*                    Represents amounts as originally reported adjusted for the effects of the Company’s discontinued operations (See Note 2—Restatement of Consolidated Financial Statements and Note 4—Discontinued Operations to the notes to the accompanying consolidated financial statements)

Overview

We are a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) welding equipment; (4) arc accessories, including torches, guns, consumable parts and accessories; and (5) filler metals. We operate our business in one reportable segment.

Demand for our products is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are directly related to the level of production in these end-user industries.

Our manufacturing costs are one of the key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for use by us. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. In recent years we have taken steps to reduce our overhead and labor costs through relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products. During 2005, we experienced higher than historical average inflation on materials such as copper, steel and brass which negatively affected margins.

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

For the year ended December 31, 2005, approximately 63.0% of our sales were made to customers in the United States. The majority of our international sales are denominated in the local currency of the country of origin of the sale.

Key Indicators

Key economic measures relevant to us include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include shipbuilding, construction and transportation, railcar manufacturing, oil and gas exploration, metal fabrication and farm machinery. The trends in these industries provide important data to us in forecasting our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.

Key performance measurements we use to manage the business include orders, sales, operating expenses and efficiencies, inventory levels and fill-rates. The timing of these measurements varies, but may be daily, weekly and monthly depending on the need for management information and the availability of data.

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

Bankruptcy Reorganization

On November 19, 2001, our Predecessor Company and substantially all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing resulted from insufficient liquidity and was determined to be the most efficient and favorable alternative to restructure our balance sheet. In the two to three years preceding our bankruptcy filing, our operating results were negatively impacted by a weak industrial economy in the United States, as well as difficult economic conditions in most of our foreign markets. The deterioration in our operating results reduced liquidity, which made it increasingly difficult for us to meet all of our debt service obligations. During the bankruptcy proceedings, our Predecessor Company operated its businesses as a debtor-in-possession.

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

Under the Plan of Reorganization, General Unsecured Creditors (Class 4) are entitled to distributions of cash equal to the lesser of (1) a holder’s pro rata share of $7.5 million and (2) 50% of such holder’s claim (estimated by us to provide a recovery on such claims of 30% to 37% of the amount of such claims). We have made distributions of $7.3 million of such amounts through December 31, 2005.

Change in Senior Management

In October 2005, Brian Truex, Executive Vice President of Global Manufacturing resigned from the Company. In December 2005, David L. Dyckman, Executive Vice President and Chief Financial Officer, resigned from the Company. Steven W. Fray, Controller and Principal Accounting Officer, had announced his intention to resign on July 20, 2006, as reported on Form 8-K filed by the Company on July 12, 2006. Mr. Fray has since extended his employment until August 3, 2006. On July 31, 2006, Paul D. Melnuk was appointed Acting Principal Financial Officer.

Discontinued Operations

On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”), a wholly-owned subsidiary which manufactures technologically advanced generators and engine-driven welders, to Mase Generators S.P.A (“Mase”). The $4.8 million net cash proceeds from the sale of GenSet were used to repay a portion of the Company’s outstanding long-term debt during the first quarter of 2006. In addition, the buyer assumed approximately $7.6 million of debt owed to local, Italian lenders. Related to the disposition of GenSet, the Company recorded a loss on disposal net of tax of approximately $10.4 million, which is recorded as a component of discontinued operations for the year ended December 31, 2005.

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”), both wholly-owned subsidiaries which distribute cutting and welding equipment, to Soldaduras PCR Soltec Limitada, and Penta Capital de Riesgo S.A. Net cash proceeds were approximately $6.4 million from the sale of the Soltec and Metalservice interests of which $4.9 million was used to repay a portion of the Company’s outstanding long-term debt during the first quarter of 2006. Proceeds of $1.5 million from the sale are being held in escrow by the government of Chile until certain customary tax matters and filings are made. We anticipate that these proceeds will be received in 2007. As a result of this disposition, we recorded an impairment loss of approximately $2.7 million, which has been recorded as a component of discontinued operations for the year ended December 31, 2005.

On March 9, 2006, the Company completed a series of transactions involving its South African subsidiaries. In a simultaneous transaction (effective January 1, 2006), the Company purchased the shares of its only minority shareholder in Unique Welding Alloys Rustenburg (Proprietary) Ltd, d/b/a Thermadyne Plant Rental South Africa (“Plant Rental”), and sold 100% of the assets in Plant Rental to the minority shareholder. Plant Rental is a contracting business that leases cutting, welding and other equipment to large turn-key projects. During the first quarter of 2006, the $4.0 million net cash proceeds from the transaction were used by the Company to purchase the shares held by the only minority shareholder of Thermadyne South Africa (Proprietary) Ltd., d/b/a Unique Welding Alloys and all of the shares held by the only minority shareholder of Maxweld & Braze (Proprietary) Ltd. As a result, the Company recorded an impairment loss of approximately $1.9 million during the year ended December 31, 2005, which has been recorded as a component of discontinued operations.

Results of Operations

Effective June 1, 2003, we adopted the principles of “fresh-start” accounting pursuant to which our assets were recorded at their reorganization value, which is defined as the fair value of the assets of the Reorganized Company. As part of our fresh-start revaluation, we also recorded significant goodwill (reorganization value in excess of identifiable assets). In addition, as part of the reorganization, we significantly reduced our long-term debt and eliminated our preferred stock. As a result of the foregoing, our financial data as of and for the seven months ended December 31, 2003, and as of and for the years ended December 31, 2004 and 2005, as presented in the consolidated financial statements is not comparable to prior periods.

	Reorganized Company
	(In thousands)			Predecessor
		Year	Seven Months	Company
	Year	Ended	Ended	Five Months
	Ended	December 31,	December 31,	Ended
	December 31,	2004	2003	May 31,
	2005	(Restated)	(Restated)	2003
Net sales	$468,616	$437,529	$222,004	$150,465
Cost of goods sold	336,831	310,842	156,887	94,855
Gross margin	131,785	126,687	65,117	55,610
Selling, general and administrative expenses	114,738	107,322	64,125	41,485
Amortization of intangibles	3,295	3,388	2,345	295
Net periodic postretirement benefits	1,823	2,250	1,488	516
Restructuring costs	—	8,820	1,873	516
Operating income (loss)	11,929	4,907	(4,714)	12,798
Other expense:
Interest	(24,102)	(21,544)	(9,550)	(8,619)
Amortization of deferred financing costs	(1,485)	(1,418)	(266)	—
Minority interest	(628)	(318)	—	—
Income (loss) before reorganization items and income tax provision	(14,286)	(18,373)	(14,530)	4,179
Reorganization items	—	—	—	(15,692)
Gain on reorganization and fresh-start accounting	—	—	—	582,109
Income (loss) from continuing operations before income tax provision	(14,286)	(18,373)	(14,530)	570,596
Income tax provision (benefit)	3,936	(4,455)	5,469	2,288
Income (loss) from continuing operations	(18,222)	(13,918)	(19,999)	568,308
Discontinued operations:
Income (loss) from discontinued operations, net of tax (2005 includes $10,175 net loss from sale of discontinued operations)	(13,139)	11	(304)	655
Net income (loss)	$(31,361)	$(13,907)	$(20,303)	$568,963
Net sales summary:
Domestic net sales	$292,765	$277,344	$141,230	$99,460
International net sales	175,851	160,185	80,774	51,005
Consolidated net sales	$468,616	$437,529	$222,004	$150,465

The following description of results of operations is presented for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003.

2005 Compared to 2004

Net Sales

Net sales for the year ended December 31, 2005 were $468.6 million, which compares to $437.5 million for the year ended December 31, 2004, which is an increase of 7.1%. Domestic sales for 2005 were $292.8 million and increased by 5.6% compared to $277.3 million for 2004. The increase in domestic sales was seen across all brands and was driven primarily by a stronger industrial economy in the U.S. as well as new product initiatives. International sales for the year ended December 31, 2005 were $175.9 million, which compares to $160.2 million for the year ended December 31, 2004, an increase of 9.8%. Excluding the effects of foreign currency fluctuations of approximately $7.6 million, international sales would have been up 4.6% compared to 2004, which is attributable primarily to market share increases in Asia-Pacific, Latin America and South Africa. Net sales in 2005 increased approximately $13.6 million as a result of new product initiatives, $6.0 million as a result of price increases, and $3.9 million as a result of improved demand and market conditions over 2004 net sales. We take advantage of pricing opportunities when they are available, and when required by market or competitive conditions, we will make pricing concessions. As a result of increases in the costs of certain raw materials, principally copper, steel and brass, we implemented price increases in the U.S. in the fourth quarter of 2005 and 2004.

Gross Margin

Gross margin for the year ended December 31, 2005 was $131.8 million, as compared to $126.7 million for the year ended December 31, 2004, an increase of 4.0%. As a percentage of sales, gross margin was 28.1% for 2005 as compared to 29.0% for the year ended December 31, 2004. The decrease in gross margin percentage is principally a result of higher material costs. Material cost increases negatively impacted gross margin by approximately $30.0 million relative to last year. The overall increase in material costs was attributable to higher prices for key raw materials such as copper, brass, and steel. In addition, the effect of translating the local currency results of the Company’s international business units into U.S. dollars, which did not affect gross margin expressed as a percentage of sales, resulted in an increase in gross margin of $2.0 million for 2005 as compared with the prior year.

For the year ended December 31, 2005, new product initiatives improved gross margin by approximately $4.0 million. The Company’s global cost reduction and containment initiatives, net of increased freight and warranty costs, increased gross margin by approximately $23.0 million. Gross margin improved as a result of an increase in average unit selling prices of $6.0 million in 2005 as compared with the prior year and primarily reflect the partial pass through of commodity cost increases.

Rebates under the modified distributor incentive plan increased to $14.6 million, 3.1% of net sales for the year ended December 31, 2005 compared to $14.4 million, 3.3% of net sales for 2004.

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses were $114.7 million for the year ended December 31, 2005, which compares to $107.3 million for the year ended December 31, 2004, which is an increase of 6.9%. As a percentage of sales, selling, general and administrative expenses were 24.5% for the year ended December 31, 2005, versus 24.5% for the year ended December 31, 2004. Selling, general and administrative expenses increased $4.0 million in 2005 primarily as a result of additional sales and marketing initiatives including the expansion and development of international markets, increased new product development, and other expansion initiatives. Expenses also increased over 2004 by $1.3 million related to increased professional fees principally related to compliance with the Sarbanes-Oxley Act of 2002, other governance costs, and legal costs associated with patent and trademark matters. In addition, costs increased approximately $2.1 million compared to 2004 related to management incentive compensation and separation costs.

During the year ended December 31, 2004, we incurred restructuring costs of $5.9 million related to the relocation and consolidation of certain U.S. manufacturing facilities. Also included in restructuring charges for the year ended December 31, 2004 was approximately $2.9 million of severance costs related to reorganizing the domestic workforce to improve efficiency and productivity. There were no such costs incurred during the year ended December 31, 2005.

Amortization of intangibles was $3.3 million for the year ended December 31, 2005 compared to $3.4 million for the year ended December 31, 2004.

Interest expense was $24.1 million for the year ended December 31, 2005, compared to $21.5 million for the year ended December 31, 2004. The increase in interest expense in 2005 resulted from an overall increase in long-term debt as well as an increase in our average borrowing rate.

Minority interest expense was $0.6 million for the year ended December 31, 2005 as compared to $0.3 million for 2004. The increase is a result of improved earnings at our foreign operations.

An income tax provision of $3.9 million primarily related to the results of our foreign operations, was recorded on a pretax loss from continuing operations of $14.3 million for the year ended December 31, 2005. An income tax benefit of $4.5 million was recorded on a pretax loss of $18.4 million for the year ended December 31, 2004 reflecting the net effect of reductions in deferred U.S. income tax liabilities and foreign tax expense.

The loss from discontinued operations of $13.1 million in 2005 primarily resulted from the Company’s sale of the GenSet subsidiary and from the recording of impairment losses related to the discontinued operations of other subsidiaries sold in the first quarter of 2006. See Note 4 Discontinued Operations to the consolidated financial statements.

2004 Compared to 2003

Net Sales

Net sales for the year ended December 31, 2004 were $437.5 million, which compares to $222.0 million for the seven months ended December 31, 2003 and $150.5 million for the five months ended May 31, 2003, respectively, which is an increase of 17.4%. Domestic sales for 2004 were $277.3 million compared to $141.2 million and $99.5 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively. The increase in domestic sales was seen across all brands and was driven primarily by a stronger industrial economy in the U.S. as well as increases in market share. International sales for the year ended December 31, 2004 were $160.2 million, which compares to $80.8 million for the seven months ended December 31, 2003 and $51.0 million for the five months ended May 31, 2003, respectively, an increase of 21.9%. Excluding the effects of foreign currency fluctuations, international sales would have been up 4.7% compared to 2003, which is attributable primarily to increases in Asia-Pacific, Latin America and South Africa. We take advantage of pricing opportunities when they are available, and when required by market or competitive conditions, we will make pricing concessions. As a result of sharp increases in the prices of certain raw materials, in particular metal prices, we implemented a limited price increase in the U.S. in July 2004 and a more comprehensive price increase in the U.S. in the fourth quarter of 2004. The timing of these increases was such that the impact on our sales for 2004 was not material.

Gross Margin

Gross margin for the year ended December 31, 2004 was $126.7 million, as compared to $65.1 million for the seven months ended December 31, 2003 and $55.6 million for the five months ended May 31, 2003, an increase of 5.0%. As a percentage of sales, gross margin was 29.0% for 2004 as compared to 29.3% for the seven months ended December 31, 2003 and 36.9% for the five months ended May 31, 2003. Gross margin for the seven months ended December 31, 2003 includes a $4.4 million excess inventory write-down reflecting a change in working capital strategy, a $2.7 million charge resulting from a change in estimate related to our product warranty reserve, and a non-cash charge of approximately $2.8 million related to the write-up of foreign inventory in connection with fresh-start accounting. These costs had the effect of reducing our gross margin for the seven months ended December 31, 2003 by 4.5 percentage points. The effect of translating the local currency results of the Company’s international business units into U.S. dollars, which did not affect gross margin expressed as a percentage of sales, resulted in an increase in gross margin of $6.3 million for 2004 as compared with the prior year.

For the year ended December 31, 2004, the benefit of higher sales volume was largely offset by higher rebates, material costs,, increased overhead spending, costs associated with the relocation of production to our Denton, Texas facility and, to a lesser extent, lower average realized unit selling prices. Material costs negatively impacted gross margin by approximately $9.2 million relative to 2003. The overall increase in material costs was attributable to: (1) higher prices for key raw materials such as copper, brass and steel, (2) temporary inefficiency costs related to increased outsourcing in the U.S. of component production and higher in-bound freight costs, and (3) unfavorable product mix.

For the year ended December 31, 2004, overhead spending, primarily for the U.S. operations, increased approximately $4.0 million more than would have been expected as a result of increased production levels. This is largely attributable to incremental costs related to establishing and operating the Roanoke, Texas facility. Additionally, other costs of sales increased approximately $1.4 million during 2004 due to the relocation of production to the Company’s Denton, Texas facility. These increases occurred primarily in the first three quarters of 2004 and were compounded by a sharp increase in demand.

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

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses were $107.3 million for the year ended December 31, 2004, which compares to $64.1 million and $41.5 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively, which is an increase of 1.6%. As a percentage of sales, selling, general and administrative expenses were 24.5% for the year ended December 31, 2004, versus 28.9% for the seven months ended December 31, 2003 and 27.6% for the five months ended May 31, 2003. Included in the seven months ended December 31, 2003 was a charge of approximately $1.8 million in recognition of the bankruptcy of one of our customers and the deteriorated aging in other receivable accounts. Selling, general and administrative expenses increased $4.8 million in 2004 as a result of additional sales and marketing initiatives including the expansion and development of international markets, increased new product development, and other expansion initiatives. Expenses also increased over 2003 by $2.3 million related to compliance with the Sarbanes-Oxley Act of 2002 and other governance costs, $1.3 million related to legal costs associated with patent and trademark matters, $1.8 million associated with improvements made to our domestic information system and organization, and $3.8 million as a result of changes in foreign currency rates. Partially offsetting these increases compared to 2003 was a reduction of $2.5 million related to separation and management incentive compensation. The remaining increase in selling, general and administrative expenses in 2004 compared to 2003 relates primarily to expenses that fluctuate with sales such as commissions.

During the year ended December 31, 2004 we incurred restructuring costs of $8.8 million related to the relocation and consolidation of certain U.S. manufacturing facilities, compared to $1.9 million and $0.5 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively. Also included in restructuring charges for the year ended December 31, 2004 was approximately $2.9 million of severance costs related to reorganizing the domestic workforce to improve efficiency and productivity.

Amortization of intangibles was $3.4 million for the year ended December 31, 2004 compared to $2.4 million and $0.3 million for the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively. The increase in expense during 2004 results from a full year of amortization expense related to the revaluation of our intangible assets in connection with fresh-start accounting.

Interest expense was $21.5 million for the year ended December 31, 2004, compared to $9.6 million for the seven months ended December 31, 2003 and $8.6 million for the five months ended May 31, 2003, respectively. The increase in interest expense in 2004 resulted from an overall increase in long-term debt as well as an increase in our average borrowing rate.

Reorganization items for the five months ended May 31, 2003 were $15.7 million and included $14.9 million of professional fees, $0.2 million paid under the key employee retention program and $0.6 million of other reorganization costs.

An income tax benefit of $4.5 million was recorded on a pretax loss of $18.4 million for the year ended December 31, 2004. An income tax provision of $5.5 million was recorded on a pretax loss of $14.5 million for the seven months ended December 31, 2003, and a tax provision of $2.3 million was recorded on pretax income of $570.6 million for the five months ended May 31, 2003. The income tax provision for these periods differs from that determined by applying the U.S. federal statutory rate primarily due to the gain from reorganization and adoption of fresh-start accounting, nondeductible expenses and the valuation allowance established for deferred tax assets. The income tax provision for the 2003 periods primarily relates to income generated in foreign jurisdictions.

Future Effects of Fresh-Start Accounting

In accordance with SOP 90-7, we adopted fresh-start accounting whereby our assets, liabilities and new capital structure were adjusted to reflect estimated fair value at May 31, 2003. We determined the reorganization value through consultation with our financial advisors, by developing a range of values using both comparable companies and net present value approaches. The reorganization value was based in part on financial projections prepared by us for the period from 2003 through 2012. These projections assume a compound annual growth rate for sales of approximately 3.3% with domestic sales growing at a slightly faster pace than international. The projections also assume improved profitability from continued efforts to reduce cost. We made an allocation of the reorganization value to our various asset classes which included certain estimates and judgments. Significant assumptions and estimates used in determining the reorganization value and in the allocation of the reorganization value are described in Note 6—Plan of Reorganization to the consolidated financial statements.

Restructuring and Other Charges

During the five months ended May 31, 2003, the seven months ended December 31, 2003, and the year ended December 31, 2004, we incurred restructuring and other special charges related to initiatives that we have undertaken to lower costs and improve our operational performance. A description of these initiatives is provided below. No restructuring charges were incurred during the year ended December 31, 2005.

Plant Restructurings.   Over the past several years, we have undertaken a number of projects to relocate production and consolidate manufacturing operations. These include the relocation of substantially all of our Asia-Pacific production from Australia to Malaysia, the relocation of our high-volume assembly operations for our U.S. gas apparatus and arc welding gun and accessory products to Mexico, the relocation of our U.S. arc welding power supply manufacturing to Malaysia and the consolidation of the remaining U.S. manufacturing for arc welding guns and accessories with our facility in Denton, Texas. Costs related to these initiatives were $0.5 million for the five months ended May 31, 2003, $1.9 million for the seven months ended December 31, 2003, and $8.8 million in 2004. No further costs have been incurred related to this initiative. Costs related to these projects are included in restructuring costs.

Reorganization Items

Reorganization items are items of income, expense and loss that were realized or incurred by the Predecessor Company as a result of our decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for the five months ended May 31, 2003, consist of the following:

Five Months
Ended
May 31, 2003
(In millions)
Professional fees and expenses	$14.9
Costs associated with debtor-in-possession financing	0.1
Accrued retention plan costs	0.2
Other reorganization items	0.5
Cash outlays for reorganization items	$15.7

Reorganization items accrued at May 31, 2003 were approximately $9.3 million for payments expected to be made during the winding-down period of the reorganization. At December 31, 2005, there was no remaining balance in this accrual.

Liquidity and Capital Resources

Liquidity.   Our principal uses of cash will be capital expenditures, working capital and debt service obligations. We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Revolver, described below.

The Company and its U.S. Subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $9.2 million term loan (the “Term Loan”) and a $2.1 million delayed draw term loan (the “Delayed Draw Term Loan”) and $70.0 million revolving loan commitment (the “Revolver”). See Note 11—Debt and Capital Lease Obligations to the consolidated financial statements.

Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and leverage ratios relative to EBITDA, as defined in the Credit Agreement, and other customary provisions and requires refinancing of the obligations under the Second-Lien Facility by August 7, 2008. In connection with the Credit Agreement, our foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under our $30 million Second-Lien

Facility due November 7, 2008 and guaranteed our $175.0 million 9¼% Senior Subordinated Notes. Interest rates on the Credit Agreement have been reduced to, at our option, LIBOR (4.39% as of December 31, 2005) plus 2.25% or the prime rate (7.00% at December 31, 2005) plus 0.5% on the revolving facility, and LIBOR (4.39% as of December 31, 2005) plus 2.50% or the prime rate plus 0.75% on the Term Loan. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Unused portions of the Revolver bear interest at the rate of 0.5% per annum. Notwithstanding the borrowing base, the Credit Agreement limits total borrowings (including all amounts under the Term Loan and Revolver) to $75 million until the Second-Lien Facility is paid or refinanced with long-term debt and requires that the Second-Lien Facility be paid or refinanced 60 days before maturity. The Amended Credit Agreement does under certain conditions, allow for the use of the Revolver to repay the Second-Lien Facility. As of December 31, 2005, we had outstanding borrowings of $31.8 million and issued letters of credit totaling $12.6 million under the Revolver. We had availability of $15.6 million under the Revolver at December 31, 2005. The Revolver terminates on November 22, 2009. The Term Loan matures on November 22, 2009 and requires equal quarterly principal payments of approximately $0.3 million per quarter beginning December 31, 2004 through October 31, 2009, with the balance of the outstanding principal being payable on November 22, 2009. As of December 31, 2005 we did not have access to the Delayed Draw Term loan.

In March 2005, we entered into amendments which modified financial covenants in the Credit Agreement and enabled us to extend our Second-Lien Facility. On July 27, 2005, August 8, 2005, October 5, 2005 and November 7, 2005, we further amended the Credit Agreement to modify certain financial and non-financial covenants and enable us to extend and expand our $20.0 million Second-Lien Facility by $10.0 million. On December 29, 2005 the Company further amended the Credit Agreement to permit the sale of the Stock of GenSet and Soltec, and to decrease both the total loan commitment and the Revolver loan commitment. The amendment further stipulated that the net proceeds of each of the GenSet sale and Soltec sale be applied to the principal balance of the Revolver. Both the GenSet and the Soltec sales have been completed and the net proceeds applied to the Revolver in the first quarter of 2006. In May 2006, the Credit Agreement was amended to (i) delete the EBITDA covenant from the agreement, (ii) modify the minimum fixed charge coverage ratio and (iii) modify the maximum leverage ratio covenants. In July 2006, the Credit Agreement was further amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 reduction per quarter thereafter until the coverage ratio reaches 4.00 which occurs during the quarter ending March 31, 2010, (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and theafter and (iii) establish a minimum availability requirement of $5 million.

On July 29, 2004, we entered into the $20.0 million Second-Lien Facility. Borrowings under the Second-Lien Facility were used to repay a portion of the amount outstanding under the Revolver. The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company, our domestic subsidiaries and certain of our foreign subsidiaries. The Second-Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants. On March 16, 2005, the Second-Lien Facility was amended to modify a financial covenant. The Second-Lien Facility was further amended on March 30, 2005 to modify a financial covenant and extend its maturity until April 30, 2006. On March 31, 2005, August 8, 2005 and October 7, 2005, we amended the Second-Lien Facility to modify certain financial and non-financial covenants.

On November 7, 2005, we and certain of our subsidiaries further amended the Second-Lien Facility to increase the amount of borrowings from $20.0 million to $30.0 million, extend the maturity of the facility from April 30, 2006 to November 7, 2008, and obtain a more attractive interest rate. Proceeds were used to repay a portion of the Revolver. In July 2006, we amended the Second-Lien Facility to increase the amount of borrowings from $30 million to $50 million. The proceeds were used to repay the Term Loan in full with the balance of the proceeds being used to pay a portion of the Revolver. The Second-Lien Facility, as amended, accrues interest at our option, at LIBOR (4.39% as of December 31, 2005) plus 4.50%, or an alternative base rate of the greater of (i) the Prime Rate or (ii) the federal funds rate plus one half of 1.00%, plus 3.50%.

In May, 2006, the Credit Agreement and the Second-Lien Facility were also amended to permit, under certain conditions, the redemption of Senior Subordinated Notes with excess cash flow, as defined in the Indenture and to extend the time by which we are required to provide certain financial information.

On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings from $30 million to $50 million. The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver.

At December 31, 2005, we were in compliance with the financial covenants, as relaxed in the Amended Credit and Second-Lien Facility Agreements. We expect to remain in compliance with the financial covenants (as amended) during 2006 by achieving our 2006 financial plan, which includes realizing sales of new products to be introduced throughout 2006, price increases for existing products, and successfully implementing certain cost reduction initiatives including our global continuous improvement program referred to as TCP and our program for foreign sourcing of manufacturing. We also are actively exploring the sale of one additional non-core business unit to generate additional liquidity. If we are not successful in achieving the 2006 financial plan, we could also pursue other alternatives to repay debt and improve liquidity. These alternatives, as discussed in Part 1, Item 1A, “Risk Factors,” include deferral of certain capital expenditures and reduction of costs. If we are not successful in achieving the 2006 financial plan, as well as the aforementioned alternatives, we may not be in compliance with the revised financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility. There can be no assurance that we could obtain such an amendment, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on our financial condition.

The Senior Subordinated Notes (the “Notes”) accrue interest at 9 1/4% per annum, which is payable semiannually in cash. The Notes are guaranteed by our domestic subsidiaries, which are also borrowers or guarantors under the Amended Credit Agreement, and certain of our foreign subsidiaries. The Notes contain customary covenants and events of default, including covenants that limit our ability and our subsidiaries’ abilities to incur debt, pay dividends and make certain investments. On May 16, 2006, we amended the indenture for the Senior Subordinated Notes to, among other things, extend the time by which we must file with the Securities and Exchange Commission our Annual Report on Form 10-K for the year ended December 31, 2005 and any other reports then due, and obtain a waiver for the default resulting from our failure to timely file the 2005 Annual Report. In consideration for the amendment, we paid noteholders who consented to the amendment a consent fee of $2.50 for each $1,000 in principal amount of Notes. The amendment also requires us, subject to certain conditions, to annually use our excess cash flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the Notes pursuant to which we will offer to repurchase outstanding Notes at a purchase price of 101% of their principal amount.

On July 21, 2006, the Company commenced a consent solicitation seeking amendments to the indenture governing Notes and waiving existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the Securities and Exchange Commission. The amendments would extend the time for filing these reports to August 21, 2006 and for additional fees that could aggregate to $2 million would also allow the Company to elect to extend the time within which the Company must file its second quarter 2006 Form 10-Q to no later than December 17, 2006. Under the consent solicitation, the indenture would be amended to provide for the payment of additional Special Interest on the Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0 with the payment of contingent cash consent fees to consenting holders of the Notes. As of July 31, 2006, holders of 100% of the outstanding Notes have consented to the solicitation.

Until the execution of the amendments to the indenture, the Company has the right to (i) terminate the solicitation for any reason, (ii) amend the terms of the solicitation, (iii) modify the form or amount of the consideration to be paid pursuant to the solicitation or (iv) waive any of the conditions to the Solicitation, subject to applicable law. The Company intends to execute the amendment.

In 2006, we anticipate our capital expenditures will be approximately $15.0 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.6 million and $1.7 million, respectively. We expect our operating cash flow, together with available borrowings under the Revolver, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements of the Credit Agreement and Second-Lien Facility, the Notes and our other long-term obligations for 2006. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Working Capital and Cash Flows.   The operating activities of our continuing operations used $16.1 million of cash during the year ended December 31, 2005, compared to cash used of $14.5 million during the year ended December 31, 2004. This includes the change in operating assets and liabilities which used $(3.5) million of cash for the year ended December 31, 2005, compared to $10.7 million of cash used in the year ended December 31, 2004 and consisted of:

•       Accounts receivable used $11.4 million of cash in 2005, compared to $7.8 million of cash used during the year ended December 31, 2004. The increase in accounts receivable in 2005 resulted primarily from the increased sales in 2005.

•       Inventory used $13.8 million of cash in 2005 compared to $14.5 million of cash used in the year ended December 31, 2004. The increase in inventory during 2005 resulted primarily from the increased material costs in 2005 and higher stock levels carried as part of the initiative to improve delivery performance.

•       In 2005, $18.8 million of cash in flow arose from increased accounts payable, which compares to $3.5 million of cash generated in the year ended December 31, 2004.

•       Increased accrued interest of $0.2 million in 2005 relating primarily to the Notes increased cash.

The sale of discontinued operations in December 2005 as discussed in Note 4 Discontinued Operations to the consolidated financial statements generated $4.8 million of positive cash flow which was utilized to pay down debt in the first quarter of 2006.

Cash used for capital expenditures was $9.2 million during the year ended December 31, 2005, compared to $12.8 million in the year ended December 31, 2004.

Financing activities generated $24.6 million of cash during 2005, which compares to $21.6 million of cash generated during the year ended December 31, 2004. Net borrowings were $23.9 million during the year ended December 31, 2005, but were partially offset by $0.7 million of deferred financing fees. The increase in borrowings was used primarily to fund working capital requirements.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Where applicable, information included in our consolidated financial statements and notes are cross-referenced in this table.

	Payments Due by Period
						2010 and
Contractual Obligations	Total	2006	2007	2008	2009	Beyond

Long-term debt	$354,105	$22,706	$20,815	$50,703	$20,131	$239,750
Capital leases	23,542	3,144	2,890	3,063	3,306	11,139
Operating leases	16,932	3,783	3,471	3,106	2,392	4,180
Purchase obligations	22,235	13,825	4,208	4,202	—	—
Total	$416,814	$43,458	$31,384	$61,074	$25,829	$255,069

The amounts shown for capital leases and long-term debt include the effective interest expense component. Our purchase obligations relate primarily to inventory purchase commitments. At December 31, 2005, we had issued letters of credit totaling $12.6 million under the revolving credit facility.

Market Risk and Risk Management Policies

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as well as changes in interest rates on our long-term debt arrangements. In addition, we have exposure to changes in the prices of certain commodities, particularly copper, brass and steel. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

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

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. Historically, our estimates and assumptions have been determined to be reasonable and accurate. No material adjustments to our accounting policies have been made in 2005 or 2004. We believe the following are some of the more critical judgmental areas in the application of our accounting policies that affect our financial condition and results of operations.

Bankruptcy Accounting

From the time of our Chapter 11 bankruptcy filing, through our emergence in May 2003, we have applied the provisions in SOP 90-7. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements, but it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As described in the Plan of Reorganization Note to the financial statements, we have accounted for the reorganization using the principles of “fresh-start” accounting as required by SOP 90-7.

Inventories

Inventories are a significant asset, representing 20.5% of total assets at December 31, 2005. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last in, first-out (LIFO) method, which represents 63.3% of consolidated inventories, and our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 36.7% of consolidated inventories.

We continually apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock and providing valuation allowances as necessary. Should we not achieve our expectations of the net realizable value of our inventory, future losses may occur.

Accounts Receivable and Allowances

We maintain an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for amounts owed. We estimate this allowance based on knowledge and review of historical receivables, write-off trends and reserve trends, the financial condition of our customers and other pertinent information. If the financial condition of our customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required.

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

We account for our intangible assets, excluding goodwill and trade names, in accordance with SFAS No. 144, which requires us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to recover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

Our trademarks are generally associated with our significant and well-established product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of our trademarks’ useful lives.

We test goodwill for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, we perform our impairment analysis on a consolidated enterprise level. We use comparable market values, market prices and the present value of expected future cash flows to estimate fair value. We must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates. Based on an impairment analysis we completed in the fourth quarter of 2005, no adjustment to the carrying value of our goodwill was deemed necessary as of December 31, 2005.

Upon emergence from bankruptcy, certain intangibles had a fair value of $33.4 million and were determined to have an indefinite life for financial reporting purposes and no tax basis. As a result, deferred tax liabilities of $12.7 million were recorded in 2003 with a corresponding increase in goodwill.

As a result of the 2003 bankruptcy restructuring, the Company recognized cancellation of indebtedness income. Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, provided that the Company reduces its basis in its tax attributes. This attribute reduction includes reducing the tax basis in the stock of the Company’s subsidiaries. This reduction in stock basis creates a difference between the Company’s book and tax basis in the subsidiary stock for which a deferred income tax liability was recorded. The final determination of the reduction in tax attributes was made following the bankruptcy restructuring with the filing of the Company’s federal income tax return and with positions taken with respect to the manner in which we would reduce our tax attributes. As a result, the Company revised certain estimates and recorded adjustments to increase deferred tax liabilities by $60.2 million, made a cumulative catch up adjustment of $9.5 million income tax benefit in the statement of operations to reflect the reduction in the basis difference in the subsidiary stock from the fresh-start accounting date through September 30. 2004, with an offsetting increase of $69.7 million in goodwill. Subsequent reductions in the book-tax basis difference as a result of post 2003 bankruptcy restructuring activity are recorded in the statement of operations. The Company further reduced its deferred tax liability with an increase to income tax benefit in the statement of operations in the fourth quarter of 2004 for $2,752 for a total reduction of $12,252 in 2004 and $3,578 in 2005.

Revenue Recognition

The Company sells a majority of its products through distributors with standard terms of sale of FOB shipping point or FOB destination. The Company has certain consignment arrangements whereby revenue is recognized when products are used by the customer from consigned stock. Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured.

The Company sponsors a number of incentive programs to augment distributor sales efforts. Included in the Company’s incentive programs are certain rebate programs and sales and market share growth incentive programs. The costs associated with these sales programs are recorded as a reduction of revenue.

Terms of sale generally include 60-day payment terms and standard warranties for which reserves, based upon historical experience, have been recorded. Restocking charges will generally be assessed for product that is returned due to issues outside the scope of the Company’s warranty agreements.

Certain shipping and handling costs totaling $10.9 million, $9.6 million, $4.6 million, and $3.3 million for the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003, were recorded in selling, general and administrative expenses, respectively.

Income Taxes

We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to the excess of the fresh-start accounting valuation over the tax basis of our primary operating subsidiary, net operating loss carryforwards, fixed assets, intangible assets and post-employment benefits.

We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2005, a valuation allowance has been recorded against our deferred tax assets based upon this assessment. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.

We have established provisions for deferred taxes on the majority of the accumulated unremitted earnings of our foreign subsidiaries. The majority of the earnings of our foreign subsidiaries are deemed included in our U.S. income tax return under I.R.C. Section 956 relating to the earnings of a foreign subsidiary which guarantees the borrowings of its U.S. parent. However, upon actual or deemed distribution of those earnings, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in amounts which differ from the estimates we have recorded.

We are periodically audited by U.S. and foreign tax authorities regarding the amount of taxes due. In evaluating issues raised in such audits, reserves are provided for exposures as appropriate. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the effective tax rate in a given financial statement period may be impacted.

As a result of the 2003 bankruptcy restructuring, the Company recognized cancellation of indebtedness income. Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, provided that the Company reduces its  basis in its tax attributes. This attribute reduction includes reducing the tax basis in the stock of the Company’s subsidiaries. This reduction in stock basis creates a difference between the Company’s book and tax basis in the subsidiary stock for which a deferred income tax liability was recorded. The final determination of the reduction in tax attributes was made following the bankruptcy restructuring with the filing of the Company’s federal income tax return and with positions taken with respect to the manner in which we would reduce our tax attributes. As a result, the Company revised certain estimates and recorded adjustments to increase deferred tax liabilities by $60.2 million, made a cumulative catch up adjustment of $9.5 million income tax benefit in the statement of operations to reflect the reduction in the basis difference in the subsidiary stock from the fresh-start accounting date through September 30, 2004, with an offsetting increase of $69.7 million in goodwill. Subsequent reductions in the book-tax basis difference as a result of post 2003 bankruptcy restructuring activity are recorded in the statement of operations. The Company further reduced its deferred tax liability with an increase to income tax benefit in the statement of operations in the fourth quarter of 2004 for $2,752 for a total reduction of $12,252 in 2004, and $3,578 in 2005.

Factors That May Affect Future Results

For a discussion of factors that may affect future results see “Risk Factors.”

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. We adopted the provisions of SFAS No. 151 in 2004 without a material impact to our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method. As discussed in the Stock Options Note to the financial statements, the impact of the adoption of SFAS No. 123(R) is estimated to result in a charge of $0.9 million to income before income taxes in 2006 related to unvested options as of December 31, 2005 and stock options expected to be granted in 2006.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risk relates to fluctuations in currency exchange rates, commodity price risk and interest rates.

A substantial portion of our operations consist of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia, Canada and South America. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates in the foreign markets in which we distribute our products. Our exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, Italy, Malaysia, Mexico and Brazil as well as in the United States. A substantial portion of the products manufactured in most of these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the United States are denominated in U.S. dollars, which further limits our exposure to changes in the exchange rates. We are most susceptible to a strengthening U.S. dollar and the negative effect when local currency financial statements are translated into U.S. dollars, our reporting currency. We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are material to our financial results. As a result, we do not actively try to manage our exposure through foreign currency forward or option contracts.

Copper, brass and steel constitute a significant portion of our raw material costs. These commodities are subject to price fluctuations which we may not be able to pass on to our customers. We have not experienced and do not anticipate constraints on the availability of these commodities. A hypothetical 10% adverse change in commodity prices on our projected annual purchases of these three commodities would increase annual costs $5.0 million with brass and copper comprising the majority of these commodity purchases.

In order to manage interest costs, we entered into an interest rate swap arrangement on February 24, 2004 to convert $50.0 million of the Senior Subordinated Notes into variable rate debt. We pay interest on the swap at LIBOR plus a spread of 442 basis points. Interest rate risk management agreements are not held or issued for speculative or trading purposes. We are also exposed to changes in interest rates primarily as a result of long-term financial arrangements that have variable interest rates. At December 31, 2005, we had approximately $70.6 million of variable rate debt. With this amount of variable rate debt, and including the effects of the $50.0 million interest rate swap, a hypothetical 100 basis point increase in our variable borrowing rates would result in an increase in interest expense of approximately $1.2 million annually.

Item 8.                        Financial Statements and Supplementary Data

The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in the Company’s Current Report on Form 8-K filed on July 19, 2006, the Company received a letter dated July 13, 2006 from Ernst & Young LLP (“Ernst & Young”) informing the Company they will resign as the Company’s independent registered public accounting firm effective as of the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The reports of Ernst & Young on the Company’s financial statements as of and for the year ended December 31, 2004 and as of and for the seven months ended December 31, 2003 have been withdrawn. The Company has restated its previously filed financial statements for the seven months ended December 31, 2003, the second, third and fourth quarters of 2003, the year ended December 31, 2004, each of the quarters in the year ended December 31, 2004 and each of the first three quarters of 2005 to correct errors in accounting for certain income tax matters, foreign curreny translation, certain foreign business units and miscellaneous other matters.

In connection with the audits of the Company’s financial statements for the years ended December 31, 2004 and 2005 and subsequent periods, there have been no disagreements (as described under Item 304(a)(1)(iv) of Regulation S-K) to date between Ernst & Young and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures that, if not resolved to the satisfaction of Ernst & Young, would cause Ernst & Young to make reference to the subject matter of the disagreement in connection with considering its report on the Company’s financial statements for such periods.

During the years ended December 31, 2005 and 2004 and through July 13, 2006, there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K, except as follows:

•  The Company disclosed certain material weaknesses in its internal controls over financial reporting in its Annual Report on Form 10-K filed on March 17, 2005 and its Quarterly Reports on Form 10-Q filed on May 10, 2005, August 9, 2005 and October 9, 2005. For a discussion of these material weaknesses, See Item 9A—“Controls and Procedures” in the Company’s 2004 Annual Report on Form 10-K filed on March 17, 2005 and Item 4—“Controls and Procedures” in each of its Quarterly Reports on Form 10-Q filed in 2005; such sections are incorporated herein by reference.

•  Material weaknesses existing as of December 31, 2005 are discussed in Item 9A—“Controls and Procedures” in this Annual Report on Form 10-K.

Supplemental information to the Company’s Form 8-K filed with the SEC on July 19, 2006 will be provided by August 7, 2006.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and preparation of published financial statements.

As of December 31, 2005, our management evaluated the effectiveness of our disclosure controls and procedures and concluded that certain disclosure controls and procedures were not effective because of the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting. In light of the material weaknesses identified in 2005 and the resulting restatement of financial statements for the year ended December 31, 2004 and the seven months ended December 31, 2003, our discussion of and disclosures about controls and procedures in earlier periods might have included additional matters.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer and with the assistance of various accounting consultants, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2005 because of several material weaknesses discussed below.

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A description of the material weaknesses that existed as of December 31, 2005, as well as their actual and potential effect on the presentation of the Company’s consolidated financial statements issued during their existence, is discussed below.

Financial Statement Close Process:   Internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting at December 31, 2005. The primary factors contributing to this material weakness were: (i) the turnover of various accounting personnel during the year, including the Chief Financial Officer, Corporate Controller, Director of Tax, and the Director of Financial Reporting, (ii) the Company did not maintain a sufficient complement of personnel with a level of knowledge of the Company’s accounting records and technical competence to ensure proper application of U.S. generally accepted accounting principles, (iii) the Company did not maintain sufficient written policies and procedures, and support, particularly with respect to certain elimination entries and fresh-start accounting entries relative to the financial statement consolidation process, which contributed to the improper determination of the loss on asset dispositions and contributed to the material weakness described below in accounting for foreign currency, (iv) the Company did not maintain effective controls to provide reasonable assurance that certain balance sheet accounts were complete, accurate, agreed to detailed support, and were based on reasonable assumptions and that account reconciliations were properly performed, reviewed and approved, including the allowance for doubtful accounts, inventory received not vouchered accrual, severance accrual, group insurance accrual and pension liability.

Foreign Currency Accounting:   We concluded that our records and Company personnel knowledge of our foreign currency accounting, particularly with regard to inter-company related balances, were inadequate and represented a material weakness. The insufficient controls include (i) limited knowledge by foreign personnel in determining the proper classification between income and other comprehensive income and (ii) insufficient review by knowledgeable U.S. personnel responsible for financial reporting.

Income Tax Accounting:   During the year end financial statement close process, adjustments were recorded to deferred income tax liabilities and state income tax liabilities and to adjust the income tax provision. The reduction of deferred income taxes and related reduction of our income tax provision arose from subsequent changes in the book-tax basis difference of our primary subsidiary since our emergence from bankruptcy. We also recorded state tax liabilities potentially arising from certain tax filing positions. We did not maintain effective controls to identify and properly account for these concepts. We have concluded we have a material weakness for insufficient controls related to the determination and reporting of the liabilities for deferred taxes and state income taxes and the provision for income taxes.

Oversight and Monitoring of Certain International Locations:   During the year end financial statement close process, we identified various adjustments to the amounts reported by two of our smaller international locations. We have concluded that a material weakness continued to exist with regard to our accounting procedures at certain foreign subsidiaries and our corporate oversight and review of these locations as of December 31, 2005.

Reconciliation of Inter-company Account Balances:   As of September 30, 2005, we identified a control deficiency relating to the reconciliation of inter-company account balances, which represented a material weakness. The control deficiency resulted from inadequate procedures to reconcile the inter-company account balances and analyze unmatched items. In evaluating the control deficiency it was determined that certain items pertained to periods both prior to and subsequent to our application of fresh-start accounting upon our emergence from bankruptcy. As such, this material weakness resulted in adjustments to inter-company balances, accumulated other comprehensive loss and other income. In addition, as noted above, a material weakness was identified as of December 31, 2005 related to foreign currency accounting, primarily with regard to inter-company related balances. Therefore, we have concluded this material weakness continued to exist as of December 31, 2005.

Collectively, these material weaknesses resulted in the Company not being able to file its 2005 financial statements on Form 10-K timely as required by the SEC and required the Company to restate its consolidated financial statements for the year ended December 31, 2004 and the seven months ended

December 31, 2003 and its quarterly consolidated financial statements for the first three quarters of 2005, each quarter in 2004 and the second, third and fourth quarters in 2003.

The Company’s independent registered public accountant, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears below.

Remediation of Material Weaknesses

As of December 31, 2004, our management concluded that certain controls and procedures, were not effective because of the material weaknesses relative to the oversight and monitoring of our smaller international locations; ineffective controls over property, plant and equipment; insufficient procedures for the analysis of inventory variances in connection with interim reporting; and insufficient procedures for the determination and reporting of the provision for income taxes and the related deferred income tax balances for interim financial reporting purposes. Additionally, as of September 30, 2005, our management identified a control deficiency relating to the reconciliation of inter-company account balances, which represented a material weakness. As of December 31, 2005, we have remediated the material weaknesses related to the analysis of inventory variances in connection with interim financial reporting and the ineffective controls over property, plant and equipment. Variances between our actual manufacturing costs and our standards are now evaluated on a monthly basis to determine the amounts which should be capitalized in our inventory valuations for financial reporting purposes. We conducted a comprehensive review of our property, plant and equipment to ensure the proper accounting of all leases and the adjustments associated with Fresh-Start Accounting. We also initiated new review procedures and on-site financial reviews at our operating units to ensure proper determinations of depreciation expense and treatment of non-recurring transactions, such as significant leasing transactions.

As discussed above, as of December 31, 2005, there were material weaknesses in the Company’s internal control over financial reporting. We currently are unable to determine when these material weaknesses will be fully remediated, however we intend to address these material weaknesses as described below.

We are performing a comprehensive reassessment of our financial statement close process to enhance our analysis and review process through refined procedures, more effective use of the capabilities of our commercial software package, and realignment of responsibilities among the Company personnel and contract specialists.

With regard to the turnover of key accounting personnel previously described, our Chief Financial Officer and our Director of Tax departed after the third quarter of 2005 and the Controller departed at the end of the third quarter of 2005 contributing to the material weakness in our ability to prepare and disclose on a timely basis the information required in our annual report on Form 10-K. During the second quarter of 2005 we hired a new Controller. This individual resigned in the third quarter of 2006. In early 2006 we engaged several accounting and financial specialists to assist in preparing the information required in Form 10-K. As noted above in Management’s Report on Internal Control Over Financial Reporting, following the departure of the various key personnel, we judged we had insufficient information relative to the ongoing maintenance of our fresh-start accounting adjustments and our foreign currency accounting procedures in particular. In addition, we determined there was a limited understanding among our personnel relative to certain liability and valuation allowance determinations. We performed extensive reconciliations with respect to each of these aspects of our records and delayed filing our Form 10-K until such work was completed with the assistance of accounting and financial specialists.

We are supplementing our current personnel with several outside service providers with specialized expertise. We are currently conducting a search for a controller, accounting supervisory and financial reporting and tax personnel. We have extended an employment offer to a candidate (who is currently working with us as an independent contractor) for the Chief Financial Officer position.

We have performed extensive reconciliation procedures and analysis and we have improved the documentation relative to our fresh-start accounting adjustments as they impact certain inter-company accounts and the financial statement consolidation process. We have also performed extensive reconciliation procedures and analysis and we have improved the documentation relative to our foreign currency accounting for inter-company transactions. We believe we have established more comprehensive information in our records for future reference and established new reconciliation procedures to provide accurate financial statement reporting.

With respect to our material weakness in income tax accounting, we utilize the services of another major accounting firm to assist us in reviewing our income tax provision and deferred tax balances, as well as, provide tax planning and consultative support. We have begun performing a more comprehensive analysis of components of the income tax provision on a quarterly basis. Additionally, we have implemented a more formal process to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. We now analyze these amounts and reconcile the deferred tax balances and the underlying book-tax differences on a quarterly basis.

With respect to the control weaknesses at certain foreign locations, we assigned a manager from our U.S. group to Brazil during 2005 who is on-site on a regular basis to achieve greater oversight of the operations and financial controls. In early 2006, we engaged a new manager for our South African operations. In addition, we enhanced our analytical and review procedures with respect to each of these two locations. However, due to certain adjustments that were recorded at year end in the preparation of our financial statements, we concluded that a material weakness continues to exist relative to our oversight and monitoring of these two foreign locations.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Thermadyne Holdings Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Thermadyne Holdings Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of insufficient controls in the financial statement close process, income tax accounting, oversight and monitoring of certain international locations, reconciliation of inter-company account balances, and foreign currency accounting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Thermadyne Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Financial statement close process.   Internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting at December 31, 2005. The primary factors contributing to this material weakness were: (i) the turnover of various accounting personnel during the year, including the Chief Financial Officer, Corporate Controller, Director of Tax, and the Director of Financial Reporting, (ii) the Company did not maintain a sufficient complement of personnel with a level of knowledge of the Company’s accounting records and technical competence to ensure proper application of U.S. generally accepted accounting principles, (iii) the

Company did not maintain support for certain elimination entries and fresh-start accounting entries relative to the financial statement consolidation process, which contributed to the improper determination of the loss on asset dispositions and the material weakness described below related to the accounting for foreign currency, and (iv) the Company did not maintain effective controls to provide reasonable assurance that certain balance sheet accounts were complete, accurate, agreed to detailed support, and were based on reasonable assumptions, and that account reconciliations were properly performed, reviewed and approved, including the allowance for doubtful accounts, inventory, severance accrual, group insurance accrual, pension liability, and received not vouchered accrual. This control deficiency contributed to the material weakness described below in accounting for foreign currency translation.

Oversight and monitoring of certain international locations.   The Company determined that internal controls related to the oversight and monitoring of certain international locations were not effective and represented a material weakness in internal control over financial reporting as of December 31, 2004. This material weakness continues to exist at December 31, 2005. During the year end financial statement close process, various adjustments were identified to the amounts reported by the Company’s Brazilian and South African subsidiaries.

Foreign currency accounting.   Internal controls related to foreign currency accounting were not effective and represented a material weakness in internal control over financial reporting at December 31, 2005. The Company had insufficient controls to ensure the translation of financial statement accounts denominated in foreign currencies and foreign currency transaction gains or losses were completely and accurately recorded in its financial statements in accordance with U.S. generally accepted accounting principles. The insufficient controls include (i) limited knowledge by foreign personnel in determining the proper classification between income and other comprehensive loss and (ii) insufficient review by knowledgeable U.S. personnel responsible for financial reporting. This material weakness resulted in adjustments to stockholders’ equity, other income (expense), and loss on discontinued operations.

Reconciliation of inter-company account balances.   As of September 30, 2005, the Company identified a control deficiency relating to the reconciliation of inter-company account balances, which represented a material weakness. The control deficiency resulted from inadequate procedures to reconcile the inter-company account balances and analyze unmatched items. In evaluating the control deficiency it was determined that certain items pertained to periods both prior to and subsequent to the Company’s application of fresh-start accounting upon its emergence from bankruptcy. As such, this material weakness resulted in adjustments to inter-company balances, accumulated other comprehensive loss and other income. In addition, as noted above, a material weakness was identified as of December 31, 2005 related to foreign currency accounting, primarily with regard to inter-company related balances. Therefore, the material weakness related to the reconciliation of the inter-company account balances continues to exist as of December 31, 2005.

Income tax accounting.   Certain errors were identified which required correction in the calculation of the Company’s income tax provision and related deferred tax asset and tax contingency reserve accounts. Specifically, the errors related to adjusting the deferred tax liability for subsequent changes in the book-tax basis difference of the Company’s investment in its primary subsidiary since its emergence from bankruptcy. In addition, the Company failed to properly recognize certain tax contingencies in the prior period. These errors resulted from insufficient controls including (i) limited personnel with adequate knowledge to properly maintain the income tax records and disclosure arising from fresh-start accounting and (ii) insufficient records to account for the changes in certain related book-tax basis differences that determine the deferred tax liabilities. This condition constitutes a material weakness as of December 31, 2005.

Collectively, these material weakness resulted in the Company not being able to file its 2005 financial statements on Form 10-K timely as required by the Securities and Exchange Commission and required the

Company to restate its consolidated financial statements for the year ended December 31, 2004 and the seven months ended December 31, 2003 and its quarterly consolidated financial statements for the first three quarters of 2005, each quarter in 2004 and the second, third and fourth quarters in 2003. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated August 2, 2006 on those financial statements.

In our opinion, management’s assessment that Thermadyne Holdings Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Thermadyne Holdings Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ERNST & YOUNG LLP

St. Louis, Missouri
August 2, 2006

Item 9B.               Other Information

Changes in Management

As we previously disclosed on a Form 8-K filed July 12, 2006, Steven W. Fray notified the Company of his intention to resign, effective July 20, 2006 from his position as Vice President Finance, Global Controller and Principal Accounting Officer. Mr. Fray postponed his resignation date until August 3, 2006. On July 31, 2006, the Board appointed Paul D. Melnuk Acting Principal Financial Officer.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors.

Name	Age	Position(s)
Paul D. Melnuk	51	Chairman of the Board and Chief Executive Officer
J. Joe Adorjan	66	Director
Andrew L. Berger	59	Director
James B. Gamache	51	Director
Marnie S. Gordon	40	Director
John G. Johnson, Jr.	65	Director
Bradley G. Pattelli	39	Director
John A. Boisvert	44	Executive Vice President—Brand Management
Terry Downes	39	Executive Vice President—Global Corporate Development
Dennis G. Klanjscek	56	Executive Vice President—Asia Pacific
Martin Quinn	49	Executive Vice President—Global Sales

Paul D. Melnuk

Mr. Melnuk has been a member of our Board of Directors since May 2003, was elected Chairman of the Board in October 2003, and was appointed Chief Executive Officer on January 28, 2004. Mr. Melnuk is a director and chairman of the audit committee at Petro-Canada, a multinational integrated oil and gas company headquartered in Calgary, Alberta, and a director of several private companies. Mr. Melnuk has been a managing partner of FTL Capital Partners, LLC, a private equity firm, since 2001. Prior to 2001, Mr. Melnuk served as President and Chief Executive Officer of the predecessor to The Premcor Refining Group Inc., an oil refining company, Barrick Gold Corporation, a gold mining company, and Bracknell Corporation, a contracting company.

J. Joe Adorjan

Mr. Adorjan has been a member of our Board of Directors since October 2005. He serves on our audit committee and compensation committee. Mr. Adorjan is Chairman of Adven Capital, a private equity firm and is a Partner of Stonington Partners Inc. He served as Chairman and Chief Executive Officer of Borg-Warner Security Corporation, a provider of security services, from 1995-2000. Prior to joining Borg-Warner Security Corporation, Mr. Adorjan was President of Emerson Electric. Mr. Adorjan served as Chairman and Chief Executive Officer of ESCO Electronics Corporation from 1990 to 1992. Mr. Adorjan serves as a director for Goss Graphics Systems Inc. and is Chairman of Bates Sales Company.

Andrew L. Berger

Mr. Berger has been a member of our Board of Directors since May 2003. He is Chairman of our Board’s nominating and corporate governance committee and a member of the compensation committee. Since 2003, he has been a Senior Managing Director of C.E. Unterberg, Towbin and is currently chairman of its asset management business. From 1998 until 2002, he was a member of executive management of Union Bancaire Privee in Geneva, Switzerland and was responsible for coordinating asset management activities and for corporate development. Prior thereto, he held positions in financial services businesses in New York and London, and practiced law in New York and Paris.

James B. Gamache

Mr. Gamache has been a member of our Board of Directors since May 2003. He serves on our board’s audit committee and the nominating and corporate governance committee. Mr. Gamache was the Vice President of sales, western division of Roadway Express, Inc. from February 1993 to December 2001. Thereafter, he took a special assignment as a Director of Roadway Air until September 2003, when he was named Vice President of special services for Roadway Express Inc. Since May, 2005, he has held the position of Senior Vice President of sales for YRC Regional Transportation. Mr. Pattelli, a member of our Board of Directors, is Mr. Gamache’s nephew.

Marnie S. Gordon

Ms. Gordon has been a member of our Board of Directors since May 2003. She chairs our board’s audit committee and serves on our board’s nominating and corporate governance committee. Ms. Gordon was a Director at Angelo, Gordon & Co., L.P. from 1998 until 2001. Prior to that, Ms. Gordon was a Vice President at Goldman, Sachs & Co, a position she held from 1993 until 1998. Ms. Gordon was also a Director on the board of and chair of the audit committee for Telewest Global, Inc. until March, 2006 at which time it merged with NTL. Ms. Gordon is a Chartered Financial Analyst.

John G. Johnson, Jr.

Mr. Johnson has been a member of our Board of Directors since May 2003. He is our lead director, chairman of our board’s compensation committee and serves on our board’s audit committee. Mr. Johnson was the President and Chief Executive Officer of Foamex International, Inc. from April 1999 to January 2001 and the President and Chief Executive Officer of Safety-Kleen Corp. from January 1993 to August 1997. Mr. Johnson is Chairman of the Board of Directors of GenTek Inc.

Bradley G. Pattelli

Mr. Pattelli has been a member of our Board of Directors since May 2003. Since 1998, Mr. Pattelli has been employed by Angelo, Gordon & Co., L.P. as an investment analyst, where he focuses on the leveraged loan and distressed securities markets. Previously, he served as a portfolio manager and analyst at di Silvestri Asset Management LLC. Mr. Pattelli is a Chartered Financial Analyst. Mr. Gamache is Mr. Pattelli’s uncle.

John A. Boisvert

Mr. Boisvert was elected Executive Vice President of brand management in January 2003. Previously, he served as Executive Vice President for our subsidiaries, Thermal Dynamics Corporation and C&G Systems Inc. Prior to that time, Mr. Boisvert served as the Vice President, General Operations Manager for Thermal Dynamics and C&G. He has over 20 years of experience in various capacities within Thermadyne.

Terry Downes

Mr. Downes joined Thermadyne in June 2003 as the Vice President Global Corporate Development and in March of 2006 was promoted to Executive Vice President. He has 12 years of international business development experience with primary focus in the manufacturing sector. He was previously employed by Novar PLC and Redland PLC. Terry has lived in the U.S., Latin America, Southeast Asia and Europe.

Dennis G. Klanjscek

Mr. Klanjscek has served as Executive Vice President-Asia Pacific since January 1996. Prior to January 1996, Mr. Klanjscek spent over 20 years with British Oxygen Company and six years leading a management buyout of a welding company in Australia.

Martin Quinn

Mr. Quinn was elected Executive Vice President of global sales effective March 30, 2005. From 1999 to March 30, 2005, Mr. Quinn served as Vice President marketing and sales—Asia Pacific. Prior to that, he was Managing Director—Asia.

No executive officer or director, or any associate of an executive officer or director, is a party adverse to us or any of our subsidiaries in any material proceeding or has any material interest adverse to us or our subsidiaries. Except as indicated above, no executive officer or director is related by blood, marriage or adoption to any other executive officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and beneficial owners of more than ten percent of our common stock are required by Section 16(a) of the Securities Exchange Act to file reports with the SEC detailing their beneficial ownership of the Company’s common stock and reporting changes in such beneficial ownership. The Company is required to disclose any late filings of such reports. All Section 16(a) filing requirements during 2005 were complied with on a timely basis.

Audit Committee

The audit committee assists the Company’s Board of Directors in fulfilling its financial oversight responsibilities by reviewing all audit processes and fees, the financial information that will be provided to the stockholders, and its systems of internal financial controls. The audit committee has the sole authority and responsibility to select, evaluate and, where appropriate, replace our independent public accountants. The audit committee held 22 meetings in 2005. The board has adopted a written charter for the audit committee. The charter was included as an appendix to the 2005 proxy statement and is available on our website at www.thermadyne.com.

The Company has a separately-designated audit committee. The audit committee consists of Marnie S. Gordon, J. Joe Adorjan, James B. Gamache and John G. Johnson, Jr. The Board of Directors has determined that Ms. Gordon is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Each member of the audit committee is an independent director, as defined in the listing standards of The Nasdaq Stock Market. Although our securities are not traded on The Nasdaq Stock Market, for purposes of assessing director independence, the Board of Directors uses the definition of “independence” contained in current Rule 4200(a)(15) of the listing standards of The Nasdaq Stock

Market. In addition to being “independent” under this Rule, each member of the audit committee meets the heightened criteria for independence applicable to members of audit committees under Rule 4350(d)(2)(A) of the listing standards of The Nasdaq Stock Market.

Since the release of our proxy statement in connection with the 2005 annual meeting of stockholders, we have not implemented any material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics can be found on our website at www.thermadyne.com. We intend to disclose future amendments to our Code of Ethics, as well as any waivers thereof, on our website to the extent permissible by the rules and regulations of the SEC and any exchange upon which our stock may be listed.

Item 11.                 Executive Compensation

Information about Executive Compensation

SUMMARY COMPENSATION

The following table summarizes the compensation earned during 2005, 2004 and 2003 by the Company’s chief executive officer and its four other most highly compensated executive officers who were serving as executive officers on December 31, 2005 (the “named executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-term Compensation
					Other Annual		Securities	All Other
Name and					Compensation		Underlying	Compensation
Principal Position	Year	Salary ($)	Bonus ($)		($)		Options (#)(1)	($)(2)
Paul D. Melnuk	2005	570,193	150,000	(5)	—		6,300
President and Chief	2004	428,308	—		32,400	(3)	175,000
Executive Officer	2003		—		124,517	(3)	50,000	—
John Boisvert	2005	266,288	71,000	(5)	21,363	(2)	—	—
Executive Vice President—	2004	300,850	—				50,000	3,129
Brand Management	2003	191,262	61,667				—	1,050
Terry Downes	2005	165,896	78,100	(5)	6,000	(2)	15,500	—
Executive Vice President—	2004	136,909	5,600				25,000	4,000
Global Corporate	2003	69,231	—				—	—
Development(4)
Dennis Klanjscek	2005	331,526	65,323	(5)	30,469	(2)	25,000	53,160
Executive Vice President—	2004	343,546	—				—	38,146
Asia Pacific	2003	323,280	293,961				—	34,933
Martin Quinn	2005	247,807	132,348	(5)(6)	4,478	(2)	50,000	23,190
Executive Vice President—	2004	176,056	61,889				—	42,770
Global Sales	2003	167,801	71,595				—	40,836
David L. Dyckman	2005	275,906	—		22,921	(2)	—	—
Former Executive Vice
President
Chief Financial Officer(7)

(1)          Mr. Melnuk was granted 25,000 shares as a non-employee director and 175,000 as Chief Executive Officer. All other shares held by named executive officers were granted under the 2004 Stock Incentive Plan.

(2)          All other compensation includes as follows: Paul D. Melnuk $6,300 (deferred compensation to 401(k) plan); Dennis Klanjscek (a citizen of Australia) $83,629 ($30,469 car, $45,187 to superannuation retirement fund, $7,973 to job facility); John Boisvert $21,363 ($6,000 car allowance and $15,363 one-time vacation payout); Martin Quinn (a citizen of Australia) $27,668 ($22,293 to superannuation retirement fund, $4,478 car allowance, $897 job facility); Terry Downes $6,000 (car allowance). David Dyckman $22,921 ($6,000 car allowance and $16,921 vacation payout).

(3)          Represents compensation earned as a non-employee director, prior to Mr. Melnuk’s election as an officer.

(4)          Prior to March 2006, Mr. Downes served as the Company’s Vice President—Global Corporate Development.

(5)          Thermadyne Incentive Plan (2005 bonus).

(6)          Mr. Quinn received a one-time signing bonus of $61,348.

(7)          Mr. Dyckman resigned from his position on December 22, 2005.

Option/SAR Grants in Last Fiscal Year

The following table provides information with respect to the stock option grants made during 2005 to each named executive officer. No stock appreciation rights were granted to the named executive officers during the fiscal year.

	Individual Grants
	Number of	Percent of				Potential Realizable Value
	Securities	Total Options				at Assumed Annual Rates of
	Underlying	Granted to				Stock Price Appreciation for
	Options	Employees in	Exercise	Expiration		Option Term
Name	Granted	Fiscal Year	Price	Date		5%	10%
Dennis Klanjscek(1)	20,000	3.9%	$14.45	7/20/2015		$134,800	$372,000
	5,000	1.0%	$13.75	9/12/2015		$38,000	$98,850
Martin Quinn(1)	50,000	9.7%	$12.15	4/4/2015		$437,500	$1,000,000
Terry J. Downes(1)	15,000	2.9%	$12.18	4/21/2015		$131,400	$301,350
(2)	500	0.1%	$13.95	7/12/2015		$3,610	$9,520
David L. Dyckman(1)	50,000	9.7%	$12.80	12/22/2005	(3)	—	—

(1)          The options shall become exercisable as follows: (i) one-half of the options became vested and exercisable on December 31, 2005, however, the sale of shares acquired by an exercise is restricted until the original vesting dates of the options; and (ii) one-half will become vested and exercisable in three equal annual installments on each of the first three anniversaries of the date of the grant (“Installment Date”) if the Company achieves its Return on Invested Capital Targets in accordance with its annual budget for the immediately preceding fiscal year (the “Performance Options”). If the Performance Options do not vest in any year due to the failure to achieve Return on Invested Capital Targets for such year, such Performance Options shall vest on any subsequent Installment Date if the Company has achieved on such date the Return on Invested Capital Targets for the current year, plus the Return on Invested Capital Targets for the prior years for which such targets were not achieved (after taking into account any portion of such targets achieved in prior years). Notwithstanding the above vesting schedule, the Performance Options shall become exercisable as to 100% of the shares of common stock subject to the Performance Options seven (7) years after the date of the grant (but only to the extent such Performance Options have not otherwise terminated or become exercisable) whether or not the Return on Invested Capital Targets are achieved.

(2)          The options became exercisable on December 31, 2005, however, the sale of shares acquired by an exercise is restricted until the original vesting dates of the options.

(3)          Upon his resignation on December 22, 2005, all options were cancelled.

OPTION EXERCISES AND YEAR-END VALUE OF UNEXERCISED OPTIONS

The following table sets forth information regarding the number and value of exercised and unexercised options held by each of the named executive officers as of December 31, 2005.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired	Value	Options at Fiscal Year-End		Fiscal Year-End
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul D. Melnuk	—	—	137,500	87,500	$76,250	$17,500
Dennis Klanjscek	—	—	12,500	12,500	—	—
John Boisvert	—	—	25,000	25,000	$5,000	$5,000
Martin Quinn	—	—	25,000	25,000	$28,750	$28,750
Terry J. Downes	—	—	28,000	12,500	$19,300	$2,500
David L. Dyckman	—	—	—	—	—	—

Compensation of Directors

Other than Mr. Melnuk, each director is entitled to receive a $75,000 annual fee. Forty percent of this annual fee is deposited into our Non-Employee Director Deferred Compensation Plan (the “Deferred Compensation Plan’’). Mr. Melnuk does not receive any additional compensation or fees by reason of his membership on, or attendance at meetings of, the Board.

Under the Deferred Compensation Plan, deferral amounts are credited to an account and converted into the amount of shares of our common stock equal to the amount deferred divided by the fair market value of our common stock on the deferral date. A director’s account is distributed pursuant to the terms of the Deferred Compensation Plan upon his or her termination or a change in control; otherwise, the account is distributed as soon as administratively feasible after the date specified by the director. Directors may elect to receive the shares in their accounts in either a lump sum or substantially equal installments over a period not to exceed five years.

We also pay Messrs. Berger and Johnson $5,000 per year for their services as chairman of our nominating and corporate governance committee and chairman of our compensation committee, respectively. Mr. Johnson also receives $10,000 per year for his service as lead director. Ms. Gordon is paid $20,000 for her service as chair of our audit committee.

Additionally, we granted to each of Messrs. Berger, Pattelli, Gamache, Melnuk and Johnson and Ms. Gordon non-qualified stock options to purchase 25,000 shares of our common stock under Thermadyne Holdings Corporation Non-Employee Directors Stock Option Agreements in August 2003. All options are non-qualified stock options granted at 100% of the fair market value on the grant date. As of December 31, 2005, the vesting of all of these options was accelerated. The options expire ten years from the date of grant.

Directors also are reimbursed for all reasonable travel and other expenses of attending meetings of the board of directors, committee meetings of the board of directors, and such other meetings as requested by the chairman. They are also reimbursed for the cost of attending one seminar per year on topics relevant to director education.

Pursuant to an arrangement between Mr. Pattelli and his employer, Angelo, Gordon & Co., L.P., all stock and director fees to which Mr. Pattelli is otherwise entitled are paid and distributed to Angelo, Gordon & Co., L.P. and are subsequently remitted to the funds that hold shares of stock in us on a pro rata basis.

Employment Agreements

Mr. Melnuk

Paul Melnuk, the chairman of the Company’s Board of Directors, was named chief executive officer on January 28, 2004. In exchange for his services, the Company entered into an agreement to pay Mr. Melnuk $550,000 annually and agreed to grant to him stock options to purchase an aggregate of 175,000 shares of common stock. One half of these options are vested. The other half of these options vest ratably over three years if the Company meets certain performance objectives and in any case, seven years after the date of the grant if they have not been terminated or become otherwise exercisable whether or not the Company has met the performance objectives. This is in addition to the stock options to purchase an aggregate of 25,000 shares of the Company’s common stock which were granted to him while he assisted the management of the Company prior to being named chief executive officer. Mr. Melnuk will also be eligible for a bonus in an amount up to his annual salary if Mr. Melnuk meets certain mutually agreed upon performance objectives.

Mr. Melnuk’s employment may be terminated by the Company for cause or permanent disability. If Mr. Melnuk is terminated without cause, he will be entitled to receive pay equal to one year of base pay plus the average bonus for the last two years. If Mr. Melnuk’s position is eliminated after a change of control, Mr. Melnuk is entitled to severance pay equal to two years of base pay plus the average bonus for the last two years.

Mr. Boisvert

The Company entered into a Second Amended and Restated Executive Employment Agreement with Mr. Boisvert in January 2004 pursuant to which he serves as executive vice president brand management. Additionally, if the Company meets or exceeds a targeted return on invested capital based on our annual budget, and he meets certain mutually agreed-upon performance objectives, Mr. Boisvert is entitled to a bonus of not less than 60% of his salary.

The Company granted Mr. Boisvert options to purchase up to 50,000 shares of its common stock, with half of the options vesting in three equal annual installments on August 1, 2004, 2005 and 2006. The other half will vest in three equal annual installments on each of the first three anniversaries of the date of grant if the Company meets certain performance objectives.

The employment agreement is subject to termination with cause (as defined by the agreement), upon death or disability, without cause, and for constructive termination. No severance pay is due under any agreement terminated with cause. Severance pay equal to 18 months of base pay plus the bonus for the year in which the termination occurs is due under any other termination event.

Mr. Klanjscek

The Company entered into an Amended and Restated Executive Employment Agreement with Mr. Klanjscek on June 13, 2002, pursuant to which he serves as Executive Vice President—Asia Pacific. Under the Agreement, Mr. Klanjscek is paid Australian $415,000 per year plus a bonus of up to 60% under the Company’s bonus plan.

The employment agreement is subject to termination with cause, upon death or disability, without cause, and for constructive termination. Except for termination for cause, upon termination Mr. Klanjscek would be entitled to two years pay plus two years of his average annual bonus in the two years preceding termination. No severance is due under any agreement if terminated for cause.

Mr. Quinn

The Company entered into an Executive Employment Agreement with Mr. Quinn in April 2005 pursuant to which he serves as executive vice president global sales. Additionally, if the Company meets or exceeds a targeted return on invested capital based on our annual budget, and he meets certain mutually agreed upon performance objectives, Mr. Quinn is entitled to a bonus of not less than 75% of his salary.

The Company granted Mr. Quinn options to purchase up to 50,000 shares of its common stock, with half of the options vesting in three equal annual installments on April 4, 2006, April 4, 2007 and April 4, 2008. The other half will vest in three equal annual installments on each of the first three anniversaries of the date of grant if the Company meets certain performance objectives.

The employment agreement is subject to termination with cause (as defined by the agreement), upon death or disability, without cause, and for constructive termination. No severance pay is due under any agreement terminated with cause. Severance pay equal to 12 months of base pay plus the bonus for the year in which the termination occurs is due under any other termination event.

Mr. Downes

The Company entered into a Second Amended and Restated Executive Employment Agreement with Mr. Downes in January 2004 pursuant to which he serves as vice president global corporate development. Additionally, if the Company meets or exceeds a targeted return on invested capital based on its annual budget, and he meets certain mutually agreed-upon performance objectives, Mr. Downes is entitled to a bonus of not less than 50% of his salary.

The Company granted Mr. Downes options to purchase up to 25,000 shares of our common stock, with half of the options vesting in three equal annual installments on August 1, 2004, 2005 and 2006. The other half will vest in three equal annual installments on each of the first three anniversaries of the date of grant if the Company meets certain performance objectives.

The employment agreement is subject to termination with cause (as defined by the agreement), upon death or disability, without cause, and for constructive termination. No severance pay is due under any agreement terminated with cause. Severance pay equal to 12 months of base pay plus the bonus for the year in which the termination occurs is due under any other termination event.

Compensation Committee Report

The compensation committee is responsible for the oversight and administration of the Company’s executive compensation program. The committee operates pursuant to a written charter.

The Company’s executive compensation program was based on a philosophy that the total compensation package must be competitive with comparable companies with whom the Company competes for talent in order to attract and retain outstanding executives. The program also seeks to emphasize variable compensation that is dependent on the achievement of performance goals set by the committee. The 2005 executive compensation program was based on the following principles:

•       Base salaries

•       Annual incentive awards

•       Option grants

The philosophy underlying each element of executive compensation is discussed below.

Base Salary.   Base salary reflects the external market value of a particular role as well as the experiences and qualifications that an individual brings to the role. Base salary is generally targeted to the median of the base pay paid by comparable companies for a particular role. Base salary is targeted at the median of other manufacturing companies that participate in compensation surveys conducted by human resource consulting firms. Where scope data is available, companies are of a similar size.

Annual Incentive Plan.   The Incentive Plan for all salaried employees, including executives, provides for cash awards that are determined shortly after the end of the performance year being measured. In 2005, each participant was eligible for an annual bonus based on a combination of company and individual performance. The committee considers key achievements and missed opportunities of each executive as well as approving the total bonus amount.

Other Grants.   The committee may also make grants of stock options to individual executives to hire or retain those individuals or motivate achievement of particular business objectives. Additional stock option grants may be made to hire or retain certain individuals, reflect increased responsibility, or motivate the achievement of a particular business objective.

Chief Executive Officer Compensation

The committee is responsible for reviewing no less than annually the performance of the Company’s chief executive officer and determining the compensation of the chief executive officer.

Effective as of January 28, 2004, the date of his election as chief executive officer of Thermadyne, Mr. Melnuk executed an executive employment agreement with the Company pursuant to which his annual base pay compensation is $550,000. In addition, Mr. Melnuk is eligible for a bonus in an amount up to his annual salary based on the Company’s annual budget if Mr. Melnuk meets certain mutually agreed-upon performance objectives. Mr. Melnuk received a bonus for 2005 of $150,000.

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986 (“Section 162(m)”), as amended, limits the federal income tax deductibility of compensation paid to the executive officers named in the Summary Compensation Table. The Company generally may deduct compensation to such an officer only if the compensation does not exceed $1,000,000 during any fiscal year or is “performance-based” as defined in Section 162(m).

The compensation committee believes these executive compensation policies and programs effectively serve the interests of stockholders and Thermadyne and are appropriately balanced to provide increased motivation for executives to contribute to Thermadyne’s future success.

By the Compensation Committee:
John G. Johnson, Jr., Chairman
J. Joe Adorjan
Andrew L. Berger

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during fiscal year 2005 were Andrew L. Berger, J. Joe Adorjan, John G. Johnson, Jr., and James B. Gamache.

None of our executive officers serves as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or compensation committee. None of the current members of our compensation committee has ever been an officer or employee of Thermadyne or any of our subsidiaries.

Performance Graph

On May 23, 2003, we emerged from Chapter 11 bankruptcy protection. As a result, all shares of common stock outstanding on May 23, 2003 were canceled on such date and new common stock was issued. The following graph shows a comparison of our cumulative total returns, the Nasdaq Stock Market Index and the Standard & Poor’s Midcap 400 Manufacturing (Specialized Industries) Index (the “S&P Midcap 400 Mfg Index”) for the periods from May 30, 2003 (the first day of trading after the emergence from Chapter 11 bankruptcy) to December 31, 2003, January 1, 2004 to December 31, 2004 and January 1, 2005 to December 31, 2005. The comparison assumes $100 was invested on May 30, 2003 in each of our common stock, the Nasdaq Stock Market Index, and the S&P Midcap 400 Mfg Index, and assumes compounded daily returns with reinvestment of dividends.

Value of $100 Invested

	5/30/2003	12/31/2003	12/31/2004	12/31/2005
Nasdaq Stock Market	$100.00	$125.53	$136.31	$138.53
S&P Midcap (Mfg) (Specialized Index)	$100.00	$121.38	$139.78	$155.53
Thermadyne Holdings Corporation	$100.00	$117.14	$123.81	$126.67

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about Stock Ownership

The following table sets forth, as of April 17, 2006, certain information regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) by each director, (iii) by each named executive officer, and (iv) by all directors and executive officers as a group. The Company believes that, unless otherwise noted, each person shown in the following table has sole voting and sole investment power with respect to the shares indicated.

	Beneficial Ownership of
	Common Stock
	Number of	Percent of
Name of Beneficial Owner	Shares	Class (1)
Angelo, Gordon & Co., L.P., 245 Park Avenue, New York, NY 10167(2)	4,629,695	34.8%
Yaupon Partners L.P., 840 Apollo Street, Suite 223, El Segundo, CA 90245(3)	1,154,246	8.7%
Corsair Capital Management, L.L.C., Jay R. Petschek, Steven Major and certain related entities(4)	1,032,101	7.7%
Goldman, Sachs & Co., The Goldman Sachs Group, Inc.(5)	801,800	6.0%
Delta Partners LLC and Charles Jobson(6)	676,000	5.1%
Paul D. Melnuk(7)	149,961	1.1%
J. Joe Adorjan(7)	2,500	*
Andrew L. Berger(7)	25,000	*
James B. Gamache(7)	27,000	*
Marnie S. Gordon(7)	25,000	*
John G. Johnson, Jr.(7).	26,000	*
Bradley G. Pattelli(7)	35,000	*
Dennis Klanjscek(7)	12,500	*
John Boisvert(7)	25,096	*
Terry J. Downes(7)	28,000	*
Martin Quinn(7)	25,072	*
All directors and executive officers as a group (11 persons)(8)	381,129	2.8%

*                    Represents less than 1%.

(1)          Based on 13,322,609 shares of common stock outstanding and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2)          Information with respect to the outstanding shares beneficially held by Angelo, Gordon & Co., L.P. is based on a Schedule 13D/A filed with the SEC on September 19, 2005 by such firm.

(3)          Information with respect to the outstanding shares beneficially owned by Yaupon Partners, L.P. is based on a Schedule 13G filed with the SEC on February 2, 2006 by such firm.

(4)          Information is based on a Schedule 13G/A filed with the SEC on February 15, 2006 by Corsair Capital Partners, L.P., Corsair Long Short International, Ltd., Corsair Select, L.P., Corsair Capital Partners 100, L.P., Corsair Capital Investors, Ltd., Corsair Capital Management, L.L.C., Jay R. Petschek and Steven Major.

(5)          Information with respect to the outstanding shares beneficially owned by Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. is based on a Schedule 13G/A filed with the SEC on February 3, 2006 by such firm.

(6)          Information with respect to the outstanding shares beneficially owned by Delta Partners LLC and Charles Jobson is based on a Schedule 13G filed with the SEC on January 10, 2006.

(7)          Includes the following number of respective options exercisable within 60 days of April 30, 2006: Mr. Melnuk – 137,500; Mr. Berger – 25,000; Mr. Gamache – 25,000; Ms. Gordon – 25,000; Mr. Johnson – 25,000; Mr. Pattelli – 25,000; Mr. Klanjscek – 12,500; Mr. Boisvert – 25,000; Mr. Downes – 28,000; Mr. Quinn – 25,000; and all directors and executive officers as a group – 353,000.

(8)          Group includes: Mr. Melnuk, Mr. Adorjan, Mr. Berger, Mr. Gamache, Ms. Gordon, Mr. Johnson, Mr. Pattelli, Mr. Klanjscek, Mr. Boisvert, Mr. Downes, and Mr. Quinn.

Item 13.                 Certain Relationships and Related Transactions

In connection with the amendments of our Second-Lien Facility to, among other things, increase our borrowings under such facility from $20.0 million to $50.0 million, three affiliates of Angelo, Gordon & Co., LP (“Angelo Gordon”) became lenders of $36.0 million in the aggregate under the Second-Lien Facility. Angelo Gordon holds approximately 34.8% of our outstanding shares of common stock. The terms of the Second-Lien Facility, including the amendments, were negotiated at arms length and we believe the terms of the facility are as favorable to us as could be obtained from a lender with whom we have no affiliation.

For a description of the Second-Lien Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

We are party to employment agreements with Messrs. Melnuk, Boisvert, Klanjscek, Downes and Quinn. For a more detailed discussion of these employment agreements, including severance provisions, see “Executive Compensation—Employment Agreements.”

Item 14.                 Principal Accountant Fees and Services

Independent Registered Public Accountant Fees and Other Matters

During the fiscal years ended December 31, 2005 and 2004, Ernst & Young LLP, the Company’s independent registered public accountants, billed the Company the fees set forth below in connection with services rendered by the independent registered public accountants to the Company (in thousands):

Fee Category	2005	2004
Audit Fees	$3,291	$2,412
Audit-Related Fees	1	2
Tax Fees	62	367
Total	$3,354	$2,781

Audit fees consisted of fees for the audits of the Company’s annual financial statements and internal controls and review of quarterly financial statements, as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC.

Audit-related fees consisted of fees for assurance and related services, including consultation concerning financial accounting and reporting standards and consultation concerning matters relating to Section 404 of the Sarbanes-Oxley Act of 2002.

Tax fees consisted of fees for tax compliance, tax advice and tax planning services.

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accountants and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval. All 2005 and 2004 services were pre-approved by the audit committee.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

Financial Statement Schedules

The following documents are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003

F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003	F-6
Notes to Consolidated Financial Statements	F-7

All schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions, are included in the financial statements or are inapplicable and therefore have been omitted.

Exhibits

THERMADYNE HOLDINGS CORPORATION
2005 10-K EXHIBIT INDEX

Exhibit No.		Exhibit
2.1	—

First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Join Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C&G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc.(1)

2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003.(2)
2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court.(2)
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003.(3)
3.2	—	Amended and Restated Bylaws of the Company dated as of May 23, 2003.(3)
3.3	—	Amended and Restated Articles of Incorporation of C&G Systems, Inc. dated as of May 19, 2003.(4)
3.4	—	Amended and Restated Bylaws of C&G Systems, Inc. dated as of May 23, 2003.(4)
3.5	—	Amended and Restated Certificate of Incorporation of C&G Systems Holding, Inc. dated as of May 19, 2003.(4)
3.6	—	Amended and Restated Bylaws of C&G Systems Holding, Inc. dated as of May 23, 2003.(4)
3.7	—	Amended and Restated Certificate of Incorporation of MECO Holding Company dated as of May 19, 2003.(4)
3.8	—	Amended and Restated Bylaws of MECO Holding Company dated as of May 23, 2003.(4)
3.9	—	Amended and Restated Articles of Incorporation of ProTip Corporation dated as of March 31, 2004.(4)
3.10	—	Amended and Restated Bylaws of ProTip Corporation dated as of May 23, 2003.(4)
3.11	—	Amended and Restated Certificate of Incorporation of Stoody Company dated as of May 19, 2003.(4)
3.12	—	Amended and Restated Bylaws of Stoody Company dated as of May 23, 2003.(4)
3.13	—	Amended and Restated Certificate of Incorporation of Thermadyne Industries, Inc. dated as of May 19, 2003.(4)
3.14	—	Amended and Restated Bylaws of Thermadyne Industries, Inc. dated as of May 23, 2003.(4)
3.15	—	Amended and Restated Certificate of Incorporation of Thermadyne International Corp. dated as of May 19, 2003.(4)

3.16	—	Amended and Restated Bylaws of Thermadyne International Corp. dated as of May 23, 2003.(4)
3.17	—	Amended and Restated Certificate of Incorporation of Thermal Arc, Inc. dated as of May 19, 2003.(4)
3.18	—	Amended and Restated Bylaws of Thermal Arc, Inc. dated as of May 23, 2003.(4)
3.19	—	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation dated as of May 19, 2003.(4)
3.20	—	Amended and Restated Bylaws of Thermal Dynamics Corporation dated as of May 23, 2003.(4)
3.21	—	Amended and Restated Certificate of Incorporation of Tweco Products, Inc. dated as of May 19, 2003.(4)
3.22	—	Amended and Restated Bylaws of Tweco Products, Inc. dated as of May 23, 2003.(4)
3.23	—	Amended and Restated Certificate of Incorporation of Victor Equipment Company dated as of May 19, 2003.(4)
3.24	—	Amended and Restated Bylaws of Victor Equipment Company dated as of May 23, 2003.(4)
3.25	—	Memorandum and Articles of Association of Thermadyne Australia Party Ltd., dated November 17, 1995.(16)
3.26	—	Memorandum and Articles of Association of Duxtech Pty. Ltd., dated March 6, 1989.(16)
3.27	—	Memorandum and Articles of Association of Cigweld Pty Ltd, formerly known as Edinen Pty. Ltd., dated April 1, 1989, as amended.(16)
3.28	—	Memorandum and Articles of Association of Quetala Pty. Ltd., dated April 1, 1989.(16)
3.29	—	Memorandum and Articles of Association of Quetack Pty. Ltd., dated April 1, 1989.(16)
3.30	—	Articles of Amalgamation of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended.(16)
3.31	—	By-laws of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended.(16)
3.32	—	Memorandum and Articles of Association of Thermadyne Industries Limited.(16)
3.33	—	New Articles of Association of Thermadyne Industries Limited dated June 10, 1992.(16)
4.1	—

Credit Agreement dated as of May 23, 2003 among the Company, as a guarantor thereunder, Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger.(5)

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

Amended and Restated Credit Agreement dated as of February 5, 2004 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the Company and other parties referred to therein as credit parties, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger.(6)

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

Third Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(7)

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

First Amendment and Consent to Second Amended and Restated Credit Agreement dated December 21, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(16)

4.20	—

Amendment No. 3 and Consent to the Second Lien Credit Agreement dated as of January 3, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(16)

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

Third Amendment to Second Amended and Restated Credit Agreement dated as of March 30, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(16)

4.24	—

Amendment No. 5 to the Second Lien Credit Agreement dated as of March 30, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(16)

4.25	—

Eighth Amendment to the Second Amended and Restated Credit Agreement, executed as of October 5, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto.(17)

4.26	—

Amendment No. 9 dated as of October 7, 2005, to the Second- Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto.(17)

4.27	—

Amendment No. 10 dated as of November 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto.(17)

4.28	—

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)

4.29	—

Amendment No. 6 to the Second Lien Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(18)

4.30	—

Fifth Amendment to Second Amendment and Restated Credit Agreement dated as of July 1, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)

4.31	—

Amendment No. 7 to the Second Lien Credit Agreement dated as of July 1, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent.(18)

4.32	—

Sixth Amendment to Second Amended and Restated Credit Agreement dated as of July 27, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)

4.33	—

Seventh Amendment to Second Amended and Restated Credit Agreement dated as of August 5, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)

4.34	—

Amendment No. 8 to the Second Lien Credit Agreement dated as of August 8, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent.(18)

4.35	—

Limited Waiver and Tenth Amendment to the Second Amended and Restated Credit Agreement, dated as of December 29, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto.(20)

4.36		—

Amendment No. 11 and Agreement dated as of December 29, 2005, to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto.(20)

4.37		—

Amendment No. 13 to the Second Lien Credit Agreement dated April 5, 2006 among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of their subsidiaries and Credit Suisse First Boston, as administrative agent and collateral agent.(21)

4.38		—

Twelfth Amendment to the Second Amended and Restated Credit Agreement by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender.(21)

4.39		—

Limited Consent and Fourteenth Amendment to the Second Amended and Restated Credit Agreement, dated as of May 9, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.(22)

4.40		—

Amendment No. 14 and consent dated as of May 9, 2006 to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(22)

4.41		—

Fifteenth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 20, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.(23)

4.42		—

Amendment No. 15 and consent dated as of June 20, 2006 to the Second-Lien Credit Agreement among Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(23)

4.43		—

Limited Consent and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of November 7, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(17)

4.44		—	Supplemental Indenture dated as of May 16, 2006 among Thermadyne Holdings Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee.(24)
4.45	*	—

Sixteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of July 21, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(25)

4.46		—

Amendment No. 16, Waiver and Agreement dated as of July 21, 2006 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(26)

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

10.5	—	Schedule of substantially identical lease guarantees.(10)
10.6	—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc.(10)
10.7	—	Lease Agreement between Alliance Gateway No. 58 Ltd. and Victor Equipment Company dated September 22, 2003.(16)
10.8	—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company dated May 1, 2004.(16)
10.9	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd. dated January 19, 2005.(16)
10.10	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd. dated December 28, 2004.(16)
10.11	—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and Thermadyne Holdings Corporation dated December 28, 2004.(16)
10.12†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and James R. Delaney dated June 13, 2002.(16)
10.13†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Dennis Klanjscek dated June 13, 2002.(16)
10.14†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Michael E. Mahoney dated June 13, 2002.(11)
10.15†	—	Separation Agreement and Mutual General Release between Thermadyne Holdings Corporation and Karl R. Wyss dated October 1, 2003.(4)
10.16†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and John Boisvert dated January 1, 2004.(16)
10.17†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Terry Downes dated January 1, 2004.(16)
10.18†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Jason Huett dated January 1, 2004.(16)
10.19†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Robert D. Maddox dated January 1, 2004.(16)

10.20†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Brian Truex dated June 1, 2004.(16)
10.21†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Patricia S. Williams dated January 1, 2004.(16)
10.22†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Paul D. Melnuk dated January 28, 2004.(4)
10.23†	—	Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated August 27, 2004.(16)
10.24†	—	First Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated November 11, 2004.(16)
10.25†	—	Second Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate dated November 24, 2004.(16)
10.26†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and David L. Dyckman dated December 15, 2004.(12)
10.27	—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement.(13)
10.28	—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan.(6)
10.29	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan.(15)
10.30	—	2004 Non-Employee Director’s Stock Option Plan.(15)
10.31†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Martin Quinn dated April 1, 2005.*
10.32	—	Acquisition Agreement dated as of December 22, 2005, by and between Thermadyne Italia, S.R.L., as Seller, and Mase Generators S.P.A., as buyer.(19)
10.33	—

Purchase Agreement dated as of December 22, 2005, by and among Thermadyne Chile Holdings, Ltd. and Thermadyne South America Holdings, Ltd., as Sellers, and Soldaduras PCR Soltec Limitada and Penta Capital de Riesgo S.A., as buyers.(19)

14	—	Thermadyne Holdings Corporation Code of Ethics.(16)
21	—	Subsidiaries of Thermadyne Holdings Corporation.*
23	—	Consent of Independent Registered Public Accounting Firm.*
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(15) Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2004.

(16) Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004.

(17) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(18) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 28, 2005.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 5, 2006.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2006.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on May 10, 2006.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on June 26, 2006.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on May 23, 2006.

(25) Corrected from document filed as exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2006.

(26) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 21, 2006.

THERMADYNE HOLDINGS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003

F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Thermadyne Holdings Corporation

We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and the seven month period ended December 31, 2003 (Reorganized Company), and the five month period ended May 31, 2003 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, the seven month period ended December 31, 2003, and the five month period ended May 31, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the Company has restated the consolidated financial statements for the year ended December 31, 2004 and the seven month period ended December 31, 2003 to correct for certain accounting errors.

As more fully described in Note 6 of the consolidated financial statements, effective May 23, 2003, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan confirmed by the Bankruptcy Court on April 3, 2003. In accordance with AICPA Statement of Position 90-7, the Company adopted “fresh-start” accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair value at May 31, 2003. As a result, the consolidated financial statements for the periods subsequent to May 31, 2003, reflect the Reorganized Company’s new basis of accounting and are not comparable to the Predecessor Company’s pre-reorganization consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Thermadyne Holdings Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 2, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
August 2, 2006

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	Reorganized Company
	December 31, 2005	December 31, 2004
		(Restated)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,824	$6,338
Accounts receivable, less allowance for doubtful accounts of $2,843 and $5,489, respectively	79,828	70,785
Inventories	118,859	106,944
Prepaid expenses and other	7,860	7,156
Assets held for sale	16,677	64,252
Deferred tax assets	1,861	3,129
Total current assets	237,909	258,604
Property, plant and equipment, net	56,630	65,253
Goodwill	207,509	213,051
Intangibles, net	66,341	72,976
Other assets	8,079	7,516
Total assets	$576,468	$617,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,804	$25,447
Accrued and other liabilities	33,320	33,978
Accrued interest	7,317	7,129
Income taxes payable	2,212	2,901
Liabilities related to assets held for sale	4,155	32,005
Working capital facility	31,796	10,824
Current maturities of long-term obligations	12,195	15,984
Total current liabilities	134,799	128,268
Long-term obligations, less current maturities	216,211	209,481
Deferred tax liabilities	56,028	72,003
Other long-term liabilities	43,263	45,255
Minority interest	2,214	1,345
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized—25,000,000 shares,
Issued and Outstanding—13,318,158 shares at December 31, 2005 and 13,313,973 shares at December 31, 2004	133	133
Additional paid-in capital	183,541	183,460
Accumulated deficit	(65,571)	(34,210)
Accumulated other comprehensive income	5,850	11,665
Total shareholders’ equity	123,953	161,048
Total liabilities and shareholders’ equity	$576,468	$617,400

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor
	Reorganized Company			Company
			Seven Months	Five Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	May 31,
	2005	2004	2003	2003
		(Restated)	(Restated)
	(In thousands, except per share data)
Net sales	$468,616	$437,529	$222,004	$150,465
Cost of goods sold	336,831	310,842	156,887	94,855
Gross margin	131,785	126,687	65,117	55,610
Selling, general and administrative expenses	114,738	107,322	64,125	41,485
Amortization of intangibles	3,295	3,388	2,345	295
Net periodic postretirement benefits	1,823	2,250	1,488	516
Restructuring costs	—	8,820	1,873	516
Operating income (loss)	11,929	4,907	(4,714)	12,798
Other expense:
Interest (contractual interest of $29,962 for the five months ended May 31, 2003)	(24,102)	(21,544)	(9,550)	(8,619)
Amortization of deferred financing costs	(1,485)	(1,418)	(266)	—
Minority interest	(628)	(318)	—	—
Income (loss) from continuing operations before reorganization items, income tax provision and discontinued operations	(14,286)	(18,373)	(14,530)	4,179
Reorganization items	—	—	—	(15,692)
Gain on reorganization and adoption of fresh-start accounting	—	—	—	582,109
Income (loss) from continuing operations before income tax provision	(14,286)	(18,373)	(14,530)	570,596
Income tax provision (benefit)	3,936	(4,455)	5,469	2,288
Income (loss) from continuing operations	(18,222)	(13,918)	(19,999)	568,308
Income (loss) from discontinued operations, net of tax	(13,139)	11	(304)	655
Net income (loss) applicable to common shares	$(31,361)	$(13,907)	$(20,303)	$568,963
Basic and diluted income (loss) per share applicable to common shares:
Continuing operations	$(1.37)	$(1.05)	$(1.50)	$158.29
Discontinued operations	(0.99)	0.01	(0.03)	0.18
Net inome (loss)	$(2.36)	$(1.04)	$(1.53)	$158.47

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

						Accumulated
	Common Stock		Additional			Other	Total
	Number of	Par	Paid-In	Accumulated	Management	Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit	Loans	Income (Loss)	Equity (Deficit)
	(In thousands)
Predecessor Company
January 1, 2003	3,590	$36	$(128,523)	$(568,963)	$(1,596)	$(44,606)	$(743,652)
Comprehensive income:
Net income	—	—	—	568,963	—	—	568,963
Foreign currency translation	—	—	—	—	—	5,794	5,794
Comprehensive income							574,757
Interest on management loans	—	—	—	—	(85)	—	(85)
Restructuring and fresh-start	9,710	97	311,790	—	1,681	38,812	352,380
Reorganized Company
May 31, 2003	13,300	133	183,267	—	—	—	183,400
Comprehensive income (loss) (Restated):
Net loss (Restated)	—	—	—	(20,303)	—	—	(20,303)
Foreign currency translation (Restated)	—	—	—	—	—	6,386	6,386
Comprehensive loss (Restated)							(13,917)
December 31, 2003 (Restated)	13,300	133	183,267	(20,303)	—	6,386	169,483
Comprehensive income (loss)—(Restated):
Net loss (Restated)	—	—	—	(13,907)	—	—	(13,907)
Foreign currency translation (Restated)	—	—	—	—	—	5,279	5,279
Comprehensive loss (Restated)	—	—	—	—	—	—	(8,628)
Exercise of warrants	14	—	193	—	—	—	193
December 31, 2004 (Restated)	13,314	133	183,460	(34,210)	—	11,665	161,048
Comprehensive income (loss):
Net loss	—	—	—	(31,361)	—	—	(31,361)
Foreign currency translation	—	—	—	—	—	(5,170)	(5,170)
Minimum pension liability	—	—	—	—	—	(645)	(645)
Comprehensive loss							(37,176)
Common stock issuance—Employee stock purchase plan	4	—	52	—	—	—	52
Stock option compensation	—	—	29	—	—	—	29
December 31, 2005	13,318	$133	$183,541	$(65,571)	$—	$5,850	$123,953

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	Reorganized Company			Company
			Seven Months
	Year	Year Ended	Ended	Five Months
	Ended	December 31,	December 31,	Ended
	December 31,	2004	2003	May 31,
	2005	(Restated)	(Restated)	2003
		(in thousands)
Cash flows from continuing operations:
Cash flows from operating activities:
Net income (loss)	$(31,361)	$(13,907)	$(20,303)	$568,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	13,139	(11)	304	(655)
Minority interest	628	318	—	—
Depreciation and amortization	20,684	22,053	13,570	5,612
Deferred income taxes	(15,483)	(12,252)	—
Gain on disposal of assets	(198)	—	—	—
Gain on reorganization and adoption of fresh-start accounting	—	—	—	(582,109)
Other non-cash cost of sales	—	—	2,779
Changes in operating assets and liabilities:
Accounts receivable	(11,385)	(7,798)	7,063	2,779
Inventories	(13,788)	(14,471)	5,877	(3,306)
Prepaid expenses and other	(598)	(112)	(1,070)	931
Accounts payable	18,831	3,456	3,812	813
Accrued and other liabilities	467	(655)	(4,659)	4,189
Accrued interest	188	6,822	307	11
Income taxes	(269)	(1,656)	2,218	1,419
Other long-term liabilities	3,034	3,756	1,284	(977)
Net cash provided by (used in) operating activities	(16,111)	(14,457)	11,182	(2,330)
Cash flows from investing activities:
Capital expenditures	(9,161)	(12,768)	(6,565)	(2,151)
Proceeds from sales of assets	5,651	1,324	—	—
Investment in joint venture	(850)	—	—	—
Net cash provided by (used in) investing activities	(4,360)	(11,444)	(6,565)	(2,151)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	20,972	(2,036)	(103)	12,963
Net borrowings under Second-Lien facility	10,000	20,000	—	—
Net borrowings (repayments) under other credit facilities	(7,059)	3,707	(450)	(4,026)
Financing fees	(747)	(7,572)	(116)	(1,352)
Exercise of warrants and employee stock purchases	81	193	—	—
Advances (to) from discontinued operations	1,566	7,280	(762)	(8,424)
Other, net	(258)	—	(256)	210
Net cash provided by financing activities	24,555	21,572	(1,687)	(629)
Effect of exchange rate changes on cash and cash equivalents	2,402	(2,865)	(300)	769
Net cash provided by (used in) continuing operations	6,486	(7,194)	2,630	(4,341)
Cash flows from discontinued operations
Net cash provided by operating activities	7,246	2,021	2,403	(1,061)
Net cash used in investing activities	(2,746)	(3,311)	(1,557)	(1,963)
Net cash provided by (used in) financing activities	(2,299)	(2,773)	215	2,745
Effect of exchange rates on cash and cash equivalents	(186)	1,534	300	—
Net cash provided by (used in) discontinued operation	2,015	(2,529)	1,361	(279)
Total increase (decrease) in cash and cash equivalents	8,501	(9,723)	3,991	(4,620)
Total cash and cash equivalents at beginning of period	7,061	16,784	12,793	17,563
Total cash and cash equivalents at end of period	$15,562	$7,061	$16,784	$12,943
Continuing operations
Cash and cash equivalents at beginning of period	$6,338	$13,532	$10,902	$15,393
Net cash provided by (used in) continuing operations	6,486	(7,194)	2,630	(4,341)
Cash and cash equivalents at end of period	$12,824	$6,338	$13,532	$11,052
Discontinued operations
Cash and cash equivalents at beginning of period	$723	$3,252	$1,891	$2,170
Net cash provided by (used in) discontinued operations	2,015	(2,529)	1,361	(279)
Cash and cash equivalents at end of period	$2,738	$723	$3,252	$1,891

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

2. Restatement of Consolidated Financial Statements

During 2005, the Company identified a series of adjustments that have resulted in the restatement of our financial statements for the year ended December 31, 2004 and the seven months ended December 31, 2003 in this Annual Report on Form 10-K. These adjustments also resulted in the restatement of our previously reported quarterly results for each of the first three quarters of 2005, each quarter of 2004, and the second, third and fourth quarters of 2003 as more fully described in Note 21—Quarterly Results of Operations (Unaudited). All financial information contained in these consolidated financial statements gives effect to this restatement.

In summary, the restatement adjustments primarily relate to: a) the income tax provision and related income tax liabilities; b) the accounting for foreign currency transactions/translation within our international subsidiaries; c) accounting by certain of our international subsidiaries, including the timely recognition of costs, inventory valuations, and customer discounts and the accounting for minority interests; and d) various other balance sheet items relating to the accounting performed by the Company’s international business units and the goodwill and deferred tax effect of certain tax matters described in Note 16—Income Taxes to the consolidated financial statements. The Company’s consolidated net losses for the year ended December 31, 2004 decreased by $(10.1) million and increased $2.8 million in the seven months ended December 31, 2003.

Income tax related matters

In September 2004, the Company revised its estimate of deferred tax liabilities related to the book-tax basis difference in the parent Company’s investment in its U.S. subsidiary resulting from the application of fresh-start accounting, but failed to properly reflect changes in the basis difference from the fresh-start date through September 30, 2004. An adjustment to reduce deferred tax liabilities by $12,252 with a corresponding tax benefit has been recorded in the statement of operations for the year ended December 31, 2004. This adjustment includes a cumulative catch-up adjustment of $9,500 as of September 30, 2004 to properly record the change in the basis difference from the fresh-start date through September 30, 2004. The remainder of the adjustment reflects the change in the book-tax basis difference for the fourth quarter of 2004.

In addition, accruals for contingent state income tax liabilities for 2003 and 2004 not properly recorded were recognized in the amounts of $1,052 and $1,730, respectively. Also, certain foreign tax loss carryover benefits of $1,700 incorrectly recorded in the 2003 tax provision were reversed in the 2003 financial statements as part of the restatement. Also for 2004, corrections were made to properly record deferred tax assets and liabilities of certain foreign subsidiaries, resulting in a charge of $2,074.

The net of the corrections described above (reduced) increased the income tax provision for the year ended December 31, 2004, and the seven months ended December 31, 2003 by $(8,448) and $2,752, respectively.

Foreign currency accounting

Foreign currency gains and losses determined in connection with transactions with our international subsidiaries were corrected, reducing expense and net loss by $1,906 for the year ended December 31, 2004.

Other adjustments related to international business units

Accounting at several of the Company’s international business units have been corrected to adjust the accounting for minority interests in certain foreign subsidiaries and to adjust for the timely and accurate recognition of costs, inventory valuations and customer discounts. These adjustments increased the net loss for the year ended December 31, 2004 in the amount of $284.

Balance Sheet Effects

The following table sets forth the consolidated balance sheet for the Company, showing the amounts as originally reported (adjusted for discontinued operations—See Note 4) and the restated amounts as of December 31, 2004 (in thousands):

	Reorganized Company
	December 31, 2004
	As Originally Reported	Adjustment Increase (Decrease)	As Restated
Cash and cash equivalents	$5,927	$411	$6,338
Accounts receivable, less allowance for doubtful accounts	71,794	(1,009)	70,785
Inventories	105,527	1,417	106,944
Assets held for sale	64,296	(44)	64,252
Total current assets	257,829	775	258,604
Property, plant and equipment, net	65,379	(126)	65,253
Goodwill	197,368	15,683	213,051
Intangibles, net	73,795	(819)	72,976
Other assets	7,533	(17)	7,516
Total assets	601,904	15,496	617,400
Accounts payable	24,989	458	25,447
Accrued and other liabilities	33,838	140	33,978
Income taxes payable	1,599	1,302	2,901
Current maturities of long-term obligations	6,734	9,250	15,984
Total current liabilities	137,118	(8,850)	128,268
Long-term obligations, less current maturities	198,530	10,951	209,481
Deferred tax liabilities	71,445	558	72,003
Other long-term liabilities	39,175	6,080	45,255
Minority Interest	—	1,345	1,345
Accumulated deficit	41,528	(7,318)	34,210
Accumulated other comprehensive income	13,571	(1,906)	11,665
Total shareholders’ equity	155,636	5,412	161,048
Total liabilities and shareholders’ equity	601,904	15,496	617,400

Total assets increased primarily due to the $12.7 million increase in goodwill, with an offsetting increase in deferred tax liabilities, to properly account for the book-tax basis difference of indefinite life patents which existed as of the fresh-start date.

Current liabilities decreased principally to correct the classification of current maturities of long-term debt while non-current liabilities increased due to changes in state income tax liabilities of $6.0 million to establish accruals for certain state income tax filing positions and the balance sheet effect of other items described above.

The following sets forth the consolidated statement of operations, showing the amounts as originally reported (adjusted for discontinued operations—See Note 4 Discontinued Operations) and the restated amounts for the year ended December 31, 2004 and the seven months ended December 31, 2003:

	Reorganized Company
	Year Ended December 31, 2004
	As Originally Reported	Adjustment Increase (Decrease)	As Restated
Net sales	$437,940	$(411)	$437,529
Cost of goods sold	311,629	(787)	310,842
Gross margin	126,311	376	126,687
Selling, general and administrative expenses	108,890	(1,568)	107,322
Operating income (loss)	2,963	1,944	4,907
Interest expense	21,540	4	21,544
Minority interest	—	318	318
Loss from continuing operations before income tax provision	(19,995)	1,622	(18,373)
Income tax provision (credit)	3,993	(8,448)	(4,455)
Loss from continuing operations	(23,988)	10,070	(13,918)
Net loss applicable to common shares	(23,977)	10,070	(13,907)
Basic and diluted loss per share applicable to common shares:
Continuing operations	$(1.80)	$0.75	$(1.05)
Net loss	(1.80)	0.76	(1.04)

	Reorganized Company
	Seven Months Ended December 31, 2003
	As Originally Reported	Adjustment Increase (Decrease)	As Restated
Income tax provision	$2,717	$2,752	$5,469
Loss from continuing operations	(17,247)	(2,752)	(19,999)
Net loss applicable to common shares	(17,551)	(2,752)	(20,303)
Basic and diluted loss per share applicable to common shares:
Continuing operations	$(1.30)	$(0.20)	$(1.50)
Net loss	(1.32)	(0.21)	(1.53)

The following table sets forth selected cash flow information from continuing operations as originally reported adjusted for discontinued operations and as restated amounts for the year ended December 31, 2004 and the seven months ended December 31, 2003 (in thousands):

	Reorganized Company
	Year Ended December 31, 2004
Continuing Operations:	As Originally Reported	Adjustments Increase (Decrease)	As Restated
Net cash flows provided by (used in) operating activities	$(15,404)	$947	$(14,457)
Net cash flows used in investing activities	(11,444)	—	(11,444)
Net cash flows provided by financing activities	21,315	257	21,572

	Reorganized Company
	Seven Months Ended December 31, 2003
Continuing Operations:	As Originally Reported	Adjustments Increase (Decrease)	As Restated
Net cash flows provided by operating activities	$11,182	$—	$11,182
Net cash flows used in investing activities	(6,565)	—	(6,565)
Net cash flows used in financing activities	(1,687)	—	(1,687)

3. Significant Accounting Policies

The consolidated financial statements include the Company’s accounts and those of the majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Unconsolidated subsidiaries and investments are accounted for under the equity method.

Estimates.   Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires certain estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories.   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for domestic subsidiaries and the first-in, first-out (“FIFO”) method for the Company’s foreign subsidiaries. Inventories at foreign subsidiaries amounted to $43,714 and $44,505 at December 31, 2005 and 2004, respectively.

Property, Plant and Equipment.   Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings—25 years and machinery and equipment—two to ten years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the fourth quarter of 2005, the Company recorded an impairment loss related to the Soltec and Plant Hire businesses. The impairment losses were recorded as the fair value of the businesses having been determined to be below the carrying value of the net assets. See Note 4—Discontinued Operations.

Deferred Financing Costs.   Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $9,786 and $9,039, less related accumulated amortization of $3,164 and $1,681, at December 31, 2005 and 2004, respectively, and are classified as other assets in the accompanying consolidated balance sheets.

Intangibles.   Goodwill and trademarks have indefinite lives. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years.

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market values, market prices and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions could result in significant changes in those estimates. Based on the annual impairment analysis completed in the fourth quarter, no adjustment to the carrying value of goodwill was deemed necessary as of December 31, 2005. However, adjustments have been made to the December 31, 2005 carrying value of goodwill allocated to the Company’s discontinued operations. See Note 4—Discontinued Operations.

Trademarks are generally associated with the Company’s significant and well established product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of the Company’s trademarks’ useful lives.

Product Warranty Programs.   Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003, the Company recorded $2,850, $1,939, $5,019, and $1,101 of warranty expense, respectively, through cost of goods sold. As of December 31, 2005 and 2004, the warranty accrual totaled $3,007 and $3,048, respectively.

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

As a result of the 2003 bankruptcy restructuring, the Company recognized cancellation of indebtedness income. Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, provided that the Company reduces its basis in its tax attributes. This attribute reduction includes reducing the tax basis in the stock of the Company’s subsidiaries. This reduction in stock basis creates a difference between the Company’s book and tax basis in the subsidiary stock for which a deferred income tax liability was recorded. The final determination of the reduction in tax attributes was made following the bankruptcy restructuring with the filing of the Company’s federal income tax return and with positions taken with respect to the manner in which we would reduce our tax attributes. As a result, the Company revised certain estimates and recorded adjustments to increase deferred tax liabilities by $60.2 million, made a cumulative catch up adjustment of $9.5 million income tax benefit in the statement of operations to reflect the reduction in the basis difference in the subsidiary stock from the fresh-start accounting date through September 30, 2004, with an offsetting increase of $69.7 million in goodwill. Subsequent reductions in the book-tax basis difference as a result of post 2003 bankruptcy restructuring activity are recorded in the statement of operations. The Company further reduced its deferred tax liability with an increase to income tax benefit in the statement of operations in the fourth quarter of 2004 for $2,752 for a total reduction of $12,252, in 2004 and $3,578 in 2005.

As discussed in Note 16—Income Taxes, the Company’s effective tax rate includes the impact of certain of the undistributed foreign earnings for which U.S. taxes have been provided because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent.

Revenue Recognition.   The Company sells a majority of its products through distributors with standard terms of sale of FOB shipping point or FOB destination. The Company has certain consignment arrangements whereby revenue is recognized when products are used by the customer from consigned stock. Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured.

The Company sponsors a number of incentive programs to augment distributor sales efforts. Included in the Company’s incentive programs are certain rebate programs and sales and market share growth incentive programs. The costs associated with these sales programs are recorded as a reduction of revenue.

Terms of sale generally include 60-day payment terms and standard warranties for which reserves, based upon estimated warranty liabilities from historical experience, have been recorded. For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.

Shipping and handling costs totaling $10,891, $9,593, $4,611 and $3,281 for the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003, respectively, were recorded in selling, general and administrative expenses.

Earnings (Loss) Per Share.   The effects of options and warrants have not been considered in the determination of earnings (loss) per share for the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003, because the result would be anti-dilutive. Options and warrants not included in the calculation for the years ended December 31, 2005 and 2004 and the seven months ended December 31, 2003 were as follows:

	Year	Year	Seven Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Stock Options	923,266	675,000	300,000
Class A Warrants	—	—	1,157,000
Class B Warrants	700,000	700,000	700,000
Class C Warrants	271,429	271,429	271,429

The calculation of income (loss) per share follows:

				Predecessor
	Reorganized Company			Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003
		(Restated)	(Restated)
Numerator:
Income (loss) applicable to common shares
Continuing operations	$(18,222)	$(13,918)	$(19,999)	$568,308
Discontinued operations	(13,139)	11	(304)	655
Net income (loss)	$(31,361)	$(13,907)	$(20,303)	$568,963
Denominator:
Weighted average shares for basic and diluted earnings per share	13,315,028	13,308,590	13,300,000	3,590,286
Basic and diluted income (loss) per share amounts:
Income (loss) applicable to common shares
Continuing operations	$(1.37)	$(1.05)	$(1.50)	$158.29
Discontinued operations	(0.99)	0.01	(0.03)	0.18
Net income (loss)	$(2.36)	$(1.04)	$(1.53)	$158.47

Stock-Based Compensation.   Stock options are granted for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock option grants are recorded under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating results. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that pro forma net operating results and per share amounts be presented as if employee stock options were granted under the fair value method of that statement.

The fair value for options granted in 2005 was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk-free interest rate of 3.92%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.41, and a weighted average expected life of the options of five years. The fair value for options granted in 2004 was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk-free interest rate of 4.1%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.48, and a weighted average expected life of the options of five years. The fair value for options granted in 2003 was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7%, a dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.54, and a weighted average expected life of the options of four years. The weighted average fair value of options granted was $5.18 per share, $5.50 per share and $4.32 per share for the year ended December 31, 2005, the year ended December 31, 2004 and the seven months ended December 31, 2003, respectively.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following table illustrates the effect on loss and loss per share from continuing operations if the fair value expense recognition requirements of SFAS No. 123 had been applied to all stock options granted under the plans.

	Reorganized Company
	Year Ended December 31,		Seven Months Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Loss from continuing operations	$(18,222)	$(13,918)	$(19,999)
Add: Stock-based compensation costs, net of tax, included in loss as reported	29
Deduct: Total stock based compensation expense determined under fair value-based method for all awards	(3,587)	(991)	(420)
Pro forma loss from continuing operations	$(21,780)	$(14,909)	$(20,419)
Basic and diluted loss per share from continuing operations
As reported	$(1.37)	$(1.05)	$(1.50)
Pro forma	$(1.64)	$(1.12)	$(1.54)

Acceleration of Non-vested Stock Options.   On December 22, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain stock options previously awarded to executive officers and other employees under the Company’s 2004 Stock Incentive Plan. Shares purchased upon exercise of accelerated options before the original vesting date may not be sold or transferred until the original vesting date and, if the holder is not an employee of the Company or an officer of the Company on the original vesting date for any reason other than death or disability, may not be sold or otherwise transferred until the fifth anniversary of the original vesting date. Options to purchase approximately 493,683 shares of common stock were accelerated. Exercise prices of the accelerated options range from $10.95 to $14.45 per share. As a result, the Company recognized $29 of compensation expense during the fourth quarter of 2005. See Note 14 (Stock Options) to the consolidated financial statements.

Also, on December 22, 2005, the Company’s Board of Directors voted to accelerate the vesting of 50,000 stock options previously awarded to non-employee directors under the Company’s 2004 Non-employee Director Stock Option Plan that were scheduled to vest in August 2006. The exercise price of the accelerated options is $13.79 per share. There was no compensation expense as a result of the acceleration.

The Company’s decision to accelerate the vesting of these options was primarily to reduce the compensation expense that would be recorded in future periods following adoption of Financial Accounting Standards Boards Statement No. 123R, “Share-Based Payment” on January 1, 2006. As described in Note 14—Stock Options, this standard will require the Company to recognize compensation expense for share-based payment transactions, including unvested stock options beginning January 1, 2006.

Under the grants awarded pursuant to the Company’s 2004 Stock Incentive Plan, unexercised options terminate immediately upon the employee’s resignation or retirement.

Statements of Cash Flows.   For purposes of the statements of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

Foreign Currency Translation.   Local currencies have been designated as the functional currencies for all subsidiaries with the exception of the Company’s Hermosillo, Mexico operation whose functional currency has been designated the U.S. dollar. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange.

Accumulated Other Comprehensive Income (Loss).   Other comprehensive income (loss) is recorded as a component of shareholders equity (deficit). As of December 31, it consists of:

	2004 (Restated)			2005
	January 1	Increase (Decrease)	December 31	Increase (Decrease)	December 31
Cumulative foreign currency translation gains (losses)	$6,386	$5,279	$11,665	$(5,170)	$6,495
Minimum pension liability	—	—	—	(645)	(645)
	$6,386	$5,279	$11,665	$(5,815)	$5,850

4. Discontinued Operations

On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”), an indirect wholly-owned subsidiary which manufactures technologically advanced generators and engine-driven welders, to Mase Generators S.P.A (“Mase”). The net cash proceeds from the sale of GenSet of $4,797 were used to repay a portion of the Company’s outstanding balance of the Working Capital Facility during the first quarter of 2006. In addition, the buyer assumed approximately $7,571 of debt owed to local Italian lenders. Related to the disposition of GenSet, the Company recorded a loss on disposal of approximately $10,383, net of tax of $6,363 which is recorded as a component of discontinued operations. The schedule below sets forth certain information related to GenSet’s operations included in discontinued operations. The assets and liabilities of GenSet are classified as held for sale at December 31, 2004.

	Reorganized			Predecessor
	Company			Company
	Year	Year	Seven Months	Five Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	May 31,
	2005	2004	2003	2003
Net sales	$33,711	$31,816	$20,835	$14,204
Operating expenses	35,692	31,649	20,944	13,165
Other income (expenses)	(426)	(201)	340	(531)
Income tax (provision) benefit	494	(1,022)	(916)	(514)
Loss from operations	(1,913)	(1,056)	(685)	(6)
Loss on disposal of discontinued operations , net of tax of $6,363	(10,383)	—	—	—
Loss from discontinued operations	$(12,296)	$(1,056)	$(685)	$(6)

Select balance sheet items of GenSet are as follows:

December 31, 2004
Cash	$121
Accounts receivable	17,335
Inventory	11,821
Property and equipment, net	11,445
Goodwill and other intangible assets	7,055
Other assets	814
$48,591
Accounts payable and other liabilities	$29,676

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”), both indirect wholly-owned subsidiaries which distribute cutting and welding equipment, to Soldaduras PCR Soltec Limitada, and Penta Capital de Riesgo S.A. At December 31, 2005, Soltec met the criteria of held for sale and, as such, the assets and liabilities of Soltec are classified as held for sale and the results of operations have been presented as discontinued operations. As a result, the Company recorded an impairment loss of approximately $2,689 during the year ended December 31, 2005 as the carrying value exceeded the fair value. Net cash proceeds of approximately $6,420, less amounts held in escrow of $1,536 were used to repay a portion of the Company’s balance of the Working Capital Facility during the first quarter of 2006. Of the $6,420 net proceeds, approximately $1,536 is being held in escrow by the government of Chile until certain customary tax matters and filings are made. The Company anticipates receiving this amount in 2007. The schedule below sets forth certain information related to Soltec’s and Metalservice’s operations included in discontinued operations.

	Reorganized			Predecessor
	Company			Company
	Year	Year	Seven Months	Five Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	May 31,
	2005	2004	2003	2003
Net sales	$8,341	$7,213	$4,103	$2,563
Operating expenses	7,667	6,314	3,476	2,212
Other income (expenses)	425	(364)	(398)	38
Impairment loss	(2,689)	—	—	—
Income tax (provision) benefit	929	(110)	(87)	(14)
Income (loss) from discontinued operations	$(661)	$425	$142	$375

Select balance sheet items of Soltec are as follows:

	December 31,
	2005	2004
Cash	$1,206	$526
Accounts receivable	2,887	2,470
Inventory	2,244	1,687
Property and equipment, net	671	364
Goodwill and other intangible assets	2,183	4,285
Other assets	282	330
	$9,473	$9,662
Accounts payable and other liabilities	$1,441	$808

On March 9, 2006, the Company completed a series of transactions involving its South African subsidiaries. In a simultaneous transaction (effective January 1, 2006), the Company purchased the shares of its minority shareholder in Unique Welding Alloys Rustenburg (Proprietary) Ltd., d/b/a Thermadyne Plant Rental South Africa (“Plant Rental”), and sold 100% of the assets in Plant Rental to the former minority shareholder. The cash proceeds of approximately $4,031 from the transaction were used in the first quarter of 2006 by the Company to purchase all shares held by the minority shareholder of Thermadyne South Africa (Proprietary) Ltd., d/b/a Unique Welding Alloys, and all shares held by the minority shareholder of Maxweld & Braze (Proprietary) Ltd.

At December 31, 2005 the Plant Rental operation met the criteria of held for sale and as such the assets and liabilities have been classified as held for sale and the results of operations have been presented as discontinued operations. The Company recorded an impairment loss of approximately $1,919 during the year ended December 31, 2005 as the carrying value exceeded fair value. The schedule below sets forth certain information related to these operations included in discontinued operations.

				Predecessor
	Reorganized Company			Company
	Year	Year	Seven Months	Five Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	May 31,
	2005	2004	2003	2003
Net sales	$9,271	$5,650	$3,378	$2,385
Operating expenses	6,891	4,656	2,973	1,946
Other income (expenses)	3	(71)	(57)	(30)
Impairment loss	(1,919)	—	—	—
Income tax (provision) benefit	(646)	(281)	(109)	(123)
Income (loss) from discontinued operations	$(182)	$642	$239	$286

Select balance sheet items of Plant Hire are as follows:

	December 31,
	2005	2004
Cash	$1,532	$76
Accounts receivable	2,862	1,627
Property and equipment, net	2,122	1,826
Goodwill and other intangible assets	688	2,470
	$7,204	$5,999
Accounts payable and other liabilities	$2,714	$1,521

5. Reclassifications

Certain reclassifications have been made to the previously reported financial information for the year ended December 31, 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003 to conform to the presentation of such similar financial information for the year ended December 31, 2005.

6. Plan of Reorganization

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

Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain unaffected by the Chapter 11 cases and were paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases, and the holders of such claims continue to retain their liens.

The pre-petition senior secured lenders (Class 2) exchanged their approximately $365,000 in debt and outstanding letters of credit for 94.5% of new common stock, $180,000 in new senior debt notes and Series C Warrants exercisable for additional shares of new common stock. The pre-petition senior lenders transferred the Series C Warrants to certain pre-petition equity holders.

General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder’s pro rata share of $7.5 million and (2) 50% of such holder’s claim (estimated to provide a recovery on such claims of 30% to 37% of the amount of such claims). The Company has made distributions of $7.317 million through December 31, 2005 of such amounts.

The 9 7/8% Senior Subordinated Note Holders (Class 5) exchanged their approximately $230 million in debt and accrued interest for 5.5% of new common stock and Series A Warrants and Series B Warrants exercisable for additional shares of new common stock. The 9 7/8% Senior Subordinated Note Holders had the opportunity to subscribe for additional shares through a subscription offering held pursuant to the Plan of Reorganization, but no holders subscribed to the offering of new common stock.

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

The Thermadyne Holdings Equity Interests (Class 9), which include the Company’s existing common and preferred stock, were canceled upon the Effective Date of the Plan of Reorganization and the holders of such interests did not receive any distributions pursuant to the Plan of Reorganization.

On the Effective Date of the Plan of Reorganization, the Company issued 13.3 million shares of new common stock, $180,000 in new senior debt notes, 1.157 million Series A Warrants, 0.7 million Series B Warrants and 0.271 million Series C Warrants. The Company concurrently entered into a new senior secured credit facility providing for revolving loans of up to $50 million. The Company borrowed $15.3 million under the facility on the Effective Date to repay in full amounts outstanding under the $60 million debtor-in-possession credit facility among Thermadyne Mfg. LLC, as borrower, the Company and certain of its U.S. subsidiaries as guarantors and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the “DIP Facility”), for the payment of various pre-petition obligations and for general working capital purposes.

In accordance with AICPA Statement of Position 90-7, the Company adopted fresh-start accounting whereby the Company’s assets, liabilities and new capital structure were adjusted to reflect estimated fair value at May 31, 2003. The Company determined the reorganization value through consultation with the Company’s financial advisors, by developing a range of values using both comparable companies and net present value approaches. The reorganization value was based in part on financial projections prepared by us for the period 2003 through 2012. These projections assume a compound annual growth rate for sales of approximately 3.3% with domestic sales growing at a slightly faster pace than international. The projections also assume improved profitability from continued efforts to reduce cost. The Company made an allocation of the reorganization value to the Company’s various asset classes which included certain estimates and judgments. Significant assumptions and estimates used in determining the reorganization value and in the allocation of the reorganization value to the Company’s various asset classes are as follows:

In determining the $518 million reorganization value, the Company applied the income approach. The income approach is predicated on developing either cash flow or income projections over the useful lives of the assets, which are then discounted for risk and time value. The Company’s income approach began with the same assumptions that were used in the bankruptcy court proceeding regarding Company revenues, earnings before interest, taxes, depreciation and amortization and capital expenditures. These forecasts for cash flow and income were for 2003 through 2006; for years beyond 2006, the Company assumed a 3% terminal growth rate. The resulting net cash flows were then discounted to a present value with a weighted average discount rate of approximately 16.5%.

Work-in-process and finished goods inventories were recorded at their respective selling prices less costs to complete, costs of disposal and a reasonable profit on the selling effort, as applicable.

Fixed assets were recorded at their estimated fair value based upon management estimates and third-party appraisals. The Company’s estimates were based upon the market or cost approaches which estimate value based upon market prices in actual transactions or replacement value, respectively.

Identifiable intangible assets were recorded at their estimated fair value based upon management estimates and third-party appraisals. The Company’s estimates were based upon the income approach. Forecasts for cash flow and income were for 2003 through 2006; for years beyond 2006, the Company assumed a 3% terminal growth rate. The resulting net cash flows were then discounted to a present value with a discount rate of approximately 16.5%. For the Company’s trademarks and patents, the Company assumed that 80% and 12%, respectively, of the Company’s revenue is derived with the benefit of the trademark and patent portfolios. With regard to the Company’s customer relationships the Company assumed a 20 year life for the domestic relationships and a 10 year life for international relationships and a straight-line estimate for customer attrition. The resulting net revenue was attributed to the customer relationships as of the valuation date.

The excess of the reorganization value over identifiable assets was recorded as goodwill.

Set forth below is selected financial data derived from our audited consolidated financial statements (“Actual”) and selected projected financial data from the Disclosure Statement (“Projected”). The Company has provided additional discussion related to the early years of our turnaround efforts below. In summary, Actual sales results exceeded the Projected amounts by approximately 6% but Actual gross margin was 28% versus Projected of 39%. Gross margin was $40 million less than Projected. Selling, general and administrative costs were 8% in excess of Projected resulting in $8 million expense in excess of Projected. The Company also recognized $2 million of amortization of intangibles not reflected in the Projected amounts. Other expenses, principally interest, exceeded the Projected amount by $10 million. In total, the Actual loss from continuing operations was $46 million more than Projected.

	Selected Financial Data
	Year Ended December 31, 2005
	Actual	Projected
Net sales	$468,616	$440,000
Operating income	$11,929	$67,524
Income (loss) from continuing operations
before income tax provision	$(14,286)	$47,422
Income tax provision	3,936	19,164
Income (loss) from continuing operations	(18,222)	28,258
Loss from discontinued operations, net of tax	(13,139)	—
Net income (loss)	$(31,361)	$28,258

In the early years of the Company’s efforts, several items adversely influenced our actual results of operations as compared to our projections. Most notably, while the Company experienced the sales volumes higher than forecasted, the associated benefits of this growth were offset primarily by higher material costs, increased rebate expense related to a distributor incentive program which extends through 2006, increased short-term spending associated with our subsequent decision to consolidate two of our manufacturing operations while also establishing a new national distribution center, unplanned incremental investment in sales, general and administrative expenses, funding accelerated new product development, as well as, incremental expansion and development of international markets, increased costs related to financial reporting, compliance costs, legal costs associated with patent and trademark matters and information system and organization improvements. Additionally, increased restructuring charges related to severance costs, amortization expense related to intangible assets with definite lives and interest expense as a result of higher debt levels have adversely impacted results.

The Company believes that it can improve gross margins through more effective product pricing along with cost reductions from efficiency improvements in existing operations and through foreign sourcing initiatives. In addition, the Company is introducing new product lines with differing price points and cost structures to allow the Company to realize better margins in serving varying market demands. The Company also believes the benefits of the consolidated manufacturing operations and a new distribution system will provide cost efficiencies and improved customer satisfaction. The Company believed it was constrained particularly for the year ended December 31, 2005 in its ability to increase prices due to its inconsistent delivery performance. With improved delivery performance and customer satisfaction, the Company has greater ability to pass through material cost increases such as commodity based price increases.

The Company conducted its most recent annual goodwill impairment test during the fourth quarter of 2005 with the assistance of an independent, third-party valuation service. In doing so, the Company used comparable market values, market prices and the present value of expected future cash flows to estimate fair value. This required the Company to make significant judgments and estimates about future conditions in arriving at the estimates of future cash flows. Included in the analysis were actual results for the nine months ended September 30, 2005 and expected results for the years ended December 31, 2005 and 2006. In addition, and as previously discussed, the Company included judgments and estimates regarding changes and improvements in items and market conditions adversely impacting the early years of the turnaround efforts. As a result of these procedures, the Company estimated the fair value of the business enterprise and concluded that no adjustment to the carrying value of goodwill was necessary based on the annual impairment test. See Note 10 (Intangible Assets) for discussion of subsequent adjustments to goodwill.

7. Accounts Receivable

As of December 31, 2005 and 2004, accounts receivable are recorded at the amounts invoiced to customers less an allowance for discounts and doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

Allowance for Discounts and Doubtful Accounts	Balance at Beginning of Period	Provision	Net Write-offs & Adjustments	Balance at End of Period
Year ended December 31, 2005 (Reorganized Company)	$5,489	$552	$(3,198)	$2,843
Year ended December 31, 2004 (Reorganized Company)	5,957	759	(1,227)	5,489
Seven months ended December 31, 2003 (Reorganized Company)	4,089	2,748	(880)	5,957
Five months ended May 31, 2003 (Predecessor Company)	3,875	455	(241)	4,089

For the year ended December 31, 2005, the Company revised its method used to estimate the allowance for doubtful accounts to more closely correlate with its historical experience of actual bad debt losses. The effect of this revision resulted in an $860 reduction in the allowance for doubtful accounts and is included as a component of Net Write-offs and Adjustments in the above analysis.

8. Inventories

The composition of inventories at December 31 is as follows:

	Reorganized Company
	2005	2004
		(Restated)
Raw materials	$19,524	$18,945
Work-in-process	32,788	29,759
Finished goods	71,730	61,819
	124,042	110,523
LIFO reserve	(5,183)	(3,579)
	$118,859	$106,944

The carrying value of inventories valued by the LIFO method was $75,144 at December 31, 2005 and $62,437 at December 31, 2004.

9. Property, Plant, and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	Reorganized Company
	2005	2004
		(Restated)
Land	$8,406	$8,197
Building	13,369	17,313
Machinery and equipment	68,220	65,604
	89,995	91,114
Accumulated depreciation	(33,365)	(25,861)
	$56,630	$65,253

Assets recorded under capitalized leases were $12,611 ($9,175 net of accumulated depreciation) and $13,793 ($10,912 net of accumulated depreciation) at December 31, 2005 and 2004, respectively.

10. Intangible Assets

The composition of intangible assets at December 31 is as follows:

	Reorganized Company
	2005	2004
		(Restated)
Goodwill	$207,509	$213,051
Patents and customer relationships	38,251	46,612
Trademarks	33,403	33,403
	279,163	293,066
Accumulated amortization	(5,313)	(7,039)
	$273,850	$286,027

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

Carrying Amount
of Goodwill
Balance as of January 1, 2004 (restated)	$144,174
Deferred tax adjustments	69,692
Change in pre fresh-start valuation allowance	(815)
Balance as of December 31, 2004 (restated)	213,051
Change in estimated fresh-start liabilities	(5,542)
Balance as of December 31, 2005	$207,509

The Company conducted its most recent annual goodwill impairment test during the fourth quarter of 2005 with the assistance of an independent, third-party valuation service. In doing so, the Company used comparable market values, market capitalization and the present value of expected future cash flows to estimate fair value. This process required significant judgments and estimates about future conditions in arriving at the estimates of future cash flows. Included in this analysis were actual results for the nine months ended September 30, 2005 and expected results for the years ended December 31, 2005 and 2006. In addition, the Company included judgments and estimates regarding changes and improvements in items and market conditions adversely impacting the early years of the Company’s turnaround efforts. As a result of these procedures and considering the effects of the discontinued operations, the Company concluded that an adjustment to the carrying value of goodwill was not necessary. Additionally, as a result of the disposition of GenSet, the Company conducted an interim goodwill impairment test as of December 29, 2005 and concluded that no adjustment to the carrying value of goodwill was necessary as the fair value of Thermadyne, excluding GenSet, exceeded its carrying value.

As described in the Note 2—Restatement of Consolidated Financial Statements, in the third quarter of 2004, the Company recorded adjustments to deferred tax liabilities  to reflect the determination of tax attribute reductions made as a result of the Company’s emergence from bankruptcy and goodwill was increased $69,692.

Amortization expense amounted to $3,295, $3,388, $2,345, and $295 for the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003, respectively. Amortization expense for patents and customer relationships is expected to be approximately $3,500 for each of the next five fiscal years.

11. Debt and Capital Lease Obligations

The composition of debt and capital lease obligations at December 31 is as follows:

	Reorganized Company
	2005	2004
		(Restated)
Working Capital Facility	$31,796	$10,824
Second-Lien Facility	30,000	20,000
Term A Loan	7,598	9,250
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases (Note 15)	15,079	17,161
Other	729	4,054
	260,202	236,289
Current maturities, working capital facility and term loan	(43,991)	(26,808)
	$216,211	$209,481

At December 31, 2005 the schedule of principal payments of debt including the term loan as scheduled, excluding capital lease obligations and the working capital facility, is as follows:

2006	$2,450
2007	1,321
2008	31,321
2009	3,635
2010	—
Thereafter	173,583

For the years ended December 31, 2005 and 2004, the Company’s weighted average interest rate on its short-term borrowings was 6.45% and 7.71%, respectively. Interest paid for each of the years ended December 31, 2005 and 2004 and for the seven months ended December 31, 2003 and the five months ended May 31, 2003 was $22,159, $15,011, $9,290, and $8,787, respectively.

Credit Agreement

The Company and its U.S. subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $9,250 term loan (the “Term Loan”) (which was repaid in July 2006), a $2,050 delayed draw term loan (the “Delayed Draw

Term Loan”),  and a $70,000 revolving loan commitment (the “Revolver”). Up to $25,000 of the Revolver is available for letters of credit and $12,609 of letters of credit were outstanding as of December 31, 2005. Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. Unused availability was $15,621 as of December 31, 2005. The Revolver terminates on November 22, 2009. As of December 31, 2005, we did not have access to the Delayed Draw Term Loan.

Borrowings under the Term Loan and the Revolver accrue interest, at the Company’s option, at LIBOR (4.39% as of December 31, 2005) plus 2.25% or the prime rate (7.25% as of December 31, 2005) plus 0.5% on the Revolver, and LIBOR plus 2.50% or the prime rate plus 0.75% on the Term Loan. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Unused portions of the Revolver are charged 50 basis points as of December 31, 2005. The Credit Agreement is secured by substantially all of the assets of the Company’s subsidiaries in the U.S., Canada, the United Kingdom, and Australia, together with a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to non-U.S. subsidiaries. The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and maximum leverage ratios relative to (“EBITDA”), as defined by the Credit Agreement.

The Revolver is referred to as the Working Capital Facility and includes a lockbox agreement which provides all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit. These agreements, combined with the existence of a subjective Material Adverse Effect (“MAE”) clause, cause the Working Capital Facility and Term Loan to be classified as a current liability. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Working Capital Facility classified as a current liability. The Company’s intent is to continually use the Working Capital Facility throughout the life of the agreement to fund working capital needs. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, assets or prospects. In March  2005, we entered into amendments which modified a financial covenant and enabled us to extend our Second—Lien Facility. In July 2005, August 2005, October 2005 and November 2005, the Credit Agreement was amended to modify certain financial and non-financial covenants. On December 29, 2005, the Company further amended the Credit Agreement to permit the sale of the stock of GenSet and Soltec, and to decrease both the total loan commitment and the revolving loan commitment to $70,000. The amendment further stipulated that the net proceeds of each of the GenSet sale and Soltec sale be applied to the principal balance of the Revolver. Both the GenSet and the Soltec sales have been completed and the net proceeds applied to the Revolver in the first quarter of 2006. See Note 4 of the Notes to Consolidated Financial Statements. In May 2006, the Credit Agreement was amended to (i) delete the EBITDA covenant from the agreement, (ii) modify the minimum fixed charge coverage ratio and (iii) modify the maximum leverage ratio covenants. In July 2006, the Credit Agreement was further amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 point reduction per quarter thereafter until the coverage ratio reaches 4.00 which occurs during the quarter ending March 31, 2010, and (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and thereafter and (iii) establish a minimum availability requirement of $5 million.

Second-Lien Facility

The Company and its U.S. subsidiaries became borrowers under a $20,000 Second-Lien Term Loan facility (the “Second-Lien Facility”) which was entered into on July 29, 2004. The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR (4.39% as of December 31, 2005) plus 4.50%, or an alternative base rate of the greater of (a) the Prime Rate or (b) the federal funds rate plus one half of

1.00% plus 3.50%. The Second-Lien Facility, which matures on November 7, 2008, restricts the amount of long-term debt the Company may incur and has other customary provisions including financial and non-financial covenants. On November 5, 2005, the Second-Lien Facility was amended to increase the borrowings to $30,000. Proceeds were used to repay the Revolver. In March 2005, August 2005, October 2005, and in June 2006, the Second-Lien Facility was amended to modify certain financial and non-financial covenants. On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings from $30 million to $50 million. The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver.

Covenant Compliance

At December 31, 2005, the Company was in compliance with its financial covenants, as a result of amendments received in July 2006 which increased the Company’s maximum leverage ratio and decreased the minimum fixed charge ratio. The Company expects to remain in compliance with the financial covenants during 2006 by achieving our 2006 financial plan, which includes realizing sales of new products to be introduced throughout 2006, price increases for existing products, and successfully implementing certain cost reduction initiatives including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing. The Company also is actively exploring the sale of one additional non-core business unit to generate additional liquidity. If the Company is not successful in achieving the 2006 financial plan, the Company could also pursue other alternatives to repay debt and improve liquidity. These alternatives include deferral of certain capital expenditures and reduction of costs. If the Company is not successful in achieving the 2006 financial plan, as well as the aforementioned alternatives, the Company may not be in compliance with the revised financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility. There can be no assurance that the Company could obtain such amendments, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on the Company’s financial condition.

Senior Subordinated Notes

The Company is the issuer of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due in 2014, of which more than 99% were exchanged for registered notes (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9¼% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. In an amendment dated May 9, 2006, the Company is now required, subject to certain conditions in the Credit Agreement and Second Lien Facility, to use the amount of “Excess Cash Flow,” as defined in the Indenture, to either purchase notes through an offer of 101% or permanently repay senior debt within 105 days after year end.

On July 21, 2006, the Company commenced a consent solicitation seeking amendments to the indenture governing Notes and waiving existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the Securities and Exchange Commission. The amendments would extend the time for filing these reports to August 21, 2006 and for additional fees that could aggregate to $2 million would also allow the Company to elect to extend the time within which the Company must file its second quarter 2006 Form 10-Q to no later than December 17, 2006. Under the consent solicitation, the indenture would be amended to provide for the payment of additional Special Interest on the Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0 with the payment of contingent cash consent fees to consenting holders of the Notes. As of July 31, 2006, holders of 100% of the outstanding Notes have consented to the solicitation.

Until the execution of the amendments to the indenture, the Company has the right to (i) terminate the solicitation for any reason, (ii) amend the terms of the solicitation, (iii) modify the form or amount of the consideration to be paid pursuant to the solicitation or (iv) waive any of the conditions to the Solicitation, subject to applicable law. The Company intends to execute the amendment.

The notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100%.

Parent Company Financial Information

Borrowings under the Amended Credit Agreement are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, certain of Industries’ other domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada. The Amended Credit Agreement contains restrictions that limit Industries’ ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation. At December 31, 2005 and 2004, the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries, and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

12. Derivative Instrument

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

In accordance with SFAS No. 133, as of December 31, 2005, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. A fair value adjustment of $1,417 and $213 at December 31, 2005 and 2004, respectively, was recorded as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. The Company realized a reduction in its interest expense as a result of the interest rate swap of $244 and $1,002 for the years ended December 31, 2005 and 2004, respectively.

13. Warrants

In connection with the restructuring and the settlement of the various creditor classes in the Chapter 11 bankruptcy proceeding, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

				Warrants
	Warrants			Issued and
	Issued			Outstanding
	to Purchase			as of
	Common	Exercise		December 31,
	Stock	Price	Expiration	2005
	(000)	Per Share	Date	(000)
Class A Warrants	1,157	$13.85	May 23, 2004	—
Class B Warrants	700	$20.78	May 23, 2006	700
Class C Warrants	271	$27.70	May 23, 2006	271

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

The Class C Warrants were issued to the former majority equity holders of the Company. The former equity holders received no other significant disbursements or consideration upon emergence from Chapter 11. These warrants have been treated as an exchange of old equity securities for new equity securities in connection with recording the reorganization entries and establishing the opening fresh-start balance sheet. As of the opening fresh-start balance sheet date, the fair value of the Class A, Class B and Class C Warrants was $2,500, $1,500 and $0, respectively. The fair value of the warrants was estimated using the Black-Scholes-Merton option pricing method with the following significant assumptions:

Risk-free rate of return	5.0%
Volatility	35.0%
Shares issued on the effective date	13.3 million
New Common Stock midpoint value	$13.85 per share

During the year ended December 31, 2004, 13,973 Class A Warrants were exercised, the proceeds of which were $193. The remaining Class A Warrants expired on May 23, 2004. There were no Class B Warrants or Class C Warrants exercised during the year ended December 31, 2005.

14. Stock Options

The stock option plans existing at December 31, 2002 and all options issued thereunder were canceled in May 2003 upon emergence from Chapter 11 bankruptcy.

The 2004 Non-Employee Directors Stock Option Plan (the “Directors Plan”) was adopted in May 2004 for the Company’s Board of Directors. Up to 200,000 shares of the Company’s common stock with a maximum contractual term of 10 years may be issued pursuant to awards granted by the Compensation Committee under the Directors Plan.

The 2004 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted in May 2004 for the Company’s employees. Up to 1.478 million shares of the Company’s common stock with a maximum contractual term of 10 years may be issued pursuant to awards granted by the Compensation Committee under the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of (a) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, (b) non-statutory stock options, (c) stock appreciation rights (“SARs”), (d) restricted stock, (e) stock units and (f) performance awards.

In 2005, the Company awarded 516,000 options under the Stock Incentive Plan, of which 84,000 were canceled or expired and 385,000 are fully vested at December 31, 2005. The remaining 46,000 options will vest within three years of the grant date if certain financial goals are met, but will vest at the end of seven years regardless of whether these financial targets are achieved.

In 2004, the Company awarded 375,000 stock options under the Stock Incentive Plan, of which 58,000 were canceled or expired and 167,000 are fully vested at December 31, 2005. The remaining 150,000 options will vest within three years of the grant date if certain financial goals are met, but will vest at the end of seven years regardless of whether these financial targets are achieved.

In 2003, the Company awarded 300,000 stock option grants under individual stock option agreements of which 125,000 were canceled or expired and 175,000 are fully vested at December 31, 2005.

Acceleration of Non-Vested Stock Options.   On December 22, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain stock options previously awarded to executive officers and other employees under the Company’s 2004 Stock Incentive Plan. Shares purchased upon exercise of accelerated options before the original vesting date may not be sold or transferred until the original vesting date and, if the holder is not an employee of the Company or an officer of the Company on the original vesting date for any reason other than death or disability, may not be sold or otherwise transferred until the fifth anniversary of the original vesting date. Options to purchase approximately 494,000 shares of common stock were accelerated. Exercise prices of the accelerated options range from $10.95 to $14.45 per share. As a result, the Company recognized $29 of compensation expense during the fourth quarter of 2005. See Note 24 (“Recently Issued Accounting Standards”).

A summary of the activity and related information for options issued after emergence from Chapter 11 is summarized as follows:

	Reorganized Company
		Weighted
		Average
	Shares	Exercise Price
Options outstanding at June 1, 2003	—	$—
Options granted	300,000	11.81
Options exercised	—	—
Options canceled or expired	—	—
Options outstanding at December 31, 2003	300,000	$11.81
Options granted	375,000	13.10
Options exercised	—	—
Options canceled or expired	—	—
Options outstanding at December 31, 2004	675,000	$12.53
Options granted	515,875	12.44
Options exercised	—	—
Options canceled or expired	(267,609)	—
Options outstanding at December 31, 2005	923,266	$12.84

Options to purchase: 727,016 shares were exercisable at December 31, 2005 and 245,833 were exercisable at December 31, 2004.

Following is a summary of stock options outstanding as of December 31, 2005:

		Weighted Average
	Number of	Remaining Life	Shares
	Options	(In Years)	Exercisable
Options outstanding:
Exercise price of $10.95	25,000	7.9	25,000
Exercise price of $12.15	50,000	9.3	25,000
Exercise price of $12.18	313,100	9.3	313,100
Exercise price of $12.59	8,000	9.4	8,000
Exercise price of $13.10	316,666	8.5	166,666
Exercise price of $13.30	23,750	9.4	15,000
Exercise price of $13.75	5,000	9.7	2,500
Exercise price of $13.79	150,000	7.6	150,000
Exercise price of $13.95	5,500	9.5	5,500
Exercise price of $14.20	6,250	9.1	6,250
Exercise price of $14.45	20,000	9.6	10,000
	923,266		727,016

The Company will adopt SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The impact of the adoption of SFAS No. 123(R) is estimated to result in a charge of $900 to income before income taxes in 2006 related to unvested options as of December 31, 2005 and options expected to be granted in 2006.

15. Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows:

	Capital	Operating
	Leases	Leases
2006	$3,144	$3,783
2007	2,890	3,471
2008	3,063	3,106
2009	3,306	2,392
2010	3,241	1,690
Thereafter	7,898	2,490
Total minimum lease payments	23,542	$16,932
Amount representing interest	(8,445)
Present value of net minimum lease payments, including current obligations of $1,633	$15,097

Rent expense under operating leases amounted to $5,927, $7,279, $3,900, and $2,785 for each of the years ended December 31, 2005, and 2004, and the seven months ended December 31, 2003, and the five months ended May 31, 2003, respectively.

16. Income Taxes

Pretax income (loss) from continuing operations was allocated under the following jurisdictions:

				Predecessor
	Reorganized Company			Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003
		(Restated)	(Restated)
Domestic income (loss)	$(22,796)	$(28,605)	$(14,725)	$515,287
Foreign income	8,510	10,232	195	55,309
Income (loss) from continuing operations before income taxes	$(14,286)	$(18,373)	$(14,530)	$570,596

The provision benefit for income taxes for continuing operations is as follows:

				Predecessor
	Reorganized Company			Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003
		(Restated)	(Restated)
Current:
Federal	$—	$—	$—	$—
Foreign	4,175	8,674	3,187	2,138
State and local	3,339	1,730	1,052	150
Total current	7,514	10,404	4,239	2,288
Deferred	(3,578)	(14,859)	1,230	—
Income tax provision (benefit)—continuing operations	$3,936	$(4,455)	$5,469	$2,288

The composition of deferred tax assets and liabilities at December 31 is as follows:

	Reorganized Company
	December 31,
	2005	2004
		(Restated)
Deferred tax assets:
Post-employment benefits	$7,842	$7,729
Accrued liabilities	4,795	4,596
Other	2,235	5,812
Net operating loss carryforwards—foreign and U.S.	16,473	12,363
Total deferred tax assets	31,345	30,500
Valuation allowance for deferred tax assets	(19,480)	(16,957)
Net deferred tax assets	11,865	13,543
Deferred tax liabilities:
Fixed assets	(384)	(1,697)
Intangibles	(19,606)	(20,156)
Inventories	(3,029)	(3,101)
Investment in subsidiary	(43,013)	(57,463)
Total deferred tax liabilities	(66,032)	(82,417)
Net deferred tax assets (liabilities)	$(54,167)	$(68,874)

Income taxes paid for each of the years ended December 31, 2005 and 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003 were $6,812, $6,980, $3,746, and $640, respectively.

The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income excluding the gain on reorganization and adoption of fresh-start accounting as a result of the following differences:

				Predecessor
	Reorganized Company			Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Seven Months Ended December 31, 2003	Five Months Ended May 31, 2003
		(Restated)	(Restated)
Tax at U.S. statutory rates	$(5,000)	$(6,431)	$(5,086)	$199,709
Foreign deemed dividends (Section 956)	3,524	1,554	—	—
Nondeductible expenses and other exclusions	570	(290)	1,565	612
Reorganization fresh-start adjustments	—	—	—	(139,744)
Valuation allowance for deferred tax benefits	1,821	10,008	5,382	(57,979)
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	3,260	1,226	2,556	(420)
State income taxes	3,339	1,730	1,052	110
Change in basis difference in investment of subsidiary	(3,578)	(12,252)	—	—
Income tax provision (benefit)	$3,936	$(4,455)	$5,469	$2,288

During the fourth quarter of 2005, the Company initiated a review of the availability of its U.S. net operating loss carryforwards. The Company determined that certain of its net operating loss carryforwards will be lost due to various Internal Revenue Code sections. The Company has engaged a tax service provider to perform a comprehensive study to determine the specific limitations related to the remaining net operating loss carryforwards. The study is expected to be completed during the third quarter of 2006. Based on its current analysis, the Company believes that the net operating losses generated up to and including December 31, 2003 will be lost. The Company has not recorded a deferred tax asset for these net operating loss carryforwards.

As of December 31, 2005, the Company has net operating loss carryforwards from the years 2004 and 2005 available to offset future U.S. taxable income of approximately $29 million. The Company has recorded a deferred tax asset and a valuation allowance on the utilization of these net operating loss carryforwards. The net operating losses in the U.S. will expire in 2024 and 2025.

The Company has established accruals for certain tax contingencies associated with state income tax return filing positions which may be challenged. The tax contingency accruals are adjusted based on changing facts and circumstances. The Company believes the tax contingency accruals recorded are adequate.

The Company’s foreign subsidiaries have undistributed earnings at December 31, 2005. The Company has recognized the estimated U.S. income tax liability associated with the majority of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. The earnings of the other foreign subsidiaries not covered by I.R.C. Section 956 are considered to be indefinitely reinvested, and accordingly, no provisions for U.S. federal and state income taxes have been provided therein. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The tax amounts actually payable may differ from these estimates upon the distribution because of the complexities associated with its hypothetical calculation and the uncertainty that the income levels would have on fresh-start accounting adjustments.

As a result of the 2003 bankruptcy restructuring, the Company recognized cancellation of indebtedness income. Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, provided that the Company reduces its basis in its tax attributes. This attribute reduction includes reducing the tax basis in the stock of the Company’s subsidiaries. This reduction in stock basis creates a difference between the Company’s book and tax basis in the subsidiary stock for which a deferred income tax liability was recorded. The final determination of the reduction in tax attributes was made following the bankruptcy restructuring with the filing of the Company’s federal income tax return and with positions taken with respect to the manner in which we would reduce our tax attributes. As a result, the Company revised certain estimates and recorded adjustments to increase deferred tax liabilities by $60.2 million, made a cumulative catch up adjustment of $9.5 million income tax benefit in the statement of operations to reflect the reduction in the basis difference in the subsidiary stock from the fresh-start accounting date through September 30, 2004, with an offsetting increase of $69.7 million in goodwill. Subsequent reductions in the book-tax basis difference as a result of post 2003 bankruptcy restructuring activity are recorded in the statement of operations. The Company further reduced its deferred tax liability with an increase to income tax benefit in the statement of operations in the fourth quarter of 2004 for $2,752 for a total reduction of $12,252 in 2004 and $3,578 in 2005.

17. Employee Benefit Plans

401(k) Retirement Plan.   The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion, the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $1,486, $1,989, $1,281, and $915 for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003, respectively.

Deferred Compensation Plan.   Each director, other than the Company’s Chairman and Chief Executive Officer, is entitled to receive a $75 annual fee. Forty percent of this annual fee is deposited into the Company’s Non Employee Director Deferred Compensation Plan (the “Deferred Compensation Plan’’). Under the Deferred Compensation Plan, deferral amounts are credited to an account and converted into the amount of shares of our common stock equal to the amount deferred divided by the fair market value of our common stock on the deferral date. A director’s account is distributed pursuant to the terms of the Deferred Compensation Plan upon his or her termination or a change in control; otherwise, the account is distributed as soon as administratively feasible after the date specified by the director. Directors may elect to receive the shares in their accounts in either a lump sum or substantially equal installments over a period not to exceed five years.

Pension Plans.   The Company’s subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989, into one plan (the “Retirement Plan”). All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.

The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed. Pension benefits are actuarially determined and are funded through mandatory participant contributions and the Company’s actuarially determined contributions. The Company made contributions of $588, $632 and $391 for the years ended December 31, 2005, 2004, and 2003, respectively. Prepaid benefit cost at December 31, 2005 and 2004 was $8,988 and $9,818, respectively. The prepaid benefit cost is not included in the table below or in the balance sheet, as the Company has no legal right to amounts included in this fund. In addition, upon dissolution of the Fund, any excess funds are required to be allocated to the participants as determined by the actuary. Accordingly, the Company accounts for this fund as a defined contribution plan. The actuarial assumptions used to determine the Company’s contribution, the funded status, and the retirement benefits are consistent with previous years.

Other Postretirement Benefits.   The Company has a retirement plan covering both salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement healthcare portion is contributory, with retiree contributions adjusted annually as determined based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of healthcare and life insurance benefits in the year incurred.

The measurement date used to determine pension and other postretirement measurements for the plan assets and benefit obligations is December 31. The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other post-retirement benefit plans as recognized in the consolidated balance sheets for the years ended December 31, 2005 and 2004:

			Other
	Pension Benefits		Postretirement Benefits
	Reorganized Company		Reorganized Company
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$19,806	$18,882	$23,727	$19,200
Service cost	—	—	1,293	978
Interest cost	1,143	1,142	1,003	1,272
Actuarial (gain) loss	929	678	(6,425)	2,979
Plan amendments	—	—	—	—
Benefits paid	(930)	(896)	(720)	(702)
Benefit obligation at end of year	$20,948	$19,806	$18,878	$23,727
Change in plan assets:
Fair value of plan assets at beginning of year	$14,981	$13,523
Actual return on plan assets	903	1,417
Employer contributions	1,172	998
Benefits paid	(930)	(896)
Administrative expenses	(159)	(61)
Fair value of plan assets at end of year	$15,967	$14,981
Funded status of the plan (underfunded)	$(4,981)	$(4,825)	$(18,878)	$(23,727)
Unrecognized net actuarial loss (gain)	645	(747)	(3,315)	2,790
Net amount recognized	$(4,336)	$(5,572)	$(22,193)	$(20,937)
Amounts recognized in the balance sheets:
Accrued benefits	$(4,981)	$(5,572)
Accumulated other comprehensive loss	645	—
Net amount recognized	$(4,336)	$(5,572)
Weighted-average assumptions as of December 31:
Discount rate—net periodic benefit cost	5.90%	6.25%	5.90%	6.25%
Discount rate—benefit obligations	5.65%	5.90%	5.65%	5.90%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The defined benefit pension plan’s weighted average asset allocations by asset category at December 31, 2005 and 2004, are as follows:

	2005	2004
Equity securities	56.00%	59.26%
Debt securities	29.00%	34.00%
Insurance contracts	6.00%	6.07%
Other	9.00%	0.67%
Total	100.00%	100.00%

The assets of the defined benefit pension plan are invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974 (ERISA); namely, (a) the safeguards and diversity to which a prudent investor would adhere must be present and (b) all transactions undertaken on behalf of the Fund must be for the sole benefit of plan participants and their beneficiaries. The following is a summary of the investment guidelines and strategies:

Investment Horizon.   The investment strategy is based on a rolling time horizon of three to five years.

Objective.   The investment objective is to obtain the highest possible return commensurate with the level of assumed risk.

Asset Types.   The pension fund is managed utilizing the following classes of assets: equities and their equivalents, fixed income securities and cash and cash equivalents.

Asset Mix.   The following represents the midpoint mix of the asset types described:

Equities

Large capitalization equities	32%
Mid capitalization equities	7%
International equities	12%
Small capitalization equities	6%

Fixed Income

Core bonds	26%
High yield bonds	2%
Insurance and annuity contract	6%
Real Estate	9%
Total	100%

Cash and cash equivalents are used as appropriate for plan liquidity needs.

Investment Management.   The limits for equity/fixed income emphasis (at market value) are:

	Minimum	Midpoint	Maximum
Large capitalization equities	23%	33%	43%
Mid capitalization equities	10%	15%	20%
International equities	10%	10%	10%
Emerging markets (international)	5%	5%	5%
Fixed income	22%	37%	52%

The expected long-term rate of return on plan assets is 8%. In setting this rate, the Company considered the historical returns of the plan’s fund, anticipated future market conditions including inflation and the target asset allocation of the plan’s portfolio.

The Company expects to contribute approximately $1,300 in required payments to the Retirement Plan for the year ending December 31, 2006. It is not expected that any discretionary contributions or non-cash contributions will be made.

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits
				Predecessor
	Reorganized Company			Company
	Year	Year	Seven Months	Five Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	May 31,
	2005	2004	2003	2003
Components of the net periodic benefit cost:
Interest cost	$1,143	$1,142	$665	$437
Expected return on plan assets	(1,207)	(1,091)	(529)	(366)
Recognized loss	—	—	—	116
Prior service cost recognized	—	—	—	7
Benefit cost (credit)	$(64)	$51	$136	$194

	Other Postretirement Benefits
				Predecessor
	Reorganized Company			Company
	Year	Year	Seven Months	Five Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	May 31,
	2005	2004	2003	2003
Components of the net periodic benefit cost:
Service cost	$952	$978	$597	$370
Interest cost	1,003	1,272	891	421
Recognized gain	(132)	—	—	(195)
Prior service cost recognized		—	—	(80)
Benefit cost	$1,823	$2,250	$1,488	$516

The assumed medical cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.5%, 7.0%, 7.0%, and 7.5% for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003, respectively, declining gradually to 5.0% in 2015. The assumed dental cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.0% for all periods.

The assumed medical cost trend rate used in measuring the net benefit cost was 12.0%, 7.0%, 7.5%, and 7.5% for the year ended December 31, 2005, the year ended December 31, 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003 , respectively, declining gradually to 5.0% in 2015. The assumed dental cost trend rate used in measuring the net benefit cost was 6.0% for all periods.

A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2005	$251	$(344)
Effect on postretirement benefit obligation as of December 31, 2005	$3,187	$(2,551)

The following table presents the benefits expected to be paid in the next ten fiscal years:

		Other
	Pension	Postretirement
Year	Benefits	Benefits
2006	$1,052	$529
2007	$1,086	$613
2008	$1,152	$636
2009	$1,196	$709
2010	$1,227	$782
2011 through 2016	$6,956	$5,457

Stock Purchase Plan.   The Company adopted an employee stock purchase plan effective during the third quarter of 2005 that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at 92.5% of the market price at the end of the quarter. For the year ended December 31, 2005, 4.2 thousand shares were purchased under this plan.

18. Segment Information

Although the Company’s continuing operations are comprised of several product lines and operating locations, similarity of products, paths to market, end-users and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis, and accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the United States, Europe and Australia/Asia.

Summarized financial information concerning the Company’s geographic segments for its continuing operations is shown in the following table:

				Predecessor
	Reorganized Company			Company
		Year Ended	Seven Months	Five Months
	Year Ended	December 31,	Ended	Ended
	December 31,	2004	December 31,	May 31,
	2005	(Restated)	2003	2003
Net sales:
North America	$292,765	$277,344	$141,230	$99,460
Europe	34,711	32,859	16,105	12,006
Australia / Asia	74,996	70,046	35,774	20,500
All other international	66,144	57,280	28,895	18,499
	$468,616	$437,529	$222,004	$150,465

	Reorganized Company
	December 31,	December 31,
	2005	2004 (restated)
Identifiable assets:
North America	$37,190	$48,264
Europe	1,347	2,734
Australia / Asia	8,714	10,769
All other international	17,458	11,002
	$64,709	$72,769

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End-users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

				Predecessor
	Reorganized Company			Company
		Year Ended	Seven Months	Five Months
	Year Ended	December 31,	Ended	Ended
	December 31,	2004	December 31,	May 31,
	2005	(Restated)	2003	2003
Gas equipment	$165,198	$166,893	$90,553	$60,649
Welding equipment	54,099	51,374	24,096	15,445
Arc accessories	139,032	117,084	56,168	38,482
Plasma power supplies, torches and consumable parts	72,856	71,635	35,500	24,943
Filler metal	37,431	30,543	15,687	10,946
	$468,616	$437,529	$222,004	$150,465

19. Contingencies

The Company and certain of its wholly-owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At December 31, 2005, the Company was co-defendant in 1,128 cases alleging manganese-induced illness. Manganese is an essential element of steel and is contained in all welding consumables. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in welding consumables cause the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2005, 707 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the North District of Ohio. Between June 1, 2003 and December 31, 2005, the Company was dismissed from 185 similar cases.

The Company is party to certain environmental matters, although no claims are currently pending. Any related obligations are not expected to have a material effect on the Company’s business or financial condition or results of operations.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

20. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in different parts of the world, and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not require collateral on these financial instruments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable.

Fair Value

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:   The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

Accounts receivable and accounts payable:   The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Debt:   The carrying values of the obligations, outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $153,125 and $171,063 at December 31, 2005, and 2004, respectively, is based on available market information.

Interest rate swap:   The fair value of the interest rate swap represents the estimated amount the Company would receive or pay upon termination of the agreement. A fair value adjustment of $1,417 and $213 was recorded at December 31, 2005 and 2004, respectively.

21. Quarterly Results of Operations (Unaudited)

During the year end review of the Company’s 2005 financial statements, various adjustments were identified that related to the first three quarters of 2005, each of the quarters of 2004 and the second, third and fourth quarters of 2003. The adjustments, as more fully described in Note 2—Restatement of Consolidated Financial Statements, included matters related to income taxes, foreign currency transactions and other adjustments related to international business units. All amounts presented below have been adjusted for the Company’s discontinued operations as described in Note 4—Discontinued Operations.

The following is a summary of the quarterly results of operations for the year ended December 31, 2005 as originally reported and as restated.

	Reorganized Company
	Three Months Ended March 31, 2005(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$112,731	$93	$112,824
Gross profit	34,599	227	34,826
Operating income	7,013	(1,169)	5,844
Income (loss) applicable to common shares:
Continuing operations	$701	$(1,726)	$(1,025)
Discontinued operations	289	—	289
Net income	$990	($1,726)	$(736)
Basic and diluted income (loss) per share applicable to common shares(1):
Continuing operations	$0.05	$(0.13)	$(0.08)
Discontinued operations	0.02	—	0.02
Net income	$0.07	$(0.13)	$(0.06)

	Reorganized Company
	Three Months Ended June 30, 2005(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$121,290	$92	$121,382
Gross profit	31,565	1,101	32,666
Operating income	2,870	1,187	4,057
Income (loss) applicable to common shares:
Continuing operations	$(2,015)	$760	$(1,255)
Discontinued operations	319	—	319
Net loss	$(1,696)	$760	$(936)
Basic and diluted income (loss) per share applicable to common shares(1):
Continuing operations	$(0.15)	$0.06	$(0.09)
Discontinued operations	0.02	0.00	0.02
Net loss	$(0.13)	$0.06	$(0.07)

	Reorganized Company
	Three Months Ended September 30, 2005(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$120,270	$93	$120,363
Gross profit	35,002	(167)	34,835
Operating income (loss)	5,045	1,135	6,180
Loss applicable to common shares:
Continuing operations	$(7,282)	$2,469	$(4,813)
Discontinued operations	(93)	—	(93)
Net loss	$(7,375)	$2,469	$(4,906)
Basic and diluted loss per share applicable to common shares(1):
Continuing operations	$(0.55)	$0.18	$(0.37)
Discontinued operations	—	—	—
Net loss	$(0.55)	$0.18	$(0.37)

Reorganized Company
Three Months Ended
December 31,
2005(1)
Continuing Operations
Net sales	$114,047
Gross profit	29,458
Operating loss	(4,152)
Loss applicable to common shares:
Continuing operations	$(11,129)
Discontinued operations	(13,654)
Net loss	$(24,783)
Basic and diluted loss per share applicable to common shares(1):
Continuing operations	$(0.84)
Discontinued operations	(1.02)
Net loss	$(1.86)

The following is a summary of the quarterly results of operations for the year ended December 31, 2004 as originally reported and as restated:

	Reorganized Company
	Three Months Ended March 31, 2004(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$105,939	$(103)	$105,836
Gross profit	32,596	1,327	33,923
Operating income	5,077	1,632	6,709
Income (loss) applicable to common shares:
Continuing operations	$(778)	$1,471	$693
Discontinued operations	(251)	—	(251)
Net income (loss)	$(1,029)	$1,471	$442
Basic and diluted income (loss) per share applicable to common shares(1):
Continuing operations	$(0.06)	$0.11	$0.05
Discontinued operations	(0.02)	—	(0.02)
Net income (loss)	$(0.08)	$0.11	$(0.03)

	Reorganized Company
	Three Months Ended June 30, 2004(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$112,826	$(103)	$112,723
Gross profit	33,900	(114)	33,786
Operating income	2,571	(61)	2,510
Income (loss) applicable to common shares:
Continuing operations	$(5,598)	$246	$(5,352)
Discontinued operations	309	—	309
Net income (loss)	$(5,289)	$246	$(5,043)
Basic and diluted income (loss) per share applicable to common shares(1):
Continuing operations	$(0.42)	$0.01	$(0.41)
Discontinued operations	0.02	—	0.02
Net income (loss)	$(0.40)	$0.01	$(0.39)

	Reorganized Company
	Three Months Ended September 30, 2004(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$111,186	$(103)	$111,083
Gross profit	30,153	34	30,187
Operating income (loss)	(662)	681	19
Income (loss) applicable to common shares:
Continuing operations	$(8,666)	$9,379	$713
Discontinued operations	193	—	193
Net income (loss)	$(8,473)	$9,379	$906
Basic and diluted income (loss) per share applicable to common shares(1):
Continuing operations	$(0.65)	$0.70	$0.05
Discontinued operations	0.01	—	0.02
Net income (loss)	$(0.64)	$0.70	$0.07

	Reorganized Company
	Three Months Ended December 31, 2004(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$107,989	$(102)	$107,887
Gross profit	29,662	(871)	28,791
Operating loss	(4,023)	(306)	(4,329)
Loss applicable to common shares:
Continuing operations	$(8,946)	$(1,024)	$(9,970)
Discontinued operations	(240)	—	(240)
Net loss	$(9,186)	$(1,024)	$(10,210)
Basic and diluted loss per share applicable to common shares(1):
Continuing operations	$(0.67)	$(0.08)	$(0.75)
Discontinued operations	(0.02)	—	(0.02)
Net loss	$(0.69)	$(0.08)	$(0.77)

The following is a summary of the quarterly results of operations for the seven months ended December 31, 2003 as originally reported and as restated:

	Reorganized Company
	One Month Ended June 30, 2003(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$31,645	$—	$31,645
Gross profit	10,954	—	10,954
Operating income	2,404	—	2,404
Income (loss) applicable to common shares:
Continuing operations	$823	$(398)	$425
Discontinued operations	(17)	—	(17)
Net income (loss)	$806	$(398)	$408
Basic and diluted income (loss) per share applicable to common shares(1):
Continuing operations	$0.06	$(0.03)	$0.03
Discontinued operations	—	—	—
Net income (loss)	$0.06	$(0.03)	$0.03

	Reorganized Company
	Three Months Ended September 30, 2003(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$94,984	$—	$94,984
Gross profit	30,896	—	30,896
Operating income	1,926	—	1,926
Income (loss) applicable to common shares:
Continuing operations	$(3,789)	$(1,226)	$(5,015)
Discontinued operations	433	—	433
Net loss	$(3,356)	$(1,226)	$(4,582)
Basic and diluted income (loss) per share applicable to common shares(1):
Continuing operations	$(0.28)	$(0.10)	$(0.38)
Discontinued operations	0.03	0.01	0.04
Net loss	$(0.25)	$(0.09)	$(0.34)

	Reorganized Company
	Three Months Ended December 31, 2003(1)
		Adjustments
	As Originally	Increase
	Reported(2)	(Decrease)	As Restated
Continuing Operations
Net sales	$95,375	$—	$95,375
Gross profit	23,267	—	23,267
Operating loss	(9,044)	—	(9,044)
Loss applicable to common shares:
Continuing operations	$(14,281)	$(1,128)	$(15,409)
Discontinued operations	(720)	—	(720)
Net loss	$(15,001)	$(1,128)	$(16,129)
Basic and diluted loss per share applicable to common shares(1):
Continuing operations	$(1.07)	$(0.09)	$(1.16)
Discontinued operations	(0.06)	—	(0.06)
Net loss	$(1.13)	$(0.09)	$(1.22)

(1)          Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

(2)          Amounts for “As Originally Reported” have been adjusted for the Company’s discontinued operations as described in Note 4—Discontinued Operations.

22. Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014. The Company’s domestic, wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada also guaranteed the Company’s $175,000 9¼% Senior Subordinated Notes.

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,591	$6,233	$—	$12,824
Accounts receivable, net	—	64,123	15,705	—	79,828
Inventories	—	95,003	23,856	—	118,859
Prepaid expenses and other	—	6,533	1,327	—	7,860
Assets held for sale	—	—	16,677	—	16,677
Current deferred tax assets	—	1,861	—	—	1,861
Total current assets	—	174,111	63,798	—	237,909
Property, plant and equipment, net	—	40,267	16,363	—	56,630
Goodwill	—	207,509	—	—	207,509
Intangibles, net	—	58,835	7,506	—	66,341
Other assets	4,050	2,928	1,101	—	8,079
Investment in and advances to subsidiaries	174,021	—	—	(174,021)	—
Total assets	$178,071	$483,650	$88,768	$(174,021)	$576,468
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$33,590	$10,214	$—	$43,804
Accrued and other liabilities	—	28,653	4,667	—	33,320
Accrued interest	6,760	557	—	—	7,317
Income taxes payable	—	2,321	(109)	—	2,212
Liabilities held for sale	—	—	4,155	—	4,155
Working capital facility	—	31,796	—	—	31,796
Current maturities of long-term obligations	—	10,770	1,425	—	12,195
Total current liabilities	6,760	107,687	20,352	—	134,799
Long-term obligations, less current maturities	175,000	40,623	588	—	216,211
Deferred tax liabilities	—	56,172	(144)	—	56,028
Other long-term liabilities	—	42,728	535	—	43,263
Minority interest	—	—	2,214	—	2,214
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,541	—	—	—	183,541
Retained earnings (accumulated deficit)	(65,571)	5,460	(32,759)	27,299	(65,571)
Accumulated other comprehensive income (loss)	5,850	(50,488)	15,401	35,087	5,850
Total shareholders’ equity (deficit)	123,953	(45,028)	(17,358)	62,386	123,953
Net equity and advances to / from subsidiaries	(127,642)	281,468	82,581	(236,407)	—
Total liabilities and shareholders’ equity (deficit)	$178,071	$483,650	$88,768	$(174,021)	$576,468

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,558	$780	$—	$6,338
Accounts receivable, net	—	53,601	17,184	—	70,785
Inventories	—	78,914	28,030	—	106,944
Prepaid expenses and other	—	5,302	1,854	—	7,156
Assets held for sale	—	—	64,252	—	64,252
Current deferred tax assets	—	3,129	—	—	3,129
Total current assets	—	146,504	112,100	—	258,604
Property, plant and equipment, net	—	48,791	16,462	—	65,253
Goodwill	—	213,051	—	—	213,051
Intangibles, net	—	61,216	11,760	—	72,976
Other assets	4,551	2,594	371	—	7,516
Investment in and advances to subsidiaries	175,724	—	—	(175,724)	—
Total assets	$180,275	$472,156	$140,693	$(175,724)	$617,400
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$19,386	$6,061	$—	$25,447
Accrued and other liabilities	—	31,288	2,690	—	33,978
Accrued interest	6,487	642	—	—	7,129
Income taxes payable	—	348	2,553	—	2,901
Liabilities held for sale	—	—	32,005	—	32,005
Working capital facility	—	10,824	—	—	10,824
Current maturities of long-term obligations	—	13,881	2,103	—	15,984
Total current liabilities	6,487	76,369	45,412	—	128,268
Long-term obligations, less current maturities	175,000	31,515	2,966	—	209,481
Deferred tax liabilities	—	73,023	(1,020)	—	72,003
Other long-term liabilities	—	44,546	709	—	45,255
Minority interest	—	—	1,345	—	1,345
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,460	—	—	—	183,460
Retained earnings (accumulated deficit)	(34,210)	(6,047)	(5,911)	11,958	(34,210)
Accumulated other comprehensive income (loss)	11,665	5,421	6,138	(11,559)	11,665
Total shareholders’ equity (deficit)	161,048	(626)	227	399	161,048
Net equity and advances to / from subsidiaries	(162,260)	247,329	91,054	(176,123)	—
Total liabilities and shareholders’ equity (deficit)	$180,275	$472,156	$140,693	$(175,724)	$617,400

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$472,232	$84,483	$(88,099)	$468,616
Cost of goods sold		353,647	71,734	(88,550)	336,831
Gross margin	—	118,585	12,749	451	131,785
Selling, general and administrative expenses	159	94,719	19,860	—	114,738
Amortization of intangibles	—	3,146	149	—	3,295
Net periodic postretirement benefits	—	1,823	—	—	1,823
Operating income (loss)	(159)	18,897	(7,260)	451	11,929
Other income (expense):
Interest	(15,808)	(6,844)	(1,450)	—	(24,102)
Amortization of deferred financing costs	(500)	(985)	—	—	(1,485)
Equity in net income (loss) of subsidiaries	(14,894)	—	—	14,894	—
Minority interest	—	—	(628)	—	(628)
Income (loss) from continuing operations before income tax provison and discontinued operations	(31,361)	11,068	(9,338)	15,345	(14,286)
Income tax provision	—	2,190	1,746	—	3,936
Income (loss) from continuing operations	(31,361)	8,878	(11,084)	15,345	(18,222)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(13,139)		(13,139)
Net income (loss) applicable to common shares	$(31,361)	$8,878	$(24,223)	$15,345	$(31,361)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
(Restated)

	Parent
	Thermadyne
	Holdings
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$445,173	$66,659	$(74,303)	$437,529
Cost of goods sold		330,803	53,961	(73,922)	310,842
Gross margin	—	114,370	12,698	(381)	126,687
Selling, general and administrative expenses	—	94,002	13,320	—	107,322
Amortization of intangibles	—	3,265	123	—	3,388
Net periodic postretirement benefits	—	2,250	—	—	2,250
Restructuring costs	—	8,820	—	—	8,820
Operating income (loss)	—	6,033	(745)	(381)	4,907
Other income (expense):
Interest	(14,974)	(4,577)	(1,993)	—	(21,544)
Amortization of deferred financing costs	(429)	(989)	—	—	(1,418)
Equity in net income (loss) of subsidiaries	1,496	—	—	(1,496)	—
Minority interest	—	—	(318)	—	(318)
Income (loss) from continuing operations before income tax provision and discontinued operations	(13,907)	467	(3,056)	(1,877)	(18,373)
Income tax provision (benefit)	—	(6,527)	2,072	—	(4,455)
Income (loss) from continuing operations	(13,907)	6,994	(5,128)	(1,877)	(13,918)
Income from discontinued operations, net of tax	—	—	11	—	11
Net income (loss)	$(13,907)	$6,994	$(5,117)	$(1,877)	$(13,907)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(17,449)	$(3,975)	$3,107	$2,206	$(16,111)
Cash flows from investing activities:
Capital expenditures	—	(6,162)	(2,999)	—	(9,161)
Proceeds from sales of assets	—	5,651	—	—	5,651
Investment in joint venture	—	(850)	—	—	(850
Net cash used in investing activities	—	(1,361)	(2,999)	—	(4,360)
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	20,972	—	—	20,972
Net borrowings (repayments) of other long-term obligations	—	8,348	(5,407)	—	2,941
Changes in net equity and advances to / from subsidiaries	17,368	(23,512)	8,350	(2,206)	—
Financing fees	—	(747)	—	—	(747)
Proceeds from issuance of stock	81	—	—	—	81
Advances (to) from discontinued operations	—	1,566	—	—	1,566
Other, net	—	(258)	—	—	(258)
Net cash provided by (used in) financing activities	17,449	6,369	2,943	(2,206)	24,555
Effect of exchange rate changes on cash and cash equivalents	—	—	2,402	—	2,402
Net cash provided by (used in) continuing operations	—	1,033	5,453	—	6,486
Cash flows from discontinued operations:
Net provided by operating activities	—	—	7,246	—	7,246
Net cash used in investing activities	—	—	(2,746)	—	(2,746)
Net cash used in financing activities	—	—	(2,299)	—	(2,299)
Effect of exchange rate changes on cash and cash equivalents	—	—	(186)	—	(186)
Net cash provided by discontinued operations	—	—	2,015	—	2,015
Total increase in cash and cash equivalents	—	1,033	7,468	—	8,501
Total cash and cash equivalents beginning of period	—	5,558	1,503	—	7,061
Total cash and cash equivalents end of period	$	$6,591	$8,971	$—	$15,562

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(23,548)	$6,125	$(5,229)	$8,195	$(14,457)
Cash flows from investing activities:
Capital expenditures	—	(11,814)	(954)	—	(12,768)
Proceeds from sales of assets	—	—	1,324	—	1,324
Net cash used in investing activities	—	(11,814)	370	—	(11,444)
Cash flows from financing activities:
Net repayments under revolving credit facility	—	(2,036)	—	—	(2,036)
Net (repayments) borrowings of long-term obligations	(5,000)	28,645	62	—	23,707
Changes in net equity and advances to / from subsidiaries	28,548	(25,296)	4,943	(8,195)	—
Financing fees and other	—	(7,379)	—	—	(7,379)
Advances (to) from discontinued operations		7,280			7,280
Net cash provided by (used in) financing activities	(23,548)	1,214	5,005	(8,195)	21,572
Effect of exchange rate changes on cash and cash equivalents		—	(2,865)		(2,865)
Net cash provided by (used in) continuing operations	$—	$(4,475)	$(2,719)	$—	$(7,194)
Cash flows from discontinued operations:
Net cash used in operating activities	$—	$—	$2,021	$—	$2,021
Net cash used in investing activities	—	—	(3,311)	—	(3,311)
Net cash provided by financing activities	—	—	(2,773)	—	(2,773)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,534	—	1,534
Net cash used in discontinued operations	$—	$—	$(2,529)	$—	$(2,529)
Total decrease in cash and cash equivalents	$—	$(4,475)	$(5,248)	$—	$(9,723)
Total cash and cash equivalents beginning of period	—	10,033	6,751	—	16,784
Total cash and cash equivalents end of period	$—	$5,558	$1,503	$—	$7,061

23. Restructuring Costs

In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities. During the year ended December 31, 2004, the seven months ended December 31, 2003 and the five months ended May 31, 2003, the Company recognized expenses of $8,820, $1,873 and $516, respectively, which were included in restructuring costs on the accompanying consolidated statements of operations. Of the amount recorded in 2004, $456 related to severance costs for approximately 50 employees. The Company also recorded $5,408 in 2004 related to incentive bonuses, employee relocation costs, costs to relocate equipment, and other expenses associated with the relocation and consolidation of these facilities. Through December 31, 2004, the Company incurred cumulative costs of approximately $8,253 in connection with these activities. These activities were completed in the fourth quarter of 2004 and the remaining payments were made in 2005.

Also included in restructuring charges for the year ended December 31, 2004, was approximately $2,956 of severance costs related to reorganizing the domestic workforce initiated in 2004 to improve efficiency and productivity.

The following table provides the activity in the restructuring accrual during the years ended December 31, 2005 and 2004:

	December 31,			December 31,
Restructuring Accrual	2004	Provision	Payments	2005
Plant Consolidation—employee severance and incentive bonuses	$214	$—	$(214)	$—
Domestic Workforce Reorganization—employee severance	1,093	—	(1,093)	—
	$1,307	$—	$(1,307)	$—

	December 31,			December 31,
Restructuring Accrual	2003	Provision	Payments	2004
Plant Consolidation—employee severance and incentive bonuses	$—	$3,353	$(3,139)	$214
Plant Consolidation—other relocation costs	—	2,511	(2,511)	—
Domestic Workforce Reorganization—employee severance	—	2,956	(1,863)	1,093
	$—	$8,820	$(7,513)	$1,307

24. Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The Company adopted the provisions of SFAS No. 151 as of the beginning of 2005 without a material impact to the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company will adopt SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share—based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The impact of the adoption of SFAS No. 123(R) is described in the Stock Options Note to the Financial Statements.

25. Minority Interests

Minority shareholders own 10% of certain of the Company’s South African and Italian subsidiaries. For the years ended December 31, 2005 and 2004, the Company has recorded minority interest expenses of approximately $628 and $318, respectively. Total minority interest obligations as of December 31, 2005, of approximately $2,214, has been recorded as a component of other long-term liabilities and approximately $1,027 was recorded as goodwill for the portion of minority interest that existed prior to the Company’s emergence from bankruptcy. Management determined that, while these adjustments primarily related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.

The shareholder agreements for certain South African and Italian subsidiaries include provisions that allow the minority shareholders to put their ownership in the entities back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interests. The exercise period for the put and call options associated with the minority interests in the South African subsidiaries is indefinite, while the put and call option for the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the options is determined based on current fair value using a specific formula outlined in the respective shareholder agreements. As of December 31, 2005, the maximum payment to satisfy the put options is $4,354 based on the formula in the respective agreements.

During the first quarter of 2006, the Company purchased the 10% minority interests in certain of its South African subsidiaries for approximately $3,954 and recorded goodwill of approximately $1,899.

26. Subsequent Events

On April 11, 2006, the Company completed the disposition of Tec.Mo Srl (“TecMo”), an indirect wholly-owned subsidiary which manufactures generic cutting and welding torches and consumables to Siparex, an investment fund in France, and the general manager of TecMo. Net cash proceeds from this transaction of approximately $7,540 were used to repay a portion of the Company’s outstanding long-term debt. The Company expects to record an impairment loss related to TecMo of approximately $663 during the quarter ended March 31, 2006.

Select balance sheet items of TecMo are as follows:

	At December 31,
	2005	2004
Cash	$385	$306
Accounts receivable	3,379	3,184
Inventory	2,188	2,270
Property and equipment, net	1,188	1,580
Goodwill and other intangible assets	4,158	4,158
Other assets	348	375
	$11,646	$11,873
Accounts payable and other liabilities	$3,813	$4,891

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

	By:	/s/ STEVEN W. FRAY
Steven W. Fray
Date: August 3, 2006		Vice President Finance, and Global Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ PAUL D. MELNUK		August 3, 2006
Paul D. Melnuk	Director, Chairman of the Board and Chief Executive
/s/ STEVEN W. FRAY	Vice President Finance and Global Controller,	August 3, 2006
Steven W. Fray	Principal Accounting Officer
/s/ JAMES B. GAMACHE	Director	August 3, 2006
James B. Gamache
/s/ MARNIE S. GORDON	Director	August 3, 2006
Marnie S. Gordon
/s/ JOHN G. JOHNSON, JR.	Lead Director	August 3, 2006
John G. Johnson, Jr.
/s/ BRADLEY G. PATTELLI	Director	August 3, 2006
Bradley G. Pattelli
/s/ J. JOE ADORJAN	Director	August 3, 2006
J. Joe Adorjan
/s/ ANDREW L. BERGER	Director	August 3, 2006
Andrew L. Berger

THERMADYNE HOLDINGS CORPORATION
2005 10-K EXHIBIT INDEX

Exhibit No.		Exhibit
2.1	—

First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Join Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C&G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc. (1)

2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003. (2)
2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court. (2)
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003. (3)
3.2	—	Amended and Restated Bylaws of the Company dated as of May 23, 2003. (3)
3.3	—	Amended and Restated Articles of Incorporation of C&G Systems, Inc. dated as of May 19, 2003. (4)
3.4	—	Amended and Restated Bylaws of C&G Systems, Inc. dated as of May 23, 2003. (4)
3.5	—	Amended and Restated Certificate of Incorporation of C&G Systems Holding, Inc. dated as of May 19, 2003. (4)
3.6	—	Amended and Restated Bylaws of C&G Systems Holding, Inc. dated as of May 23, 2003. (4)
3.7	—	Amended and Restated Certificate of Incorporation of MECO Holding Company dated as of May 19, 2003. (4)
3.8	—	Amended and Restated Bylaws of MECO Holding Company dated as of May 23, 2003. (4)
3.9	—	Amended and Restated Articles of Incorporation of ProTip Corporation dated as of March 31, 2004. (4)
3.10	—	Amended and Restated Bylaws of ProTip Corporation dated as of May 23, 2003. (4)
3.11	—	Amended and Restated Certificate of Incorporation of Stoody Company dated as of May 19, 2003. (4)
3.12	—	Amended and Restated Bylaws of Stoody Company dated as of May 23, 2003. (4)
3.13	—	Amended and Restated Certificate of Incorporation of Thermadyne Industries, Inc. dated as of May 19, 2003. (4)
3.14	—	Amended and Restated Bylaws of Thermadyne Industries, Inc. dated as of May 23, 2003. (4)
3.15	—	Amended and Restated Certificate of Incorporation of Thermadyne International Corp. dated as of May 19, 2003. (4)
3.16	—	Amended and Restated Bylaws of Thermadyne International Corp. dated as of May 23, 2003. (4)
3.17	—	Amended and Restated Certificate of Incorporation of Thermal Arc, Inc. dated as of May 19, 2003. (4)
3.18	—	Amended and Restated Bylaws of Thermal Arc, Inc. dated as of May 23, 2003. (4)
3.19	—	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation dated as of May 19, 2003. (4)
3.20	—	Amended and Restated Bylaws of Thermal Dynamics Corporation dated as of May 23, 2003. (4)

3.21	—	Amended and Restated Certificate of Incorporation of Tweco Products, Inc. dated as of May 19, 2003. (4)
3.22	—	Amended and Restated Bylaws of Tweco Products, Inc. dated as of May 23, 2003. (4)
3.23	—	Amended and Restated Certificate of Incorporation of Victor Equipment Company dated as of May 19, 2003. (4)
3.24	—	Amended and Restated Bylaws of Victor Equipment Company dated as of May 23, 2003. (4)
3.25	—	Memorandum and Articles of Association of Thermadyne Australia Party Ltd., dated November 17, 1995.(16)
3.26	—	Memorandum and Articles of Association of Duxtech Pty. Ltd., dated March 6, 1989.(16)
3.27	—	Memorandum and Articles of Association of Cigweld Pty Ltd, formerly known as Edinen Pty. Ltd., dated April 1, 1989, as amended.(16)
3.28	—	Memorandum and Articles of Association of Quetala Pty. Ltd., dated April 1, 1989.(16)
3.29	—	Memorandum and Articles of Association of Quetack Pty. Ltd., dated April 1, 1989.(16)
3.30	—	Articles of Amalgamation of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended.(16)
3.31	—	By-laws of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended. (16)
3.32	—	Memorandum and Articles of Association of Thermadyne Industries Limited. (16)
3.33	—	New Articles of Association of Thermadyne Industries Limited dated June 10, 1992. (16)
4.1	—

Credit Agreement dated as of May 23, 2003 among the Company, as a guarantor thereunder, Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger. (5)

4.2	—

Credit and Guaranty Agreement dated as of May 23, 2003 among the Company, as Borrower, the guarantors referred to therein, the New Term Lenders referred to therein and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent. (5)

4.3	—	Registration Rights Agreement dated as of May 23, 2003 by and between the Company and Angelo Gordon & Co., L.P., on behalf of certain managed funds and accounts. (3)
4.4	—	Class A Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A. (3)
4.5	—	Class B Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A. (3)
4.6	—	Class C Warrant Agreement dated as of May 23, 2003 by and between the Company and Equiserve Trust Company, N.A. (3)
4.7	—

Amended and Restated Credit Agreement dated as of February 5, 2004 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation and Thermadyne International Corp., as borrowers, the Company and other parties referred to therein as credit parties, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger. (6)

4.8	—

Purchase Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the several purchasers referred to therein. (6)

4.9	—

Registration Rights Agreement dated as of February 5, 2004 among the Company, the parties referred to therein as the guarantors and Credit Suisse First Boston LLC, as representative of the initial purchasers referred to therein. (6)

4.10	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (6)

4.11	—

First Amendment to Amended and Restated Credit Agreement dated as of March 5, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (7)

4.12	—

Second Amendment to Amended and Restated Credit Agreement dated as of May 19, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (7)

4.13	—

Third Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (7)

4.14	—

Second Lien Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent, and Credit Suisse First Boston, as sole lead arranger and sole bookrunning manager. (7)

4.15	—

Fourth Amendment to Amended and Restated Credit Agreement dated as of September 30, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (8)

4.16	—

Amendment No. 1 and Agreement dated as of September 30, 2004 to the Second Lien Credit Agreement by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (8)

4.17	—

Second Amended and Restated Credit Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger. (9)

4.18	—

Amendment No. 2 and Joinder Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (9)

4.19	—

First Amendment and Consent to Second Amended and Restated Credit Agreement dated December 21, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (16)

4.20	—

Amendment No. 3 and Consent to the Second Lien Credit Agreement dated as of January 3, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (16)

4.21	—

Second Amendment to Second Amended and Restated Credit Agreement dated as of March 16, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (14)

4.22	—

Amendment No. 4 to the Second Lien Credit Agreement dated as of March 16, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (14)

4.23	—

Third Amendment to Second Amended and Restated Credit Agreement dated as of March 30, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (16)

4.24	—

Amendment No. 5 to the Second Lien Credit Agreement dated as of March 30, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (16)

4.25	—

Eighth Amendment to the Second Amended and Restated Credit Agreement, executed as of October 5, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto. (17)

4.26	—

Amendment No. 9 dated as of October 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto. (17)

4.27	—

Amendment No. 10 dated as of November 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto. (17)

4.28	—

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.29	—

Amendment No. 6 to the Second Lien Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (18)

4.30	—

Fifth Amendment to Second Amendment and Restated Credit Agreement dated as of July 1, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.31	—

Amendment No. 7 to the Second Lien Credit Agreement dated as of July 1, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent. (18)

4.32	—

Sixth Amendment to Second Amended and Restated Credit Agreement dated as of July 27, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.33	—

Seventh Amendment to Second Amended and Restated Credit Agreement dated as of August 5, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.34	—

Amendment No. 8 to the Second Lien Credit Agreement dated as of August 8, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent. (18)

4.35	—

Limited Waiver and Tenth Amendment to the Second Amended and Restated Credit Agreement dated as of December 29, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto. (20)

4.36	—

Amendment No. 11 and Agreement dated as of December 29, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto. (20)

4.37	—

Amendment No. 13 to the Second Lien Credit Agreement dated April 5, 2006 among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of their subsidiaries and Credit Suisse First Boston, as administrative agent and collateral agent. (21)

4.38	—

Twelfth Amendment to the Second Amended and Restated Credit Agreement by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and General Electric Capital Corporation, as agent and lender. (21)

4.39	—

Limited Consent and Fourteenth Amendment to the Second Amended and Restated Credit Agreement dated as of May 9, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto. (22)

4.40	—

Amendment No. 14 and consent dated as of May 9, 2006 to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse, as administrative agent and collateral agent. (22)

4.41	—

Fifteenth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 20, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.(23)

4.42	—

Amendment No. 15 and consent dated as of June 20, 2006 to the Second-Lien Credit Agreement among Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(23)

4.43	—

Limited Consent and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of November 7, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and certain of its subsidiaries and General Electric Capital Corporation as agent and lender. (17)

4.44	—	Supplemental Indenture dated as of May 16, 2006 among Thermadyne Holdings Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee.(24)
4.45	*—

Sixteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of July 21, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(25)

4.46	—

Amendment No. 16, Waiver and Agreement dated as of July 21, 2006 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(26)

10.1	—	Omnibus Agreement dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company. (10)
10.2	—	Escrow Agreement dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc. (10)
10.3	—	Schedule of substantially identical lease agreements. (10)
10.4	—

Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company. (10)

10.5	—	Schedule of substantially identical lease guarantees (10)
10.6	—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc. (10)
10.7	—	Lease Agreement between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated September 22, 2003.(16)
10.8	—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated May 1, 2004.(16)
10.9	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd., dated January 19, 2005.(16)

10.10	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd., dated December 28, 2004. (16)
10.11	—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and Thermadyne Holdings Corporation, dated December 28, 2004. (16)
10.12†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and James R. Delaney, dated June 13, 2002.(16)
10.13†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Dennis Klanjscek, dated June 13, 2002.(16)
10.14†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Michael E. Mahoney, dated June 13, 2002. (11)
10.15†	—	Separation Agreement and Mutual General Release between Thermadyne Holdings Corporation and Karl R. Wyss, dated October 1, 2003. (4)
10.16†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and John Boisvert, dated January 1, 2004. (16)
10.17†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Terry Downes, dated January 1, 2004. (16)
10.18†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Jason Huett, dated January 1, 2004. (16)
10.19†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Robert D. Maddox, dated January 1, 2004.(16)
10.20†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Brian Truex, dated June 1, 2004. (16)
10.21†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Patricia S. Williams, dated January 1, 2004. (16)
10.22†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Paul D. Melnuk, dated January 28, 2004. (4)
10.23†	—	Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate, dated August 27, 2004. (16)
10.24†	—	First Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate, dated November 11, 2004. (16)
10.25†	—	Second Amendment to Agreement among Thermadyne Holdings Corporation, its subsidiaries, and James H. Tate, dated November 24, 2004. (16)
10.26†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and David L. Dyckman, dated December 15, 2004. (12)
10.27	—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement. (13)
10.28	—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan. (6)
10.29	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan. (15)
10.30	—	2004 Non-Employee Director’s Stock Option Plan. (15)
10.31†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Martin Quinn, dated April 1, 2005*
10.32	—	Acquisition Agreement dated as of December 22, 2005, by and between Thermadyne Italia, S.R.L., as seller, and Mase Generators S.P.A., as buyer. (19)
10.33	—

Purchase Agreement dated as of December 22, 2005, by and among Thermadyne Chile Holdings, Ltd. and Thermadyne South America Holdings, Ltd., as sellers, and Soldaduras PCR Soltec Limitada and Penta Capital de Riesgo S.A., as buyers. (19)

14	—	Thermadyne Holdings Corporation Code of Ethics. (16)
21	—	Subsidiaries of Thermadyne Holdings Corporation. *
23	—	Consent of Independent Registered Public Accounting Firm. *
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(10)   Incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994.

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

(15)   Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2004.

(16)   Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004.

(17)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(18)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(19)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 28, 2005.

(20)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 5, 2006.

(21)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2006.

(22)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-22378) filed under Section 12(g) of the Exchange Act on May 10, 2006.

(23)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 23378) filed on June 26, 2006.

(24)   Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 23378) filed on May 23, 2006.

(25) Corrected from document filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2006.

(26) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 21, 2006.