Form 10-Q
period 2006-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2006-08-03
CIK 850660

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☒     Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of August 1, 2006 was 13,329,702.

THERMADYNE HOLDINGS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$7,206	$12,439
Accounts receivable, less allowance for doubtful accounts of $2,757 and $2,746, respectively	84,499	76,449
Inventories	116,661	116,671
Prepaid expenses and other	7,049	7,708
Deferred tax assets	1,861	1,861
Assets held for sale	11,787	28,323
Total current assets	229,063	243,451
Property, plant and equipment, net	52,962	55,442
Goodwill	205,542	203,643
Intangibles, net	65,581	66,049
Other assets	7,718	7,883
Total assets	$560,866	$576,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$38,334	$41,740
Accrued and other liabilities	27,474	32,867
Accrued interest	3,142	7,317
Income taxes payable	1,629	2,499
Liabilities applicable to assets held for sale	4,186	7,968
Working capital facility	36,865	31,796
Current maturities of long-term obligations	12,944	11,883
Total current liabilities	124,574	136,070
Long-term obligations, less current maturities	215,347	216,211
Deferred tax liabilities	55,757	56,028
Other long-term liabilities	42,679	41,992
Minority interest	302	2,214
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized - 25,000,000 shares issued and outstanding - 13,322,609 shares at March 31, 2006 and 13,318,158 shares at December 31, 2005	133	133
Additional paid-in capital	183,713	183,541
Accumulated deficit	(66,949)	(65,571)
Accumulated other comprehensive income	5,310	5,850
Total shareholders’ equity	122,207	123,953
Total liabilities and shareholders’ equity	$560,866	$576,468

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
		(Restated)
Net sales	$122,859	$110,384
Cost of goods sold	87,889	76,361
Gross Margin	34,970	34,023

Selling, general and administrative expenses	26,841	27,259
Amortization of intangibles	731	881
Net periodic postretirement benefits	528	541
Operating income	6,870	5,342
Other expenses:
Interest	(6,517)	(5,440)
Amortization of deferred financing costs	(332)	(430)
Minority interest	(61)	(53)
Loss from continuing operations before income tax provision and discontinued operations	(40)	(581)
Income tax provision	1,048	717
Loss from continuing operations	(1,088)	(1,298)
Income (loss) from discontinued operations, net of tax	(290)	562
Net loss applicable to common shares	$(1,378)	$(736)

Basic and diluted income (loss) per share applicable to common shares:
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	(0.02)	0.04
Net loss	$(0.10)	$(0.06)

See accompanying notes to condensed consolidated financial statements

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Cash flows from continuing operations
Cash flows from operating activities:
Net loss	$(1,378)	$(736)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	290	(562)
Minority interest	61	53
Depreciation and amortization	5,056	5,301
Deferred taxes	(271)	602
Changes in operating assets and liabilities:
Accounts receivable	(7,907)	(8,378)
Inventories	238	(4,341)
Prepaid expenses and other	707	(80)
Accounts payable	(4,224)	6,498
Accrued and other liabilities	(5,286)	(3,021)
Accrued interest	(4,175)	(4,320)
Income taxes	(897)	(1,321)
Other long-term liabilities	(216)	(1,126)
Net cash used in operating activities	(18,002)	(11,431)
Cash flows from investing activities:
Capital expenditures	(1,075)	(1,504)
Proceeds from sales of assets	8,915	—
Purchase of minority interest	(3,954)	—
Net cash provided by (used in) investing activities	3,886	(1,504)
Cash flows from financing activities:
Net borrowings under revolving credit facility	5,399	15,934
Net repayments under other credit facilities	(330)	(2,015)
Proceeds from exercise of warrants	172	—
Financing fees	—	(460)
Advances (to) from discontinued operations	2,679	—
Net cash provided by financing activities	7,920	13,459
Effect of exchange rate changes on cash and cash equivalents	963	987
Net cash provided by (used in) continuing operations	$(5,233)	$1,511
Cash flows from discontinued operations
Net cash provided by operating activities	$594	$2,675
Net cash used in investing activities	(151)	(352)
Net cash used in financing activities	(2,799)	(1,832)
Effect of exchange rates on cash and cash equivalents	(69)	593
Net cash provided by (used in) discontinued operation	$(2,425)	$1,084
Total increase (decrease) in cash and cash equivalents	$(7,658)	$2,595
Total cash and cash equivalents beginning of period	15,562	7,061
Total cash and cash equivalents end of period	$7,904	$9,656
Continuing operations
Cash and cash equivalents beginning of period	$12,439	$6,033
Net cash provided by continuing operations	(5,233)	1,511
Cash and cash equivalents end of period	$7,206	$7,544
Discontinued operations
Cash and cash equivalents beginning of period	$3,123	$1,028
Net cash provided by discontinued operations	(2,425)	1,084
Cash and cash equivalents end of period	$698	$2,112

Income taxes paid	$2,435	$3,162

Interest paid	$9,980	$9,884

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.                                      Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables.

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The combined results of operations of the Company for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Certain information for 2005, primarily accounts related to discontinued operations, has been reclassified to conform with the 2006 presentation.

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

The Company’s trademarks are generally associated with its significant and well-established product brands, and cash flows associated with these products are expected to continue indefinitely.  The Company has placed no limit on the end of its trademarks’ useful lives and as result utilized indefinite life treatment for the intangibles.

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs.

The following table provides the activity in the warranty accrual for the three months ended March 31, 2006 and 2005:

	Balance at			Balance at
	Beginning of			End of
	Period	Provision	Payments	Period
Product warranty accrual:

Three months ended March 31, 2006	$3,007	$559	$(703)	$2,863
Three months ended March 31, 2005	3,048	849	(879)	3,018

Derivative Instruments. The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (“SFAS No. 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company does not use derivative instruments for trading or speculative purposes.  Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, will amend SFAS No. 133 for instruments acquired by the Company after December 31, 2006.  See Note 4 - Recent Accounting Pronouncements.

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

Terms of sale generally include 60-day payment terms and standard warranties for which reserves, based upon historical experiences, have been recorded.  For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges are generally assessed.

Earnings (Loss) Per Share.  The calculation of net income (loss) per share follows:

	Three Months Ended March 31,
	2006	2005
		(Restated)
Numerator:
Income (loss) applicable to common shares:
Continuing operations	$(1,088)	$(1,298)
Discontinued operations	(290)	562
Net loss	$(1,378)	$(736)

Denominator:
Weighted average shares for basic and diluted earnings per share	13,323	13,314

Basic and diluted net income (loss) per share amounts:
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	(0.02)	0.04
Net loss	$(0.10)	$(0.06)

The effects of options and warrants have not been considered in the determination of net income (loss) per share for the three months ended March 31, 2006 and 2005, because the result would be antidilutive.  Options and warrants not included in the calculation for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005

Stock Options	1,206,725	150,000
Class B Warrants	700,000	700,000
Class C Warrants	271,429	271,429

3.                                      Restatement of Consolidated Financial Statements

As discussed in the Company’s 2005 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of 2005.  In summary, the adjustments are grouped in the following categories: a) the income tax provision and related current and deferred income tax liabilities primarily associated with tax implications of the Company’s fresh-start accounting and reassessment of state income tax liabilities, b) the recognition of foreign currency gains and losses in connection with transactions with our international subsidiaries and c) various items relating to accounting performed by our international business units including accounting for minority interest in certain international subsidiaries and the accurate and timely recognition of costs, inventory valuations and customer discounts.

These adjustments have been reflected in the accompanying consolidated interim financial statements for the prior year. The Company’s previously reported consolidated net income for the three months ended March 31, 2005 decreased by $1.7 million to a loss of $736 primarily as a result of the adjustment to the tax provision associated with the change in deferred tax liabilities related to book-tax differences recorded in connection with fresh-start accounting and other accounting adjustments referred to above. In addition, as a result of certain of these adjustments, the Company’s statement of cash flows for the three months ended March 31, 2005 has been restated.  Cash flows used in operating activities from continuing operations for the three months ended March 31, 2005 increased by $1,850.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three month period ended March 31, 2005.

Consolidated Statement of Operations:

	Three Months Ended March 31, 2005
	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Continuing Operations
Net sales	$110,291	$93	$110,384
Gross profit	33,796	227	34,023
Operating income	6,511	(1,169)	5,342

Income (loss) applicable to common shares:
Continuing operations	$428	$(1,726)	$(1,298)
Discontinued operations	562	—	562
Net income (loss)	$990	$(1,726)	$(736)

Basic and diluted income loss per share applicable to common shares (1):
Continuing operations	$0.03	$(0.13)	$(0.10)
Discontinued operations	0.04	—	0.04
Net income	$0.07	$(0.13)	$(0.06)

Consolidated Statement of Cash Flows from Continuing Operations:

	Three Months Ended March 31, 2005
	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Continuing Operations:
Net cash flows used in operating activities	$9,581	$1,850	$11,431
Net cash flows used in investing activities	$1,504	$—	$1,504
Net cash flows provided by financing activities	$13,276	$183	$13,459
Effect of exchange rate on cash and cash equivalents	$(576)	$1,563	$987
Cash and cash equivalents December 31, 2004	$5,622	$411	$6,033
Cash and cash equivalents March 31, 2005	$7,237	$(307)	$7,544

(1) Amounts for “As Originally Reported” have been adjusted for the Company’s discontinued operations as described in Note 5 – Discontinued Operations to the consolidated financial statements.

4.                                      Recent Accounting Pronouncements

Derivatives.  In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event occurring after December 31, 2006. Earlier adoption is permitted at the beginning of a fiscal year, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We plan to adopt SFAS No. 155 effective January 1, 2007 and do not expect the adoption to have a material impact on our financial statements.

Inventory Costs.  During the year ended December 31, 2004, the Company adopted SFAS No. 151, “Inventory Costs,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (i.e., spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Adoption of SFAS No. 151 has not materially impacted our financial statements.

Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company recorded compensation cost of $116 as selling, general and administrative expense for the three months ended March 31, 2006.

As of March 31, 2006, 1,206,725 options to purchase shares were issued and outstanding under the Directors Plan, the Stock Incentive Plan and other specific agreements.

The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended March 31, 2006:

Weighted average fair value	$7.41

Assumptions used:
Expected dividend yield	0.00%
Expected volatility	40.92%
Risk-free interest rate	4.65%
Expected life	6 years

Changes in stock options during the three months ended March 31, 2006, are as follows:

	Shares Under Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	923,266	$12.84
Granted	302,825	$15.75
Exercised	—	$—
Cancelled or expired	(19,366)	$12.97
Options outstanding at March 31, 2006	1,206,725	$13.57

Options exercisable at March 31, 2006	707,650	$12.77

For the three months ended March 31, 2005, in accordance with the modified prospective transition method, our condensed consolidated financial statements do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized for the three months ended March 31, 2005, because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net earnings and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods.

Three Months Ended March 31, 2005
(Restated)

Loss from continuing operations	$(1,298)
Add: Stock-based compensation costs, net of tax, included in income from continuing operations as reported	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(256)
Pro forma loss from continuing operations	$(1,554)
Basic and diluted loss from continuing operations per share
As reported	$(0.10)
Pro forma	$(0.12)

At March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $3,293 to be recognized through March 31, 2009 with a weighted average expense period of approximately 2.7 years.

5.                                      Discontinued Operations

As discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2005, three operations were accounted for at December 31, 2005 as discontinued operations.

On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”).  The net cash proceeds from the sale of GenSet of $4,797 were used to repay a portion of the Company’s working capital facility during the first quarter of 2006.  In addition, the buyer assumed approximately $7,571 of debt owed to local Italian lenders.

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”).  At December 31, 2005, Soltec and Metalservice met the criteria of held for sale and as such the assets and liabilities of Soltec and Metalservice were classified as held for sale and the results of operations were presented as discontinued operations.  Net cash proceeds of approximately $6,420, less $1,536 held by the government of Chile, from the sale of the Soltec and Metalservice interests were used to repay a portion of the Company’s working capital facility during the first quarter of 2006.  Income from operations for Soltec and Metalservice for the period January 1, 2006 through the date of the sale on January 2, 2006 was not material and has not been separately presented.

On March 9, 2006, the Company completed the disposition of Unique Welding Alloys Rustenburg (Proprietary) Ltd., d/b/a Thermadyne Plant Rental South Africa (“Plant Rental”), to the former minority shareholder.  This transaction was effective January 1, 2006.  At December 31, 2005, the aforementioned Plant Rental operations met the criteria of held for sale and as such the assets and liabilities were classified as held for sale and the results of operations were presented as discontinued operations.  The Company realized net cash proceeds of approximately $4,031 from the transaction in the first quarter of 2006 and used $3,954 to purchase all shares held by the minority shareholder of Thermadyne South Africa (Proprietary) Ltd., d/b/a Unique Welding Alloys, and all shares held by the minority shareholder of Maxweld & Braze (Proprietary) Ltd.  The minority interest purchases were effective March 9, 2006.

The schedule below sets forth certain information related to GenSet, Soltec and Metalservice and Plant Rental’s operations included in discontinued operations for the three months ended March 31, 2005:

	Three Months Ended March 31, 2005
	GenSet	Soltec & Metalservice	Plant Rental
Net sales	$9,106	$1,734	$2,470
Operating expenses	8,741	1,459	2,250
Other income (expenses)	(48)	19	(17)
Income tax provision	412	53	60
Net income (loss) from discontinued operations	$(95)	$241	$143

Selected balance sheet items for the discontinued operations classified as held for sale as of December 31, 2005 are as follows:

	December 31, 2005
	Soltec & Metalservice	Plant Rental
Cash	$1,206	$1,532
Accounts receivable	2,887	2,862
Inventories	2,244	—
Property and equipment, net	671	2,122
Goodwill and other intangible assets	2,183	688
Other assets	282	—
	$9,473	$7,204

Accounts payable and other liabilities	$1,441	$2,714

On April 11, 2006, the Company completed the disposition of Tec.Mo Srl (“TecMo”), an indirect wholly-owned subsidiary which manufactures generic cutting and welding torches and consumables to Siparex, an investment fund in France and the general manager of TecMo.

Net cash proceeds from this transaction of approximately $7,540 were used to repay a portion of the Company’s outstanding working capital facility in the second quarter of 2006.

At March 31, 2006, the TecMo operations met the criteria of assets held for sale and as such the assets and liabilities have been classified as held for sale and the results of operations have been presented as discontinued operations.  As a result, the Company recorded an impairment loss of $663 during the three months ended March 31, 2006.  The schedule below sets forth certain information related to TecMo’s operations included in discontinued operations in the accompanying financial statements.

	Three Months Ended March 31,
	2006	2005
Net sales	$2,774	$2,440
Operating expenses	2,135	1,956
Other income	(2)	(11)
Impairment loss	(663)	—
Income tax provision	268	222
Income (loss) from discontinued operations	$(290)	$273

Select balance sheet items of TecMo are as follows:

	March 31,	December 31,
	2006	2005
Cash	$698	$385
Accounts receivable	3,478	3,379
Inventory	2,511	2,188
Property and equipment, net	586	1,188
Goodwill and other intangible assets	4,158	4,158
Other assets	356	348
	$11,787	$11,646

Accounts payable and other liabilities	$4,186	$3,813

6.                                      Inventories

The composition of inventories was as follows:

	March 31, 2006	December 31, 2005

Raw materials	$20,884	$19,524
Work-in-process	34,350	32,788
Finished goods	67,760	69,542
	122,994	121,854
LIFO reserve	(6,333)	(5,183)
	$116,661	$116,671

7.                                      Intangible Assets

The composition of intangibles was as follows:

	March 31, 2006	December 31, 2005

Goodwill	$205,542	$203,643
Patents and customer relationships	38,244	37,984
Trademarks	33,403	33,403
	277,189	275,030
Accumulated amortization	(6,066)	(5,338)
	$271,123	$269,692

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The impairment analysis is completed on a consolidated enterprise level.  Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value.  Significant judgments and estimates about future conditions are used to estimate future cash flows.  Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions could result in significant changes in those estimates.  Based on the annual impairment analysis completed in the fourth quarter of 2005, no adjustment to the carrying value of goodwill for the Company’s continuing operations was deemed necessary as of December 31, 2005.  As discussed in Note 4 – Discontinued Operations to the consolidated financial statements, other adjustments have been made to the March 31, 2006 and December 31, 2005 carrying value of goodwill as it relates to the Company’s discontinued operations.

The changes in the carrying amount of goodwill were as follows:

Carrying Amount
of Goodwill

Balance as of December 31, 2005	$203,643
Minority interest purchase	1,899
Balance as of March 31, 2006	$205,542

Amortization expense principally related to intangibles with identifiable lives and deferred financing costs amounted to $731 and $881 for the three months ended March 31, 2006 and 2005, respectively.  Estimated amortization expense for each of the next five fiscal years has not changed significantly from the amounts disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

8.                                      Comprehensive Loss

Comprehensive loss totaled $1,918 and $5,146 for the three months ended March 31, 2006 and 2005, respectively, and was determined as follows:

	Three Months Ended March 31,
	2006	2005
		(Restated)
Net loss	$(1,378)	$(736)
Foreign currency translation	(540)	(4,410)
Comprehensive loss	$(1,918)	$(5,146)

9.                                      Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	March 31,	December 31,
	2006	2005

Working Capital Facility	$36,865	$31,796
Second-Lien Facility	30,000	30,000
Term A Loan	7,357	7,598
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	15,425	15,496
Other	509	—
	265,156	259,890
Current maturities and working capital facility	(49,809)	(43,679)
	$215,347	$216,211

Credit Agreement

The Company and its U.S. subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $9,250 term loan which was repaid in July 2006 (the “Term Loan”), a $2,050 delayed draw term loan (the “Delayed Draw Term Loan”) and a $70,000 revolving loan commitment (the “Revolver”).  Up to $25,000 of the Revolver is available for letters of credit and $12,715 of letters of credit were outstanding as of March 31, 2006. Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves.  Unused availability was $20,421 as of March 31, 2006.  The Revolver terminates on November 22, 2009.  As of March 31, 2006, we did not have access to the Delayed Draw Term Loan.

Borrowings under the Term Loan and the Revolver accrue interest, at the Company’s option, at LIBOR (4.83% as of March 31, 2006) plus 2.25% or the prime rate (7.75% as of March 31, 2006) plus 0.5% on the Revolver, and LIBOR plus 2.50% or the prime rate plus 0.75% on the Term Loan.  All of these percentages are subject to an interest rate grid and will decline if certain conditions are met.  Unused portions of the Revolver are charged 50 basis points as of March 31, 2006.  The Credit Agreement is secured by substantially all of the assets of the Company’s subsidiaries in the U.S., Canada, the United Kingdom, and Australia, together with a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to non-U.S. subsidiaries.  The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and maximum leverage ratios relative to (“EBITDA”), as defined by the Credit Agreement.

The Revolver is referred to as the Working Capital Facility and includes a lockbox agreement which provides all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit.  These agreements, combined with the existence of a subjective Material Adverse Effect (“MAE”) clause, cause the Working Capital Facility and Term Loan to be classified as a current liability.  However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Working Capital Facility classified as a current liability. The Company’s intent is to continually use the Working Capital Facility throughout the life of the agreement to fund working capital needs.  The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, assets or prospects. In March 2005, we entered into amendments which modified a financial covenant and enabled us to extend our Second-Lien Facility.  In July 2005, August 2005, October 2005 and November 2005, the Credit Agreement was amended to modify certain financial and non-financial covenants. On December 29, 2005, the Company further amended the Credit Agreement to permit the sale of the stock of GenSet and Soltec, and to decrease both the total loan commitment and the revolving loan commitment to $70,000.  The amendment further stipulated that the net proceeds of each of the GenSet sale and Soltec sale be applied to the principal balance of the Revolver. Both the GenSet and the Soltec sales have been completed and the net proceeds applied to the Revolver in the first quarter of 2006.  See Note 4 of the Notes to Consolidated Financial Statements.  In May 2006, the Credit Agreement was amended to (i) delete the EBITDA covenant from the agreement, (ii) modify the minimum fixed charge coverage ratio and (iii) modify the maximum leverage ratio covenants. In July 2006, the Credit Agreement was further amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 point reduction per quarter thereafter until the coverage ratio reaches 4.00 which occurs during the quarter ending March 31, 2010, and (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and thereafter and (iii) establish a minimum availability requirement of $5 million.

Second-Lien Facility

The Company and its U.S. subsidiaries became borrowers under a $20,000 Second-Lien Term Loan facility (the “Second-Lien Facility”) which was entered into on July 29, 2004.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company.  The Second-Lien Facility accrues interest at the Company’s option, at LIBOR (4.83% as of March 31, 2006) plus 4.50%, or an alternative base rate of the greater of (a) the Prime Rate or (b) the federal funds rate plus one half of 1.00% plus 3.50%.  The Second-Lien Facility, which matures on November 7, 2008, restricts the amount of long-term debt the Company may incur and has other customary provisions including financial and nonfinancial covenants.  On November 5, 2005, the Second-Lien Facility was amended to increase the borrowings to $30,000.  Proceeds were used to repay the Revolver. In March 2005, August 2005, October 2005, and in June 2006, the Second-Lien Facility was amended to modify certain financial and non-financial covenants.  On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings from $30 million to $50 million.  The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver.

Covenant Compliance

At March 31, 2006, the Company was in compliance with the financial covenants, as relaxed in the amended agreements. The Company expects to remain in compliance with the financial covenants during 2006 by achieving our 2006 financial plan, which includes realizing sales of new products to be introduced throughout 2006, price increases for existing products, and successfully implementing certain cost reduction initiatives including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing.  The Company also is actively exploring the sale of one additional non-core business unit to generate additional liquidity.  If the Company is not successful in achieving the 2006 financial plan, the Company could also pursue other alternatives to repay debt and improve liquidity. These alternatives include deferral of certain capital expenditures and reduction of costs. If the Company is not successful in achieving the 2006 financial plan, as well as the aforementioned alternatives, the Company may not be in compliance with the revised financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility.  There can be no assurance that the Company could obtain such amendments, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on the Company’s financial condition.

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

Parent Company Financial Information

Borrowings under the Amended Credit Agreement are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, certain of Industries’ other domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada.  The Amended Credit Agreement contains restrictions that limit Industries’ ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation.  At March 31, 2006 and December 31, 2005, the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries, and the only liabilities were the $175,000 of Senior Subordinated Notes.  As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

10.                               Derivative Instruments

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates.  Under the terms of the interest rate swap contract, which has a notional amount of $50,000, the Company receives interest at a fixed rate of 9¼% and pays interest at a variable rate equal to LIBOR (4.83% as of March 31, 2006), plus a spread of 442 basis points.  The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR, rate for each semi-annual reset date is determined in arrears.

The Company has designated the interest rate swap as a fair value hedge of its fixed rate debt.  The terms of the interest rate swap contract and hedged item meet the criteria to be measured using the short-cut method defined in SFAS No. 133 and therefore perfect effectiveness is assumed over the term of the swap.

In accordance with SFAS No. 133, as of March 31, 2006, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged.  A fair value adjustment of $1,098 was recorded for the three months ended March 31, 2006 as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities.  At March 31, 2006 the fair value of the interest rate swap of $2,515 has been recorded as a component of other long-term liabilities.  Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.  For the three months ended March 31, 2006, the Company realized an increase in its interest expense as a result of the interest rate swap of $43. For the three months ended March 31, 2005, the Company realized a reduction in its interest expense as a result of the interest rate swap of $141.

11.                               Warrants

In connection with the Company’s emergence from Chapter 11 bankruptcy protection on May 23, 2003, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

				Warrants
	Warrants			Issued and
	Issued			Outstanding
	to Purchase	Exercise		as of
	Common	Price	Expiration	March 31,
	Stock	Per Share	Date	2006

Class A Warrants	1,157,000	$13.85	May 23, 2004	—
Class B Warrants	700,000	$20.78	May 23, 2006	700,000
Class C Warrants	271,429	$27.70	May 23, 2006	271,429

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

There were no warrants exercised during the three-month periods ended March 31, 2006 and March 31, 2005.  All Class B and Class C warrants expired on May 23, 2006.

12.          Income Taxes

The Company’s tax provision relates primarily to its foreign subsidiaries, less reductions in deferred tax liabilities related to the decrease in the excess of book-tax basis established as part of fresh-start accounting because of the book loss in the three months ended March 31, 2006.  The tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance based on the Company’s current tax position and estimates of taxable income for the foreseeable future.

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

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Components of the net periodic benefit cost:
Service Cost	—	$—	$289	$308
Interest Cost	286	285	260	296
Expected return on plan assets	(286)	(285)	—	—
Recognized (gain) loss	—	—	(21)	11
Net periodic benefit cost	$—	$—	$528	$615

Stock Purchase Plan.  In 2005, the Company adopted an employee stock purchase plan that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at a discounted price, based on the then-current market price of the Company’s common stock.  Effective January 1, 2006, eligible employees could purchase the Company’s common stock through the plan at a purchase price equal to 95% of the market price at the end of the quarter.  Approximately 2.7 thousand shares were purchased under this plan during the quarter ended March 31, 2006.

14.          Segment Information

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

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended March 31,
	2006	2005
		(Restated)
Net Sales
North America	$81,303	$71,772
Europe	7,260	6,694
Australia / Asia	17,509	16,787
All other international	16,787	15,131
	$122,859	$110,384

	March 31,	December 31,
	2006	2005
Indentifiable assets
North America	$39,110	$37,190
Europe	1,265	1,347
Australia / Asia	8,393	8,714
All other international	11,912	16,074
	$60,680	$63,325

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

	Three Months Ended March 31,
	2006	2005
		(Restated)

Gas equipment	$48,484	$42,465
Welding equipment	13,268	12,284
Arc accessories	33,810	30,417
Plasma power supplies, torches and consumable parts	17,287	16,054
Filler metals	10,010	9,164
	$122,859	$110,384

15.          Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014. The Company’s domestic, wholly-owned subsidiaries “Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company.

In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada also guaranteed the Company’s $175,000 9¼ % Senior Subordinated Notes.

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,072	$6,134	$—	$7,206
Accounts receivable, net	—	71,569	12,930	—	84,499
Inventories	—	97,390	19,271	—	116,661
Prepaid expenses and other	—	5,841	1,208	—	7,049
Assets held for sale	—	—	11,787	—	11,787
Current deferred tax assets	—	1,861	—	—	1,861
Total current assets	—	177,733	51,330	—	229,063
Property, plant and equipment, net	—	37,789	15,173	—	52,962
Goodwill	—	205,542	—	—	205,542
Intangibles, net	—	59,090	6,491	—	65,581
Other assets	3,926	2,888	904	—	7,718
Investment in and advances to subsidiaries	172,820	—	—	(172,820)	—
Total assets	$176,746	$483,042	$73,898	$(172,820)	$560,866

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$32,701	$5,633	$—	$38,334
Accrued and other liabilities	—	25,223	2,252	—	27,475
Accrued interest	2,710	432	—	—	3,142
Income taxes payable	—	1,959	(330)	—	1,629
Liabilities applicable to assets held for sale		—	4,185		4,185
Working capital	—	36,865	—	—	36,865
Current maturities of long-term obligations	—	11,162	1,782	—	12,944
Total current liabilities	2,710	108,342	13,522	—	124,574
Long-term obligations, less current maturities	175,000	38,825	1,522	—	215,347
Deferred tax liabilities	—	55,901	(144)	—	55,757
Other long-term liabilities		42,081	598	—	42,679
Minority Interest	—	—	302	—	302
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,713	—	—	—	183,713
Retained earnings (accumulated deficit)	(66,949)	11,298	(37,421)	26,123	(66,949)
Accumulated other comprehensive income (loss)	5,310	(45,095)	6,851	38,244	5,310
Total shareholders’ equity (deficit)	122,207	(33,797)	(30,570)	64,367	122,207
Net equity and advances to / from subsidiaries	(123,171)	271,690	88,668	(237,187)	—

Total liabilities and shareholders’ equity (deficit)	$176,746	$483,042	$73,898	$(172,820)	$560,866

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,591	$5,848	$—	$12,439
Accounts receivable, net	—	64,123	12,326	—	76,449
Inventories	—	95,003	21,668	—	116,671
Prepaid expenses and other	—	6,533	1,175	—	7,708
Assets held for sale	—	—	28,323	—	28,323
Current deferred tax assets	—	1,861	—	—	1,861
Total current assets	—	174,111	69,340	—	243,451
Property, plant and equipment, net	—	40,267	15,175	—	55,442
Goodwill	—	203,643	—	—	203,643
Intangibles, net	—	58,543	7,506	—	66,049
Other assets	4,050	2,928	905	—	7,883
Investment in and advances to subsidiaries	174,021	—	—	(174,021)	—
Total assets	$178,071	$479,492	$92,926	$(174,021)	$576,468

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$33,590	$8,150	$—	$41,740
Accrued and other liabilities	—	28,653	4,214	—	32,867
Accrued interest	6,760	557	—	—	7,317
Income taxes payable	—	2,321	178	—	2,499
Liabilities applicable to assets held for sale	—	—	7,968	—	7,968
Working capital facility	—	31,796	—	—	31,796
Current maturities of long-term obligations	—	10,770	1,113	—	11,883
Total current liabilities	6,760	107,687	21,623	—	136,070
Long-term obligations, less current maturities	175,000	40,623	588	—	216,211
Deferred tax liabilities	—	56,172	(144)	—	56,028
Other long-term liabilities		40,514	1,478	—	41,992
Minority Interest	—	1,912	302	—	2,214
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,541	—	—	—	183,541
Retained earnings (accumulated deficit)	(65,571)	5,460	(32,759)	27,299	(65,571
Accumulated other comprehensive income (loss)	5,850	(54,344)	19,257	35,087	5,850
Total shareholders’ equity (deficit)	123,953	(48,884)	(13,502)	62,386	123,953
Net equity and advances to / from subsidiaries	(127,642)	281,468	82,581	(236,407)	—

Total liabilities and shareholders’ equity (deficit)	$178,071	$479,492	$92,926	$(174,021)	$576,468

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$125,922	$20,341	$(23,404)	$122,859
Cost of goods sold	—	92,272	18,000	(22,383)	87,889
Gross Margin	—	33,650	2,341	(1,021)	34,970

Selling, general and administrative expenses	86	23,891	2,864	—	26,841
Amortization of intangibles	—	718	13	—	731
Net periodic postretirement benefits	—	528	—	—	528
Operating income (loss)	(86)	8,513	(536)	(1,021)	6,870
Other income (expense):
Interest, net	(4,090)	(2,071)	(356)	—	(6,517)
Amortization of deferred financing costs	(125)	(207)	—	—	(332)
Equity in net income (loss) of subsidiaries	2,923	—	—	(2,923)	—
Minority interest	—	(61)	—	—	(61)
Income (loss) from continuing operations before income tax provision and discontinued operations	(1,378)	6,174	(892)	(3,944)	(40)
Income tax provision	—	694	354	—	1,048
Income (loss) from continuing operations	(1,378)	5,480	(1,246)	(3,944)	(1,088)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	(290)	—	(290)
Net income (loss) applicable to common shares	$(1,378)	$5,480	$(1,536)	$(3,944)	$(1,378)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$113,257	$14,398	$(17,271)	$110,384
Cost of goods sold	—	81,672	11,705	(17,016)	76,361
Gross Margin	—	31,585	2,693	(255)	34,023

Selling, general and administrative expenses	—	22,146	5,113	—	27,259
Amortization of intangibles	—	784	97	—	881
Net periodic postretirement benefits	—	541	—	—	541
Operating income (loss)	—	8,114	(2,517)	(255)	5,342
Other income (expense):
Interest, net	(3,771)	(1,447)	(222)	—	(5,440)
Amortization of deferred financing costs	(125)	(305)	—	—	(430)
Equity in net income (loss) of subsidiaries	3,160	—	—	(3,160)	—
Other, net	—		(53)	—	(53)
Income (loss) from continuing operations before income tax provision and discontinued operations	(736)	6,362	(2,792)	(3,415)	(581)
Income tax provision	—	526	191	—	717
Income (loss) from continuing operations	(736)	5,836	2,983	(3,415)	1,298
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	562	—	562

Net income (loss) applicable to common shares	$(736)	$5,836	$(2,421)	$(3,415)	$(736)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash used in operating activities	$(5,304)	$(4,931)	$(4,114)	$(3,653)	$(18,002)
Cash flows from investing activities:
Capital expenditures	—	(1,075)	—	—	(1,075)
Purchase of minority interest	—	(3,954)	—	—	(3,954)
Proceeds from sales of assets	—	8,915	—	—	8,915
Net cash provided by investing activities	—	3,886	—	—	3,886
Cash flows from financing activities:
Net borrowings under revolving credit facility	—	3,993	1,406	—	5,399
Net repayments of long-term obligations	—	(330)	—	—	(330)
Proceeds from exercise of warrants	—	172	—	—	172
Changes in net equity and advances to / from subsidiaries and discontinued operations	5,304	(9,551)	3,273	3,653	2,679
Net cash provided by (used in) financing activities	5,304	(5,716)	4,679	3,653	7,920
Effect of exchange rate changes on cash and cash equivalents	—	1,242	(279)	—	963
Net cash provided by (used in) continuing operations	$—	$(5,519)	$286	$—	$(5,233)

Cash flows from discontinued operations:
Net cash provided by operating activities	$—	$—	$594	$—	$594
Net cash used in investing activities	—	—	(151)	—	(151)
Net cash used in financing activities	—	—	(2,799)	—	(2,799)
Effect of exchange rate changes on cash and cash equivalents	—	—	(69)	—	(69)
Net cash used in discontinued operations	$—	$—	$(2,425)	$—	$(2,425)

Total decrease in cash and cash equivalents	$—	$(5,519)	$(2,139)	$—	$(7,658)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562
Total cash and cash equivalents end of period	$—	$1,072	$6,832	$—	$7,904

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(Restated)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(2,770)	$1,866	$(5,386)	$(5,141)	$(11,431)
Cash flows from investing activities:
Capital expenditures	—	(1,052)	(452)	—	(1,504)
Proceeds from sales of assets	—	—	—	—	—
Net cash used in investing activities	—	(1,052)	(452)	—	(1,504)
Cash flows from financing activities:
Net repayments under revolving credit facility	—	14,102	1,832	—	15,934
Net repayments under other credit facilities	—	(948)	(1,067)	—	(2,015)
Financing fees	—	(365)	(95)	—	(460)
Changes in net equity and advances to / from subsidiaries	2,770	(12,844)	4,933	5,141	—
Net cash provided by (used in) financing activities	2,770	(55)	5,603	5,141	13,459
Effect of exchange rate changes on cash and cash equivalents		(13)	1,000		987
Net cash provided by continuing operations	$—	$746	$765	$—	$1,511
Cash flows from discontinued operations:
Net cash provided by operating activities	$—	$—	$2,675	$—	$2,675
Net cash used in investing activities	—	—	(352)	—	(352)
Net cash used in financing activities	—	—	(1,832)	—	(1,832)
Effect of exchange rate changes on cash and cash equivalents	—	—	593	—	593
Net cash provided by discontinued operations	$—	$—	$1,084	$—	$1,084

Total decrease in cash and cash equivalents	$—	$746	$1,849	$—	$2,595
Total cash and cash equivalents beginning of period	—	5,969	1,092	—	7,061
Total cash and cash equivalents end of period	$—	$6,715	$2,941	$—	$9,656

16.          Minority Interests

Minority shareholders held 10% of certain of the Company’s South African and Italian subsidiaries.   During the first quarter of 2006, the Company purchased the 10% minority interests in its two South African subsidiaries for approximately $3,954.  Goodwill of approximately $1,899 was recorded in connection with applying purchase accounting to this transaction.

The shareholder agreements for a certain Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interest.  The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010.  The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement.  As of March 31, 2006, the maximum payment to satisfy the put option is $364 based on the formula in the agreement.

17.          Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability.  While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

At May 31, 2006 the Company was a co-defendant in 1,163 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding consumables. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2005, 707 of these cases were pending in federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Between June 1, 2003 and May 31, 2006, the Company was dismissed from 300 other cases with similar allegations.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, manufacture, market, sell and distribute welding and cutting power sources, torches, consumables and accessories globally.  We are a leading global supplier of cutting and welding products. Our products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication, and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and we have well established and widely recognized brands.

Restatement of Consolidated Financial Statements

As more fully discussed in the Company’s 2005 Annual Report on Form 10-K and as set forth in Note 3 – Restatement of Consolidated Financial Statements to this Form 10-Q, the Company, in 2005, identified a series of adjustments that have resulted in the restatement of previously reported quarterly results for the first three quarters of 2005.   The information set forth in this Item 2 has been adjusted to present management’s discussion and analysis of financial condition and results of operations based on this restated information.

Factors That Could Affect Future Results

The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

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

(e)                                  actions taken by our competitors that affects our ability to retain our customers;

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

(k)                                  our ability to meet customer needs by introducing new products that will contribute positively to our operating results; risks associated with product liability;

(l)                                     unforeseen liabilities arising from litigation;

(m)                               the effectiveness of our information systems and internal controls;

(n)                                 our ability to attract and retain qualified management personnel; and

(o)                                 consistent application of U.S. generally accepted accounting principles at our smaller international locations.

Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and those described in the “Risk Factors” section of our Annual Report, and the other documents we file from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

For a discussion of factors that may affect future results, see the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales from continuing operations for the three months ended March 31, 2006 were $122.9 million, which was an 11.3% increase over net sales of $110.4 million for the same three months in 2005.  Domestic sales were $81.3 million for the first quarter of 2006, compared to $71.8 million for the same period last year, which is an increase of 13.2%.  International sales were $41.6 million for the three months ended March 31, 2006 compared to $38.5 million for the first quarter of 2005, or an increase of 8.1%.  Net sales for the three months ended March 31, 2006 increased approximately $12.5 million as a result of increased demand and new product initiatives, $2 million as a result of price increases and were partially offset by a decrease in net sales of approximately $2 million as a result of the impact of foreign currency translation.

Gross margin from continuing operations for the first quarter of 2006 was $35.0 million, or 28.5% of net sales, compared to $ 34.0 million, or 30.8% of net sales, for the same period in 2005.  Gross margin dollars increased approximately $6.1 million through new product introductions, volume expansion, and the price increases previously noted.  These increases to gross margin were largely offset by material cost increases of approximately $3.1 million and production supply cost increases, net of productivity initiatives, of $1.4 million.  The overall increase in material cost was attributable to higher prices for key raw materials such as copper, brass and steel.  In addition, the effect of translating the local currency results of the Company’s international business units into U.S. dollars, which did not affect gross margin expressed as a percentage of sales, resulted in a decrease to gross margin of approximately $0.6 million.

Selling, general and administrative expenses (“SG&A”) were $26.8 million, or 21.8% of net sales, for the three months ended March 31, 2006 as compared to $27.3 million, or 24.7% of net sales, for the three months ended March 31, 2005.  The increase in SG&A is principally related to increased professional fees associated with financial reporting compliance costs.

Interest expense for the three months ended March 31, 2006 was $6.5 million, which compares to $5.4 million for the three months ended March 31, 2005.  The difference results from an overall increase in debt obligations as well as an increase in our average borrowing rate.

An income tax provision of $1.0 million for continuing operations was recorded on pretax loss of $0.1 million for the three months ended March 31, 2006.  An income tax provision of $.7 million for continuing operations was recorded on a pretax loss of $.6 million for the quarter ended March 31, 2005.  The income tax provision for 2006 and 2005 primarily relates to income generated in certain foreign jurisdictions and the ongoing effect on the provision of deferred tax liabilities established as part of fresh start accounting and differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of losses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities from continuing operations used $18.0 million of cash during the first three months of 2006, compared to $11.4 million of cash used during the same time period in 2005. Operating assets and liabilities used $21.8 million of cash during the three months ended March 31, 2006, compared to $16.1 million of cash used in the first quarter of 2005.

•                  Accounts receivable used $7.9 million during the three months ended March 31, 2006, compared to $8.4 million used during the same period in 2005. The slight decrease reflects the net effect of increased sales more than offset by improved collection efforts.

•                  Inventory provided $.2 million of cash through the first three months of 2006, as compared to a $4.3 million use of cash in the same three month period last year.  Inventory used less cash in 2006 as a result of improved inventory management offsetting the impact of additional inventory required to support the higher sales volumes for 2006.

•                  Accounts payable used $4.2 million of cash in the first quarter of 2006, which compares to cash provided of $6.5 million in the first quarter of 2005.  The increase in payables for 2005 results in part from efforts to obtain more favorable payment terms from vendors.  During 2006, the decrease in accounts payable resulted from normal payment activities and timing differences.

•                  Accrued liabilities used $5.3 million of cash in the first quarter of 2006 compared to $3.0 million use of cash used in the first quarter of 2005.  Cash used in the first quarter of 2006 related principally to rebate and incentive compensation payments  while cash used by accruals in the first quarter of 2005 principally resulted from rebate payments.

•                  Accrued interest used $4.2 million in the first quarter of 2006 and relates primarily to our senior subordinated notes.

Cash provided by investing activities from continuing operations provided $3.9 million of cash for the first quarter of 2006 compared to a net cash usage of $1.5 million for the first quarter of 2005.  The change in cash flow primarily resulted from the sale of certain discontinued operations less the Company’s purchase of certain minority interests.

Financing activities from continuing operations provided $7.9 million of cash during the first quarter of 2006 compared to cash provided of $13.5 million during the same period last year.  Net borrowings were $5.1 million for the three months ended March 31, 2006 compared to $13.9 million for the same quarter last year. The net borrowing during the first quarter of 2006 was used to fund ongoing business operations.  The net borrowings in first quarter of 2005 were used primarily to fund working capital requirements and to fund the semi-annual payment on the Senior Subordinated Notes made in February 2005.

Liquidity

Considering the impact of various amendments to our credit agreements, we expect our operating cash flow, together with borrowings under our revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and the debt service requirements of the Credit Agreement, Second-Lien Facility and the Senior Subordinated Notes for 2006.  However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  Also, see Note 9- Debt and Capital Lease Obligations to the consolidated financial statements.

The Company and its U.S. Subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) which consists of a Term Loan and a revolving credit facility (the “Revolver”) as described in Note 9 – Debt and Capital Lease Obligations to the consolidated financial statements. In connection with an amendment in July 2006, the Term Loan was repaid.

On July 29, 2004 we entered into the $20.0 million Second-Lien Facility, which matures on November 7, 2008.  We amended the Second-Lien Facility to increase the borrowings by $10.0 million on November 7, 2005 and increased the obligations borrowings by an additional $20.0 million in July 2006.  The Second-Lien Facility is described in Note 9 – Debt and Capital Lease Obligations to the consolidated financial statements.

In February 2004, we issued $175.0 principal amount of 9 ¼% Senior Subordinated Notes (the “Notes”).  Interest is payable semiannually in cash. In May 2006, we amended the indenture for the Senior Subordinated Notes to, among other things, extend the date by which we must file with the Securities and Exchange Commission our Annual Report Form 10-K for the year ended December 31, 2005 and any other reports then due, and obtain a waiver for the default resulting from our failure to timely file the 2005 Annual Report. In consideration for the amendment, we paid noteholders who consented to the amendment a consent fee of $2.50 for each $1,000 in principal amount of notes. The amendment also requires us, subject to certain conditions, to annually use our excess cash flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the notes pursuant to which we will offer to repurchase outstanding notes at a purchase price of 101% of their principal amount.  These Notes are described more fully in Note 9 – Debt and Capital Lease Obligations to the consolidated financial statements

On July 21, 2006, the Company obtained a limited waiver and amended its Credit Agreement to (1) modify the maximum leverage ratio to 5.75 through June 30, 2007, and other scheduled decreases thereafter, (ii) modify the minimum fixed charge coverage ratio to 1.0 through June 30, 2007 and 1.10 thereafter, and (iii) establish a minimum availability requirement of $5 million.

On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings from $30 million to $50 million. The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolvers.

On July 21, 2006, the Company commenced a consent solicitation seeking amendments to the indenture governing Notes and waiving existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the Securities and Exchange Commission. The amendments would extend the time for filing these reports to August 21, 2006 and would extend the time within which the Company must file its second quarter 2006 Form 10-Q to December 17, 2006. Under the consent solicitation, the indenture would also be amended to provide for the payment of additional special interest on the Notes, initially at a rate of 1.25% per annum, subject to adjustment, and for the payment of contingent cash consent fees to consenting holders of the Notes. As of July 31, 2006, holders of 100% of the outstanding Notes have consented to the solicitation.

Until the execution of the amendments to the indenture, the Company has the right to (i) terminate the solicitation for any reason, (ii) amend the terms of the solicitation, (iii) modify the form or amount of the consideration to be paid pursuant to the solicitation or (iv) waive any of the conditions to the Solicitation, subject to applicable law.

In 2006, we anticipate our capital expenditures will be approximately $10.0 to $13.0 million.  In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.6 million and $1.7 million, respectively. We expect our operating cash flow, together with available borrowings under the revolving credit facility, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements of the Credit Agreement and Second-Lien Facility, the Senior Subordinated Notes and our other long-term obligations for 2006. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At March 31, 2006, we were in compliance with the revised financial covenants required by the amended agreements.  We expect to remain in compliance with the amended financial covenants during 2006 by achieving our 2006 financial plan, which includes realizing sales of new products to be introduced throughout 2006, price increases for existing products, and successfully implementing certain cost reduction initiatives including our global continuous improvement program referred to as TCP and our program for foreign sourcing of manufacturing.  We also are actively exploring the sale of one additional non-core business unit to generate additional liquidity.  If we are not successful in achieving the 2006 financial plan, we could also pursue other alternatives to repay debt and improve liquidity.  These alternatives include further deferral of certain capital expenditures and reduction of costs.  If we are not successful in achieving the 2006 financial plan, as well as the aforementioned alternatives, we may not be in compliance with the revised financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility.  Although we believe that we could obtain such an amendment, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on our financial condition.

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

In order to manage interest costs, we enter into an interest rate swap arrangements from time to time.  Interest rate risk management agreements are not held or issued for speculative or trading purposes.

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

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2006, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were not effective because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Management’s Report”).

To ensure that our condensed consolidated financial statements for the three month period ended March 31, 2006 are fairly presented and were prepared in accordance with U.S. generally accepted accounting principles, we delayed the issuance of the financial statements to provide time for expanded procedures to be performed. We also engaged several financial and accounting consulting firms to assist us in completing our financial closing process for the March 31, 2006 financial statements and disclosures and in addressing the implications of the other material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005.  Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, as of March 31, 2006 and December 31, 2005, the Company identified material weaknesses in our internal control over financial reporting. We are currently addressing these material weaknesses identified in the Management Report in our Annual Report on Form 10-K for the year ended December 31, 2005.  We expect to have these material weaknesses remediated by December 31, 2006.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability.  While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

At May 31, 2006 the Company was a co-defendant in 1,163 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding consumables.  The Company is one of a large number of defendants.  The claimants allege that exposure to manganese contained in the welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  As of December 31, 2005, 707 of these cases were pending in federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Between June 1, 2003 and May 31, 2006, the Company was dismissed from 300 other cases with similar allegations.

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
Vice President
Global Controller
Principal Accounting Officer

Date: August 3, 2006