Form 10-Q
period 2006-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2006-11-08
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

                                                                                                                                                                         Yes ☒               No ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 6, 2006 was 13,329,702.

THERMADYNE HOLDINGS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,641	$12,439
Accounts receivable, less allowance for doubtful accounts of $2,956 and $2,746, respectively	86,556	76,449
Inventories	116,782	116,671
Prepaid expenses and other	5,774	7,708
Deferred tax assets	1,861	1,861
Assets held for sale	—	28,323
Total current assets	220,614	243,451
Property, plant and equipment, net	51,412	55,442
Goodwill	205,542	203,643
Intangibles, net	65,542	66,049
Other assets	6,886	7,883
Total assets	$549,996	$576,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Working capital facility	$28,747	$31,796
Current maturities of long-term obligations	11,528	11,883
Accounts payable	36,372	41,740
Accrued and other liabilities	31,706	32,867
Accrued interest	7,535	7,317
Income taxes payable	2,383	2,499
Liabilities applicable to assets held for sale	—	7,968
Total current liabilities	118,271	136,070
Long-term obligations, less current maturities	215,170	216,211
Deferred tax liabilities	54,869	56,028
Other long-term liabilities	44,794	41,992
Minority interest	331	2,214
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized - 25,000,000 shares
Issued and Outstanding - 13,329,702 shares at June 30, 2006 and 13,318,158 shares at December 31, 2005	133	133
Additional paid-in capital	184,038	183,541
Accumulated deficit	(72,240)	(65,571)
Accumulated other comprehensive income	4,630	5,850
Total shareholders’ equity	116,561	123,953
Total liabilities and shareholders’ equity	$549,996	$576,468

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net sales	$127,515	$118,772	$250,374	$229,156
Cost of goods sold	91,732	86,965	179,621	163,326
Gross margin	35,783	31,807	70,753	65,830

Selling, general and administrative expenses	31,688	26,831	58,529	54,090
Amortization of intangibles	733	807	1,464	1,688
Net periodic postretirement benefits	528	645	1,056	1,186
Operating income	2,834	3,524	9,704	8,866
Other expenses:
Interest	(6,527)	(5,940)	(13,044)	(11,380)
Amortization of deferred financing costs	(332)	(384)	(664)	(814)
Minority interest	(14)	(284)	(75)	(337)
Income from continuing operations before income tax provision and discontinued operations	(4,039)	(3,084)	(4,079)	(3,665)
Income tax provision (benefit)	1,252	(1,501)	2,300	(784)
Loss from continuing operations	(5,291)	(1,583)	(6,379)	(2,881)
Income (loss) from discontinued operations, net of tax	—	647	(290)	1,209
Net loss	$(5,291)	$(936)	$(6,669)	$(1,672)

Basic and diluted income (loss) per share:
Continuing operations	$(0.40)	$(0.12)	$(0.48)	$(0.22)
Discontinued operations	—	0.05	(0.02)	0.09
Net loss	$(0.40)	$(0.07)	$(0.50)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Restated)
Cash flows from continuing operations
Cash flows from operating activities:
Net loss	$(6,669)	$(1,672)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	290	(1,209)
Minority interest	75	337
Depreciation and amortization	9,572	10,477
Deferred taxes	(1,159)	1,227
Changes in operating assets and liabilities	(13,308)	(14,571)
Net cash used in operating activities	(11,199)	(5,411)
Cash flows from investing activities:
Capital expenditures	(2,515)	(4,370)
Proceeds from sales of assets	16,455	—
Purchase of miniority interest	(3,954)	—
Investment in joint venture	—	(850)
Net cash provided by (used in) investing activities	9,986	(5,220)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(4,139)	15,137
Net repayments under other credit facilities	(330)	(279)
Advances from (to) from discontinued operations	2,679	(2,123)
Other, net	61	(1,708)
Net cash provided by (used in) financing activities	(1,729)	11,027
Effect of exchange rate changes on cash and cash equivalents	144	456
Net cash provided by (used in) continuing operations	$(2,798)	$852
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	$594	$3,928
Net cash used in investing activities	(849)	(1,218)
Net cash used in financing activities	(2,799)	(1,089)
Effect of exchange rates on cash and cash equivalents	(69)	860
Net cash provided by (used in) discontinued operation	$(3,123)	$2,481

Total increase (decrease) in cash and cash equivalents	$(5,921)	$3,333
Total cash and cash equivalents beginning of period	15,562	7,061
Total cash and cash equivalents end of period	$9,641	$10,394
Continuing operations
Cash and cash equivalents beginning of period	$12,439	$6,033
Net cash provided by (used in) continuing operations	(2,798)	852
Cash and cash equivalents end of period	$9,641	$6,885
Discontinued operations
Cash and cash equivalents beginning of period	$3,123	$1,028
Net cash provided by (used in) discontinued operations	(3,123)	2,481
Cash and cash equivalents end of period	$—	$3,509

Income taxes paid	$3,821	$3,787
Interest paid	$12,018	$11,985

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

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The combined results of operations of the Company for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

The Company’s trademarks are generally associated with its well-established product brands, and cash flows associated with these products are expected to continue indefinitely.  The Company has placed no limit on the end of its trademarks’ useful lives and as result utilized indefinite life treatment for the intangibles.

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs.

The following table provides the activity in the warranty accrual for the six months ended June 30, 2006 and 2005:

Product warranty accrual:	Balance at Beginning of Period	Provision	Payments	Balance at End of Period
Six months ended June 30, 2006	$3,007	$1,347	$(1,416)	$2,938
Six months ended June 30, 2005	$3,048	$1,567	$(1,481)	$3,134

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

Revenue Recognition.  The Company sells a majority of its products through distributors with standard terms of sale of FOB shipping point or FOB destination.  The Company has certain consignment arrangements, representing a minor portion of inventories and related sales, whereby revenue is recognized when products are used by the customer from consigned stock.  Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed and determinable and collectibility is reasonably assured.

The Company sponsors a number of incentive programs to augment distributor sales efforts.  Included in the Company’s incentive programs are certain rebate programs and sales and market share growth incentive programs.  The costs associated with these sales programs are recorded as a reduction of revenue.

Terms of sale generally require 30-60 day payment terms and provide standard warranties.  For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges are generally assessed.

Earnings (Loss) Per Share.  The calculation of net income (loss) per share follows:

	Three Months Ended June 30,
	2006	2005
		(Restated)
Numerator:
Income (loss) :
Continuing operations	$(5,291)	$(1,583)
Discontinued operations	—	647
Net loss	$(5,291)	$(936)

Denominator:
Weighted average shares for basic and diluted earnings per share	13,328	13,314

Basic and diluted income (loss) per share amounts:
Continuing operations	$(0.40)	$(0.12)
Discontinued operations	—	0.05
Net loss	$(0.40)	$(0.07)

	Six Months Ended June 30,
	2006	2005
		(Restated)
Numerator:
Income (loss) :
Continuing operations	$(6,379)	$(2,881)
Discontinued operations	(290)	1,209
Net loss	$(6,669)	$(1,672)

Denominator:
Weighted average shares for basic and diluted earnings per share	13,327	13,314

Basic and diluted income (loss) per share amounts:
Continuing operations	$(0.48)	$(0.22)
Discontinued operations	(0.02)	0.09
Net loss	$(0.50)	$(0.13)

The effects of options and warrants have not been considered in the determination of net income (loss) per share for the three months and six months ended June 30, 2006 and 2005, because the result would be antidilutive.  Options and warrants not included in the calculation for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Stock Options	1,215,613	1,021,775	1,215,613	1,021,775
Class B Warrants	—	700,000	—	700,000
Class C Warrants	—	271,429	—	271,429

There were no warrants exercised during the three-month and six-month periods ended June 30, 2006 and June 30, 2005. All Class B and Class C warrants expired on May 23, 2006.

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

These adjustments have been reflected in the accompanying consolidated interim financial statements for the prior year. The Company’s previously reported consolidated net income for the three months ended June 30, 2005 increased by $0.8 million to a loss of $0.9 million and the previously reported consolidated net income for the six months ended June 30, 2005 decreased by $1.0 million to a loss of $1.7 million.  The changes were primarily as a result of the adjustment to the tax provision associated with the change in deferred tax liabilities related to book-tax differences recorded in connection with fresh-start accounting and other accounting adjustments referred to above. In addition, as a result of certain of these adjustments, the Company’s statement of cash flows for the six months ended June 30, 2005 has been restated.  The following tables summarize the effects of the adjustments on the consolidated statements of operations for the three month and six month periods ended June 30, 2005.

Consolidated Statement of Operations:

	Three Months Ended June 30, 2005
	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Continuing Operations
Net sales	$118,680	$92	$118,772
Gross margin	30,706	1,101	31,807
Operating income	2,337	1,187	3,524

Income (loss) :
Continuing operations	$(2,343)	$760	$(1,583)
Discontinued operations	647	—	647
Net income	$(1,696)	$760	$(936)

Basic and diluted income (loss) per share (1):
Continuing operations	$(0.18)	$0.06	$(0.12)
Discontinued operations	0.05	—	0.05
Net income (loss)	$(0.13)	$0.06	$(0.07)

	Six Months Ended June 30, 2005
	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Continuing Operations
Net sales	$228,971	$185	$229,156
Gross margin	64,502	1,328	65,830
Operating income	8,848	18	8,866

Income (loss) :
Continuing operations	$(1,915)	$(966)	$(2,881)
Discontinued operations	1,209	—	1,209
Net income	$(706)	$(966)	$(1,672)

Basic and diluted income (loss) per share (1):
Continuing operations	$(0.14)	$(0.07)	$(0.22)
Discontinued operations	0.09	—	0.09
Net loss	$(0.05)	$(0.07)	$(0.13)

(1)             Amounts for “As Originally Reported” have been adjusted for the Company’s discontinued operations as described in Note 5 — Discontinued Operations to the condensed consolidated financial statements.

The following table summarizes the effects of the adjustments on the consolidated statements of cash flows for the six month period ended June 30, 2005.

Consolidated Statement of Cash Flows from Continuing Operations:

	Six Months Ended June 30, 2005
Continuing Operations:	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Net cash flows used in operating activities	$3,742	$1,669	$5,411

Net cash flows used in investing activities	$5,220	$—	$5,220

Net cash flows provided by financing activities	$11,209	$(182)	$11,027

Effect of exchange rate on cash and cash equivalents	$(1,187)	$1,643	$456

Cash and cash equivalents December 31, 2004	$6,650	$411	$7,061

Cash and cash equivalents June 30, 2005	$10,191	$203	$10,394

(1)             Amounts for “As Originally Reported” have been adjusted for the Company’s discontinued operations as described in Note 5 — Discontinued Operations to the condensed consolidated financial statements.

4.                                      Recent Accounting Pronouncements

Sales Taxes.  In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. Companies reporting on a gross basis should report the amount of those taxes recognized in its interim and annual financial statements if significant.  EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 will not have a material effect on the Company’s financial statement presentation which currently reflects sales taxes collected on a net basis.

Income Taxes.  In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation”).  The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  The Interpretation is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated by the Company to assess its impact, if any.

Derivatives.  In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event occurring after December 31, 2006. The Company plans to adopt SFAS No. 155 effective January 1, 2007 and does not expect the adoption to have a material impact on our financial statements.

Stock-Based Compensation. The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company recorded compensation cost of $284 and $400 as selling, general and administrative expense for the three month and six month periods ended June 30, 2006.

As of June 30, 2006, 1,215,613 options to purchase shares were issued and outstanding under the Directors Plan, the Stock Incentive Plan and other specific agreements.

The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended June 30, 2006:

Weighted average fair value	$6.46

Assumptions used:
Expected dividend yield	0.00%
Expected volatility	40.72%
Risk-free interest rate	4.97%
Expected life	6 years

Changes in stock options during the six months ended June 30, 2006, are as follows:

	Shares Under Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	923,266	$12.84
Granted	341,575	$15.51
Exercised	(4,412)	$16.06
Cancelled or expired	(44,816)	$12.18
Options outstanding at June 30, 2006	1,215,613	$13.61

Options exercisable at June 30, 2006	677,788	$12.80

For the three month and six month periods ended June 30, 2005, in accordance with the modified prospective transition method, our condensed consolidated financial statements do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized for the three month and six month periods ended June 30, 2005, because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net loss and loss per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Restated)	(Restated)
Loss from continuing operations	$(1,583)	$(2,881)
Add: Stock-based compensation costs, net of tax,included in income from continuing operations as reported	—	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(375)	(632)
Pro forma loss from continuing operations	$(1,958)	$(3,513)

Basic and diluted loss from continuing operations per share
As reported	$(0.12)	$(0.22)
Pro forma	$(0.15)	$(0.26)

At June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $3,232 to be recognized through June 30, 2009 with a weighted average expense period of approximately 2.7 years.

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

On April 11, 2006, the Company completed the disposition of Tec.Mo Srl (“TecMo”), an indirect wholly-owned subsidiary which manufactures generic cutting and welding torches and consumables, to Siparex, an investment fund in France and the general manager of TecMo.  Net cash proceeds from this transaction of approximately $7,540 were used to repay a portion of the Company’s outstanding working capital facility.

The tables below sets forth certain information related to GenSet, Soltec and Metalservice, Plant Rental, and TecMo operations included in discontinued operations for the three month and six month periods ended June 30, 2005 and the six month period ended June 30, 2006:

	Three Months Ended June 30, 2005
	GenSet	Soltec & Metalservice	Plant Rental	TecMo
Net Sales	$10,160	$1,878	$1,744	$2,610
Operating expenses	10,645	1,569	1,391	2,077
Other expenses	79	—	22	6
Income tax provision (benefit)	(392)	50	99	199
Net income (loss) from discontinued operations	$(172)	$259	$232	$328

	Six Months Ended June 30, 2005
	GenSet	Soltec & Metalservice	Plant Rental	TecMo
Net sales	$19,266	$3,612	$4,214	$5,050
Operating expenses	19,343	3,009	3,641	4,015
Other expenses	170	—	39	14
Income tax provision	20	103	159	420
Net income (loss) from discontinued operations	$(267)	$500	$375	$601

	Six Months Ended June 30, 2006
	GenSet	Soltec & Metalservice	Plant Rental	TexMo
Net sale	$—	$—	—	$2,774
Operating expenses	—	—	—	2,135
Other income	—	—	—	2
Impairment loss	—	—	—	663
Income tax provision	—	—	—	268
Net loss from discontinued operations	$—	$—	—	$(290)

Selected balance sheet items for the discontinued operations classified as held for sale as of December 31, 2005 are as follows:

	December 31, 2005
	Soltec & Metalservice	Plant Rental	TecMo
Cash	$1,206	$1,532	$385
Accounts receivable	2,887	2,862	3,379
Inventories	2,244	—	2,188
Property and equipment, net	671	2,122	1,188
Goodwill and other intangible assets	2,183	688	4,158
Other assets	282	—	348
	$9,473	$7,204	$11,646

Accounts payable and other liabilities	$1,441	$2,714	$3,813

The Company is currently in discussions with buyers for the potential sale of two of its non-core business units in South Africa.  No definitive agreement is in place at this time nor has the Company committed to a plan to dispose of these business units.  At this time, the Company is unable to determine if an impairment provision will be required pending a final decision by the Company on the disposal of these business units.

6.                                      Inventories

The composition of inventories was as follows:

	June 30, 2006	December 31, 2005

Raw materials	$23,402	$19,524
Work-in-process	31,718	32,788
Finished goods	68,229	69,542
	123,349	121,854
LIFO reserve	(6,567)	(5,183)
	$116,782	$116,671

7.                                      Intangible Assets

The composition of intangibles was as follows:

	June 30, 2006	December 31, 2005

Goodwill	$205,542	$203,643
Patents and customer relationships	39,106	37,984
Trademarks	33,403	33,403
	278,051	275,030
Accumulated amortization	(6,967)	(5,338)
	$271,084	$269,692

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The impairment analysis is completed on a consolidated enterprise level.  Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value.  Significant judgments and estimates about future conditions are used to estimate future cash flows.  Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions could result in significant changes in those estimates.   As discussed in Note 5 — Discontinued Operations to the consolidated financial statements, other adjustments have been made to the June 30, 2006 and December 31, 2005 carrying value of goodwill as it relates to the Company’s discontinued operations.

The changes in the carrying amount of goodwill were as follows:

Carrying Amount of Goodwill
Balance as of December 31, 2005	$203,643
Minority interest purchase	1,899
Balance as of June 30, 2006	$205,542

Amortization of intangibles with identifiable lives amounted to $733 and $1,464 of expense for the three and six month periods ended June 30, 2006 and to $807 and $1,688 of expense for the three and six month periods ended June 30, 2005, respectively.

8.                                      Comprehensive Loss

Comprehensive loss totaled $5,971 and $7,889 for the three and six month periods ended June 30, 2006 and $3,411 and $7,061 for the three and six month periods ended June 30, 2005, respectively, and was determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net loss	$(5,291)	$(936)	$(6,669)	$(1,672)
Foreign currency translation	(680)	(2,475)	(1,220)	(5,389)
Comprehensive loss	$(5,971)	$(3,411)	$(7,889)	$(7,061)

9.                                      Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	June 30, 2006	December 31, 2005
Working Capital Facility	$28,747	$31,796
Second-Lien Facility	30,000	30,000
Term Loan	6,938	7,598
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	14,760	15,495
	255,445	259,889
Current maturities and working capital facility	(40,275)	(43,678)
	$215,170	$216,211

Credit Agreement

The Company and its U.S. subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $9,250 term loan which was repaid in July 2006 (the “Term Loan”) and a $70,000 revolving loan commitment (the “Revolver”).  Up to $25,000 of the Revolver is available for letters of credit and $14,152 of letters of credit were outstanding as of June 30, 2006. Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves.  Unused availability was $25,364 as of June 30, 2006.  The Revolver terminates on November 22, 2009.

Borrowings under the Term Loan and the Revolver accrue interest, at the Company’s option, at LIBOR (5.64% as of June 30, 2006) plus 2.25% or the prime rate (8.25% as of June 30, 2006) plus 0.5% on the Revolver, and LIBOR plus 2.50% or the prime rate plus 0.75% on the Term Loan.  All of these percentages are subject to an interest rate grid and will decline if certain conditions are met.  Unused portions of the Revolver are charged 50 basis points as of June 30, 2006.  The Credit Agreement is secured by substantially all of the assets of the Company’s subsidiaries in the U.S., Canada, the United Kingdom, and Australia, together with a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to non-U.S. subsidiaries.  The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and maximum leverage ratios relative to (“EBITDA”), as defined by the Credit Agreement.

The Revolver is referred to as the Working Capital Facility and includes a lockbox agreement which requires all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit.  These agreements, combined with the existence of a subjective Material Adverse Effect (“MAE”) clause, cause the Working Capital Facility and Term Loan to be classified as a current liability.  However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Working Capital Facility classified as a current liability. The Company’s intent is to continually use the Working Capital Facility throughout the life of the agreement to fund working capital needs.  The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, assets or prospects. In March 2005, we entered into amendments which modified a financial covenant and enabled us to extend our Second-Lien Facility.  In July 2005, August 2005, October 2005 and November 2005, the Credit Agreement was amended to modify certain financial and non-financial covenants. On December 29, 2005, the Company further amended the Credit Agreement to permit the sale of the stock of GenSet and Soltec, and to decrease the revolving loan commitment to $70,000.  The amendment further stipulated that the net proceeds of each of the GenSet sale and Soltec sale be applied to the principal balance of the Revolver. Both the GenSet and the Soltec sales have been completed and the net proceeds applied to the Revolver in the first quarter of 2006.  See Note 5 of the Notes to the Condensed Consolidated Financial Statements.  In May 2006, the Credit Agreement was amended to (i) delete the minimum EBITDA covenant from the agreement, (ii) modify the minimum fixed charge coverage ratio and (iii) modify the maximum leverage ratio covenants. In July 2006, the Credit Agreement was further amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 point reduction per quarter thereafter until the coverage ratio reaches 4.00, and (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and thereafter and (iii) establish a minimum availability requirement of $5 million. In October 2006, the Company amended its Credit Agreement to modify the maximum leverage ratio to 5.95 for the third quarter of 2006.

Second-Lien Facility

The Company and its U.S. subsidiaries became borrowers under a $20,000 Second-Lien Term Loan facility (the “Second-Lien Facility”) which was entered into on July 29, 2004.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company.  The Second-Lien Facility accrues interest at the Company’s option, at LIBOR (5.64% as of June 30, 2006) plus 4.50%, or an alternative base rate of the greater of (a) the Prime Rate or (b) the federal funds rate plus one half of 1.00% plus 3.50%.  The Second-Lien Facility, which matures on November 7, 2008, restricts the amount of long-term debt the Company may incur and has other customary provisions including financial and non-financial covenants.  On November 5, 2005, the Second-Lien Facility was amended to increase the borrowings to $30,000.  Proceeds were used to repay a portion of the Revolver. In March 2005, August 2005, October 2005, and in June 2006, the Second-Lien Facility was amended to modify certain financial and non-financial covenants.  On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings from $30,000 to $50,000.  The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver.

Covenant Compliance

The Company expects to remain in compliance with the financial covenants by achieving its financial plan, which includes realizing sales of new products to be introduced, price increases for existing products, and successfully implementing certain cost reduction initiatives including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing.  The Company also is actively exploring the sale of one additional non-core business unit which would also generate additional liquidity.  If the Company is not successful in achieving its financial plan, the Company may not be in compliance with the financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility.  There can be no assurance that the Company could obtain such amendments, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on the Company’s financial condition.

Senior Subordinated Notes

The Company is the issuer of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due in 2014, of which more than 99% were exchanged for registered notes (the “Senior Subordinated Notes”).  The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture).  Interest accrues at the rate of 9¼% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. In an amendment dated May 9, 2006, the Company is now required, subject to certain conditions in the Credit Agreement and Second Lien Facility, to use the amount of “Excess Cash Flow,” as defined in the indenture, to either permanently repay senior debt within 105 days after year end or purchase the Senior Subordinated Notes through an offer of 101% of the principal amount thereof.

In July 2006, the Company obtained consent to amend the indenture governing Notes and waiving existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the Securities and Exchange Commission.  The amendments extended the time for filing these reports to August 21, 2006 and would also allow the Company to elect to extend the time within which the Company must file its second quarter 2006 Form 10-Q to no later than December 17, 2006, for additional fees that could aggregate to $2.2 million.  The indenture was amended to provide for the payment of additional Special Interest on the Notes, initially at a rate of 1.25% per annum.  The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0.  The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0 with the payment of contingent cash consent fees to consenting holders of the Notes.

The Notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100% of the principal amount thereof.

Parent Company Financial Information

Borrowings under the Company’s Credit Agreement are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, certain of Industries’ other domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada.  The Credit Agreement contains restrictions that limit Industries’ ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation.  At June 30, 2006 and December 31, 2005, the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries and the only liabilities were the $175,000 of Senior Subordinated Notes.  As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

10.                               Derivative Instruments

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates.  Under the terms of the interest rate swap contract, which has a notional amount of $50,000, the Company receives interest at a fixed rate of 9¼% and pays interest at a variable rate equal to LIBOR (5.64% as of June 30, 2006), plus a spread of 442 basis points.  The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR, rate for each semi-annual reset date is determined in arrears.

The Company has designated the interest rate swap as a fair value hedge of its fixed rate debt.  The terms of the interest rate swap contract and hedged item meet the criteria to be measured using the short-cut method defined in SFAS No. 133 and therefore perfect effectiveness is assumed over the term of the swap.

In accordance with SFAS No. 133, as of June 30, 2006, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged.  A fair value adjustment of $923 and $2,021 was recorded for the three month and six month periods ended June 30, 2006, respectively, as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities.  At June 30, 2006 the fair value of the interest rate swap of $3,438 has been recorded as a component of other long-term liabilities.  Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.  For the three months and six months ended June 30, 2006, the Company realized an increase in its interest expense as a result of the interest rate swap of $149 and $192, respectively. For the three months and six months ended June 30, 2005, the Company realized a reduction in its interest expense as a result of the interest rate swap of $113 and $254, respectively.

11.                               Warrants

In connection with the Company’s emergence from Chapter 11 bankruptcy protection on May 23, 2003, three classes of warrants were issued that allowed the holders to purchase the Company’s common stock in the future at stated exercise prices. The key financial elements of the warrants are as follows:

	Warrants Issued to Purchase Common Stock	Exercise Price Per Share	Expiration Date	Warrants Issued and Outstanding as of June 30, 2006
Class A Warrants	1,157,000	$13.85	May 23, 2004	—
Class B Warrants	700,000	$20.78	May 23, 2006	—
Class C Warrants	271,429	$27.70	May 23, 2006	—

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

There were no warrants exercised during the three-month and six-month periods ended June 30, 2006 and June 30, 2005.  All Class B and Class C warrants expired on May 23, 2006.

12.          Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

The Company’s 2006 income tax expense provision reflects the offsetting effects of income tax expenses incurred by its foreign subsidiaries. For the three-months and six-months ended June 30, 2006, the tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance due to the uncertainties of future taxable income consistent with management’s estimate at December 31, 2005. For the three-months and six-months ended June 30, 2005, the Company recorded a tax benefit related to its losses incurred.  The recording of this benefit was based on internal estimates of profitability for the year ended December 31, 2005, and accordingly, valuation allowances were not deemed necessary at that time.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation”).  This Interpretation prescribes the tax benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  The Interpretation is effective for the first interim or annual reporting period beginning after December 15, 2006.  The Company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated by the Company to assess its impact, if any.

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

Other Postretirement Benefits. The Company has a retirement plan covering both salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company funds the cost of health care and life insurance benefits in the year incurred.

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Components of the net periodic benefit cost:
Service Cost	—	$—	$289	$308
Interest Cost	286	570	260	400
Expected return on plan assets	(286)	(604)	—	—
Recognized (gain) loss	—	—	(21)	11
Net periodic benefit cost	$—	$(34)	$528	$719

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of the net periodic benefit cost:
Service Cost	—	$—	$578	$616
Interest Cost	572	855	520	696
Expected return on plan assets	(572)	(889)	—	—
Recognized (gain) loss	—	—	(42)	22
Net periodic benefit cost	$—	$(34)	$1,056	$1,334

Stock Purchase Plan.  In 2005, the Company adopted an employee stock purchase plan that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at a discounted price, based on the then-current market price of the Company’s common stock.  Effective January 1, 2006, eligible employees could purchase the Company’s common stock through the plan at a purchase price equal to 95% of the market price at the end of the quarter.  Employees were precluded from purchasing shares due to the delays in filing financial statements with the Securities and Exchange Commission and, therefore, no shares were purchased under this plan during the quarter ended June 30, 2006.

14.          Segment Information

The Company’s continuing operations are comprised of several product lines and operating locations.  The similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis.  Accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are North America, Europe and Australia/Asia.

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net Sales
North America	$79,275	$74,475	$160,578	$146,247
Europe	7,277	6,572	14,537	13,266
Australia / Asia	20,798	20,317	38,307	37,104
All other international	20,165	17,408	36,952	32,539
	$127,515	$118,772	$250,374	$229,156

	June 30, 2006	December 31, 2005
Identifiable Assets
North America	$37,539	$37,190
United States	1,437	1,347
Europe	8,375	8,714
Australia / Asia	10,947	16,074
All other international	$58,298	$63,325

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Gas equipment	$50,560	$45,569	$99,044	$88,034
Welding equipment	14,524	14,864	27,792	27,148
Arc accessories	35,747	34,041	69,557	64,458
Plasma power supplies, torches and consumable parts	17,174	16,352	34,461	32,406
Filler metal	9,510	7,946	19,520	17,110
	$127,515	$118,772	$250,374	$229,156

15.          Minority Interests

Minority shareholders held 10% of certain of the Company’s South African and Italian subsidiaries.   During the first quarter of 2006, the Company purchased the 10% minority interests in its two South African subsidiaries for approximately $3,954.  Goodwill of $1,899 was recorded in connection with applying purchase accounting to this transaction.

The shareholder agreements for a certain Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interest.  The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010.  The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement.  As of June 30, 2006, the maximum payment to satisfy the put option is $691 based on the formula in the agreement.

16.          Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability.  While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At June 30, 2006 the Company was a co-defendant in 1,186 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of June 30, 2006, 811 of these cases were pending in federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Between June 1, 2003 and June 30, 2006, the Company was dismissed from approximately 315 other cases with similar allegations.  Through June 30, 2006, the Company has made no payments or settlements to plaintiffs for these allegations.

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

The Company is currently in discussions with buyers for the potential sale of two of its non-core business units in South Africa.  No definitive agreement is in place at this time nor has the Company committed to a plan to dispose of these business units.  At this time, the Company is unable to determine if an impairment provision will be required pending a final decision by the Company on the disposal of these business units.

17.          Condensed Consolidating Financial Statements

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,513	$8,128	$—	$9,641
Accounts receivable, net	—	73,905	12,651	—	86,556
Inventories	—	97,422	19,360	—	116,782
Prepaid expenses and other	—	4,711	1,063	—	5,774
Assets held for sale	—	—	—	—	—
Current deferred tax assets	—	1,861	—	—	1,861
Total current assets	—	179,412	41,202	—	220,614
Property, plant and equipment, net	—	36,462	14,950	—	51,412
Goodwill	—	205,542	—	—	205,542
Intangibles, net	—	58,613	6,929	—	65,542
Other assets	3,799	2,748	339	—	6,886
Investment in and advances to subsidiaries	176,564	—	—	(176,564)	—
Total assets	$180,363	$482,777	$63,420	$(176,564)	$549,996

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$30,215	$6,157	$—	$36,372
Accrued and other liabilities	55	27,231	4,420	—	31,706
Accrued interest	6,905	615	15	—	7,535
Income taxes payable	—	2,359	24	—	2,383
Liabilities applicable to assets held for sale	—	—	—
Working capital and second-lien facility	—	28,747	—	—	28,747
Current maturities of long-term obligations	—	9,851	1,677	—	11,528
Total current liabilities	6,960	99,018	12,293	—	118,271
Long-term obligations, less current maturities	175,000	38,483	1,687	—	215,170
Deferred tax liabilities	—	55,013	(144)	—	54,869
Other long-term liabilities		44,658	136	—	44,794
Minority Interest	—	—	331	—	331
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	184,038	—	—	—	184,038
Retained earnings (accumulated deficit)	(72,240)	11,237	(35,528)	24,291	(72,240)
Accumulated other comprehensive income (loss)	4,630	(45,095)	5,728	39,367	4,630
Total shareholders’ equity (deficit)	116,561	(33,858)	(29,800)	63,658	116,561
Net equity and advances to / from subsidiaries	(118,158)	279,463	78,917	(240,222)	—

Total liabilities and shareholders’ equity (deficit)	$180,363	$482,777	$63,420	$(176,564)	$549,996

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,591	$5,848	$—	$12,439
Accounts receivable, net	—	64,123	12,326	—	76,449
Inventories	—	95,003	21,668	—	116,671
Prepaid expenses and other	—	6,533	1,175	—	7,708
Assets held for sale	—	—	28,323	—	28,323
Current deferred tax assets	—	1,861	—	—	1,861
Total current assets	—	174,111	69,340	—	243,451
Property, plant and equipment, net	—	40,267	15,175	—	55,442
Goodwill	—	203,643	—	—	203,643
Intangibles, net	—	58,543	7,506	—	66,049
Other assets	4,050	2,928	905	—	7,883
Investment in and advances to subsidiaries	174,021	—	—	(174,021)	—
Total assets	$178,071	$479,492	$92,926	$(174,021)	$576,468

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$33,590	$8,150	$—	$41,740
Accrued and other liabilities	—	28,653	4,214	—	32,867
Accrued interest	6,760	557	—	—	7,317
Income taxes payable	—	2,321	178	—	2,499
Liabilities applicable to assets held for sale	—	—	7,968	—	7,968
Working capital facility	—	31,796	—	—	31,796
Current maturities of long-term obligations	—	10,770	1,113	—	11,883
Total current liabilities	6,760	107,687	21,623	—	136,070
Long-term obligations, less current maturities	175,000	40,623	588	—	216,211
Deferred tax liabilities	—	56,172	(144)	—	56,028
Other long-term liabilities		40,514	1,478	—	41,992
Minority Interest	—	1,912	302	—	2,214
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,541	—	—	—	183,541
Retained earnings (accumulated deficit)	(65,571)	5,460	(32,759)	27,299	(65,571)
Accumulated other comprehensive income (loss)	5,850	(54,344)	19,257	35,087	5,850
Total shareholders’ equity (deficit)	123,953	(48,884)	(13,502)	62,386	123,953
Net equity and advances to / from subsidiaries	(127,642)	$281,468	82,581	(236,407)	—

Total liabilities and shareholders’ equity (deficit)	$178,071	$479,492	$92,926	$(174,021)	$576,468

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$127,882	$20,939	$(21,306)	$127,515
Cost of goods sold	—	94,191	18,726	(21,185)	91,732
Gross margin	—	33,691	2,213	(121)	35,783

Selling, general and administrative expenses	667	25,993	5,028	—	31,688
Amortization of intangibles	—	724	9	—	733
Net periodic postretirement benefits	—	528	—	—	528
Operating income (loss)	(667)	6,446	(2,824)	(121)	2,834
Other income (expense):
Interest, net	(4,195)	(2,104)	(228)	—	(6,527)
Amortization of deferred financing costs	(127)	(205)	—	—	(332)
Equity in net income (loss) of subsidiaries	(302)	—	—	302	—
Minority interest	—	(14)	—	—	(14)
Income (loss) from continuing operations before income tax provision and discontinued operations	(5,291)	4,123	(3,052)	181	(4,039)
Income tax provision	—	1,252	—	—	1,252
Income (loss) from continuing operations	(5,291)	2,871	(3,052)	181	(5,291)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	—	—	—
Net income (loss) applicable to common shares	$(5,291)	$2,871	$(3,052)	$181	$(5,291)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$253,804	$41,280	$(44,710)	$250,374
Cost of goods sold	—	186,463	36,726	(43,568)	179,621
Gross margin	—	67,341	4,554	(1,142)	70,753

Selling, general and administrative expenses	753	49,884	7,892	—	58,529
Amortization of intangibles	—	1,442	22	—	1,464
Net periodic postretirement benefits	—	1,056	—	—	1,056
Operating income (loss)	(753)	14,959	(3,360)	(1,142)	9,704
Other income (expense):
Interest, net	(8,285)	(4,175)	(584)	—	(13,044)
Amortization of deferred financing costs	(252)	(412)	—	—	(664)
Equity in net income (loss) of subsidiaries	2,621	—	—	(2,621)	—
Minority interest	—	(75)	—	—	(75)
Income (loss) from continuing operations before income tax provision and discontinued operations	(6,669)	10,297	(3,944)	(3,763)	(4,079)
Income tax provision	—	1,484	816	—	2,300
Income (loss) from continuing operations	(6,669)	8,813	(4,760)	(3,763)	(6,379)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	(290)	—	(290)
Net income (loss) applicable to common shares	$(6,669)	$8,813	$(5,050)	$(3,763)	$(6,669)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$121,900	$18,902	$(22,030)	$118,772
Cost of goods sold	—	93,328	15,831	(22,194)	86,965
Gross margin	—	28,572	3,071	164	31,807

Selling, general and administrative expenses	(75)	20,929	5,977	—	26,831
Amortization of intangibles	—	786	21	—	807
Net periodic postretirement benefits	—	645	—	—	645
Operating income (loss)	75	6,212	(2,927)	164	3,524
Other income (expense):
Interest, net	(3,934)	(1,639)	(367)	—	(5,940)
Amortization of deferred financing costs	(125)	(259)	—	—	(384)
Equity in net income (loss) of subsidiaries	3,048	—	—	(3,048)	—
Minority interest	—	(284)	—	—	(284)
Income (loss) from continuing operations before income tax provision and discontinued operations	(936)	4,030	(3,294)	(2,884)	(3,084)
Income tax provision	—	(2,081)	580	—	(1,501)
Income (loss) from continuing operations	(936)	6,111	(3,874)	(2,884)	(1,583)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	647	—	647
Net income (loss) applicable to common shares	$(936)	$6,111	$(3,227)	$(2,884)	$(936)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005

(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$235,157	$33,300	$(39,301)	$229,156
Cost of goods sold	—	175,000	27,536	(39,210)	163,326
Gross margin	—	60,157	5,764	(91)	65,830

Selling, general and administrative expenses	(75)	43,075	11,090	—	54,090
Amortization of intangibles	—	1,570	118	—	1,688
Net periodic postretirement benefits	—	1,186	—	—	1,186
Operating income (loss)	75	14,326	(5,444)	(91)	8,866
Other income (expense):
Interest, net	(7,705)	(3,086)	(589)	—	(11,380)
Amortization of deferred financing costs	(250)	(564)	—	—	(814)
Equity in net income (loss) of subsidiaries	6,208	—	—	(6,208)	—
Minority interest	—	(284)	(53)	—	(337)
Income (loss) from continuing operations before income tax provision and discontinued operations	(1,672)	10,392	(6,086)	(6,299)	(3,665)
Income tax provision	—	(1,555)	771	—	(784)
Income (loss) from continuing operations	(1,672)	11,947	(6,857)	(6,299)	(2,881)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	1,209	—	1,209
Net income (loss) applicable to common shares	$(1,672)	$11,947	$(5,648)	$(6,299)	$(1,672)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash used in operating activities	$(6,218)	$2,342	$(6,324)	$(999)	$(11,199)
Cash flows from investing activities:
Capital expenditures	$—	$(2,515)	$—	$—	$(2,515)
Proceeds from sales of assets	—	16,455	—	—	16,455
Acquisition of minority interest	—	(3,954)	—	—	(3,954)
Net cash provided by (used in) investing activities	$—	$9,986	$—	$—	$9,986
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	$—	$(5,281)	$1,142	$—	$(4,139)
Net repayments of other credit facilities	—	(330)	—	—	(330)
Changes in net equity and advances to / from subsidiaries	5,893	(12,773)	8,560	999	2,679
Financing fees and other	325	(264)	—	—	61
Net cash provided by (used in) financing activities	$6,218	$(18,648)	$9,702	$999	$(1,729)
Effect of exchange rate changes on cash and cash equivalents	$—	$1,242	$(1,098)	$—	$144
Net cash provided by (used in) continuing operations	$—	$(5,078)	$2,280	$—	$(2,798)

Cash flows from discontinued operations:
Net cash provided by operating activities	$—	$—	$594	$—	$594
Net cash used in investing activities	—	—	(849)	—	(849)
Net cash used in financing activities	—	—	(2,799)	—	(2,799)
Effect of exchange rate changes on cash and cash equivalents	—	—	(69)	—	(69)
Net cash provided by discontinued operations	$—	$—	$(3,123)	$—	$(3,123)

Total increase (decrease) in cash and cash equivalents	$—	$(5,078)	$(843)	$—	$(5,921)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562
Total cash and cash equivalents end of period	$—	$1,513	$8,128	$—	$9,641

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$202	$9,935	$(8,196)	$(7,352)	$(5,411)
Cash flows from investing activities:
Capital expenditures	$—	$(3,100)	$(1,270)	$—	$(4,370)
Proceeds from sales of assets	—	—	—	—	—
Investment in joint venture	—	(850)	—	—	(850)
Net cash used in investing activities	$—	$(3,950)	$(1,270)	$—	$(5,220)
Cash flows from financing activities:
Net borrowings under revolving credit facility	$—	$14,614	$523	$—	$15,137
Net borrowings (repayments) of other credit facilities	—	(991)	712	—	(279)
Changes in net equity and advances to / from subsidiaries	(202)	(19,522)	10,249	7,352	(2,123)
Financing fees and other	—	(106)	(1,602)	—	(1,708)
Net cash provided by (used in) financing activities	$(202)	$(6,005)	$9,882	$7,352	$11,027
Effect of exchange rate changes on cash and cash equivalents	$—	$(72)	$528	$—	$456
Net cash provided by (used in) continuing operations	$—	$(92)	$944	$—	$852

Cash flows from discontinued operations:
Net cash provided by operating activities	$—	$—	$3,928	$—	$3,928
Net cash used in investing activities	—	—	(1,218)	—	(1,218)
Net cash used in financing activities	—	—	(1,089)	—	(1,089)
Effect of exchange rate changes on cash and cash equivalents	—	—	860	—	860
Net cash provided by discontinued operations	$—	$—	$2,481	$—	$2,481

Total increase (decrease) in cash and cash equivalents	$—	$(92)	$3,425	$—	$3,333
Total cash and cash equivalents beginning of period	—	5,969	1,092	—	7,061
Total cash and cash equivalents end of period	$—	$5,877	$4,517	$—	$10,394

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, manufacture, market, sell and distribute welding and cutting power sources, torches, consumables and accessories globally.  We are a leading global supplier of these cutting and welding products. Our products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication, and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and we have well established and widely recognized brands.

Restatement of Consolidated Financial Statements

As more fully discussed in the Company’s 2005 Annual Report on Form 10-K and as set forth in Note 3 — Restatement of Consolidated Financial Statements to this Form 10-Q, the Company, in 2005, identified a series of adjustments that have resulted in the restatement of previously reported quarterly results for the first three quarters of 2005.   The information set forth in this Item 2 has been adjusted to present management’s discussion and analysis of financial condition and results of operations based on this restated information.

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

(f)                                    customers’ perceptions of our financial condition relative to that of our competitors, particularly in light of our emergence from Chapter 11 bankruptcy proceedings in May 2003 and delays in filing SEC reports;

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

(l)                                     unforeseen liabilities arising from litigation, including risks associated with product liability;

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

For a more complete discussion of factors that may affect future results, see the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net sales from continuing operations for the three months ended June 30, 2006 were $127.5 million, which was a 7.3% increase over net sales of $118.8 million for the same three months in 2005.  North American sales were $79.3 million for the second quarter of 2006, compared to $74.5 million for the same period last year, which is an increase of 6.4%.  International sales were $48.2 million for the three months ended June 30, 2006 compared to $44.3 million for the second quarter of 2005, or an increase of 8.8%.  Net sales for the three months ended June 30, 2006 increased approximately $6 million as a result of new product introductions, $3 million as a result of price increases and product growth particularly in the Americas.  These increases were offset by a decrease in net sales of approximately $1 million from the impact of foreign currency translation.  Net sales in the second quarter of 2006 were reduced by $4.9 million for rebates paid to customers compared to $3.5 million in the second quarter of 2005.  The increase in rebates result from increased sales volume to customers achieving volume levels providing higher rebate percentages.

Gross margin from continuing operations for the second quarter of 2006 was $35.8 million, or 28.1% of net sales, compared to $31.8 million, or 26.8% of net sales, for the same period in 2005.  Gross margin dollars increased approximately $6 million as a result of new product introductions, volume expansion, and price increases.  The gross margin increase was reduced with $1.4 million increased rebate costs.  The impact of cost increases from inflation of material costs and production supply cost increases were largely offset by cost savings from productivity initiatives of approximately $5 million.  The increase in material cost was attributable to higher prices for key raw materials such as copper and brass.  In addition, the effect of translating the local currency results of the Company’s international business units into U.S. dollars resulted in a decrease to gross margin of approximately $0.4 million.

Selling, general and administrative expenses (“SG&A”) were $31.7 million, or 24.9% of net sales, for the three months ended June 30, 2006 as compared to $26.8 million, or 22.6% of net sales, for the three months ended June 30, 2005.  The increase in SG&A is principally related to incremental costs associated with completion of the 2005 restated financial statements and first quarter 2006 financial statements, the consents obtained from bondholders in May 2006, and fees associated with strategic assessment of certain non-core operations.  The impact of inflation and increased marketing costs to promote new product introductions also contributed to the increase between years.

Interest expense for the three months ended June 30, 2006 was $6.5 million, which compares to $5.9 million for the three months ended June 30, 2005.  The difference results from an increase in our average borrowing rate.

An income tax provision of $1.3 million for continuing operations was recorded on pretax loss of $4.0 million for the three months ended June 30, 2006. An income tax benefit of $1.5 million for continuing operations was recorded on a pretax loss of $3.1 million for the quarter ended June 30, 2005. The income tax provision for 2006 reflects $2.8 million of current tax expense primarily related to income generated in certain foreign jurisdictions and an offsetting benefit of approximately $1.5 million for deferred tax reductions. For the three months ended June 30, 2005, the overall net income tax benefit resulted primarily from the estimated U.S. tax benefit related to the use of U.S. net operating losses to offset estimated 2005 net income. Due to the uncertainties of 2006 operating results, valuation allowances offset the benefit of U.S. net operating losses in the second quarter of 2006. The Company has engaged international tax planning specialists and anticipates that the estimated foreign tax expenses recognized in 2006 will ultimately be significantly reduced.

All locations reported as discontinued operations in prior periods were divested during the first quarter of 2006 and no results were reported for the second quarter of 2006. Income from discontinued operations was $0.6 million during the second quarter of 2005 for the operations that we divested in late 2005 and the first quarter of 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales from continuing operations for the six months ended June 30, 2006 were $250.4 million, which was a 9.3% increase over net sales of $229.2 million for the same six months in 2005.  North American sales were $160.6 million for the first half of 2006, compared to $146.2 million for the same period last year, which is an increase of 9.8%.  International sales were $89.8 million for the six months ended June 30, 2006 compared to $83.0 million for the first half of 2005, or an increase of 8.2%.  Net sales for the six months ended June 30, 2006 increased approximately $19 million as a result of increased demand and new product initiatives, $5 million as a result of price increases and was partially offset by a decrease in net sales of approximately $3 million as a result of the impact of foreign currency translation.  Net sales in the first six months of 2006 were reduced by $9.5 million for rebates paid to customers compared to $6.6 million in the second quarter of 2005.

Gross margin from continuing operations for the six months ended June 30, 2006 was $70.8 million, or 28.3% of net sales, compared to $65.8 million, or 28.7% of net sales, for the same period in 2005.  Gross margin dollars increased approximately $10 million through new product introductions, volume expansion, and price increases.  These increases to gross margin were partially offset by approximately $3 million increase in rebate costs. The impact of cost increases from inflation of material costs and production supply cost increases were largely offset by cost savings from productivity initiatives of approximately $8 million.    The overall increase in material cost was attributable to higher prices for key raw materials such as copper, brass and steel.  In addition, the effect of translating the local currency results of the Company’s international business units into U.S. dollars resulted in a decrease to gross margin of approximately $1 million.

Selling, general and administrative expenses (“SG&A”) were $58.5 million, or 23.3% of net sales, for the six months ended June 30, 2006 as compared to $54.1 million, or 23.6% of net sales, for the six months ended June 30, 2005.  The increase in SG&A is principally related to incremental costs incurred in the second quarter associated with completion of the 2005 restated and first quarter 2006 financial statements, the consents obtained from bondholders in May 2006, and fees associated with strategic assessment of certain non-core operations.  The impact of inflation and increased marketing costs to promote new product introductions also contributed to the increase between years.

Interest expense for the six months ended June 30, 2006 was $13.0 million, which compares to $11.4 million for the six months ended June 30, 2005.  The difference results from an overall increase in our average borrowing rate.

An income tax provision of $2.3 million was recorded on the pretax loss of $4.1 million from continuing operations for the six months ended June 30, 2006.  An income tax benefit of $0.8 million was recorded on a pretax loss of $3.7 million from continuing operations for the same period in 2005.  The income tax provision for 2006 primarily relates to income generated in certain foreign jurisdictions offset by a benefit for deferred tax reductions.  Valuation allowances offset the tax benefit of U.S. net operating losses in 2006.  The income tax benefit recorded in 2005 relates primarily to the estimated tax benefit related to net operating losses based on estimates of 2005 net income, which did not recur in 2006.  As noted previously, international tax planning work currently in process is expected to significantly reduce the 2006 foreign tax expenses.

Discontinued operations reported a loss of $0.3 million for the six months ended June 30, 2006 compared to net income of $1.2 million for the six months ended June 30, 2005.  These operations were divested during the first quarter of 2006 which reduced their financial statement impact in comparison to the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities from continuing operations used $11.2 million of cash during the first six months of 2006, compared to the $5.4 million of cash used during the same time period in 2005. This includes the change in operating assets and liabilities which used $13.3 million of cash during the six months ended June 30, 2006, compared to the $14.6 million of cash used in the six months ended June 30, 2005.  The changes in operating assets and liabilities included an accounts receivable increase of $9.6 million during the six months ended June 30, 2006, compared to the $9.4 million increase during the same period in 2005. The increases in receivables primarily arise from the effect of increased sales.  Inventory provided $0.1 million of cash through the first six months of 2006, as compared to a $7.3 million use of cash in the same six month period last year.  As a result of improved inventory management, inventory used less cash in 2006 despite the higher sales volumes for 2006.    Accounts payable declined, using $6.6 million of cash in the first six months of 2006, which compares to the cash provided from an increase in payables of $8.0 million in the first six months of 2005.  During 2006, the decrease in accounts payable resulted from normal payment activities and timing differences.  Accrued liabilities declined, using $0.9 million of cash in the first six months of 2006 compared to a $2.2 million use of cash in the first six months of 2005.  Cash used in the first half of 2006 and 2005 related to accrued liabilities for rebate and incentive compensation payments.

Investing activities of continuing operations provided $10.0 million of cash for the first six months of 2006 compared to a net cash usage of $5.2 million for the first six months of 2005.  The 2006 cash flow primarily resulted from the sale of certain discontinued operations as partially reduced for the Company’s purchase of certain minority interests and capital expenditures.  Capital expenditures were $2.5 million during the first six months of 2006 represented a decrease of $1.9 million from last year primarily due to the timing of capital expenditures.

Financing activities of continuing operations used $1.8 million of cash during the first six months of 2006 compared to the $11.0 million of cash provided during the same period last year.  For the six months ended June 30, 2006, there was $4.1 million of net repayments of indebtedness and $2.7 million received from discontinued operations.  For the same period in 2005, the Company had net borrowings of $15.1 million with $2.1 million of advances to discontinued operations.  The net repayments in 2006 resulted from proceeds from the sale of certain subsidiaries.  The net borrowings in first half of 2005 were used primarily to fund working capital requirements and to fund the semi-annual payment on the Senior Subordinated Notes made in February 2005.

Liquidity

We expect that our operating cash flow, together with borrowings under our revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and our debt service requirements.  However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic and competitive factors.  Also, see Note 9- Debt and Capital Lease Obligations to the condensed consolidated financial statements.

The Company borrows under the Credit Agreement which consists of a Term Loan and a revolving credit facility (the “Revolver”) as described in Note 9 — Debt and Capital Lease Obligations to the condensed consolidated financial statements.  The Term Loan was repaid in July 2006.  On July 21, 2006, the Company obtained a limited waiver and amended its Credit Agreement to (1) modify the maximum leverage ratio to 5.75 through June 30, 2007, with scheduled decreases thereafter, (ii) modify the minimum fixed charge coverage ratio to 1.0 through June 30, 2007 and 1.10 thereafter, and (iii) establish a minimum availability requirement of $5 million. In October 2006, the Company amended its Credit Agreement to modify the maximum leverage ratio to 5.95 for the third quarter of 2006.

We increased the borrowings under the Second Lien Facility by an additional $20.0 million in July 2006. Approximately $7 million was used to repay the Term Loan and the remainder is available for general corporate purposes.  The Company also amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, and (ii) extend the pre-payment penalty date to October 31, 2007. The Second-Lien Facility is described in Note 9 — Debt and Capital Lease Obligations to the condensed consolidated financial statements.

In May 2006, we amended the Indenture for the $175,000 Senior Subordinated Notes to, among other things, extend the date by which we must file with the Securities and Exchange Commission our Annual Report on Form 10-K for the year ended December 31, 2005 and any other reports then due, and obtain a waiver for the default resulting from our failure to timely file the 2005 Annual Report. In consideration for the amendment, we paid noteholders who consented to the amendment a consent fee of $2.50 for each $1,000 in principal amount of notes. The amendment also requires us, subject to certain conditions, to annually use our excess cash flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the notes pursuant to which we will offer to repurchase outstanding notes at a purchase price of 101% of their principal amount.  As of July 31, 2006, the Company obtained from holders consent to amend the Indenture governing the Notes and waiving existing defaults under that Indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the Securities and Exchange Commission. The amendments also allow the Company to extend the time within which the Company must file its second quarter 2006 Form 10-Q to no later than December 17, 2006. The amendment provided for cash consent fees of $3.75 for each $1,000 in principal amount of notes if the Company fails to file its second quarter 2006 Form 10-Q by September 16, 2006, an additional fee of $3.75 for each $1,000 in principal amount of notes if the report is not filed by October 16, 2006, and an additional fee of $5.00 for each $1,000 in principal amount of notes if the form is not filed by November 16, 2006.  The payments for both September 2006 and October 2006 were made. The Indenture was also amended to provide for the payment of additional special interest on the Notes, initially at a rate of 1.25% per annum, subject to adjustment. These Notes are described more fully in Note 9 — Debt and Capital Lease Obligations to the condensed consolidated financial statements.

In 2006, we anticipate our capital expenditures will be approximately $10 million.  In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.6 million and $1.7 million, respectively. We expect our operating cash flow, together with available borrowings under the revolving credit facility, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements of the Credit Agreement and Second-Lien Facility, the Senior Subordinated Notes and our other long-term obligations for 2006. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, competitive and other business factors.

We expect to remain in compliance with the financial covenants by achieving our financial plan, which includes realizing sales of new products to be introduced, price increases for existing products, and successfully implementing certain cost reduction initiatives including our global continuous improvement program referred to as TCP and our program for foreign sourcing of manufacturing.  If we are not successful in achieving our financial plan, we may not be in compliance with the revised financial covenants and we would seek an amendment to the Credit Agreement and the Second-Lien Facility. Although we believe that we could obtain such an amendment, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on our financial condition. While not necessary for achieving compliance during 2006, we are also pursuing the sale of one non-core business unit to generate additional liquidity.

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

Copper, brass and steel constitute a significant portion of our raw material costs.  These commodities are subject to price fluctuations which we may not be able to pass onto our customers.  We continually monitor the trends in such price fluctuations and adjust our prices, where possible, based on the current market conditions.

In order to manage interest costs, we enter into an interest rate swap arrangements from time to time.  Interest rate risk management agreements are not held or issued for speculative or trading purposes.

We believe there has been no material change in our exposure to risks associated with fluctuations in interest, commodity price risk, and foreign currency exchange rates discussed in our 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC.  Internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of published financial statements.

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

As of June 30, 2006, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were not effective because of the continued existence of material weaknesses described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Management’s Report”).  In summary, the Management Report as of December 31, 2005 described material weaknesses in the financial statement close process, foreign currency accounting, income tax accounting, oversight and monitoring of certain international locations, and the reconciliation of intercompany account balances.

Given that we had material weaknesses, we performed additional procedures to reasonably insure that the condensed consolidated financial statements are fairly presented. In completing our June 30, 2006 financial statements and related disclosures, we engaged several accounting firms and systems contractors to assist us in addressing the implications of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005. We performed additional analyses of the reasonableness of recorded amounts, particularly allowances, accruals and fresh start accounting eliminations as of June 30, 2006 in recognition of the weaknesses in our financial statement close process. With the assistance of the accounting firms and contractors, we have conducted additional reviews of our foreign currency accounting and related inter-company accounting as a result of the foreign currency accounting weaknesses described as of December 31, 2005. To assist in addressing the weakness in income tax accounting, we utilized tax and accounting specialists from a major international accounting firm to assist us in determining the income tax provision and liability accounts as of June 30, 2006. In our oversight and monitoring of the two international locations which have given rise to accounting adjustments in the past, we have placed new financial management at one location during 2005 and for the other in early 2006, which expanded our financial monitoring and review procedures. In addition, four of our international locations have been sold since December 2005 which has reduced the number of locations which must be monitored. In recognition of the weaknesses in inter-company account balances, we have assigned additional personnel to ensure inter-company account balances were properly reconciled relative at June 30, 2006. Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, the Company identified material weaknesses in our internal control over financial reporting at December 31, 2005.  These material weaknesses are described more fully in the Management Report in our Annual Report on Form 10-K for the year ended December 31, 2005.  The Company is in the process of making numerous process changes in the areas noted above to establish effective internal controls and eliminate the material weaknesses.   These process changes include a combination of expanded use of computer system capabilities, improved timeliness and accuracy of account reconciliation and review procedures, and staffing changes.  Since August 1, 2006, the Company has hired a new Chief Financial Officer, Controller, Director of Accounting, and Director of Tax who are guiding the design and implementation of new procedures and staffing assignments.  We expect to have made all process improvements necessary to remediate the material weaknesses and have them operational during 2006.  It is unclear whether there will be a sufficient period of time to adequately test remediation of these material weaknesses pursuant to the standards established in section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006.  For a more complete discussion of our remediation activities, see the Management Report in our Annual Report on form 10-K for the year ended December 31, 2005.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability.  While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At June 30, 2006 the Company was a co-defendant in 1,186 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding consumables. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of June 30, 2006, 811 of these cases were pending in federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Between June 1, 2003 and June 30, 2006, the Company was dismissed from approximately 315 other cases with similar allegations. Through June 30, 2006, the Company has made no payments or settlements to plaintiffs for these allegations.

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

Item 5.  Other Information

The Company’s Board of Directors have approved the amended and restated Company Bylaws to be effective November 15, 2006.  A copy of the Amended and Restated Bylaws is included as Exhibit 3.1 hereto and incorporated herein.  The amendments clarify certain ambiguities, remove references to the Company’s 2003 reorganization under Chapter 11 of the Bankruptcy Code, and provide for electronic notice of meetings of stockholders and directors who consent to such form of notice.  The amendments also provide for advance notice and other procedures that must be followed by stockholders in order to properly bring business before an annual meeting of stockholders and limit eligibility for election as directors of the Company to persons who have been nominated by or at the direction of the Board of Directors or by a stockholder who provides advance notice of the nomination to the Company and follows the procedures set forth in the Bylaws.  The amendments also provide that special meetings of stockholders may be called only by the Board of Directors.

Item 6.  Exhibits

3.1                                 Amended and Restated Bylaws of the Company dated as of November 15, 2006

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

THERMADYNE HOLDINGS CORPORATION

	By:	/s/ Steven A. Schumm
Steven A. Schumm
Executive Vice President Chief Financial Officer
Principal Financial Officer

Date: November 8, 2006