Form 10-Q
period 2006-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2006-11-15
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Yes ☒    No ☐

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 13, 2006 was 13,329,702.

THERMADYNE HOLDINGS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,258	$12,439
Accounts receivable, less allowance for doubtful accounts of $2,924 and $2,746, respectively	91,015	76,449
Inventories	115,466	116,671
Prepaid expenses and other	6,714	7,708
Deferred tax assets	1,861	1,861
Assets held for sale	—	28,323
Total current assets	226,314	243,451
Property, plant and equipment, net	51,497	55,442
Goodwill	205,542	203,643
Intangibles, net	64,632	66,049
Other assets	7,238	7,883
Total assets	$555,223	$576,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Working capital facility	$25,155	$31,796
Current maturities of long-term obligations	11,354	11,883
Accounts payable	36,396	41,740
Accrued and other liabilities	35,490	32,867
Accrued interest	3,487	7,317
Income taxes payable	4,326	2,499
Liabilities applicable to assets held for sale	—	7,968
Total current liabilities	116,208	136,070
Long-term obligations, less current maturities	230,090	216,211
Deferred tax liabilities	53,913	56,028
Other long-term liabilities	42,245	41,992
Minority interest	367	2,214
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized - 25,000,000 shares
Issued and Outstanding - 13,329,702 shares at September 30, 2006 and 13,318,158 shares at December 31, 2005	133	133
Additional paid-in capital	185,089	183,541
Accumulated deficit	(77,980)	(65,571)
Accumulated other comprehensive income	5,158	5,850
Total shareholders’ equity	112,400	123,953
Total liabilities and shareholders’ equity	$555,223	$576,468

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net sales	$127,287	$117,936	$377,661	$347,092
Cost of goods sold	90,291	83,923	269,912	247,249
Gross margin	36,996	34,013	107,749	99,843

Selling, general and administrative expenses	32,016	26,943	90,545	81,033
Amortization of intangibles	733	794	2,197	2,482
Net periodic postretirement benefits	528	592	1,584	1,778
Operating income	3,719	5,684	13,423	14,550
Other expenses:
Interest	(7,085)	(6,318)	(20,129)	(17,698)
Amortization of deferred financing costs	(329)	(327)	(993)	(1,141)
Minority interest	(21)	(207)	(96)	(544)
Loss from continuing operations before income tax provision and discontinued operations	(3,716)	(1,168)	(7,795)	(4,833)
Income tax provision	2,024	3,914	4,324	3,130
Loss from continuing operations	(5,740)	(5,082)	(12,119)	(7,963)
Income (loss) from discontinued operations, net of tax	—	176	(290)	1,385
Net loss	$(5,740)	$(4,906)	$(12,409)	$(6,578)

Basic and diluted income (loss) per share:
Continuing operations	$(0.43)	$(0.38)	$(0.91)	$(0.60)
Discontinued operations	—	0.01	(0.02)	$0.10
Net loss	$(0.43)	$(0.37)	$(0.93)	$(0.50)

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
Cash flows from continuing operations
Cash flows from operating activities:
Net loss	$(12,409)	$(6,578)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income (loss) from discontinued operations	290	(1,385)
Minority interest	96	544
Depreciation and amortization	13,244	15,487
Deferred taxes	(2,115)	(493)
Loss on disposal of assets		934
Changes in operating assets and liabilities	(18,757)	(21,528)
Net cash used in operating activities	(19,651)	(13,019)
Cash flows from investing activities:
Capital expenditures	(4,731)	(6,123)
Proceeds from sales of assets	16,455	—
Purchase of miniority interest	(3,954)	—
Investment in joint venture	—	(700)
Net cash provided by (used in) investing activities	7,770	(6,823)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(8,467)	24,045
Net borrowings (repayments) under other credit facilities	15,074	(1,668)
Advances from (to) from discontinued operations	2,679	(2,662)
Other, net	1,112	(1,185)
Net cash provided by financing activities	10,398	18,530
Effect of exchange rate changes on cash and cash equivalents	302	964
Net cash used in continuing operations	$(1,181)	$(348)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	$594	$839
Net cash used in investing activities	(849)	(2,308)
Net cash provided by (used in) financing activities	(2,799)	1,886
Effect of exchange rates on cash and cash equivalents	(69)	786
Net cash provided by (used in) discontinued operation	$(3,123)	$1,203

Total increase (decrease) in cash and cash equivalents	$(4,304)	$855
Total cash and cash equivalents beginning of period	15,562	7,061
Total cash and cash equivalents end of period	$11,258	$7,916
Continuing operations
Cash and cash equivalents beginning of period	$12,439	$6,033
Net cash used in. continuing operations	(1,181)	(348)
Cash and cash equivalents end of period	$11,258	$5,685
Discontinued operations
Cash and cash equivalents beginning of period	$3,123	$1,028
Net cash provided by (used in) discontinued operations	(3,123)	1,203
Cash and cash equivalents end of period	$—	$2,231

Income taxes paid	$4,481	$6,070
Interest paid	$22,880	$22,278

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

The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The combined results of operations of the Company for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

The following table provides the activity in the warranty accrual for the nine months ended September 30, 2006 and 2005:

	Balance at			Balance at
	Beginning of			End of
Product warranty accrual:	Period	Provision	Payments	Period

Nine months ended September 30, 2006	$3,007	$2,203	$(2,212)	$2,998
Nine months ended September 30, 2005	$3,048	$1,689	$(1,899)	$2,838

Derivative Instruments. The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (“SFAS No. 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company does not use derivative instruments for trading or speculative purposes.  SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, will amend SFAS No. 133 for instruments acquired by the Company after December 31, 2006.  See Note 6 - Recent Accounting Pronouncements.

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

3.                                      Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended September 30,
	2006	2005
		(Restated)
Numerator:
Income (loss) :
Continuing operations	$(5,740)	$(5,082)
Discontinued operations	—	176
Net loss	$(5,740)	$(4,906)

Denominator:
Weighted average shares for basic and diluted earnings per share	13,330	13,314

Basic and diluted income (loss) per share amounts:
Continuing operations	$(0.43)	$(0.38)
Discontinued operations	—	0.01
Net loss	$(0.43)	$(0.37)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
Numerator:
Income (loss) :
Continuing operations	$(12,119)	$(7,963)
Discontinued operations	(290)	1,385
Net loss	$(12,409)	$(6,578)

Denominator:
Weighted average shares for basic and diluted earnings per share	13,328	13,314

Basic and diluted income (loss) per share amounts:
Continuing operations	$(0.91)	$(0.60)
Discontinued operations	(0.02)	$0.10
Net loss	$(0.93)	$(0.50)

The effects of options and warrants have not been considered in the determination of net income (loss) per share for the three months and nine months ended September 30, 2006 and 2005, because the result would be antidilutive.  Options not included in the calculation for the three months and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock Options	1,310,313	1,045,725	1,310,313	1,045,725

All Class B and Class C warrants that were outstanding at December 31, 2005 expired on May 23, 2006.   There were no warrants exercised during the three months or nine months ended September 30, 2006 and September 30, 2005.

4.             Stock-Based Compensation.

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company recorded compensation cost of $303 and $703 as selling, general and administrative expense for the three month and nine month periods ended September 30, 2006.

As of September 30, 2006, 1,310,313 options to purchase shares were issued and outstanding under the Directors’ Plan, the Stock Incentive Plan and other specific agreements.

The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended September 30, 2006:

Weighted average fair value	$4.96

Assumptions used:
Expected dividend yield	0.00%
Expected volatility	41.50%
Risk-free interest rate	4.53%
Expected life	6 years

Changes in stock options during the nine months ended September 30, 2006, are as follows:

	Shares Under Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	923,266	$12.84
Granted	467,575	$14.16
Exercised	(4,412)	$16.06
Cancelled or expired	(76,116)	$13.07
Options outstanding at September 30, 2006	1,310,313	$13.30

Options exercisable at September 30, 2006	664,488	$12.79

For the three month and nine month periods ended September 30, 2005, in accordance with the modified prospective transition method, our condensed consolidated financial statements do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized for the three month and nine month periods ended September 30, 2005, because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net loss and loss per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Restated)	(Restated)
Loss from continuing operations	$(5,082)	$(7,963)
Add: Stock-based compensation costs, net of tax, included in income from continuing operations as reported	—	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(441)	(1,072)
Pro forma loss from continuing operations	$(5,523)	$(9,035)

Basic and diluted loss from continuing operations per share
As reported	$(0.38)	$(0.60)
Pro forma	$(0.41)	$(0.68)

At September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $3,491 to be recognized through September 30, 2009 with a weighted average expense period of approximately 2.7 years.

5.                                      Restatement of Consolidated Financial Statements

As discussed in the Company’s 2005 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of 2005.  In summary, the adjustments are grouped in the following categories (a) the income tax provision and related current and deferred income tax liabilities primarily associated with tax implications of the Company’s fresh-start accounting and reassessment of state income tax liabilities, (b) the recognition of foreign currency gains and losses in connection with transactions with our international subsidiaries and (c) various items relating to accounting performed by our international business units including accounting for minority interest in certain international subsidiaries and the accurate and timely recognition of costs, inventory valuations and customer discounts.

These adjustments have been reflected in the accompanying consolidated interim financial statements for the prior year. The Company’s previously reported consolidated net income for the three months ended September 30, 2005 increased by $2.5 million to a loss of $4.9 million and the previously reported consolidated net income for the nine months ended September 30, 2005 increased by $1.5 million to a loss of $6.6 million.  The changes were primarily as a result of the adjustment to the tax provision associated with the change in deferred tax liabilities related to book-tax differences recorded in connection with fresh-start accounting and other accounting adjustments referred to above. In addition, as a result of certain of these adjustments, the Company’s statement of cash flows for the nine months ended September 30, 2005 has been restated.

The following tables summarize the effects of the adjustments on the consolidated statements of operations for the three month and nine month periods ended September 30, 2005.

Consolidated Statement of Operations:

	Three Months Ended September 30, 2005
	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Continuing Operations
Net sales	$117,843	$93	$117,936
Gross margin	34,180	(167)	34,013
Operating income	4,549	1,135	5,684

Income (loss) :
Continuing operations	$(7,551)	$2,469	$(5,082)
Discontinued operations	176	—	176
Net income	$(7,375)	$2,469	$(4,906)

Basic and diluted income (loss) per share (1):
Continuing operations	$(0.57)	$0.19	$(0.38)
Discontinued operations	0.02	(0.01)	0.01
Net income (loss)	$(0.55)	$0.18	$(0.37)

	Nine Months Ended September 30, 2005
	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Continuing Operations
Net sales	$346,814	$278	$347,092
Gross margin	98,278	1,115	99,393
Operating income	13,398	1,152	14,550

Income (loss):
Continuing operations	$(9,465)	$1,502	$(7,963)
Discontinued operations	1,384	1	1,385
Net income	$(8,081)	$1,503	$(6,578)

Basic and diluted income (loss) per share (1):
Continuing operations	$(0.71)	$0.11	$(0.60)
Discontinued operations	0.10	0.00	0.11
Net loss	$(0.61)	$0.11	$(0.49)

(1) Amounts for “As Originally Reported” have been adjusted for the Company’s discontinued operations as described in Note 7 – Discontinued Operations to the condensed consolidated financial statements.

The following table summarizes the effects of the adjustments on the consolidated statements of cash flows for the nine month period ended September 30, 2005.

Consolidated Statement of Cash Flows from Continuing Operations:

	Nine Months Ended September 30, 2005
	As Originally Reported (1)	Adjustments Increase (Decrease)	As Restated
Continuing Operations:
Net cash flows used in operating activities	$12,063	$956	$13,019
Net cash flows used in investing activities	$6,823	$—	$6,823
Net cash flows provided by financing activities	$19,745	$(1,215)	$18,530
Effect of exchange rate on cash and cash equivalents	$(895)	$1,859	$964
Cash and cash equivalents December 31, 2004	$6,650	$411	$7,061
Cash and cash equivalents September 30, 2005	$7,817	$99	$7,916

(1) Amounts for “As Originally Reported” have been adjusted for the Company’s discontinued operations as described in Note 7 – Discontinued Operations to the condensed consolidated financial statements.

6.                                      Recent Accounting Pronouncements

Effects of Prior Year Misstatements.  In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2007 annual consolidated financial statements. The impact of SAB No. 108 on the financial condition, results of operations, cash flows or disclosures has not been determined.

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of SFAS No. 157 on the financial condition, results of operations, cash flows or disclosures has not been determined.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  The FASB also issued in September 2006 SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No.158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008.  The impact of SFAS No.158 on the financial condition, results of operations, cash flows or disclosures has not been determined.

Sales Taxes.  In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).  The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. Companies reporting on a gross basis should report the amount of those taxes recognized in their interim and annual financial statements, if significant.  EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-03 will not have a material effect on the Company’s financial statement presentation which currently reflects sales taxes collected on a net basis.

Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“the Interpretation”).  The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  The Interpretation is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated by the Company to assess its impact, if any.

Derivatives.  In February 2006, the FASB issued SFAS No. 155 which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event occurring after December 31, 2006. The Company plans to adopt SFAS No. 155 effective January 1, 2007 and does not expect the adoption to have a material impact on our financial statements.

7.                                      Discontinued Operations

On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”).  The net cash proceeds from the sale of GenSet of $4,797 were used to repay a portion of the Company’s working capital facility during the first quarter of 2006.  In addition, the buyer assumed approximately $7,571 of debt owed to local Italian lenders.

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”).  At December 31, 2005, Soltec and Metalservice met the criteria of held for sale and as such, the assets and liabilities of Soltec and Metalservice were classified as held for sale, and the results of operations were presented as discontinued operations.  Net cash proceeds of approximately $6,420, less $1,536 held by the government of Chile, from the sale of the Soltec and Metalservice interests were used to repay a portion of the Company’s working capital facility during the first quarter of 2006.  Income from operations for Soltec and Metalservice for the period beginning January 1, 2006 through the date of the sale on January 2, 2006 was not material and has not been separately presented.

On March 9, 2006, the Company completed the disposition of Unique Welding Alloys Rustenburg (Proprietary) Ltd., d/b/a Thermadyne Plant Rental South Africa (“Plant Rental”), to the former minority shareholder.  This transaction was effective January 1, 2006.  At December 31, 2005, the aforementioned Plant Rental operations met the criteria of held for sale and as such, the assets and liabilities were classified as held for sale and the results of operations were presented as discontinued operations.  The Company realized net cash proceeds of approximately $4,031 from the transaction in the first quarter of 2006 and used $3,954 to purchase all shares held by the minority shareholder of Thermadyne South Africa (Proprietary) Ltd., d/b/a Unique Welding Alloys, and all shares held by the minority shareholder of Maxweld & Braze (Proprietary) Ltd.  The minority interest purchases were effective March 9, 2006.

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

The tables below sets forth certain information related to GenSet, Soltec and Metalservice, Plant Rental, and TecMo operations included in discontinued operations for the three month and nine month periods ended September 30, 2005 and the nine month period ended September 30, 2006:

	Three Months Ended September 30, 2005
	GenSet	Soltec & Metalservice	Plant Rental	TecMo
Net sales	$6,525	$2,262	$2,211	$2,427
Operating expenses	7,531	2,011	1,373	1,931
Other expenses	67	—	15	8
Income tax provision (benefit)	(199)	45	248	219
Net income (loss) from discontinued operations	$(874)	$206	$575	$269

	Nine Months Ended September 30, 2005
	GenSet	Soltec & Metalservice	Plant Rental	TecMo
Net sales	$25,791	$5,874	$6,425	$7,477
Operating expenses	26,875	5,020	5,014	5,946
Other expenses	237	—	54	22
Income tax provision	(179)	148	407	639
Net income (loss) from discontinued operations	$(1,142)	$706	$950	$870

	Nine Months Ended September 30, 2006
	GenSet	Soltec & Metalservice	Plant Rental	TecMo
Net sales	$—	$—	$—	$2,774
Operating expenses	—	—	—	2,135
Other income	—	—	—	2
Impairment loss	—	—	—	663
Income tax provision	—	—	—	268
Net loss from discontinued operations	$—	$—	$—	$(290)

Selected balance sheet items for the discontinued operations classified as held for sale as of December 31, 2005 are as follows:

	December 31, 2005
	Soltec & Metalservice	Plant Rental	TecMo
Cash	$1,206	$1,532	$385
Accounts receivable	2,887	2,862	3,379
Inventories	2,244	—	2,188
Property and equipment, net	671	2,122	1,188
Goodwill and other intangible assets	2,183	688	4,158
Other assets	282	—	348
	$9,473	$7,204	$11,646

Accounts payable and other liabilities	$1,441	$2,714	$3,813

The Company is currently in discussions with buyers for the potential sale of its business units in South Africa.  No definitive agreement is in place at this time nor has the Company committed to a plan to dispose of these business units.  At this time, the Company is unable to determine if an impairment provision will be required pending a final decision by the Company on the disposal of these business units.

8.                                      Inventories

The composition of inventories was as follows:

	September 30, 2006	December 31, 2005

Raw materials	$25,348	$19,524
Work-in-process	30,717	32,788
Finished goods	68,425	69,542
	124,490	121,854
LIFO reserve	(9,024)	(5,183)
	$115,466	$116,671

9.                                      Intangible Assets

The composition of intangibles was as follows:

	September 30, 2006	December 31, 2005

Goodwill	$205,542	$203,643
Patents and customer relationships	38,929	37,984
Trademarks	33,403	33,403
	277,874	275,030
Accumulated amortization	(7,700)	(5,338)
	$270,174	$269,692

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The impairment analysis is completed on a consolidated enterprise level.  Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value.  Significant judgments and estimates about future conditions are used to estimate future cash flows.  Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates.   As discussed in Note 7 – Discontinued Operations to the consolidated financial statements, other adjustments have been made to the September 30, 2006 and December 31, 2005 carrying value of goodwill as it relates to the Company’s discontinued operations.

The changes in the carrying amount of goodwill were as follows:

Carrying Amount
of Goodwill

Balance as of December 31, 2005	$203,643
Minority interest purchase	1,899
Balance as of September 30, 2006	$205,542

Amortization of intangibles with identifiable lives amounted to $733 and $2,197 of expense for the three and nine month periods ended September 30, 2006, respectively, and to $794 and $2,482 of expense for the three and nine month periods ended September 30, 2005, respectively.

10.                               Comprehensive Loss

Comprehensive loss for the three and nine month periods ended September 30, 2006 and September 30, 2005, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net loss	$(5,740)	$(4,906)	$(12,409)	$(6,578)
Foreign currency translation	528	1,909	(692)	(3,480)
Comprehensive loss	$(5,212)	$(2,997)	$(13,101)	$(10,058)

11.                               Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	September 30,	December 31,
	2006	2005

Working Capital Facility	$25,155	$31,796
Second-Lien Facility	50,000	30,000
Term Loan	—	7,598
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	16,444	15,495
	266,599	259,889
Current maturities and working capital facility	(36,509)	(43,678)
	$230,090	$216,211

Credit Agreement

The Company and its U.S. subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $9,250 term loan which was repaid in July 2006 (the “term Loan”) and a $70,000 revolving loan commitment (the “Revolver”).  Up to $25,000 of the Revolver is available for letters of credit and $14,089 of letters of credit were outstanding as of September 30, 2006. Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves.  Unused availability was $24,496 as of September 30, 2006.  The Revolver terminates on November 22, 2009.

Borrowings under the Revolver accrue interest, at the Company’s option, at LIBOR (5.37% as of September 30, 2006) plus 2.25% or the prime rate (8.25% as of September 30, 2006) plus 0.5% on the Revolver, and LIBOR plus 2.50% or the prime rate plus 0.75% on the Term Loan.  All of these percentages are subject to an interest rate grid and will decline if certain conditions are met.  Unused portions of the Revolver are charged 50 basis points.  The Credit Agreement is secured by substantially all of the assets of the Company’s subsidiaries in the U.S., Canada, the United Kingdom, and Australia, together with a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to non-U.S. subsidiaries.  The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and maximum leverage ratios relative to (“EBITDA”), as defined by the Credit Agreement.

In July 2006, the Credit Agreement was amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 point reduction per quarter thereafter until the coverage ratio reaches 4.00, and (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and thereafter and (iii) establish a minimum availability requirement of $5 million.  In October 2006, the Company amended its Credit Agreement to modify the maximum leverage ratio to 5.95 for the third quarter of 2006.

Second-Lien Facility

The Company and its U.S. subsidiaries became borrowers under a Second-Lien Term Loan facility (the “Second-Lien Facility”) which was entered into on July 29, 2004.  The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company.  The Second-Lien Facility accrues interest at the Company’s option, at LIBOR (5.37% as of September 30, 2006) plus 4.50%, or an alternative base rate of the greater of (a) the Prime Rate or (b) the federal funds rate plus one half of 1.00% plus 3.50%.  The Second-Lien Facility, which matures on November 7, 2008, restricts the amount of long-term debt the Company may incur and has other customary provisions including financial and non-financial covenants.  On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings to $50,000.  The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver.

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

In August 2006, the Company obtained consent to amend the indenture governing Senior Subordinated Notes and waiving existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the SEC.  The amendments extended the time for filing these reports to August 21, 2006 and permitted the Company to extend the time to file its second quarter 2006 Form 10-Q to no later than December 17, 2006, for additional fees that could aggregate to $2.2 million, of which $1.4 million was paid.  The indenture was amended to provide for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum.  The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0.  The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0.

The Notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100% of the principal amount thereof.

Parent Company Financial Information

Borrowings under the Company’s Credit Agreement are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, certain of Industries’ other domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada.  The Credit Agreement contains restrictions that limit Industries’ ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation.  At September 30, 2006 and December 31, 2005, the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries and the only liabilities were the $175,000 of Senior Subordinated Notes.  As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

12.                               Derivative Instruments

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates.  Under the terms of the interest rate swap contract, which has a notional amount of $50,000, the Company receives interest at a fixed rate of 9¼% and pays interest at a variable rate equal to LIBOR (5.37% as of September 30, 2006), plus a spread of 442 basis points.  The six-month LIBOR rate on each semi-annual reset date determines the variable portion of the interest rate swap.  The six-month LIBOR, rate for each semi-annual reset date is determined in arrears.

The Company has designated the interest rate swap as a fair value hedge of its fixed rate debt.  The terms of the interest rate swap contract and hedged item meet the criteria to be measured using the short-cut method defined in SFAS No. 133 and therefore perfect effectiveness is assumed over the term of the swap.

In accordance with SFAS No. 133, as of September 30, 2006, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged.  A fair value adjustment of $(1,768) and $253 was recorded for the three month and nine month periods ended September 30, 2006, respectively, as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities.  At September 30, 2006 the fair value of the interest rate swap of $1,671 has been recorded as a component of other long-term liabilities.  Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap.  For the three months and nine months ended September 30, 2006, the Company realized an increase in its interest expense as a result of the interest rate swap of $77 and $269, respectively. For the three months and nine months ended September 30, 2005, the Company realized a reduction in its interest expense as a result of the interest rate swap of $15 and $269, respectively.

13.          Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

The Company’s 2006 income tax expense provision reflects the offsetting effects of income tax expenses incurred by its foreign subsidiaries. For the three months and nine months ended September 30, 2006, the tax benefits of losses incurred in the U.S. are fully reserved with a valuation allowance due to the uncertainties of future taxable income consistent with management’s estimate at December 31, 2005. For the three months and nine months ended September 30, 2005, the Company recorded a tax provision related to its foreign subsidiaries.  For the third quarter of 2005, the net income tax provision resulted primarily from the reversal of estimated tax benefits recorded in the prior 2005 quarters.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation”).  This Interpretation prescribes the tax benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  The Interpretation is effective for the first interim or annual reporting period beginning after December 15, 2006.  The Company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated by the Company to assess its impact, if any.

14.          Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Components of the net periodic benefit cost:
Service Cost	$—	$—	$289	$308
Interest Cost	286	570	260	400
Expected return on plan assets	(286)	(604)	—	—
Recognized (gain) loss	—	—	(21)	11
Net periodic benefit cost	$—	$(34)	$528	$719

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of the net periodic benefit cost:
Service Cost	$—	$—	$867	$616
Interest Cost	858	855	780	696
Expected return on plan assets	(858)	(889)	—	—
Recognized (gain) loss	—	—	(63)	22
Net periodic benefit cost	$—	$(34)	$1,584	$1,334

Stock Purchase Plan.  In 2005, the Company adopted an employee stock purchase plan that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at a discounted price, based on the then-current market price of the Company’s common stock.  Effective January 1, 2006, eligible employees could purchase the Company’s common stock through the plan at a purchase price equal to 95% of the market price at the end of the quarter.  Employees were precluded from purchasing shares due to the delays in filing financial statements with the SEC and, therefore, no shares were purchased under this plan during the quarter ended September 30, 2006.

15.          Segment Information

The Company’s continuing operations are comprised of several product lines and operating locations.  The similarity of products, paths to market, end users, and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis.  Accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are North America, Europe and Australia/Asia.

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net Sales
North America	$79,917	$74,927	$240,495	$221,174
Europe	6,844	5,288	21,381	18,554
Australia / Asia	21,460	20,372	59,767	57,476
All other international	19,066	17,349	56,018	49,888
	$127,287	$117,936	$377,661	$347,092

	September 30,	December 31,
	2006	2005
Identifiable Assets
North America	$37,170	$37,190
Europe	1,395	1,347
Australia / Asia	8,290	8,714
All other international	11,880	16,074
	$58,735	$63,325

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Gas equipment	$51,644	$45,836	$150,687	$133,870
Welding equipment	15,176	15,401	42,968	42,549
Arc accessories	36,289	34,401	105,846	98,859
Plasma power supplies, torches and consumable parts	15,340	14,933	49,801	47,339
Filler metal	8,838	7,365	28,359	24,475
	$127,287	$117,936	$377,661	$347,092

16.          Minority Interests

Minority shareholders held 10% of certain of the Company’s South African and Italian subsidiaries.   During the first quarter of 2006, the Company purchased the 10% minority interests in its two South African subsidiaries for approximately $3,954.  Goodwill of $1,899 was recorded in connection with applying purchase accounting to this transaction.

The shareholder agreements for a certain Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interest.  The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010.  The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement.  As of September 30, 2006, the maximum payment to satisfy the put option is $689 based on the formula in the agreement.

17.          Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At September 30, 2006, the Company was a co-defendant in approximately 1,052 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of September 30, 2006, the Judicial Panel on Multidistrict Litigation has consolidated 720 of these cases for pretrial proceedings in the Northern District of Ohio. Between June 1, 2003 and September 30, 2006, the Company was dismissed from approximately 400 other cases with similar allegations. Through September 30, 2006, the Company has made no payments or settlements to plaintiffs for these allegations.

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

18.          Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9¼% Senior Subordinated Notes due 2014. The Company’s domestic, wholly owned subsidiaries “Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company.

In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada also guaranteed the Company’s $175,000 9¼ % Senior Subordinated Notes.

The following financial information presents the guarantors and non-guarantors of the 9¼% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,512	$3,746	$—	$11,258
Accounts receivable, net	—	78,849	12,166	—	91,015
Inventories	—	93,379	22,087	—	115,466
Prepaid expenses and other	—	5,383	1,331	—	6,714
Assets held for sale	—	—	—	—	—
Current deferred tax assets	—	1,861	—	—	1,861
Total current assets	—	186,984	39,330	—	226,314
Property, plant and equipment, net	—	36,696	14,801	—	51,497
Goodwill	—	205,542	—	—	205,542
Intangibles, net	—	59,713	4,919	—	64,632
Other assets	3,533	3,387	318	—	7,238
Investment in and advances to subsidiaries	173,843	—	—	(173,843)	—
Total assets	$177,376	$492,322	$59,368	$(173,843)	$555,223

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$28,666	$7,730	$—	$36,396
Accrued and other liabilities	49	31,288	4,153	—	35,490
Accrued interest	3,102	362	23	—	3,487
Income taxes payable	—	3,559	767	—	4,326
Liabilities applicable to assets held for sale		—	—		—
Working capital and second-lien facility	—	25,155	—	—	25,155
Current maturities of long-term obligations	—	9,542	1,812	—	11,354
Total current liabilities	3,151	98,572	14,485	—	116,208
Long-term obligations, less current maturities	175,000	54,484	606	—	230,090
Deferred tax liabilities	—	53,913	—	—	53,913
Other long-term liabilities		40,590	1,655	—	42,245
Minority Interest	—	—	367	—	367
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	185,089	—	—	—	185,089
Retained earnings (accumulated deficit)	(77,980)	258	(35,720)	35,462	(77,980)
Accumulated other comprehensive income (loss)	5,158	(42,722)	4,557	38,165	5,158
Total shareholders’ equity (deficit)	112,400	(42,464)	(31,163)	73,627	112,400
Net equity and advances to / from subsidiaries	(113,175)	287,227	73,418	(247,470)	—

Total liabilities and shareholders’ equity (deficit)	$177,376	$492,322	$59,368	$(173,843)	$555,223

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,591	$5,848	$—	$12,439
Accounts receivable, net		64,123	12,326	—	76,449
Inventories	—	95,003	21,668	—	116,671
Prepaid expenses and other	—	6,533	1,175	—	7,708
Assets held for sale	—	—	28,323	—	28,323
Current deferred tax assets	—	1,861	—	—	1,861
Total current assets	—	174,111	69,340	—	243,451
Property, plant and equipment, net	—	40,267	15,175	—	55,442
Goodwill	—	203,643	—	—	203,643
Intangibles, net	—	58,543	7,506	—	66,049
Other assets	4,050	2,928	905	—	7,883
Investment in and advances to subsidiaries	174,021	—	—	(174,021)	—
Total assets	$178,071	$479,492	$92,926	$(174,021)	$576,468

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$33,590	$8,150	$—	$41,740
Accrued and other liabilities	—	28,653	4,214	—	32,867
Accrued interest	6,760	557	—	—	7,317
Income taxes payable	—	2,321	178	—	2,499
Liabilities applicable to assets held for sale	—	—	7,968	—	7,968
Working capital facility	—	31,796	—	—	31,796
Current maturities of long-term obligations	—	10,770	1,113	—	11,883
Total current liabilities	6,760	107,687	21,623	—	136,070
Long-term obligations, less current maturities	175,000	40,623	588	—	216,211
Deferred tax liabilities	—	56,172	(144)	—	56,028
Other long-term liabilities		40,514	1,478	—	41,992
Minority Interest	—	1,912	302	—	2,214
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,541	—	—	—	183,541
Retained earnings (accumulated deficit)	(65,571)	5,460	(32,759)	27,299	(65,571)
Accumulated other comprehensive income (loss)	5,850	(54,344)	19,257	35,087	5,850
Total shareholders’ equity (deficit)	123,953	(48,884)	(13,502)	62,386	123,953
Net equity and advances to / from subsidiaries	(127,642)	281,468	82,581	(236,407)	—

Total liabilities and shareholders’ equity (deficit)	$178,071	$479,492	$92,926	$(174,021)	$576,468

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$128,566	$21,924	$(23,203)	$127,287
Cost of goods sold	—	92,694	20,556	(22,959)	90,291
Gross margin	—	35,872	1,368	(244)	36,996

Selling, general and administrative expenses	963	27,394	3,659	—	32,016
Amortization of intangibles	—	724	9	—	733
Net periodic postretirement benefits	—	528	—	—	528
Operating income (loss)	(963)	7,226	(2,300)	(244)	3,719
Other income (expense):
Interest, net	(4,484)	(2,422)	(179)	—	(7,085)
Amortization of deferred financing costs	(124)	(205)	—	—	(329)
Equity in net income (loss) of subsidiaries	(169)	—	—	169	—
Minority interest	—	(21)	—	—	(21)
Income (loss) from continuing operations before income tax provision and discontinued operations	(5,740)	4,578	(2,479)	(75)	(3,716)
Income tax provision	—	1,465	559	—	2,024
Income (loss) from continuing operations	(5,740)	3,113	(3,038)	(75)	(5,740)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	—	—	—
Net income (loss) applicable to common shares	$(5,740)	$3,113	$(3,038)	$(75)	$(5,740)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$382,370	$63,204	$(67,913)	$377,661
Cost of goods sold	—	279,157	57,282	(66,527)	269,912
Gross margin	—	103,213	5,922	(1,386)	107,749

Selling, general and administrative expenses	1,716	77,278	11,551	—	90,545
Amortization of intangibles	—	2,166	31	—	2,197
Net periodic postretirement benefits	—	1,584	—	—	1,584
Operating income (loss)	(1,716)	22,185	(5,660)	(1,386)	13,423
Other income (expense):
Interest, net	(12,769)	(6,597)	(763)	—	(20,129)
Amortization of deferred financing costs	(376)	(617)	—	—	(993)
Equity in net income (loss) of subsidiaries	2,452	—	—	(2,452)	—
Minority interest	—	(96)	—	—	(96)
Income (loss) from continuing operations before income tax provision and discontinued operations	(12,409)	14,875	(6,423)	(3,838)	(7,795)
Income tax provision	—	2,949	1,375	—	4,324
Income (loss) from continuing operations	(12,409)	11,926	(7,798)	(3,838)	(12,119)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	(290)	—	(290)
Net income (loss) applicable to common shares	$(12,409)	$11,926	$(8,088)	$(3,838)	$(12,409)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005
(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$122,685	$19,769	$(24,518)	$117,936
Cost of goods sold	—	91,425	16,920	(24,422)	83,923
Gross margin	—	31,260	2,849	(96)	34,013

Selling, general and administrative expenses	(121)	23,220	3,844	—	26,943
Amortization of intangibles	—	788	6	—	794
Net periodic postretirement benefits	—	592	—	—	592
Operating income (loss)	121	6,660	(1,001)	(96)	5,684
Other income (expense):
Interest, net	(4,032)	(1,792)	(494)	—	(6,318)
Amortization of deferred financing costs	(125)	(202)	—	—	(327)
Equity in net income (loss) of subsidiaries	(870)	—	—	870	—
Minority interest	—	(207)	—	—	(207)
Income (loss) from continuing operations before income tax provision and discontinued operations	(4,906)	4,459	(1,495)	774	(1,168)
Income tax provision	—	3,593	321	—	3,914
Income (loss) from continuing operations	(4,906)	866	(1,816)	774	(5,082)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	176	—	176
Net income (loss) applicable to common shares	$(4,906)	$866	$(1,640)	$774	$(4,906)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$357,842	$53,069	$(63,819)	$347,092
Cost of goods sold	—	266,425	44,456	(63,632)	247,249
Gross margin	—	91,417	8,613	(187)	99,843

Selling, general and administrative expenses	(196)	66,295	14,934	—	81,033
Amortization of intangibles	—	2,358	124	—	2,482
Net periodic postretirement benefits	—	1,778	—	—	1,778
Operating income (loss)	196	20,986	(6,445)	(187)	14,550
Other income (expense):
Interest, net	(11,737)	(4,878)	(1,083)	—	(17,698)
Amortization of deferred financing costs	(375)	(766)	—	—	(1,141)
Equity in net income (loss) of subsidiaries	5,338	—	—	(5,338)	—
Minority interest	—	(491)	(53)	—	(544)
Income (loss) from continuing operations before income tax provision and discontinued operations	(6,578)	14,851	(7,581)	(5,525)	(4,833)
Income tax provision	—	2,038	1,092	—	3,130
Income (loss) from continuing operations	(6,578)	12,813	(8,673)	(5,525)	(7,963)
Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	1,385	—	1,385
Net income (loss) applicable to common shares	$(6,578)	$12,813	$(7,288)	$(5,525)	$(6,578)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(15,501)	$(11,680)	$(2,642)	$10,172	$(19,651)
Cash flows from investing activities:
Capital expenditures	$—	$(4,731)	$—	$—	$(4,731)
Proceeds from sales of assets	—	16,455	—	—	16,455
Acquisition of minority interest	—	(3,954)	—	—	(3,954)
Net cash provided by investing activities	$—	$7,770	$—	$—	$7,770
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	$—	$(9,609)	$1,142	$—	$(8,467)
Net repayments of other credit facilities	—	16,098	(1,024)	—	15,074
Changes in net equity and advances to / from subsidiaries	14,125	(2,636)	1,362	(10,172)	2,679
Other	1,376	(264)	—	—	1,112
Net cash provided by (used in) financing activities	$15,501	$3,589	$1,480	$(10,172)	$10,398
Effect of exchange rate changes on cash and cash equivalents	$—	$1,242	$(940)	$—	$302
Net cash provided by (used in) continuing operations	$—	$921	$(2,102)	$—	$(1,181)

Cash flows from discontinued operations:
Net cash provided by operating activities	$—	$—	$594	$—	$594
Net cash used in investing activities	—	—	(849)	—	(849)
Net cash used in financing activities	—	—	(2,799)	—	(2,799)
Effect of exchange rate changes on cash and cash equivalents	—	—	(69)	—	(69)
Net cash used in discontinued operations	$—	$—	$(3,123)	$—	$(3,123)

Total increase (decrease) in cash and cash equivalents	$—	$921	$(5,225)	$—	$(4,304)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562
Total cash and cash equivalents end of period	$—	$7,512	$3,746	$—	$11,258

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Restated)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(11,504)	$11,754	$(9,247)	$(4,022)	$(13,019)
Cash flows from investing activities:
Capital expenditures	$—	$(4,194)	$(1,929)	$—	$(6,123)
Proceeds from sales of assets	—	—	—	—	—
Investment in joint venture	—	(700)	—	—	(700)
Net cash used in investing activities	$—	$(4,894)	$(1,929)	$—	$(6,823)
Cash flows from financing activities:
Net borrowings under revolving credit facility	$—	$23,077	$968	$—	$24,045
Net repayments of other credit facilities	—	(1,321)	(347)	—	(1,668)
Changes in net equity and advances to / from subsidiaries	11,504	(27,766)	9,578	4,022	(2,662)
Financing fees and other	—	(1,754)	569	—	(1,185)
Net cash provided by (used in) financing activities	$11,504	$(7,764)	$10,768	$4,022	$18,530
Effect of exchange rate changes on cash and cash equivalents	$—	$(168)	$1,132	$—	$964
Net cash provided by (used in) continuing operations	$—	$(1,072)	$724	$—	$(348)

Cash flows from discontinued operations:
Net cash provided by operating activities	$—	$—	$1,108	$—	$1,108
Net cash used in investing activities	—	—	(2,308)	—	(2,308)
Net cash provided by financing activities	—	—	1,886	—	1,886
Effect of exchange rate changes on cash and cash equivalents	—	—	517	—	517
Net cash provided by discontinued operations	$—	$—	$1,203	$—	$1,203

Total increase (decrease) in cash and cash equivalents	$—	$(1,072)	$1,927	$—	$855
Total cash and cash equivalents beginning of period	—	5,969	1,092	—	7,061
Total cash and cash equivalents end of period	$—	$4,897	$3,019	$—	$7,916

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, manufacture, market, sell and distribute welding and cutting power sources, torches, consumables and accessories globally.  We are a leading global supplier of these cutting and welding products. Our products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and we have well established and widely recognized brands.

Restatement of Consolidated Financial Statements

As more fully discussed in the Company’s 2005 Annual Report on Form 10-K and as set forth in Note 5 — Restatement of Consolidated Financial Statements to this Form 10-Q, the Company, in 2005, identified a series of adjustments that have resulted in the restatement of previously reported quarterly results for the first three quarters of 2005.   The information set forth in this Item 2 has been adjusted to present management’s discussion and analysis of financial condition and results of operations based on this restated information.

Recent Developments

On November 14, 2006, the Board of Directors appointed Mark F. Jolly, Vice President & Global Controller, to the position of Principal Accounting Officer.

Cautionary Statement Concerning Forward-looking Statements

The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934,and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales from continuing operations for the three months ended September 30, 2006 were $127.3 million, which was a 7.9% increase over net sales of $117.9 million for the same three months in 2005.  North American sales were $79.9 million for the third quarter of 2006, compared to $74.9 million for the same period last year, which is an increase of 6.7%.  International sales were $47.4 million for the three months ended September 30, 2006 compared to $43.0 million for the third quarter of 2005, or an increase of 10.2%.  Net sales for the three months ended September 30, 2006 increased approximately $8 million as a result of price increases, and $2 million of new product introductions and product growth.  These increases were offset by a decrease in net sales of approximately $1 million from the impact of foreign currency translation.  Net sales in the third quarter of 2006 were reduced by $5.4 million for rebates paid to customers compared to $4.5 million in the third quarter of 2005.  The increase in rebates result from increased sales volume to customers achieving volume levels providing higher rebate percentages.

Gross margin from continuing operations for the third quarter of 2006 was $37.0 million, or 29.1% of net sales, compared to $34.0 million, or 28.8% of net sales, for the same period in 2005.  Gross margin increased approximately $9 million as a result of new product introductions, volume expansion and price increases.  The gross margin increase was reduced with $1 million increased rebate costs.  The impact of cost increases from inflation of both material costs and production supply cost resulted in increases of $10 million. These increases were partially offset by cost savings from productivity initiatives of approximately $5 million.  The increase in material cost was attributable to higher prices for key raw materials such as copper and brass.  In addition, the effect of translating the local currency results of the Company’s international business units into U.S. dollars resulted in a decrease to gross margin of approximately $0.4 million.

Selling, general and administrative expenses (“SG&A”) were $32.0 million, or 25.2% of net sales, for the three months ended September 30, 2006 as compared to $26.9 million, or 22.8% of net sales, for the three months ended September 30, 2005.  The increase in SG&A is principally related to incremental costs associated with completion of the 2005 restated financial statements and the 2006 quarterly financial statements, the consents obtained from bondholders and fees associated with strategic assessment of certain non-core operations.  The balance of the change is associated with the impact of inflation and increased marketing costs to promote new product introductions.

Interest expense for the three months ended September 30, 2006 was $7.1 million, which compares to $6.3 million for the three months ended September 30, 2005.  The difference results from an increase in our average borrowing rate and higher levels of debt for these respective periods.

An income tax provision of $2.0 million for continuing operations was recorded on pretax loss of $3.7 million for the three months ended September 30, 2006.  An income tax provision of $3.9 million for continuing operations was recorded on a pretax loss of $1.2 million for the quarter ended September 30, 2005.  The income tax provision for 2006 and 2005 includes $1.7 million and $1.2 million, respectively, of current tax expense primarily related to income generated in certain foreign jurisdictions and an offsetting benefit for deferred tax reductions.   For the three months ended September 30, 2005, the income tax provision resulted primarily from the reversal of estimated tax benefits recorded in the prior 2005 quarters.  Due to the uncertainties of 2006 operating results, valuation allowances offset the benefit of U.S. net operating losses in the third quarter of 2006.  The Company has engaged international tax planning specialists and anticipates that the estimated foreign tax expenses recognized in 2006 will ultimately be significantly reduced.

All locations reported as discontinued operations in prior periods were divested during the first quarter of 2006 and no results were reported for the third quarter of 2006. Income from discontinued operations was $0.2 million during the third quarter of 2005 for the operations that we divested in late 2005 and the first quarter of 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net sales from continuing operations for the nine months ended September 30, 2006 were $377.7 million, which was a 8.8% increase over net sales of $347.1 million for the same nine months in 2005.  North American sales were $240.5 million for the first nine months of 2006, compared to $221.2 million for the same period last year, which is an increase of 8.7%.  International sales were $137.2 million for the nine months ended September 30, 2006 compared to $125.9 million for the same period of 2005, or an increase of 9.0%.  Net sales for the nine months ended September 30, 2006 increased approximately $18 million as a result of increased demand and new product initiatives, $17 million as a result of price increases and was partially offset by a decrease in net sales of approximately $4 million as a result of the impact of foreign currency translation.  Net sales in the first nine months of 2006 were reduced by $15.6 million for rebates paid to customers compared to $11.6 million in the same period of 2005.

Gross margin from continuing operations for the nine months ended September 30, 2006 was $107.7 million, or 28.5% of net sales, compared to $99.8 million, or 28.8% of net sales, for the same period in 2005.  Gross margin dollars increased approximately $20 million through new product introductions, volume expansion and price increases.  These increases to gross margin were partially offset by approximately $4 million increase in rebate costs. The impact of cost increases from inflation of material costs and production supply cost increases of $21 million were partially offset by cost savings from productivity initiatives of approximately $13 million.  The overall increase in material cost was attributable to higher prices for key raw materials such as copper, brass and steel.  In addition, the effect of translating the local currency results of the Company’s international business units into U.S. dollars resulted in a decrease to gross margin of approximately $1 million.

Selling, general and administrative expenses (“SG&A”) were $90.5 million, or 24.0% of net sales, for the nine months ended September 30, 2006 as compared to $81.0 million, or 23.3% of net sales, for the nine months ended September 30, 2005.  The increase in SG&A is principally related to incremental costs incurred in the second and third quarters associated with completion of the 2005 restated financial statements and the issuance of the first and second 2006 quarterly financial statements, the consents obtained from bondholders in May and August 2006 and fees associated with strategic assessment of certain non-core operations.  The impact of inflation and increased marketing costs to promote new product introductions also contributed to the increase between years.

Interest expense for the nine months ended September 30, 2006 was $20.1 million, which compares to $17.7 million for the nine months ended September 30, 2005.  The difference results from an overall increase in our average borrowing rate.

An income tax provision of $4.3 million was recorded on the pretax loss of $7.8 million from continuing operations for the nine months ended September 30, 2006.  An income tax provision of $3.1 million was recorded on a pretax loss of $4.8 million from continuing operations for the same period in 2005.  The income tax provision for both 2006 and 2005 includes $5.5 million and $3.5 million, respectively, of taxes currently payable primarily related to income generated in certain foreign jurisdictions offset by a benefit for deferred tax reductions.  Valuation allowances offset the tax benefit of U.S. net operating losses in both 2006 and 2005. As noted previously, international tax planning work currently in process is expected to significantly reduce the 2006 foreign tax expenses.

Discontinued operations reported a loss of $0.3 million for the nine months ended September 30, 2006 compared to net income of $1.4 million for the nine months ended September 30, 2005.  These operations were divested during the first quarter of 2006 which reduced their financial statement impact in comparison to the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

Operating activities from continuing operations used $19.7 million of cash during the first nine months of 2006, compared to the $13.0 million of cash used during the same time period in 2005. This includes the change in operating assets and liabilities which used $18.8 million of cash during the nine months ended September 30, 2006, compared to the $21.5 million of cash used in the nine months ended September 30, 2005.  The changes in operating assets and liabilities included an accounts receivable increase of $13.7 million during the nine months ended September 30, 2006, compared to the $15.1 million increase during the same period in 2005. The increases in receivables primarily arise from the effect of increased sales.  Inventory provided $1.4 million of cash through the first nine months of 2006, as compared to a $12.8 million use of cash in the same nine month period last year.  Accounts payable increased, providing $2.4 million of cash in the first nine months of 2006, which compares to the cash provided from an increase in payables of $12.5 million in the first nine months of 2005.  During 2006, the increase in accounts payable resulted from normal payment activities and timing differences.  Accrued liabilities declined, using $3.86 million of cash in the first nine months of 2006 compared to a $0.6 million use of cash in the first nine months of 2005.  Cash used in the first nine months of 2006 and 2005 related to accrued liabilities for rebate and incentive compensation payments.

Investing activities of continuing operations provided $7.8 million of cash for the first nine months of 2006 compared to a net cash usage of $6.8 million for the first nine months of 2005.  The 2006 cash flow primarily resulted from the sale of certain discontinued operations as partially reduced for the Company’s purchase of certain minority interests and capital expenditures.  Capital expenditures were $4.7 million during the first nine months of 2006 which represented a decrease of $1.4 million from last year primarily due to the timing of capital expenditures.

Financing activities of continuing operations provided $10.4 million of cash during the first nine months of 2006 compared to the $18.5 million of cash provided during the same period last year.  For the nine months ended September 30, 2006, there was $6.6 million of net borrowings of indebtedness and $2.7 million received from discontinued operations.  For the same period in 2005, the Company had net borrowings of $22.4 million with $2.7 million of advances to discontinued operations.  The net borrowings in 2006 and 2005 were used to fund working capital requirements and to fund the semi-annual payments on the Senior Subordinated Notes made in February and August of both years.

Liquidity

We expect that our operating cash flow, together with borrowings under our revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and our debt service requirements.  However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic and competitive factors.  Also, see Note 11- Debt and Capital Lease Obligations to the condensed consolidated financial statements.

The Company borrows under the Credit Agreement which consists of a Term Loan and a revolving credit facility (the “Revolver”) as described in Note 11 — Debt and Capital Lease Obligations to the condensed consolidated financial statements.  The Term Loan was repaid in July 2006.  On July 21, 2006, the Company obtained a limited waiver and amended its Credit Agreement to (1) modify the maximum leverage ratio to 5.75 through June 30, 2007, with scheduled decreases thereafter, (ii) modify the minimum fixed charge coverage ratio to 1.0 through June 30, 2007 and 1.10 thereafter, and (iii) establish a minimum availability requirement of $5 million.  In October 2006, the Company amended its Credit Agreement to modify the maximum leverage ratio to 5.95 for the third quarter of 2006.

We increased the borrowings under the Second Lien Facility by an additional $20.0 million in July 2006. Approximately $7 million was used to repay the Term Loan and the remainder is available for general corporate purposes.  The Company also amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, and (ii) extend the pre-payment penalty date to October 31, 2007. The Second-Lien Facility is described in Note 11 — Debt and Capital Lease Obligations to the condensed consolidated financial statements.

In May 2006, we amended the Indenture for the $175,000 Senior Subordinated Notes to, among other things, extend the date by which we were required to file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2005 and any other reports then due, and obtain a waiver for the default resulting from our failure to timely file the 2005 Annual Report. In consideration for the amendment, we paid noteholders who consented to the amendment a consent fee of $2.50 for each $1,000 in principal amount of notes. The amendment also requires us, subject to certain conditions, to annually use our excess cash flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the notes pursuant to which we will offer to repurchase outstanding notes at a purchase price of 101% of their principal amount.  As of July 31, 2006, the Company obtained from holders consent to amend the Indenture governing the Senior Subordinated Notes and waiving existing defaults under that Indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the SEC. The amendments also allowed the Company to extend the time within which the Company was required to file its second quarter 2006 Form 10-Q to no later than December 17, 2006. The amendment provided for cash consent fees of $3.75 for each $1,000 in principal amount of notes if the Company failed to file its second quarter 2006 Form 10-Q by September 16, 2006, an additional fee of $3.75 for each $1,000 in principal amount of notes if the report was not filed by October 16, 2006, and an additional fee of $5.00 for each $1,000 in principal amount of notes if the form was not filed by November 16, 2006.  The payments to the noteholders for both September 2006 and October 2006 were made, and the Company filed the second quarter Form 10-Q on November 8, 2006. The Indenture was also amended to provide for the payment of additional special interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum, subject to adjustment. The Senior Subordinated Notes are described more fully in Note 11— Debt and Capital Lease Obligations to the condensed consolidated financial statements.

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

As of September 30, 2006, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were not effective because of the continued existence of material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Management’s Report”).  In summary, the Management Report as of December 31, 2005 described material weaknesses in the financial statement close process, foreign currency accounting, income tax accounting, oversight and monitoring of certain international locations and the reconciliation of intercompany account balances.

Given that we had material weaknesses, we performed additional procedures to reasonably ensure that the condensed consolidated financial statements are fairly presented. In completing our September 30, 2006 financial statements and related disclosures, we engaged several accounting firms and systems contractors to assist us in addressing the implications of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005.  We performed additional analyses of the reasonableness of recorded amounts, particularly allowances, accruals and fresh start accounting eliminations as of September 30, 2006 in recognition of the weaknesses in our financial statement close process.   With the assistance of the accounting firms and contractors, we have conducted additional reviews of our foreign currency accounting and related inter-company accounting as a result of the foreign currency accounting weaknesses described as of December 31, 2005.  To assist in addressing the weakness in income tax accounting, we utilized tax and accounting specialists from a major international accounting firm to assist us in determining the income tax provision and liability accounts as of September 30, 2006.   In our oversight and monitoring of the two international locations which have given rise to accounting adjustments in the past, we have placed new financial management at one location during 2005 and for the other in early 2006, which expanded our financial monitoring and review procedures.  In addition, four of our international locations have been sold since December 2005, which has reduced the number of locations which must be monitored.  In recognition of the weaknesses in inter-company account balances, we have assigned additional personnel to ensure inter-company account balances were properly reconciled at September 30, 2006.  Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, the Company identified material weaknesses in our internal control over financial reporting at December 31, 2005.  These material weaknesses are described more fully in the Management Report in our Annual Report on Form 10-K for the year ended December 31, 2005.  The Company has made and is in the process of making additional numerous process changes in the areas noted above to establish effective internal controls and eliminate the material weaknesses.   These process changes include a combination of expanded use of computer system capabilities, improved timeliness and accuracy of account reconciliation and review procedures and staffing changes.  Since August 1, 2006, the Company has hired a new Chief Financial Officer, Controller, Director of Accounting, and Director of Tax,  who are guiding the design and implementation of new procedures and staffing assignments.  We expect to have made all process improvements necessary to remediate the material weaknesses and have them operational during 2006.  It is unclear whether there will be a sufficient period of time to adequately test remediation of these material weaknesses pursuant to the standards established in Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006.  For a more complete discussion of our remediation activities, see the Management Report in our Annual Report on form 10-K for the year ended December 31, 2005.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability.  While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.  At September 30, 2006, the Company was a co-defendant in approximately 1,052 cases alleging manganese-induced illness. Manganese is an essential element of steel and contained in all welding consumables. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of September 30, 2006, the Judicial Panel on Multidistrict Litigation has consolidated 720 of these cases for pretrial proceedings in the Northern District of Ohio.  Between June 1, 2003 and September 30, 2006, the Company was dismissed from approximately 400 other cases with similar allegations. Through September 30, 2006, the Company has made no payments or settlements to plaintiffs for these allegations.

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

THERMADYNE HOLDINGS CORPORATION

	By:	/s/ Mark F. Jolly

Mark F. Jolly
Vice President — Global Controller
Principal Accounting Officer

Date: November 15, 2006