Form 10-K
period 2006-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2007-04-02
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-23378
Thermadyne Holdings Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	74-2482571
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16052 Swingley Ridge Road, Suite 300
Chesterfield, Missouri	63017
(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code:
(636) 728-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, par value $0.01 per share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $117,685,301 based on the closing sales price of the Common Stock on June 30, 2006.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,338,592 shares of common stock, outstanding at March 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
     Item 9A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on August 3, 2006, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.
     Item 9A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 17, 2005, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.
     Item 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on August 3, 2006 , is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.
     Item 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on November 8, 2006, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.
     Item 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 15, 2006, is incorporated by reference into Part II, Item 9 of this Annual Report on Form 10-K.
     Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the “Risk Factors” section of this annual report on Form 10-K:
(a)	general economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

(b)	the cyclicality and maturity of the cutting and welding market;

(c)	the effects on our business of economic conditions, such as fluctuations in the cost of raw materials and energy, the substitution of plastic and other materials in place of fabricated metals and the trend towards offshore production of fabricated metal products;

(d)	consolidation within our customer base and the resulting increased concentration of our sales;

(e)	actions taken by our competitors that affect our ability to retain our customers;

(f)	customers’ perceptions of our financial condition relative to that of our competitors, particularly in light of our emergence from Chapter 11 bankruptcy proceedings in May 2003, restatement of our financial statements in 2005 and delays in filing SEC reports;

(g)	risks associated with reconfiguration and relocation of manufacturing operations;

(h)	the effectiveness of our cost reduction initiatives;

(i)	foreign currency exchange rates;

(j)	changes in U.S. or foreign tax laws or regulations;

(k)	our ability to meet customer needs by introducing new products;

(l)	unforeseen liabilities arising from litigation, including risk associated with product liability;

(m)	the effectiveness of our information systems and internal controls; and

(n)	our ability to retain qualified management personnel and attract new management personnel.
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
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
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
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
THERMADYNE HOLDINGS CORPORATION 2006 10-K EXHIBIT INDEX
Amended and Restated Bylaws
Amendment No.12 to Waiver and Consent
Amendment No.17 to Second-Lien Credit Agreement
Eleventh Amendment and Consent to Second Amended and Restated Credit Agreement
Thirteenth Amendment to Second Amended and Restated Credit Agreement
Eighteenth Amendment and Limited Waiver
Nineteenth Amendment and Limited Waiver
Executive Employment Agreement
Employment Agreement
Sale Agreement
Share Sale Agreement
Sale of Share and Claims Agreement
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

PART I
Item 1. Business
Introduction
     We are a leading global supplier of cutting and welding products. We design, manufacture, market, sell and distribute welding and cutting torches, consumables, power sources and accessories globally. Our products are used by fabricating, manufacturing, construction and foundry operations to cut and weld ferrous and nonferrous steel, aluminum and other metals. Common applications for our products include shipbuilding, manufacturing of transportation and agricultural equipment, many types of construction such as offshore oil and gas rigs, fabrication of metal structures, and repair and maintenance of processing, and manufacturing equipment and facilities as well as demolition. Welding and cutting products are critical to the operations of most businesses that fabricate metal. We have very well established and widely recognized brands. We were incorporated in Delaware in 1987. Our shares are currently quoted on the OTC Bulletin Board, and as of March 28, 2007, we had an equity market capitalization of approximately $155.4 million (based on a closing sale price of $11.65 and 13.3 million shares outstanding).
     As used in this Annual Report on Form 10-K, the terms “Thermadyne Holdings Corporation,” “Thermadyne,” “Reorganized Company,” “the Company,” “we,” “our,” or “us,” mean Thermadyne Holdings Corporation and its subsidiaries.
Reorganization and Basis of Presentation
     On November 19, 2001, the Company and substantially all of our domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). On January 17, 2003, we filed with the Court the First Amended and Restated Joint Plan of Reorganization (the “Plan of Reorganization”) and the First Amended and Restated Disclosure Statement describing the Plan (the “Disclosure Statement”). The Plan of Reorganization and the Disclosure Statement were filed with the SEC on Form 8-K on February 6, 2003. On April 3, 2003, the Court confirmed the Plan of Reorganization. The Plan of Reorganization was consummated on May 23, 2003, and we emerged from Chapter 11 bankruptcy protection.
     The Plan of Reorganization provided for a substantial reduction of our long-term debt. Under the Plan of Reorganization, total debt was reduced to approximately $220 million, as compared to the nearly $800 million in debt and $79 million in preferred stock outstanding at the time we filed for Chapter 11 protection in November 2001.
     In accordance with AICPA Statement of Position 90-7, we adopted fresh-start accounting whereby our assets, liabilities and new capital structure were adjusted to reflect estimated fair value at May 31, 2003. We determined the reorganization value through consultation with our financial advisors, by developing a range of values using both comparable companies and net present value approaches. In determining the $518 million reorganization value, we applied the income approach. The income approach is predicated on developing either cash flow or income projections over the useful lives of the assets, which are then discounted for risk and time value. The reorganized company’s financial statements are not comparable to the predecessor company’s financial statements.
Our Principal Products and Markets
     Although we operate our business in one reportable segment, we have organized our business into five major product categories within the cutting and welding industry: (1) gas equipment (39% of sales in 2006); (2) arc accessories including torches, guns, related consumable parts and accessories (30%); (3) plasma power supplies, torches and related consumable parts (15%); (4) welding equipment (9%); and (5) filler materials (7%). This percentage mix has been similar for the preceding two years.

     Our gas equipment products include gas fuel torches, air fuel torches, consumables (tips and nozzles), regulators and flow meters that are used for cutting, heating and welding. We also have gas flow and pressure regulation equipment used for a variety of noncutting or welding applications. These products are primarily sold under the Victor®, Cigweld®, Turbo Torch® and Firepower® brands and typically range in price from $15 to $300. Gas torches use a mixture of oxygen and fuel gas (typically acetylene) to produce a high-temperature flame that is used to cut, heat or weld steel. Gas torches are typically used in all the applications noted above, as well as for welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities. Air fuel torches are used by the plumbing, refrigeration and heating, ventilation and air conditioning industries using similar principles with Mapp® or propane as the fuel. Gas flow and pressure regulation equipment is used to control the pressure and flow of most industrial and specialty gases, including gases used in many industrial process control applications as well as the medical and electronic industries. We believe we are among the largest suppliers of gas equipment products in the world, based on annual sales.
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
     Our plasma power supplies, torches and consumable parts are sold under the Thermal Dynamics® brand. Manual plasma systems typically range in price from $1,000 to $5,000 with manual torch prices ranging from $300 to $800. Our automated cutting systems range in price from $500 to $30,000 with torches ranging in price from $1,000 to $2,500. Both manual and automated plasma systems use front end torch parts that are consumed during the cutting process and range in price from $5 to $50. Plasma cutting uses electricity and gas (typically air) to create a high-temperature plasma arc capable of cutting any type of metal. Electricity is converted by a power supply and supplied to a torch where the gas and electricity form a plasma arc. The plasma arc is then applied to the metal being cut. Plasma cutting is a growing technology for cutting metal. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Plasma cutting systems are used in the construction, fabrication and repair of both steel and nonferrous metal products, including automobiles and related assemblies, appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. We believe we are among the largest suppliers of plasma power supplies, torches and consumable parts in the United States, based on our annual unit sales.
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
     Filler metals are consumed in the welding process as the material that is melted to join the materials to be welded together. There are three basic types of filler metals used, stick electrodes, solid wire and flux cored wire. Stick electrodes are fixed length metal wires coated with a flux to enhance weld properties. This is used in conjunction with a power source and an electrode holder to weld the base material. The main advantage of this process is simplicity, portability and ease of use as it can be used to access most areas and no gas is required.

Solid wire is sold on spools or in drums and is used in the semi-automated process with a MIG (metal inert gas) welding gun, power source and shielding gas. The main advantage of this process is ease of use and very high deposition rates making for higher productivity. Flux cored wires are similar to solid wires; however, they are tubular wires that allow the use of flux and other alloys to improve deposition rates and weld quality.
     We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc., Praxair, Inc., Linde Gas LLC, as well as a large number of other independent welding distributors, wholesalers and dealers. In 2006, our sales to customers in the Americas represented 76% of our sales. In both 2006 and 2005, we had one customer that comprised 10% of our global net sales in each year.
     We have wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Mexico, People’s Republic of China, Indonesia, Malaysia, and Italy, with distribution facilities in Canada and England. We manage our operations by geographic location and by product category. See Note 18 – Segment Information to the consolidated financial statements for geographic and product line information.
International Business
     We had international sales from continuing operations of approximately $106.8 million, $99.4 million, and $93.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, or approximately 23%, 24%, and 24%, respectively, of our net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” Our international sales consist of: (a) export sales of our products manufactured at U.S. manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through our overseas field representatives and (b) sales of our products manufactured at our international manufacturing facilities and sold by our foreign subsidiaries.
Sales and Marketing
     The Sales and Marketing organization oversees all sales and marketing activities, including strategic product pricing, promotion, and marketing communications. It is the responsibility of Sales and Marketing to profitably grow the Company’s sales, market share, and margins in each region. This is achieved through new product introductions, programs and promotions, price management, and the implementation of distribution strategies to penetrate new markets.
     Sales and Marketing is organized into three regions: Americas, Asia Pacific, and Europe including other regions. The Americas is comprised of the U.S., Canada, and Latin America. Asia Pacific includes South Pacific (Australia, New Zealand) and South and North Asia. Our third region is comprised of the U.K., Europe, Middle East, and the remaining countries not included in the other two regions. The Americas contributes approximately 76% of the Company’s revenues, 80% of which come from the industrial channel. The specialty market channels make up the remainder of the Americas business.
     The Sales and Marketing organization consists of sales, marketing, technical support, and customer care in each region. Sales and Marketing manages the Company’s relationship with our customers and channel partners who include distributors, wholesalers and retail customers. They provide feedback from the customers on product and service needs of the end-user customers, take our product lines to market, and provide technical and after sales service support. A national accounts team manages our largest accounts globally.
Distribution
     We distribute our cutting and welding products in the United States through independent cutting and welding products distributors that carry one or more of our product lines from approximately 2,500 locations. We maintain relationships with these distributors through our sales force, which represents all domestic product lines. We distribute our products internationally through our sales force, independent distributors and wholesalers.

Raw Materials
     We have not experienced any difficulties in obtaining raw materials for our operations because our principal raw materials, which include copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by us. Certain of the raw materials used in hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions that could affect pricing and disrupt supply. Although we have historically been able to obtain adequate supplies of these materials at acceptable prices, restrictions in supply or significant increases in the prices of cobalt, chromium and other raw materials could adversely affect our business. During both 2006 and 2005, we experienced higher than historical average material inflation on materials such as copper, steel and brass.
     We also purchase certain manufactured products that we either use in our manufacturing processes or resell. These products include electronic components, circuit boards, semiconductors, motors, engines, pressure gauges, springs, switches, lenses, forgings and chemicals. Some of these products are purchased from international sources and thus our cost can be affected by foreign currency fluctuations. We believe our sources of such products are adequate to meet foreseeable demand at acceptable prices.
Research and Development
     We have development engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer needs. The sustaining engineering group provides technical support to operations, sales and quality to support established products. As of December 31, 2006, we employed approximately 100 people in our development and sustaining engineering groups, split between engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries, benefits for engineering personnel, and project expenses. Our development engineering costs are not material to our financial condition or results of operations.
Competition
     We view the market as split into three types of competitors: (1) three full-line welding equipment and filler metal manufacturers (Lincoln Electric Company, ESAB, a subsidiary of Charter PLC, and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single-line brand-specific competitors; and (3) a number of low-priced small niche competitors. Our large competitors offer a wide portfolio of product lines with a heavy emphasis on filler metals and welding power supplies and lines of niche products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers’ discretionary purchases.
     We expect to continue to see price pressure in the segments of the market where little product differentiation exists, trends of improved performance at lower prices in the power source market and further penetration of the automated market continue. International competitors have been less effective in penetrating the U.S. domestic markets due to product specifications, lack of brand recognition and their relative inability to access the welding distribution market channel.
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

Recent Developments
     On February 5, 2007, we entered into an agreement to sell all of the outstanding shares of our two South Africa operations for R130,000000 (South African Rand) or approximately $18 million based on conversion rates as of that date. Of this amount, R100,000,000 (approximately $14 million, depending on the then current exchange rate) is payable on an unsecured basis at closing with the remainder payable on or before the third anniversary of the closing date.
     On February 16, 2007, we announced to employees that we plan to close our operation in Brazil no later than September 2007. We are actively pursuing a buyer for certain of these assets.
     Both the South African and Brazilian operations were treated as discontinued operations in our 2006 financial statements. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Discontinued Operations.”
     In March 2007, we amended our Credit Facility and Second Lien Facility to adjust the financial leverage covenants. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”
Employees
     As of December 31, 2006, we employed approximately 2,885 people, 634 of whom were engaged in sales, marketing and administrative activities, and 2,251 of whom were engaged in manufacturing or other operating activities. None of our U.S. workforce is represented by labor unions while most of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.
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

Item 1A. Risk Factors
     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934,and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following items discussed below.
     You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.
Our business is cyclical and is affected by industrial economic conditions.
     Our business is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and maintenance, and general manufacturing. The demand for our products and therefore our results of operations are directly related to the level of production in these end-user industries. Accordingly, our business is to a large extent determined by general economic conditions and other factors beyond our control.
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
We had identified material weaknesses in our internal control over financial reporting and were not able to report timely and accurate financial results.
     We identified several material weaknesses in our internal control over financial reporting in 2005 and restated our results for the year ended December 31, 2004 and the seven months ended December 31, 2003 and the quarterly results for the first three quarters of 2005, each quarter in 2004 and the second, third and fourth quarters of 2003. These material weaknesses were remediated by December 31, 2006. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.
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
     We have manufacturing operations and assets located outside of the United States, including Australia, Canada, China, England, Italy, Malaysia, and Mexico. We also sell our products to distributors located in approximately 100 countries. During the year ended December 31, 2006, approximately 24% of our consolidated sales were derived from non-Americas markets. A part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.
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
     Our products are sold in many countries around the world. A portion of our international sales is denominated in foreign currencies, including the Australian dollar, Canadian dollar, euro, and pound sterling while a portion of the costs incurred to generate those revenues is incurred in other currencies. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations have affected our financial performance in the past and will likely affect our financial performance in the future.
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
     At December 31, 2006, we were a co-defendant in many cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.
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
     Our Amended Credit Agreement and our Second-Lien Facility contain certain financial covenants. The financial covenants have been amended on several occasions, most recently in March 2007, to reflect our actual results and revisions to our business plan. While we believe that we will be able to comply with the most recently amended financial covenants in future periods, failure to do so would, unless the covenants were further amended or waived, result in defaults under the Credit Agreement and the Second-Lien Facility. An event of default under the credit facilities, if not waived, could result in the acceleration of those debt obligations and, consequently, our debt obligations under our 9 1/4% Senior Subordinated Notes. Such acceleration could result in exercise of remedies by our creditors, which could have a material adverse impact on our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit facilities, which could have a material adverse effect on our ability to operate our business and to make payments under our debt instruments.
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
     Our ability to provide high-quality products and services for our customers and to manage the complexity of our business is dependent on our ability to retain and to attract skilled personnel in the areas of product engineering, manufacturing, sales and finance. Our businesses rely heavily on key personnel in the engineering, design, formulation and manufacturing of our products. Our success is also dependent on the management and leadership skills of our senior management team. The potential risks to the business from loss of key personnel is illustrated in the production problems and the delays in financial statement filings encountered during 2005 and 2006.
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
     We lease a 16,109 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as some of our centralized services.
     The following table describes the location and general character of our principal properties of our continuing operations as of December 31, 2006:

Location of Facility	Building Space/Number of Buildings
West Lebanon, New Hampshire	153,000 sq. ft./5 buildings (office, manufacturing, sales training)
Denton, Texas	222,403 sq. ft./4 buildings (office, manufacturing, storage, sales training center)
Roanoke, Texas	278,333 sq. ft. / 1 building (manufacturing, warehouse)
Hermosillo, Sonora, Mexico	178,013 sq. ft. / 1 building (office, manufacturing)
Rio de Janeiro, Brazil	200,000 sq. ft./6 buildings (office, manufacturing, warehouse)
Oakville, Ontario, Canada	48,710 sq. ft./1 building (office, warehouse)
Cigweld Malaysia/Selangor, Malaysia	127,575 sq. ft./1 building (office, warehouse)
Melbourne, Australia	273,425 sq. ft./2 buildings (office, manufacturing, storage, research)
Jakarta, Indonesia	52,500 sq. ft./1 building (office)
Kuala Lumpur, Malaysia	60,000 sq. ft./1 building (office, manufacturing)
Itasca, Illinois	38,000 sq. ft./1 building (office, manufacturing, warehouse)
Bowling Green, Kentucky	188,000 sq. ft./1 building (office, manufacturing, warehouse)
Milan, Italy	32,000 sq. ft./3 buildings (office, manufacturing, warehouse)
Chino, California	30,880 sq. ft./1 building (warehouse)
South Africa	34,000 sq. ft./10 buildings (distribution, office, warehouse)
Ningbo, China	96,542 sq. ft. /1 buildings (office, manufacturing, warehouse)
     All of the above facilities are leased, except for the facilities located in Australia, Brazil, and Indonesia, which are owned. We also have additional assembly and warehouse facilities in the United Kingdom, China, Mexico, and Australia. The properties listed above for South Africa are part of a divesture scheduled to close in April 2007. We announced in February 2007 that we were disposing of the Brazilian operations during 2007.
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
     At December 31, 2006, we were a co-defendant in 1,014 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2006, 720 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Between June 1, 2003 and December 31, 2006, we were dismissed from 299 other cases with similar allegations.
     All other legal proceedings and actions involving us are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Predecessor Company’s Common Stock began trading on The Nasdaq National Market (“NASDAQ”) on May 17, 1994. On October 15, 1998, NASDAQ delisted the Common Stock due to the limited number of holders at that time. Following its delisting from NASDAQ, the Common Stock was quoted on The Pink Sheets until the Company’s Chapter 11 filing on November 19, 2001. Upon its emergence from Chapter 11 in May of 2003, the Common Stock was quoted on the OTC Bulletin Board until May 5, 2006 when it became available for quotation only on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC. In February 2007, our Common Stock was again quoted on the OTC Bulletin Board. The current trading symbol for the Company is “THMD.OB.” The following table shows, for the periods indicated, the high and low bid price range of a share of the new Common Stock for 2004, 2005 and 2006, as reported by published financial sources.

	Bid Price Range($)
	High	Low
2004
First Quarter	$16.40	$12.35
Second Quarter	15.05	12.39
Third Quarter	15.05	11.00
Fourth Quarter	13.00	10.50

2005
First Quarter	$14.34	$11.95
Second Quarter	14.00	12.10
Third Quarter	14.75	13.25
Fourth Quarter	13.75	12.62

2006
First Quarter	$16.50	$13.25
Second Quarter	17.75	12.00
Third Quarter	13.90	8.65
Fourth Quarter	11.90	9.90
     On March 28, 2007, the last reported sale price for our Common Stock as quoted on the OTC Bulletin Board was $11.65 per share. As of March 28, 2007 there were approximately 283 beneficial owners of our Common Stock, which includes the number of record holders including the number of individual participants in security position listings.
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
Performance Graph
     On May 23, 2003, we emerged from Chapter 11 bankruptcy protection. As a result, all shares of common stock outstanding on May 23, 2003 were canceled on such date and new common stock was issued. The following graph shows a comparison of our cumulative total returns, the Russell 2000 Stock Index (the “Russell 2000”) and the Standard & Poor’s Composite 500 Stock Index (the “S&P 500”) for the periods from May 30, 2003 (the first day of trading after the emergence from Chapter 11 bankruptcy) to December 31, 2003, and the next three calendar years ending December 31, 2006. A compatible peer-group index for the welding industry, in general, was not readily available since the industry is comprised of a relatively few competitors. The Russell 2000 represents an index based on a concentration of companies having relatively small market capitalization, similar to the Company. The comparison assumes $100 was invested on May 30, 2003 in each of our common stock, the Russell 2000, and the S&P 500, and assumes compounded daily returns with reinvestment of dividends.
Value of $100 Invested

	5/30/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Russell 2000	$100.00	$126.28	$147.75	$152.66	$178.61
S&P500	$100.00	$115.39	$125.77	$129.55	$147.19
Thermadyne Holdings Corporation	$100.00	$117.14	$123.81	$126.67	$94.29
Item 6. Selected Financial Data
     The selected financial data for the years ended December 31, 2006, 2005 and 2004, the seven months ended December 31, 2003, the five months ended May 31, 2003 and the year ended December 31, 2002 set forth below has been derived from our restated 2003, 2004 and 2005 audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein.

	Reorganized Company				Predecessor Company
	Fiscal	Fiscal	Fiscal	Seven	Five	Fiscal
	Year	Year	Year	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	May 31,	December 31,
	2006	2005	2004	2003	2003	2002
Operating Results Data:
Net sales	$451.3	$414.7	$394.5	$201.3	$138.1	$338.5

Operating income (loss)	30.0	12.7	3.5	(5.5)	11.1	26.8

Gain from reorganization and fresh-start accounting	—	—	—	—	(582.1)	—
Income (loss) from continuing operations	2.1	(15.6)	(12.2)	(19.5)	567.6	(19.6)
Income (loss) from discontinued operations, net of tax	(25.5)	(15.7)	(1.7)	(0.8)	1.4	3.6

Net Income (loss)	$(23.0)	$(31.4)	$(13.9)	$(20.3)	$569.0	$(16.0)

Diluted income (loss) per share applicable to common shares:
Continuing operations	$0.18	$(1.18)	$(0.92)	$(1.47)	$158.09	$(5.44)
Discontinued operations	(1.91)	(1.18)	(0.13)	(0.06)	.38	1.00

Net Income (loss)	$(1.73)	$(2.36)	$(1.05)	$(1.53)	$158.47	$(4.44)

Consolidated Balance Sheet Data (Period end):
Working capital(2)	$106.4	$128.1	$152.9	$107.6	$115.5	$119.7
Total assets	517.9	576.5	617.4	489.1	274.9	230.8
Total debt(3)	257.0	258.7	231.7	210.9	809.4	796.4
Total shareholders’ equity (deficit)	103.5	124.0	161.0	142.7	(695.3)	(698.4)
Consolidated Cash Flow Data—Continuing Operations:
Net cash provided by (used in) operating activities	$(15.0)	$(13.6)	$(15.8)	$11.2	$(2.3)	$4.9
Other Data:
Depreciation and amortization	$15.8	$19.2	$20.1	$12.6	$5.2	$17.8
Capital expenditures	(8.5)	(7.9)	(12.0)	(6.6)	(2.2)	(9.3)

(1)	Previously reported amounts have been reclassified as a result of the discontinued operations.

(2)	Amounts for 2002 and as of May 31, 2003 exclude liabilities subject to compromise.

(3)	Amounts for 2002 and as of May 31, 2003 include approximately $778.7 million and $782.1 million, respectively, classified as “liabilities subject to compromise.”
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

Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. In recent years we have taken steps to reduce our overhead and labor costs through intensified focus on improving our operational effiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products. During both 2006 and 2005, we experienced higher than historical average inflation on materials such as copper, steel and brass which negatively affected margins.
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
     For the year ended December 31, 2006, approximately 76% of our sales were made to customers in the Americas. The majority of our international sales are denominated in the local currency of the country of origin of the sale.
Key Indicators
     Key economic measures relevant to us include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include,construction and transportation, railcar manufacturing, oil and gas exploration, metal fabrication and farm machinery, and shipbuilding. The trends in these industries provide important data to us in forecasting our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.
     Key performance measurements we use to manage the business include orders, sales, commodity cost trends, operating expenses and efficiencies, inventory levels and fill-rates. The timing of these measurements varies, but may be daily, weekly and monthly depending on the need for management information and the availability of data.
     Key financial measurements we use to evaluate the results of our business as well as the operations of our individual units include customer order levels and mix, sales order profitability, production volumes and variances, selling, general and administrative expenses, earnings before interest, taxes, and depreciation and amortization, operating cash flows, capital expenditures and controllable working capital. We define controllable working capital as accounts receivable, inventory, and accounts payable. These measurements are reviewed monthly, quarterly and annually and are compared with historical periods, as well as objectives that are established by management and approved by our Board of Directors.
Change in Senior Management
     In October 2005, Brian Truex, Executive Vice President of Global Manufacturing resigned from the Company. In April 2006, Matthew Blake was hired as General Manager Denton (TX) and Roanoke (TX) Manufacturing Operations. In July 2006, Lawrence Rybicki was appointed as Senior Vice President – Manufacturing Americas.
     In December 2005, David L. Dyckman, Executive Vice President and Chief Financial Officer, resigned from the Company. Steven W. Fray, Controller and Principal Accounting Officer, resigned from the Company in July 2006. Steven A. Schumm was appointed Executive Vice President, Chief Financial Officer , Chief Administrative Officer and Principal Finance Officer in August 2006. Mark F. Jolly was appointed Vice President and Global Controller in September 2006 and Principal Accounting Officer in November 2006.

Restatement of Consolidated Financial Statements
     As previously disclosed in our 2005 Form 10-K, during 2005 the Company identified a series of adjustments that resulted in the restatement of our financial statements for the year ended December 31, 2004 and the seven months ended December 31,2003. These adjustments also resulted in the restatement of our previously reported quarterly results for each of the first three quarters of 2005, each quarter of 2004, and the second, third and fourth quarters of 2003. Financial information related to these periods contained in these consolidated financial statements give effect to this restatement. For further details see our 2005 Form 10-K.
     In summary, the restatement adjustments primarily related to: a) the income tax provision and related income tax liabilities; b) the accounting for foreign currency transactions/translation within our international subsidiaries; c) accounting by certain of our international subsidiaries, including the timely recognition of costs, inventory valuations, and customer discounts and the accounting for minority interests; and d) various other balance sheet items relating to the accounting performed by the Company’s international business units and the goodwill and deferred tax effect of certain tax matters described in Note 12—Income Taxes to the consolidated financial statements. The Company’s consolidated net losses for the year ended December 31, 2004 decreased by $(10.1) million and increased $2.8 million in the seven months ended December 31, 2003.
Discontinued Operations
     On December 30, 2006, the Company committed to sell its Brazilian manufacturing operation which was established pursuant to a 10 year agreement expiring in 2008 with a major customer requiring Brazilian based manufacturing. Employees of Thermadyne Brazil were informed of this decision on February 16, 2007. The Company expects to dispose of the operation no later than September 2007, with its results shown as discontinued operations in the Company’s financial statements. The Company is seeking a buyer or buyers for the property and equipment. As a result of this decision, the Company recorded an impairment loss of approximately $15.2 million (net of tax) in the fourth quarter of 2006 which was recorded as a component of discontinued operations. The Company estimates that the Brazilian operations may require cash outlays of $3 million to $4 million during 2007. See Note 3 – Discontinued Operations to the consolidated financial statements.
     On December 30, 2006, the Company committed to divest its following South African subsidiaries as part of the Company’s evaluation of its non-core operations: Maxweld & Braze Pty. Ltd. (“Maxweld”) and Thermadyne South Africa (Pty.) Ltd. (“Thermadyne South Africa”). Maxweld is a wholesaler with an outlet in Johannesburg, South Africa, and Thermadyne South Africa is a retailer with a network of stores throughout South Africa. On February 5, 2007, the Company entered into an agreement to sell the subsidiaries. The selling price is stated in South African Rand which converts to approximately $18 million, assuming a conversion rate of 7.07 Rand per U.S. dollar, with $14 million payable at closing and the balance due no later than three years from the closing date. The closing of the divestitures is expected to take place in April 2007. The Company intends to use the proceeds from the proposed divestitures to further reduce debt. As a result of this decision, the Company recorded an impairment loss of approximately $9.2 million (net of tax) in the fourth quarter of 2006 which was recorded as a component of discontinued operations. See Note 3 – Discontinued Operations to the consolidated financial.
     On April 11, 2006, the Company completed the disposition of Tec.Mo Srl (“TecMo”), an indirect wholly-owned subsidiary which manufactures generic cutting and welding torches and consumables, to Siparex, an investment fund in France and the general manager of TecMo. Net cash proceeds from this transaction of approximately $7.5 million were used to repay a portion of the Company’s outstanding working capital facility. The Company recorded an impairment loss of approximately $663 during the quarter ended March 31, 2006.
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

Results of Operations
     The following table reflects the results of operations for the years ended December 31, 2006, 2005 and 2004. The amounts have been adjusted to reflect the impact of discontinued operations. See Note 3 – Discontinued Operations in our consolidated financial statements.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2006	2005	2004
Net sales	$451,294	$414,717	$394,530
Cost of goods sold	319,647	296,365	279,704

Gross margin	131,647	118,352	114,826
Selling, general and administrative expenses	110,528	100,713	97,958
Amortization of intangibles	2,894	3,146	2,299
Net periodic postretirement benefits	(11,755)	1,823	2,250
Restructuring costs	—	—	8,820

Operating income (loss)	29,980	12,670	3,499
Other expense:
Interest	(26,512)	(22,861)	(20,630)
Amortization of deferred financing costs	(1,344)	(1,485)	(1,418)
Minority interest	(44)	(628)	(318)

Income (loss) from continuing operations before income tax provision	2,080	(12,304)	(18,867)
Income tax provision (benefit)	(405)	3,345	(6,641)

Income (loss) from continuing operations	2,485	(15,649)	(12,226)
Discontinued operations:
Income (loss) from discontinued operations, net of tax (including impairment losses related to discontinued operations in 2006 and 2005)	(25,532)	(15,712)	(1,681)

Net income (loss)	$(23,047)	$(31,361)	$(13,907)

Net sales summary:
Americas net sales	$344,477	$315,285	$300,604
International net sales	106,817	99,432	93,926

Consolidated net sales	$451,294	$414,717	$394,530

     The following description of results of operations is presented for the years ended December 31, 2006, 2005, and 2004.
2006 Compared to 2005
     Net sales from continuing operations for the year ended December 31, 2006 were $451.3 million, which was a 8.8% increase over net sales of $414.7 million for the same twelve months in 2005. Sales in the Americas were $344.5 million for year of 2006, compared to $315.3 million for the same period last year, which is an increase of 9.3%. International sales were $106.8 million for the twelve months ended December 31, 2006 compared to $99.4 million for the same period of 2005, or an increase of 7.4%. Net sales for the twelve months ended December 31, 2006 increased approximately $20 million as a result of increased demand and new product initiatives and approximately $20 million as a result of price increases and was partially offset by a decrease in net sales of approximately $2 million related to market share and $1 million as a result of the impact of foreign currency translation. Net sales in the year of 2006 were reduced by $19 million for rebates paid to customers compared to $15 million in the same period of 2005. The increase in rebates results from increased sales volume to customers achieving volume levels providing higher rebate percentages.
     Gross margin from continuing operations for the twelve months ended December 31, 2006 was $131.6 million, or 29.2% of net sales, compared to $118.4 million, or 28.5% of net sales, for the same period in 2005. Gross margin dollars increased approximately $17 million through new product introductions, volume expansion and price increases. These increases to gross margin were partially offset by approximately $4 million increase in rebate costs. The impact of cost increases from inflation of material costs and production supply cost increases of $17 million were offset by cost savings from productivity initiatives of approximately $17 million. The overall increase in material cost was attributable to higher prices for key raw materials such as copper, brass and steel.
     Selling, general and administrative expenses (“SG&A”) were $110.5 million, or 24.2% of net sales, for the twelve months ended December 31, 2006 as compared to $100.7 million, or 24.3% of net sales, for the twelve months ended December 31, 2005. The increase in SG&A is principally related to incurred for incremental auditing fees to complete the 2005 financial statements and restatement of prior years, costs incurred with accounting specialists and contractors to maintain records following the departures of most corporate accounting personnel during 2006, search firm fees incurred in conjunction with hiring new personnel, fees incurred to modify accounting processes in remediating material weaknesses, fees incurred with international tax specialists to assist in reducing foreign income tax expenses, the consents obtained from bondholders in May and August 2006 and incremental costs associated with the second and third quarter financial statement reviews. These incremental costs approximated $8 million. Stock option expense of $1.1 million was charged to 2006 expense after adoption of SFAS 123R compared to $29 thousand of expense charges in 2005.
     Net periodic postretirement benefits reflect income for the year ended December 31, 2006 of $11.8 million compared to an expense of $1.8 million for the year ended December 31, 2005. As of January 1, 2006, the Company changed its postretirement benefits plan to limit medical benefits to only existing retirees and certain existing employees who were 62 and had 15 years of service. This resulted in a curtailment gain of $11.9 during 2006. In addition, the on-going expense was substantially reduced from prior years as a result of the change. See Note 17 – Employee Benefit Plans to our consolidated financial statements for additional information.
     Interest expense for the twelve months ended December 31, 2006 was $26.5 million, which compares to $22.9 million for the twelve months ended December 31, 2005. The difference primarily results from an overall increase in our average borrowing rate.
     Amortization of intangibles was $2.9 million for the year ended December 31, 2006 compared to $3.1 million for the year ended December 31, 2005, reflecting normal amortization expenses.
     Minority interest expense was $0.1 million for the year ended December 31, 2006 as compared to $0.6 million for 2005. The decrease is a result of the disposal of a minority-owned company at the end of 2005.
     An income tax benefit of $0.4 million was recorded on pretax income of $2.1 million from continuing operations for the year ended December 31, 2006. An income tax provision of $3.3 million was recorded on a pretax loss of $12.3 million from continuing operations for the same period in 2005. The income tax benefit for 2006 is primarily the result of the implementation of international tax planning that reduced both current and prior period liability related to our foreign operations. The income tax provision for 2005 includes $3.6 million of taxes primarily related to income generated in certain foreign jurisdictions. Accruals for income tax currently payable and deferred tax benefits are largely offsetting. Valuation allowances offset a substantial portion of the tax benefit of U.S. net operating losses in both 2006 and 2005.
     Discontinued operations reported a net loss of $25.5 million for the twelve months ended December 31, 2006 compared to a net loss of $15.7 million for the twelve months ended December 31, 2005. In 2006, discontinued operations include impairment losses of $24.4 million compared to impairment losses of $4.6 million along with losses of disposal of $10.4 million in 2005. See Note 3 — Discontinued Operations to the consolidated financial statements.
2005 Compared to 2004
     Net sales for the year ended December 31, 2005 were $414.7 million, which compares to $394.5 million for the year ended December 31, 2004, which is an increase of 5.1%. Sales in the Americas for 2005 were $315.3 million and increased by 4.9% compared to $300.6 million for 2004. The increase in sales in the Americas was seen across all brands and was driven primarily by a stronger industrial economy in the U.S. as well as new product initiatives. International sales for the year ended December 31, 2005 were $99.4 million, which compares to $93.9 million for the year ended December 31, 2004, an increase of 5.9%, which is attributable primarily to market share increases in Asia-Pacific. Net sales in 2005 increased approximately $13 million as a result of new product initiatives, $5 million as a result of price increases, and $2 million as a result of improved demand and market conditions over 2004 net sales. We take advantage of pricing opportunities when they are available, and when required by market or competitive conditions, we will make pricing concessions. As a result of increases in the costs of certain raw materials, principally copper, steel and brass, we implemented price increases in the U.S. in the fourth quarter of 2005 and 2004.
     Gross margin for the year ended December 31, 2005 was $118.4 million, as compared to $114.8 million for the year ended December 31, 2004, an increase of 3.1%. As a percentage of sales, gross margin was 28.5% for 2005 as compared to 29.1% for the year ended December 31, 2004. The decrease in gross margin percentage is principally a result of higher material costs. Material cost increases negatively impacted gross margin by approximately $30 million relative to last year. The overall increase in material costs was attributable to higher prices for key raw materials such as copper, brass, and steel. In addition, the effect of translating the local currency results of the Company’s international business units into U.S. dollars, which did not affect gross margin expressed as a percentage of sales, resulted in an increase in gross margin of $2 million for 2005 as compared with the prior year.
     For the year ended December 31, 2005, new product initiatives improved gross margin by approximately $4 million. The Company’s global cost reduction and containment initiatives, net of increased freight and warranty costs, increased gross margin by approximately $22 million. Gross margin improved as a result of an increase in average unit selling prices of $6 million in 2005 as compared with the prior year and primarily reflect the partial pass through of commodity cost increases.
     Rebates under the modified distributor incentive plan increased to $15 million, 3.6% of net sales for the year ended December 31, 2005 compared to $14 million, 3.5% of net sales for 2004.
     Selling, general and administrative expenses were $100.7 million for the year ended December 31, 2005, which compares to $98.0 million for the year ended December 31, 2004, which is an increase of 2.8%. As a percentage of sales, selling, general and administrative expenses were 24.3% for the year ended December 31, 2005, versus 24.8% for the year ended December 31, 2004. Selling, general and administrative expenses increased approximately $1 million in 2005 primarily as a result of additional sales and marketing initiatives including the expansion and development of international markets, increased new product development, and other expansion initiatives. Expenses also increased over 2004 by $1 million related to increased professional fees principally related to compliance with the Sarbanes-Oxley Act of 2002, other governance costs, and legal costs associated with patent and trademark matters. In addition, costs increased approximately $2 million compared to 2004 related to management incentive compensation and separation costs.
     During the year ended December 31, 2004, we incurred restructuring costs of $5.9 million related to the relocation and consolidation of certain U.S. manufacturing facilities. Also included in restructuring charges for the year ended December 31, 2004 was approximately $3 million of severance costs related to reorganizing the domestic workforce to improve efficiency and productivity. There were no such costs incurred during the year ended December 31, 2005.

     Amortization of intangibles was $3.1 million for the year ended December 31, 2005 compared to $2.3 million for the year ended December 31, 2004.
     Interest expense was $22.9 million for the year ended December 31, 2005, compared to $20.6 million for the year ended December 31, 2004. The increase in interest expense in 2005 resulted from an overall increase in long-term debt as well as an increase in our average borrowing rate.
     Minority interest expense was $0.6 million for the year ended December 31, 2005 as compared to $0.3 million for 2004. The increase is a result of improved earnings at our foreign operations.
     An income tax provision of $3.3 million primarily related to the results of our foreign operations, was recorded on a pretax loss from continuing operations of $12.3 million for the year ended December 31, 2005. An income tax benefit of $6.6 million was recorded on a pretax loss of $18.9 million for the year ended December 31, 2004 reflecting the net effect of reductions in deferred U.S. income tax liabilities and foreign tax expense.
     The loss from discontinued operations of $15.7 million in 2005 primarily resulted from the Company’s sale of the GenSet subsidiary and from the recording of impairment losses related to the discontinued operations of other subsidiaries sold in the first quarter of 2006. See Note 3 - Discontinued Operations to the consolidated financial statements.
Restructuring and Other Charges
     During the five months ended May 31, 2003, the seven months ended December 31, 2003, and the year ended December 31, 2004, we incurred restructuring and other special charges related to initiatives that we have undertaken to lower costs and improve our operational performance. No restructuring charges were incurred during the years ended December 31, 2006 or 2005.
Liquidity and Capital Resources
     Liquidity. Our principal uses of cash will be capital expenditures, working capital and debt service obligations. We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Revolver, described below.
     In 2006, our net cash used in continuing operations was $1.9 million. Net debt repayments were $2 million which included $20 million in additional borrowings under the Second-Lien Facility that was used to repay the Term Loan and Revolver resulting in additional availability under the Revolver.
     In 2007, we anticipate our capital expenditures will be approximately $15.0 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.4 million and $0.7 million, respectively. We expect our operating cash flow, together with available borrowings under the Revolver, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements of the Credit Agreement and Second-Lien Facility, the Notes and our other long-term obligations for 2007, as well as to maintain compliance with the related financial covenants. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Our debt structure, terms, covenants, and a history of these instruments is presented below.
     At December 31, 2006, the Company and its U.S. subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $70.0 million revolving loan commitment (the “Revolver”) and a $2.1 million delayed draw term loan (the “Delayed Draw Term Loan”). See Note 8—Debt and Capital Lease Obligations to the consolidated financial statements.
     Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and leverage ratios relative to EBITDA, as defined in the Credit Agreement, and other customary provisions and requires refinancing of the obligations under the Second-Lien Facility by August 7, 2008. In connection with the Credit Agreement, our foreign subsidiaries in Australia, the United Kingdom and Canada granted second security interests in their assets to the lenders under our Second-Lien Facility due November 7, 2008 and guaranteed our $175.0 million 9 1/4% Senior Subordinated Notes. Interest rates on the Credit Agreement have been reduced to, at our option, LIBOR (5.37% as of December 31, 2006) plus 2.25% or the prime rate (8.25% at December 31, 2006) plus 0.5% on the revolving facility. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Unused portions of the Revolver bear interest at the rate of 0.5% per annum. The Amended Credit Agreement does under certain conditions, allow for the use of the Revolver to repay the Second-Lien Facility. As of December 31, 2006, we had outstanding borrowings of $17.6 million and issued letters of credit totaling $12.7 million under the Revolver. We had availability of $23.7 million under the Revolver at December 31, 2006. The Revolver terminates on November 22, 2009. The Credit Agreement also included a Term Loan which was repaid in July 2006. As of December 31, 2006 we did not have access to the Delayed Draw Term loan.
     In March 2005, we entered into amendments which modified financial covenants in the Credit Agreement and enabled us to extend our Second-Lien Facility. On July 27, 2005, August 8, 2005, October 5, 2005 and November 7, 2005, we further amended the Credit Agreement to modify certain financial and non-financial covenants and enable us to extend and expand our Second-Lien Facility from $20 million to $30 million. On December 29, 2005 the Company further amended the Credit Agreement to permit the sale of the Stock of GenSet and Soltec, and to decrease both the total loan commitment and the Revolver loan commitment. The amendment further stipulated that the net proceeds of each of the GenSet sale and Soltec sale be applied to the principal balance of the Revolver. Both the GenSet and the Soltec sales have been completed and the net proceeds applied to the Revolver in the first quarter of 2006. In May 2006, the Credit Agreement was amended to (i) delete the EBITDA covenant from the agreement, (ii) modify the minimum fixed charge coverage ratio and (iii) modify the maximum leverage ratio covenants. In July 2006, the Credit Agreement was further amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 reduction per quarter thereafter until the coverage ratio reaches 4.00 which occurs during the quarter ending March 31, 2010, (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at December 31, 2007 and thereafter and (iii) establish a minimum availability requirement of $5 million. In October 2006 and March 2007, the Agreement was further amended to modify the leverage ratios as of September 2006 and December 2006 and established the leverage ratio at 6.00 for March 2007 through June 2007 declining by 25 basis points quarterly thereafter to 4.50 in December 2008.
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
     On November 7, 2005, we and certain of our subsidiaries further amended the Second-Lien Facility to increase the amount of borrowings from $20.0 million to $30.0 million, extend the maturity of the facility from April 30, 2006 to November 7, 2008, and obtain a more attractive interest rate. Proceeds were used to repay a portion of the Revolver. In May, 2006, the Credit Agreement and the Second-Lien Facility were also amended to permit, under certain conditions, the redemption of Senior Subordinated Notes with excess cash flow, as defined in the Indenture and to extend the time by which we are required to provide certain financial information. In July 2006, we amended the Second-Lien Facility to increase the amount of borrowings from $30 million to $50 million. The proceeds were used to repay the Term Loan in full with the balance of the proceeds being used to pay a portion of the Revolver. The Second-Lien Facility, as amended, accrues interest at our option, at LIBOR (5.37% as of December 31, 2006) plus 4.50%, or an alternative base rate of the greater of (i) the Prime Rate or

(ii) the federal funds rate plus one half of 1.00%, plus 3.50%. In addition, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings from $30 million to $50 million.
     At December 31, 2006, the Company was in compliance with its financial covenants, as a result of amendments received in March 2007 which increased the Company’s maximum leverage ratio and decreased the minimum fixed charge ratio, effective as of December 31, 2006. The Company expects to remain in compliance with the financial covenants during 2007 by achieving our 2007 financial plan, which includes realizing sales of new products to be introduced throughout 2007, continuing impact of 2006 price increases for existing products, and successfully implementing certain cost reduction initiatives including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing. The Company has reached agreement to sell its South African operation which will also generate additional liquidity. If the Company is not successful in achieving the 2007 financial plan, the Company could also pursue other alternatives to repay debt and improve liquidity. These alternatives include deferral of certain capital expenditures and reduction of costs. If the Company is not successful in achieving the 2007 financial plan, as well as the aforementioned alternatives, the Company may not be in compliance with the revised financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility. There can be no assurance that the Company could obtain such amendments, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on the Company’s financial condition.
     The Senior Subordinated Notes (the “Notes”) accrue interest at 9 1/4% per annum, which is payable semiannually in cash. The Notes are guaranteed by our domestic subsidiaries, which are also borrowers or guarantors under the Amended Credit Agreement, and certain of our foreign subsidiaries. The Notes contain customary covenants and events of default, including covenants that limit our ability and our subsidiaries’ abilities to incur debt, pay dividends and make certain investments. On May 16, 2006, we amended the indenture for the Senior Subordinated Notes to, among other things, extended the time by which we had to file with the Securities and Exchange Commission our Annual Report on Form 10-K for the year ended December 31, 2005 and any other reports then due, and obtain a waiver for the default resulting from our failure to timely file the 2005 Annual Report. In consideration for the amendment, we paid noteholders who consented to the amendment a consent fee of $2.50 for each $1,000 in principal amount of Notes. The amendment also requires us, subject to certain conditions, to annually use our excess cash flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the Notes pursuant to which we will offer to repurchase outstanding Notes at a purchase price of 101% of their principal amount.
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
     Working Capital and Cash Flows. The operating activities of our continuing operations used $15.0 million of cash during the year ended December 31, 2006, compared to cash used of $12.7 million during the year ended December 31, 2005. This includes the change in operating assets and liabilities which used $12.8 million of cash for the year ended December 31, 2006, compared to $1.3 million of cash used in the year ended December 31, 2005 and consisted of:
•	Accounts receivable used $8.1 million of cash in 2006, compared to $9.6 million of cash used during the year ended December 31, 2005. The increase in accounts receivable in 2006 resulted primarily from the increased sales in the fourth quarter of 2006.

•	Inventory provided $4.9 million of cash in 2006 compared to a use of $12.4 million of cash used in the year ended December 31, 2005. The decrease in inventory during 2006 resulted from an effort to reduce excess inventory levels.

•	In 2006, $5.8 million of cash out flow arose from decreased accounts payable, which compares to $15.8 million of cash generated in the year ended December 31, 2005.

•	Increased accrued interest of $0.9 million in 2006 relating primarily to higher interest rates.
     The sale of discontinued operations during 2006 as discussed in Note 3 — Discontinued Operations to the consolidated financial statements generated $16.5 million of positive cash flow which was utilized to pay down debt and fund working capital requirements during 2006.
     Cash used for capital expenditures was $8.5 million during the year ended December 31, 2006, compared to $7.9 million in the year ended December 31, 2005.
     Financing activities generated $6.9 million of cash during 2006, which compares to $19.8 million of cash generated during the year ended December 31, 2005. Net repayments were $2.0 million during the year ended December 31, 2006, but were offset by $0.3 million of deferred financing fees and also reflects an adjustment of $1.1 million for stock option expenses related to the adoption of SFAS 123R. This includes a $20 million in additional borrowings under the Second-Lien Facility that was used to repay the Term Loan and Revolver resulting in additional availability under the Revolver. For the year ended December 31,2005, net borrowings amounted to $27.5 million.
Contractual Obligations and Commercial Commitments
     In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Where applicable, information included in our consolidated financial statements and notes are cross-referenced in this table.

	Payments Due by Period
		Less than	1- 3	3-5	More Than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt	$242,235	$17,606	$51,297	$—	$173,332
Interest payments related to long-term debt	117,939	18,596	33,244	32,375	33,724
Capital leases	14,761	1,379	3,884	4,843	4,655
Operating leases	29,423	7,476	11,228	5,383	5,336
Purchase obligations	6,202	6,202	—	—	—

Total	$410,560	$51,259	$99,653	$42,601	$217,047

     The amounts shown for capital leases and long-term debt include the effective interest expense component. Our purchase obligations relate primarily to inventory purchase commitments. At December 31, 2006, we had issued letters of credit totaling $12.7 million under the revolving credit facility.
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
Effect of Inflation; Seasonality
     In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance. Our general operating expenses, such as salaries, employee benefits and facilities costs, are subject to normal inflationary pressures. Our operations are generally subject to mild seasonal increases in the second and third calendar quarters.
Critical Accounting Policies
     Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. No material adjustments to our accounting policies have been made in 2006 or 2005, except for stock option accounting adopted in 2006. We believe the following are some of the more critical judgmental areas in the application of our accounting policies that affect our financial condition and results of operations.
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
Inventories
     Inventories are a significant asset, representing 19% of total assets at December 31, 2006. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last in, first-out (LIFO) method, which represents 71% of consolidated inventories, and our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 29% of consolidated inventories.
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
     We account for our intangible assets, excluding goodwill and trademarks, in accordance with SFAS No. 144, which requires us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to recover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.
     Our trademarks are generally associated with our significant and well-established product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of our trademarks’ useful lives. Upon emergence from bankruptcy, these intangibles had a fair value of $33.4 million and were determined to have an indefinite life for financial reporting purposes and no tax basis. As a result, deferred tax liabilities of $12.7 million were recorded in 2003 with a corresponding increase in goodwill.
     We test goodwill for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, we perform our impairment analysis on a consolidated enterprise level. We use comparable market values, market prices and the present value of expected future cash flows to estimate fair value. We must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates. Based on an impairment analysis we completed in the fourth quarter of 2006, no adjustment to the carrying value of our goodwill was deemed necessary as of December 31, 2006.
     As a result of the 2003 bankruptcy restructuring, the Company recognized cancellation of indebtedness income. Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, but reduced various tax attributes, primarily the tax basis in the stock of a subsidiary, for which a deferred tax liability was recorded. The final determination of the reduction in the tax attributes was made following the bankruptcy restructuring with the filing of the Company’s federal tax return. As a result, in September 2004 the Company revised certain estimates and recorded adjustments to increase deferred tax liabilities by $60.2 million, and recorded a cumulative catch up adjustment of $9.5 million income tax benefit in the statement of operations, with an offsetting increase of $69.7 million in goodwill.
Stock Option Accounting
     The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As a result of adopting SFAS No. 123(R) in 2006, the Company’s recorded pre-tax stock-based compensation expense for the year of $1.1 million within selling, general and administrative expense. Prior to 2006, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption except the impact of the acceleration of non-vested options in the fourth quarter of 2005. See Note 14 – Stock Options and Stock-Based Compensation of our consolidated financial statements.

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
     Terms of sale generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon historical experience, have been recorded. Restocking charges will generally be assessed for product that is returned due to issues outside the scope of the Company’s warranty agreements.
Income Taxes
     We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to the excess of the fresh-start accounting valuation over the tax basis of our primary operating subsidiary, net operating loss carryforwards, fixed assets, intangible assets and post-employment benefits.
     We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. In making this assessment we consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2006, a valuation allowance has been recorded against our deferred tax assets based upon this assessment. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.
     The majority of the earnings of our foreign subsidiaries are deemed included in our U.S. income tax return under I.R.C. Section 956 relating to the earnings of a foreign subsidiary which guarantees the borrowings of its U.S. parent. Upon actual or deemed distribution of those earnings, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in amounts which differ from the estimates we have recorded. See Note 12 – Income Taxes to the consolidated financial statements.
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
     As a result of the 2003 bankruptcy restructuring, the Company recognized cancellation of indebtedness income. Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, but reduced various tax attributes, primarily the tax basis in the stock of a subsidiary, for which a deferred tax liability was recorded. The final determination of the reduction in the tax attributes was made following the bankruptcy restructuring with the filing of the Company’s federal tax return. As a result, in September 2004 the Company revised certain estimates and recorded adjustments to increase deferred tax liabilities by $60.2 million, and recorded a cumulative catch up adjustment of $9.5 million income tax benefit in the statement of operations, with an offsetting increase of $69.7 million in goodwill.
Factors That May Affect Future Results
     For a discussion of factors that may affect future results see “Risk Factors.”

Recently Issued Accounting Standards
     Effects of Prior Year Misstatements. In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2006 annual consolidated financial statements. The impact of SAB No. 108 does not have a material impact on the Company’s financial statements.
     Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The FASB also issued in September 2006 SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No.158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No.158 did not have a significant impact on the financial condition, results of operations, cash flows or disclosures of the Company.
     Fair Value Measurements. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of SFAS No. 157 is not expected to have a significant impact on the financial condition, results of operations, cash flows or disclosures of the Company.
     Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007 and does not expect the adoption to have a material impact on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our primary financial market risk relates to fluctuations in currency exchange rates, commodity price risk and interest rates.
     A substantial portion of our operations consist of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia, Canada and South America. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates in the foreign markets in which we distribute our products. Our exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, China, Italy, Malaysia, and Mexico as well as in the United States. A substantial portion of the products manufactured in most of these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the United States are denominated in U.S. dollars, which further limits our exposure to changes in the exchange rates. We are most susceptible to a strengthening U.S. dollar and the negative effect when local currency financial statements are translated into U.S. dollars, our reporting currency. We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are material to our financial results of continuing operations. As a result, we do not actively try to manage our exposure to continuing operations through foreign currency forward or option contracts. We do have exposure to adjustments to the South African denominated receivable of US $14 million related to the anticipated April 2007 closing on the sale of our South African operations.
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
     In order to manage interest costs, we entered into an interest rate swap arrangement on February 24, 2004 to convert $50.0 million of the Senior Subordinated Notes into variable rate debt. We pay interest on the swap at LIBOR plus a spread of 442 basis points. Interest rate risk management agreements are not held or issued for speculative or trading purposes. We are also exposed to changes in interest rates primarily as a result of our Credit Agreement and Second-Lien Facility that have variable interest rates. At December 31, 2006, we had approximately $67.6 million of variable rate debt. With this amount of variable rate debt, and including the effects of the $50.0 million interest rate swap, a hypothetical 100 basis point increase in our variable borrowing rates would result in an increase in interest expense of approximately $1.2 million annually.
Item 8. Financial Statements and Supplementary Data
     The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     As reported in the Company’s Current Report on Form 8-K filed on July 19, 2006, Ernst & Young LLP (“Ernst & Young”) resigned as the Company’s independent registered public accounting firm effective as of the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In September 2006, the Company named KPMG LLP as its new independent registered public accounting firm.
     In connection with the audits of the Company’s financial statements for the years ended December 31, 2004 and 2005 and subsequent periods, there were no disagreements (as described under Item 304(a)(1)(iv) of Regulation S-K) to date between Ernst & Young and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures that, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with considering its report on the Company’s financial statements for such periods.
     During the years ended December 31, 2006, 2005 and 2004, there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K, except as follows:
•	The Company disclosed certain material weaknesses in its internal controls over financial reporting in its Annual Report on Form 10-K filed on March 17, 2005 and its Quarterly Reports on Form 10-Q filed on May 10, 2005, August 9, 2005 and October 9, 2005. For a discussion of these material weaknesses, See Item 9A—“Controls and Procedures” in the Company’s 2004 Annual Report on Form 10-K filed on March 17, 2005 and Item 4—“Controls and Procedures” in each of its Quarterly Reports on Form 10-Q filed in 2005; such sections are incorporated herein by reference.

•	The Company disclosed certain material weaknesses in its internal controls over financial reporting in its Annual Report on Form 10-K filed on August 3, 2006 and its Quarterly Reports on Form 10-Q filed on

August 3, 2006, November 8, 2006 and November 15, 2006. For a discussion of these material weaknesses, See Item 9A—“Controls and Procedures” in the Company’s 2005 Annual Report on Form 10-K filed on August 2, 2006 and Item 4—“Controls and Procedures” in each of its Quarterly Reports on Form 10-Q filed in 2005; such sections are incorporated herein by reference.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and preparation of published financial statements.
     As of December 31, 2006, our management evaluated the effectiveness of our disclosure controls and procedures and concluded that disclosure controls and procedures were effective.
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
     Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and principal accounting officer and with the assistance of various accounting consultants, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     The Company’s independent registered public accountant, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears below.

Remediation of Prior Material Weaknesses
     The Company previously reported that, as of December 31, 2005, certain controls and procedures were not effective because of the material weaknesses relative to (1) ineffective internal controls over the financial statement close process; (2) lack of oversight and monitoring of our smaller international locations; (3) inadequate and insufficient controls related to foreign currency accounting; (4) insufficient controls related to the determination and reporting of the liabilities for deferred taxes and state income taxes and the provision for income taxes; and (5) inadequate procedures to properly reconcile inter-company account balances. In 2006, the Company made extensive process and personnel changes in the areas noted above in an effort to establish effective internal controls and eliminate the material weaknesses. The process changes included pervasive modifications to the internal control procedures and the control environment consisting of comprehensive and timely account reconciliations and analyses in concert with appropriate oversight and review by experienced personnel combined with expanded use of computer systems capabilities. All management personnel associated with external financial reporting and disclosures and associated with setting and monitoring corporate-wide financial accounting and internal control procedures have been replaced. Since August 1, 2006, the Company has hired a new Chief Financial Officer, Global Controller, Director of Accounting, Director of Tax, and Director of Financial Reporting who guided the design and implementation of new procedures, the selection of new personnel and the staffing assignments. These changes in corporate-wide financial management personnel and the internal control environment have provided enhanced guidance and coordination for the operational financial personnel that have been largely intact and operating effectively. These material weaknesses no longer exist as of December 31, 2006. The remedial actions associated with these material weaknesses are as follows.
     Ineffective internal controls over the financial statement close process. The description in our 2005 Form10-K indicated that the primary factors contributing to this weakness were (i) insufficient complement of accounting personnel with the departure of the CFO, Controller, Tax Director, and Director of Financial Reporting, (ii) insufficient complement of personnel knowledgeable in Company’s records and in proper application of GAAP, (iii) insufficient written policies and procedures and support for elimination entries and fresh start accounting entries relative to consolidation, resulting in problems in determination of gain/loss on dispositions and in foreign currency accounting and (iv) ineffective controls to ensure that balance sheet accounts were proper with account reconciliations and appropriate review over allowance for doubtful accounts and the various accruals. During the time period of August through October 2006, Thermadyne hired a Chief Financial Officer, a Global Controller, and Directors of Tax, Financial Reporting, Accounting and Internal Audit. All of these individuals have considerable experience in their respective functions primarily with companies of a similar or larger size than Thermadyne. They all bring a high level of technical expertise to their positions. In addition, Thermadyne retained the services of several accounting firms who had developed considerable knowledge of the Company through their work in the Company’s 2005 audit process and resulting restatement effort. Under the oversight of Company financial management, these firms assisted the Company in the preparation of reconciliations and analyses and the implementation of new processes and with the preparation of its quarterly and annual filings with the SEC. These accounting specialists were focused on assisting the Company especially in the areas of foreign currency computations, discontinued operations, the determination of elimination company entries and income tax accounting. Management believes that corporate office monitoring controls and oversight have been established to prevent and detect any material misstatement in these areas. These controls by Thermadyne corporate office occur on a monthly, quarterly, and annual basis. Examples of these controls include: quarterly account reconciliations, experienced management review of the monthly financial analyses and the quarterly audit submissions by the locations, performance of variance analysis, approval of journal entries, and use of a monthly closing checklist to ensure all items are accounted for. Independent accounting and system specialists assisted in establishing procedures regarding the use of computer system capabilities for intercompany account reconciliations; foreign currency translation; consolidation accounting and maintaining fresh-start accounting records. The restatement process performed in 2005 provided insight into the fresh-start accounting issues and led to many adjustments that were reflected in the restated financial statements. The knowledge developed in this process was retained for use in future issues involving the fresh-start accounting process. Procedures put in place regarding foreign currency accounting are further discussed below.

     Inadequate and insufficient controls related to foreign currency accounting. In 2005, we concluded that our records and Company personnel knowledge of our foreign currency accounting, particularly with regard to inter-company related balances, were inadequate and represented a material weakness. The insufficient controls include (i) limited knowledge by foreign personnel in determining the proper classification between income and other comprehensive income and (ii) insufficient review by knowledgeable U.S. personnel responsible for financial reporting. The Company implemented new procedures to fully utilize existing foreign currency computer software capability, to implement monitoring controls around foreign currency accounting by corporate personnel with the assistance of outside professionals and to ensure that finance personnel reviewing these balances have sufficient level of knowledge, especially in their knowledge of US GAAP. Quarterly review procedures were implemented to review the impact of changing exchange rates on the financial statements and ensure amounts were properly recorded.
     Insufficient controls related to the determination and reporting of the liabilities for deferred taxes and state income taxes and the provision for income taxes. During the 2005 year end financial statement close process, adjustments were recorded to deferred income tax liabilities and state income tax liabilities and to adjust the income tax provision. We also determined that we did not maintain effective controls to identify and properly account for certain state income tax matters. We concluded that a material weakness for insufficient controls related to the determination and reporting of the liabilities for deferred taxes and state income taxes and the provision for income taxes existed. During 2006, we utilized the services of an international accounting firm with extensive knowledge in these areas of concern at Thermadyne. This firm was used to assist in the determination of our quarterly income tax provisions, our deferred income tax accounting, and the implementation of comprehensive state income tax analyses and record keeping procedures. The new Director of Tax hired in October 2006 has substantial tax experience in multi-national, publicly-traded companies. This person was extensively involved in our analyses. He has instituted strong policy enforcement regarding the receipt and accuracy of quarterly and annual information provided by our divisions. Schedules were prepared detailing the deferred tax items to allow proper accounting treatment at year end 2006. In addition, the Company’s new Chief Financial Officer has experience in income tax accounting concepts and was actively involved in the review of tax issues from prior years and for 2006.
     Lack of oversight and monitoring of our smaller international locations. During the 2005 year end financial statement close process, we identified various adjustments to the amounts reported by two of our smaller international locations. We concluded that a material weakness continued to exist with regard to our accounting procedures at certain foreign subsidiaries and our corporate oversight and review of these locations as of December 31, 2005. Management replaced local management with individuals who had financial experience and understood the need to report accurate results. We also instituted a formal review process of all international locations that included corporate staff review of monthly changes in financial statements, monthly reports to senior management that were reviewed to identify any unexpected swings or trends in operations. Each quarter the locations submit detailed schedules supporting the balance sheet and income statement balances that were reviewed by corporate office to ensure that they were reasonable and complete. This included analyses of reserves and accruals. In addition, each quarter and at year end, local management participated in a telephone conference to review the results of the quarter and to highlight any issues during the quarter or potential issues in future periods.
     Inadequate procedures to properly reconcile inter-company account balances. In 2005, we identified a material weakness relating to the reconciliation of inter-company account balances related to prior period transactions and to foreign currency accounting related to inter-company balances. The material weakness resulted from inadequate procedures to reconcile the inter-company account balances and analyze unmatched items. We hired additional outside accounting resources to add to our internal corporate office accounting personnel that allowed for monthly reconciliation of all amounts between and among all individual company ledgers. All personnel involved in the monthly reconciliation have accounting experience including inter-company account reconciliation experience. Inquiries by corporate office accounting personnel regarding differences identified are made of accounting personnel at the location level. Corporate office accounting personnel perform various inquiries, determine the resolution of differences, and communicate to the divisions the necessary adjustments regarding the differences. Unusual differences or other important matters are explained on the reconciliations. Upon completion of the resolution of differences, managers in the corporate office accounting group review and approve these reconciliations. As described above, we also took steps to improve our foreign currency accounting which included the impact on inter-company accounts.
     In summary, we implemented process improvements in 2006 necessary to remediate the material weaknesses identified in 2005.
Changes in Internal Control Over Financial Reporting
     Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Thermadyne Holdings Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Thermadyne Holdings Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2006, and our report dated March 30, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
St. Louis, Missouri
March 30, 2007

Item 9B. Other Information
Changes in management that were not reported on Form 8-K during the twelve months ended December 31, 2006 are described in Item 7.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The Company plans to file the 2007 Proxy Statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2007. Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2007 Proxy Statement.
     Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position(s)
Paul D. Melnuk	53	Chairman of the Board and Chief Executive Officer
Steven A. Schumm	54	Executive Vice President—Chief Financial and Administrative Officer
John A. Boisvertr	45	Executive Vice President—Brand Management
Terry Downes	39	Executive Vice President—Global Corporate Development
Dennis G. Klanjscek	57	Executive Vice President—Asia Pacific
Martin Quinn	50	Executive Vice President—Global Sales

Paul D. Melnuk	Mr. Melnuk has been a member of our Board of Directors since May 2003, was elected Chairman of the Board in October 2003, and was appointed Chief Executive Officer on January 28, 2004. Mr. Melnuk is a director and chairman of the audit committee at Petro-Canada, a multinational integrated oil and gas company headquartered in Calgary, Alberta, and a director of several private companies. Mr. Melnuk has been a managing partner of FTL Capital Partners, LLC, a private equity firm, since 2001. Prior to 2001, Mr. Melnuk served as President and Chief Executive Officer of the predecessor to The Premcor Refining Group Inc., an oil refining company, Barrick Gold Corporation, a gold mining company, and Bracknell Corporation, a contracting company.

Steven A Schumm	Mr. Schumm, a CPA, joined Thermadyne in August 2006 as the Executive Vice President, Chief Financial Officer and Chief Administrative Officer after serving as a consultant for the company since April 2006. He has over 30 years of experience in all areas of finance. He was previously employed as Chief Financial Officer of LaQuinta Corporation, a publicly traded limited service hotel owner and operator, Chief Administrative Officer and interim Chief Financial Officer of Charter Communications, a publicly traded cable service provider, and a partner with the independent public accounting firm, Ernst & Young LLP.

John A. Boisvert	Mr. Boisvert was elected Executive Vice President of brand management in January 2003. Previously, he served as Executive Vice President for our subsidiaries, Thermal Dynamics Corporation and C&G Systems Inc. Prior to that time, Mr. Boisvert served as the Vice President, General Operations Manager for Thermal Dynamics and C&G. He has over 20 years of experience in various capacities within Thermadyne.

Terry Downes	Mr. Downes joined Thermadyne in June 2003 as Director of Market Integration and in March of 2006 was promoted to Executive Vice President Global Corporate Development. He has 12 years of international business development experience with primary focus in the manufacturing sector. He was previously employed by Novar PLC and Redland PLC. Mr. Downes has lived in the U.S., Latin America, Southeast Asia and Europe.

Dennis G. Klanjscek	Mr. Klanjscek has served as Executive Vice President-Asia Pacific since January 1996. Prior to January 1996, Mr. Klanjscek spent over 20 years with British Oxygen Company and six years leading a management buyout of a welding company in Australia.

Martin Quinn	Mr. Quinn was elected Executive Vice President of Global Sales effective March 30, 2005. From 1999 to March 30, 2005, Mr. Quinn served as Vice President Marketing and Sales—Asia Pacific. Prior to that, he was Managing Director—Asia. He has over 22 years with Thermadyne.
     No executive officer or director, or any associate of an executive officer or director, is a party adverse to us or any of our subsidiaries in any material proceeding or has any material interest adverse to us or our subsidiaries. Except as indicated above, no executive officer or director is related by blood, marriage or adoption to any other executive officer or director.
Item 11. Executive Compensation
     The information required by this item is set forth under the caption “Compensation Discussion and Analysis” in the 2007 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is set forth under the caption “Information about Stock Ownership” in the 2007 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this item is set forth under the caption “Independent Registered Public Accountant Fees and Other Matters” in the 2007 Proxy Statement and is incorporated herein by reference.

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
Exhibits
     A listing of Exhibits in included following the financial statements.

THERMADYNE HOLDINGS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Thermadyne Holdings Corporation:
We have audited the accompanying consolidated balance sheet of Thermadyne Holdings Corporation (the Company) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermadyne Holdings Corporation as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in Note 2 to the consolidated financial statements, effective as of the end of the fiscal year after December 15, 2006 the Company adopted the recognition and disclosure provisions as required by Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
As discussed in Note 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment.
/s/ KPMG LLP
St. Louis, Missouri
March 30, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
Thermadyne Holdings Corporation
We have audited the accompanying consolidated balance sheet of Thermadyne Holdings Corporation as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation at December 31, 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
August 2, 2006

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands,
	except share data)
ASSETS

Current assets:
Cash and cash equivalents	$11,310	$13,187
Accounts receivable, less allowance for doubtful accounts of $2,483 and $2,746, respectively	79,249	68,802
Inventories	98,364	101,312
Prepaid expenses and other	6,425	6,807
Assets held for sale	16,493	73,848
Deferred tax assets	1,104	1,861

Total current assets	212,945	265,817
Property, plant and equipment, net	43,334	47,438
Goodwill	192,160	192,160
Intangibles, net	63,053	64,922
Other assets	6,633	6,879

Total assets	$518,125	$577,216

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Working capital facility	$17,606	$31,796
Current maturities of long-term obligations	1,378	10,670
Accounts payable	32,298	36,147
Accrued and other liabilities	34,519	32,461
Accrued interest	8,252	7,317
Income taxes payable	1,248	1,806
Liabilities related to assets held for sale	11,279	17,473

Total current liabilities	106,580	137,670
Long-term obligations, less current maturities	238,012	216,253
Deferred tax liabilities	46,456	56,028
Other long-term liabilities	23,266	41,098
Minority interest	307	2,214
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized—25,000,000 shares,
Issued and Outstanding—13,335,517 shares at December 31, 2006 and 13,318,158 shares at December 31, 2005	133	133
Additional paid-in capital	184,804	183,541
Accumulated deficit	(88,618)	(65,571)
Accumulated other comprehensive income	7,185	5,850

Total shareholders’ equity	103,504	123,953

Total liabilities and shareholders’ equity	$518,125	$577,216

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales	$451,294	$414,717	$394,530
Cost of goods sold	319,647	296,365	279,704

Gross margin	131,647	118,352	114,826
Selling, general and administrative expenses	110,528	100,713	97,958
Amortization of intangibles	2,894	3,146	2,299
Net periodic postretirement benefits	(11,755)	1,823	2,250
Restructuring costs	—	—	8,820

Operating income	29,980	12,670	3,499
Other expense:
Interest	(26,512)	(22,861)	(20,630)
Amortization of deferred financing costs	(1,344)	(1,485)	(1,418)
Minority interest	(44)	(628)	(318)

Income (loss) from continuing operations before income tax provision	2,080	(12,304)	(18,867)
Income tax provision (benefit)	(405)	3,345	(6,641)

Income (loss) from continuing operations	2,485	(15,649)	(12,226)
Loss from discontinued operations, net of tax	(25,532)	(15,712)	(1,681)

Net loss	$(23,047)	$(31,361)	$(13,907)

Basic income (loss) per share:
Continuing operations	$0.19	$(1.18)	$(0.92)
Discontinued operations	(1.92)	(1.18)	(0.13)

Net loss	$(1.73)	$(2.36)	$(1.05)

Diluted income (loss) per share:
Continuing operations	$0.18	$(1.18)	$(0.92)
Discontinued operations	(1.91)	(1.18)	(0.13)

Net loss	$(1.73)	$(2.36)	$(1.05)

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par	Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity (Deficit)
	(In thousands)
December 31, 2003	13,300	133	183,267	(20,303)	6,386	169,483
Comprehensive income (loss):
Net loss				(13,907)		(13,907)
Foreign currency translation (net of $0 tax)					5,279	5,279

Comprehensive loss						(8,628)
Stock option compensation	14		193			193

December 31, 2004	13,314	133	183,460	(34,210)	11,665	161,048
Comprehensive income (loss):
Net loss	—	—	—	(31,361)	—	(31,361)
Foreign currency translation (net of $0 tax)	—	—	—	—	(5,170)	(5,170)
Minimum pension liability	—	—	—	—	(645)	(645)

Comprehensive loss						(37,176)
Common stock issuance—Employee stock purchase plan	4	—	52	—	—	52
Stock option compensation	—	—	29	—	—	29

December 31, 2005	13,318	$133	$183,541	$(65,571)	$5,850	$123,953
Comprehensive income (loss):
Net loss	—	—	—	(23,047)	—	(23,047)
Foreign currency translation (net of $0 tax)	—	—	—	—	521	521
Minimum pension liability	—	—	—	—	370	370
Minimum post retirement liability	—	—	—	—	444	444

Comprehensive loss						(21,712)
Common stock issuance—Employee stock purchase plan	14	—	155	—	—	155
Exercise of stock options	4		55			55
Stock option compensation	—	—	1,053	—	—	1,053

December 31, 2006	13,336	$133	$184,804	$(88,618)	$7,185	$103,504

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
		(in thousands)
Cash flows from continuing operations:
Cash flows from operating activities:
Net income (loss)	$(23,047)	$(31,361)	$(13,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	25,532	15,712	1,681
Minority interest	44	628	318
Depreciation and amortization	15,784	19,162	19,449
Deferred income taxes	(8,815)	(15,483)	(12,252)
Net periodic post-retirement benefits	(11,755)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,091)	(9,572)	(5,750)
Inventories	4,921	(12,419)	(13,035)
Accounts payable	(5,774)	15,794	3,037
Accrued and other liabilities	1,654	957	(1,007)
Accrued interest	934	188	6,822
Other long-term liabilities	(4,755)	3,135	3,242
Other, net	(1,650)	595	(2,704)

Net cash used in operating activities	(15,018)	(12,664)	(14,106)

Cash flows from investing activities:
Capital expenditures	(8,547)	(7,923)	(10,656)
Acquisition of minority interest	(3,954)	—	—
Proceeds from sales of assets	1,957	854	171
Proceeds from sales of discontinued operations	16,455	4,797	—
Investment in joint venture	—	(850)	—

Net cash provided by (used in) investing activities	5,911	(3,122)	(10,485)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(14,190)	20,972	(3,149)
Net borrowings under Second-Lien facility	20,000	10,000	20,000
Net borrowings (repayments) under other credit facilities	(7,790)	(3,466)	3,707
Financing fees	(348)	(747)	(7,572)
Stock compensation expense	1,053	—	—
Exercise of warrants and employee stock purchases	210	81	193
Advances from discontinued operations	7,930	(6,792)	9,823
Other, net	—	(219)	(642)

Net cash provided by financing activities	6,865	19,829	22,360

Effect of exchange rate changes on cash and cash equivalents	365	2,435	(3,044)

Net cash provided by (used in) continuing operations	(1,877)	6,478	(5,275)

Cash flows from discontinued operations
Net cash provided by operating activities	7,333	3,799	1,670
Net cash used in investing activities	(294)	(3,984)	(4,270)
Net cash provided by (used in) financing activities	(9,454)	2,427	(3,561)
Effect of exchange rates on cash and cash equivalents	(187)	(219)	1,713

Net cash provided by (used in) discontinued operation	(2,602)	2,023	(4,448)

Total increase (decrease) in cash and cash equivalents	(4,479)	8,501	(9,723)
Total cash and cash equivalents at beginning of period	15,562	7,061	16,784

Total cash and cash equivalents at end of period	$11,083	$15,562	$7,061

Continuing operations
Cash and cash equivalents at beginning of period	$13,187	$6,709	$11,984
Net cash provided by (used in) continuing operations	(1,877)	6,478	(5,275)

Cash and cash equivalents at end of period	$11,310	$13,187	$6,709

Discontinued operations
Cash and cash equivalents at beginning of period	$2,375	$352	$4,800
Net cash provided by (used in) discontinued operations	(2,602)	2,023	(4,448)

Cash and cash equivalents at end of period	$(227)	$2,375	$352

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
1. The Company
     Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables. The Company’s products are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for the Company’s products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and the Company has well established and widely recognized brands.
2. Significant Accounting Policies
     Principles of consolidation. The consolidated financial statements include the Company’s accounts and those of the majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Unconsolidated subsidiaries and investments are accounted for under the equity method.
     Certain reclassifications have been made to the previously reported financial information for the years ended December 31, 2005 and 2004 to conform to the presentation of such similar financial information for the year ended December 31, 2006, primarily related to the restatement required for our discontinued operations.
     Estimates. Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires certain estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for domestic subsidiaries and the first-in, first-out (“FIFO”) method for the Company’s foreign subsidiaries. Inventories at foreign subsidiaries amounted to $28,321 and $26,167 at December 31, 2006 and 2005, respectively.
     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings—25 years and machinery and equipment—three to ten years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the fourth quarter of 2006, the Company recorded an impairment loss related to the decision to dispose of the South Africa and Brazil businesses. During the fourth quarter of 2005, the Company recorded an impairment loss related to the Soltec and Plant Hire businesses. These impairment losses were recorded as the fair value of the businesses was determined to be below the carrying value of the net assets. See Note 3—Discontinued Operations.
     Deferred Financing Costs. Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs. Deferred financing costs totaled $10,132 and $9,786, less related accumulated amortization of $4,508 and $3,164, at December 31, 2006 and 2005, respectively, and are classified as other assets in the accompanying consolidated balance sheets.

     Intangibles. Goodwill and trademarks have indefinite lives. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 15 years.
     Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market values, market prices and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions could result in significant changes in those estimates. Based on the annual impairment analysis completed in the fourth quarter, no adjustment to the carrying value of goodwill was deemed necessary as of December 31, 2006. However, adjustments have been made to the December 31, 2006 and 2005 carrying value of goodwill allocated to the Company’s discontinued operations. See Note 3—Discontinued Operations to the consolidated financial statements.
     Trademarks are generally associated with the Company’s product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of the Company’s trademarks’ useful lives.
     Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $3,040, $2,790, and $1,890 of warranty expense, respectively, through cost of goods sold. As of December 31, 2006 and 2005, the warranty accrual totaled $2,978 and $3,007, respectively.
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
     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company’s effective tax rate includes the impact of certain of the undistributed foreign earnings for which U.S. taxes have been provided because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. See Note 12 – Income Tax to the consolidated financial statements.
     Stock Option Accounting The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As a result of adopting SFAS No. 123(R) in 2006, the Company’s recorded pre-tax stock-based compensation expense for the year of $1.1 million within selling, general and administrative expense. Prior to 2006, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption except the impact of the acceleration of non-vested options in the fourth quarter of 2005. See Note 14 – Stock Options and Stock-Based Compensation to the consolidated financial statements.
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
     In both 2006 and 2005, the Company had one customer that comprised 10% of the Company’s global net sales in each year.
     Terms of sale generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon estimated warranty liabilities from historical experience, have been recorded. For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.
     Acceleration of Non-vested Stock Options. On December 22, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain stock options previously awarded to executive officers and other employees under the Company’s 2004 Stock Incentive Plan. Shares purchased upon exercise of accelerated options before the original vesting date may not be sold or transferred until the original vesting date and, if the holder is not an employee of the Company or an officer of the Company on the original vesting date for any reason other than death or disability, may not be sold or otherwise transferred until the fifth anniversary of the original vesting date. Options to purchase approximately 493,683 shares of common stock were accelerated. Exercise prices of the accelerated options range from $10.95 to $14.45 per share. As a result, the Company recognized $29 of compensation expense during the fourth quarter of 2005. See Note 14 — Stock Options and Stock-Based Compensation to the consolidated financial statements.
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
     The Company’s decision to accelerate the vesting of these options was primarily to reduce the compensation expense that would be recorded in future periods following adoption of Financial Accounting Standards Boards Statement No. 123R, “Share-Based Payment” on January 1, 2006. As described in Note 14—Stock Options and Stock-Based Compensation, this standard required the Company to recognize compensation expense for share-based payment transactions, including unvested stock options beginning January 1, 2006.
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

     Accumulated Other Comprehensive Income (Loss). Other comprehensive income (loss) is recorded as a component of shareholders equity (deficit). As of December 31, it consists of:

	2005			2006
		Increase		Increase
	January 1	(Decrease)	December 31	(Decrease)	December 31
Cumulative foreign currency translation gains (losses)	$11,665	$(5,170)	$6,495	$521	$7,016
Minimum pension liability	—	(645)	(645)	370	(275)
Minimum post-retirement liability	—	—	—	444	444

	$11,665	$(5,815)	$5,850	$1,335	$7,185

     Effect of New Accounting Standards.
     Effects of Prior Year Misstatements. In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2006 annual consolidated financial statements. The impact of SAB No. 108 does not have a material impact on the Company’s financial statements.
     Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The FASB issued in September 2006 SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No.158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No.158 did not have a significant impact on the financial condition, results of operations, cash flows or disclosures of the Company.
     Fair Value Measurements. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of SFAS No. 157 is not expected to have a significant impact on the financial condition, results of operations, cash flows or disclosures of the Company.
     Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company plans to adopt FIN

48 effective January 1, 2007 and does not expect the adoption to have a material impact on our financial statements.
3. Discontinued Operations
     On December 30, 2006, the Company committed to a plan to dispose of its South Africa operations. A definitive sales agreement was signed in February 2007 with closing anticipated by the end of April 2007. Based on the expected sales price, net of estimated disposal costs, a loss of approximately $9.2 million (net of $6.3 million of tax) was recorded in 2006 as a component of discontinued operations including $0.5 million loss related to previously unrecognized foreign currency translation. The assets and liabilities are classified as held for sale at December 31, 2006. The schedule below sets forth certain information related to the South Africa operations included in discontinued operations.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales	$34,402	$30,992	$22,070
Operating expenses	30,800	31,081	18,131
Other income (expenses)	(42)	(121)	(39)
Loss on disposal	(15,521)	—	—
Income tax (provision) benefit	5,610	311	(1,215)

Income (loss) from discontinued operations	$(6,351)	$101	$2,685

Select Balance Sheet items of South Africa are as follows:

	December 31,	December 31,
	2006	2005
Accounts receivable	$4,984	$6,177
Inventory	7,273	10,845
Property and equipment, net	—	915
Goodwill and other intangible assets	—	7,133
Other assets	—	799

	$12,257	$25,869

Accounts payable and other liabilities	$4,372	$3,808

     On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15.2 million (net of $1.2 million of tax), including $1.4 million loss related to previously unrecognized foreign currency translation, was recorded in the fourth quarter of 2006 based on estimated fair value of the assets related to the operation, net of estimated disposal costs. This was recorded as a component of discontinued operations. The assets and liabilities related to the operation are classified as held for sale at December 31, 2006. The schedule below sets forth certain information related to Brazil’s operations included in discontinued operations.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales	$13,918	$12,632	$11,951
Operating expenses	17,129	15,451	15,267
Other income (expenses)	(826)	(1,092)	(822)
Loss on disposal	(16,429)	—	—
Income tax (provision) benefit	1,231	16	297

Loss from discontinued operations	$(19,235)	$(3,895)	$(3,841)

Select Balance Sheet items of Brazil are as follows:

	December 31,	December 31,
	2006	2005
Accounts receivable	$569	$1,470
Inventory	2,252	4,514
Property and equipment, net	1,109	7,089
Goodwill and other intangible assets	—	5,477
Other assets	306	1,106

	$4,236	$19,656

Accounts payable and other liabilities	$6,907	$5,600

     On April 11, 2006, the Company completed the disposition of Tec.Mo Srl (“TecMo”), an indirect wholly-owned subsidiary which manufactures generic cutting and welding torches and consumables, to Siparex, an investment fund in France, and the general manager of TecMo. Net cash proceeds from this transaction of approximately $7,540 were used to repay a portion of the Company’s outstanding Working Capital Facility balance. The Company recorded an impairment loss related to TecMo of approximately $663 during the quarter ended March 31, 2006. The schedule below sets forth certain information related to TecMo’s operations included in discontinued operations.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales	$2,774	$10,275	$8,978
Operating expenses	2,126	8,109	8,193
Other income (expenses)	(7)	(28)	(53)
Income tax (provision) benefit	(268)	(918)	(1,268)

Income (loss) from operations	373	1,220	(536)
Loss on disposal of discontinued operations, net of tax	(319)	—	—

Income (loss) from discontinued operations	$54	$1,220	$(536)

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
     On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”), both indirect wholly-owned subsidiaries which distribute cutting and welding equipment, to Soldaduras PCR Soltec Limitada, and Penta Capital de Riesgo S.A. At December 31, 2005, Soltec met the criteria of held for sale and, as such, the assets and liabilities of Soltec are classified as held for sale and the results of operations have been presented as discontinued operations. As a result, the Company recorded an impairment loss of approximately $2,689 during the year ended December 31, 2005 as the carrying value exceeded the fair value. Net cash proceeds of approximately $6,420, less amounts held in escrow of $1,536 were used to repay a portion of the Company’s balance of the Working Capital Facility during the first quarter of 2006. Of the $6,420 net proceeds, approximately $1,536 is being held in escrow by the government of Chile until certain customary tax filings are made. The Company anticipates receiving this amount in 2007.
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

The schedules below set forth certain information related to operations previously included in discontinued operations:

	Twelve Months Ended December 31, 2005
		Soltec &
	GenSet	Metalservice	Plant Rental
Net sales	$33,711	$8,341	$9,271
Operating expenses	35,692	7,667	6,891
Other income (expenses)	(426)	425	3
Impairment loss	—	(2,689)	(1,919)
Income tax provision (benefit)	494	929	(646)

Loss from operations	(1,913)	(661)	(182)
Loss on disposal , net of tax	(10,383)	—	—

Net income (loss) from discontinued operations	$(12,296)	$(661)	$(182)

	Twelve Months Ended December 31, 2004
		Soltec &
	GenSet	Metalservice	Plant Rental
Net sales	$31,816	$7,213	$5,650
Operating expenses	31,649	6,314	4,656
Other expenses	(201)	(364)	(71)
Income tax provision	(1,022)	(110)	(281)

Net income (loss) from discontinued operations	$(1,056)	$425	$642

	December 31, 2005
	Soltec &
	Metalservice	Plant Rental	TecMo
Cash	$1,206	$1,532	$385
Accounts receivable	2,887	2,862	3,379
Inventories	2,244	—	2,188
Property and equipment, net	671	2,122	1,188
Goodwill and other intangible assets	2,183	688	4,158
Other assets	282	—	348

	$9,473	$7,204	$11,646

Accounts payable and other liabilities	$1,441	$2,714	$3,910

4. Accounts Receivable
     As of December 31, 2006 and 2005, accounts receivable are recorded at the amounts invoiced to customers less an allowance for discounts and doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

	Balance at		Net
	Beginning		Write-offs &	Balance at End
Allowance for Discounts and Doubtful Accounts	of Period	Provision	Adjustments	of Period
Year ended December 31, 2006	$2,746	$228	$(491)	$2,483
Year ended December 31, 2005	5,382	547	(3,183)	2,746
Year ended December 31, 2004	5,875	734	(1,227)	5,382

     For the year ended December 31, 2005, the Company revised its method used to estimate the allowance for doubtful accounts to more closely correlate with its historical experience of actual bad debt losses. The effect of this revision resulted in an $860 reduction in the allowance for doubtful accounts and was included as a component of Net Write-offs and Adjustments in the above analysis.
5. Inventories
     The composition of inventories at December 31 is as follows:

	2006	2005
Raw materials	$19,347	$17,190
Work-in-process	30,166	30,607
Finished goods	58,531	58,698

	108,044	106,495
LIFO reserve	(9,680)	(5,183)

	$98,364	$101,312

     The carrying value of inventories valued by the LIFO method was $74,011 at December 31, 2006 and $75, 144 at December 31, 2005.
6. Property, Plant, and Equipment
     The composition of property, plant and equipment at December 31 is as follows:

	2006	2005
Land	$8,172	$7,603
Building	16,734	10,044
Machinery and equipment	55,618	59,722

	80,524	77,369
Accumulated depreciation	(37,206)	(29,931)

	$43,318	$47,438

     Assets recorded under capitalized leases were $13,076 ($8,944 net of accumulated depreciation) and $12,108 ($8,949 net of accumulated depreciation) at December 31, 2006 and 2005, respectively.

7. Intangible Assets
     The composition of intangible assets at December 31 is as follows:

	2006	2005
Goodwill	$192,160	$192,160
Patents and customer relationships	38,083	36,832
Trademarks	33,403	33,403

	263,646	262,395
Accumulated amortization	(8,433)	(5,313)

	$255,213	$257,082

     There were no changes in the carrying amount of goodwill during the year ended December 31, 2006.
     As part of the accounting for the Company’s discontinued operations at December 31, 2006, $8.1 million of goodwill was reclassified to Assets Held for Sale. Accordingly, the balances in goodwill for both December 31, 2006 and 2005 were reduced from previously disclosed amounts.
     The Company conducted its most recent annual goodwill impairment test during the fourth quarter of 2006 with the assistance of an independent, third-party valuation service. In doing so, the Company used comparable market values, market capitalization and the present value of expected future cash flows to estimate fair value. This process required significant judgments and estimates about future conditions in arriving at the estimates of future cash flows. Included in this analysis were actual results for the nine months ended September 30, 2006 and expected results for the years ended December 31, 2006 and 2007. As a result of these procedures and after considering the effects of the discontinued operations, the Company concluded that an adjustment to the carrying value of goodwill was not necessary.
     Amortization expense amounted to $2,894, $3,146, $2,299 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for patents and customer relationships is expected to be approximately $2,900 for each of the next five fiscal years.
8. Debt and Capital Lease Obligations
     The composition of debt and capital lease obligations at December 31 is as follows:

	2006	2005
Working Capital Facility	$17,606	$31,796
Second-Lien Facility	50,000	30,000
Term A Loan	—	7,598
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases (Note 11)	14,761	15,079
Other	(371)	(754)

	256,996	258,719
Current maturities, working capital facility and term loan	(18,984)	(42,466)

	$238,012	$216,253

     At December 31, 2006 the schedule of principal payments of debt including the term loan as scheduled, excluding capital lease obligations and the working capital facility, is as follows:

2007	$—
2008	51,297
2009	—
2010	—
2011	—
Thereafter	173,332
     For the years ended December 31, 2006 and 2005, the Company’s weighted average interest rate on its short-term borrowings was 8.13% and 6.45%, respectively. Interest paid for each of the years ended December 31, 2006, 2005, and 2004 was $28,507, $22,159, and $15,011, respectively.
Credit Agreement
     The Company and its U.S. subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $9,250 term loan which was repaid in July 2006 (the “Term Loan”) and a $70,000 revolving loan commitment (the “Revolver”). Up to $25,000 of the Revolver is available for letters of credit and $12,743 of letters of credit were outstanding as of December 31, 2006. Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. Unused availability was $23.7 million as of December 31, 2006. The Revolver terminates on November 22, 2009.
     Borrowings under the Revolver accrue interest, at the Company’s option, at LIBOR (5.37% as of December 31, 2006) plus 2.25% or the prime rate (8.25% as of December 31, 2006) plus 0.5% on the Revolver, and LIBOR plus 2.50% or the prime rate. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Unused portions of the Revolver are charged 50 basis points. The Credit Agreement is secured by substantially all of the assets of the Company’s subsidiaries in the U.S., Canada, the United Kingdom, and Australia, together with a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to non-U.S. subsidiaries. The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and maximum leverage ratios relative to (“EBITDA”), as defined by the Credit Agreement.
     In July 2006, the Credit Agreement was amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 point reduction per quarter thereafter until the coverage ratio reaches 4.00, and (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and thereafter and (iii) establish a minimum availability requirement of $5 million. In October 2006 and March 2007, the Credit Agreement was further amended to modify the maximum leverage ratios as of September 2006 and December 2006 and established the leverage ratio at 6.00 for March 2007 through June 2007 declining by 25 basis points quarterly thereafter to 4.50 in December 2008.
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

Second-Lien Facility
     The Company and its U.S. subsidiaries became borrowers under a Second-Lien Term Loan facility (the “Second-Lien Facility”) which was entered into on July 29, 2004. The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR (5.37% as of December 31, 2006) plus 4.50%, or an alternative base rate of 3.50% plus the greater of (a) the Prime Rate or (b) the federal funds rate plus one half of 1.00% . The Second-Lien Facility, which matures on November 7, 2008, restricts the amount of long-term debt the Company may incur and has other customary provisions including financial and non-financial covenants. The Second-Lien Facility included a prepayment penalty provision equal to 1% of the outstanding balance if repaid prior to May 7, 2007. On July 21, 2006, the Company amended the Second-Lien Facility to (i) remove the financial covenant compliance until the third quarter of 2007, (ii) extend the pre-payment penalty date to October 31, 2007, and (iii) increase the amount of borrowings to $50,000. The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver. In March 2007, the Company received a waiver from the Second-Lien holders regarding covenant compliance at December 31, 2006.
Covenant Compliance
     At December 31, 2006, the Company was in compliance with its financial covenants, as a result of amendments received in March 2007 under the Credit Facility. The Company expects to remain in compliance with the financial covenants during 2007 by achieving its 2007 financial plan, which includes realizing sales of new products to be introduced during 2007, the continuing impact of 2006 price increases for existing products, and successfully implementing certain cost reduction initiatives, including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing. The Company has reached agreement to sell its South African operation which will also generate additional liquidity. If the Company is not successful in achieving the 2007 financial plan, the Company could also pursue other alternatives to repay debt and improve liquidity. These alternatives include deferral of certain capital expenditures and reduction of costs. If the Company is not successful in achieving the 2007 financial plan, as well as the aforementioned alternatives, the Company may not be in compliance with the revised financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility. There can be no assurance that the Company could obtain such amendments, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on the Company’s financial condition.
Senior Subordinated Notes
     The Company is the issuer of $175,000 in aggregate principal of 9 1/4% Senior Subordinated Notes due in 2014, (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9 1/4% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make certain investments. In an amendment dated May 9, 2006, the Company is now required, subject to certain conditions in the Credit Agreement and Second Lien Facility, to use the amount of “Excess Cash Flow,” as defined in the indenture, to either permanently repay senior debt within 105 days after year end or purchase the Senior Subordinated Notes through an offer of 101% of the principal amount thereof.
     In August 2006, the Company obtained consent to amend the indenture governing Senior Subordinated Notes and waiving existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the SEC. The amendments extended the time for filing these reports to August 21, 2006 and permitted the Company to extend the time to file its second quarter 2006 Form 10-Q to no later than December 17, 2006, for additional fees which could have aggregated to $2.2 million, of which $1.4 million was incurred and paid. The indenture was amended to provide for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0.

     The Notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100% of the principal amount thereof.
Parent Company Financial Information
     Borrowings under the Company’s Credit Agreement are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, certain of Industries’ other domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada. The Credit Agreement contains restrictions that limit Industries’ ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation. At December 31, 2006 and December 31, 2005, the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.
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
     In accordance with SFAS No. 133, as of December 31, 2006, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. A fair value adjustment of $1,668 and $1,417 at December 31, 2006 and 2005, respectively, was recorded as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. The Company realized an increase in its interest expense as a result of the interest rate swap of $360 for the year ended December 31, 2006 and a decrease of $244 for the year ended December 31, 2005.
10. Financial Instruments
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
     Debt: The carrying values of the obligations, outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $162,750 and $153,125 at December 31, 2006, and 2005, respectively, is based on available market information.
11. Leases
     Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006 are as follows:

	Capital	Operating
	Leases	Leases
2007	$3,034	$7,476
2008	3,280	7,019
2009	3,365	4,209
2010	3,299	3,127
2011	3,281	2,256
Thereafter	5,131	5,336

Total minimum lease payments	21,390	$29,423

Amount representing interest	(6,629)

Present value of net minimum lease payments, including current obligations of $1,378	$14,761

     Rent expense under operating leases amounted to $8,071, $5,498,and $6,987 for each of the years ended December 31, 2006, 2005, and 2004, respectively.
12. Income Taxes
     Pretax income (loss) from continuing operations was allocated under the following jurisdictions:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Domestic income (loss)	$(5,951)	$(22,796)	$(28,605)
Foreign income	8,031	10,492	9,738

Income (loss) from continuing operations before income taxes	$2,080	$(12,304)	$(18,867)

     The provision benefit for income taxes for continuing operations is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
Foreign	3,436	3,584	6,488
State and local	(1,444)	3,339	1,730

Total current	1,992	6,923	8,218
Deferred (principally Federal)	(2,397)	(3,578)	(14,859)

Income tax provision (benefit)—continuing operations	$(405)	$3,345	$(6,641)

     The composition of deferred tax assets and liabilities at December 31 is as follows:

	December 31,
	2006	2005
Deferred tax assets:
Post-employment benefits	$2,740	$7,842
Accrued liabilities	3,768	4,701
Other	1,420	2,235
Fixed assets	1,179	—
Net operating loss carryforwards—foreign and U.S.	51,404	13,719

Total deferred tax assets	60,511	28,497
Valuation allowance for deferred tax assets	(37,056)	(16,129)

Net deferred tax assets	23,455	12,368

Deferred tax liabilities:
Fixed assets	—	(396)
Intangibles	(18,280)	(19,606)
Inventories	(3,182)	(3,520)
Investment in subsidiary	(47,345)	(43,013)

Total deferred tax liabilities	(68,807)	(66,535)

Net deferred tax assets (liabilities)	$(45,352)	$(54,167)

     Income taxes paid for each of the years ended December 31, 2006, 2005 and 2004 were $4,720, $6,812, and $6,980, respectively.

     The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income excluding the gain on reorganization and adoption of fresh-start accounting as a result of the following differences:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Tax at U.S. statutory rates	$728	$(4,306)	$(6,603)
Foreign deemed dividends (Section 956)	3,066	3,524	1,554
Nondeductible expenses and other exclusions	556	570	(290)
Valuation allowance for deferred tax benefits	(2,578)	1,821	10,008
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	765	1,975	(788)
State income taxes	(1,610)	3,339	1,730
Change in basis difference in investment of subsidiary	(1,932)	(3,578)	(12,252)

Income tax provision (benefit)	$(405)	$3,345	$(6,641)

     The Company determined through a study completed during 2006 that certain pre-2004 net operating loss carryforwards are not limited and are still available for future use. Accordingly, a deferred tax asset has been recorded for these carryforwards at the end of 2006, net of the valuation allowance required.
     As of December 31, 2006, the Company has net operating loss carryforwards from the years 1992 through 2006 available to offset future U.S. taxable income of approximately $131 million. The Company has recorded a deferred tax asset and a substantial valuation allowance on them, given the uncertainties regarding utilization of these net operating loss carryforwards. The net operating losses in the U.S. will expire between the years 2007 and 2026. Assumed tax planning strategies related to inventories and intangible assets reduce the valuation allowance $14.7 million as of December 31, 2006.
     The Company has established accruals of $8.5 million for certain tax contingencies associated with income tax return filing positions which may be challenged. Of that total, $1.3 million relates to tax contingencies which, if reversed, would adjust goodwill. The tax contingency accruals are adjusted based on changing facts and circumstances. The Company believes the tax contingency accruals recorded are adequate. See Note 2 – Significant Accounting Policies regarding adoption of FIN 48, Accounting for Uncertainty in Income Taxes as of January 1, 2007.
     The Company’s foreign subsidiaries have undistributed earnings at December 31, 2006 of approximately $22.4 million. The Company has recognized the estimated U.S. income tax liability associated with approximately $17.2 million of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to withholding taxes payable to the various foreign countries in the amount of approximately $1.4 million.
     As a result of the 2003 bankruptcy restructuring, the Company recognized cancellation of indebtedness income. Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, but reduced various tax attributes, primarily the tax basis in the stock of a subsidiary, for which a deferred tax liability was recorded. The final determination of the reduction in the tax attributes was made following the bankruptcy restructuring with the filing of the Company’s federal tax return. As a result, in September 2004 the Company revised certain estimates and recorded adjustments to increase deferred tax liabilities by $60.2 million, and recorded a cumulative catch up adjustment of $9.5 million income tax benefit in the statement of operations, with an offsetting increase of $69.7 million in goodwill.

13. Contingencies
     The Company and certain of its wholly-owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At December 31, 2006, the Company was co-defendant in 1,014 cases alleging manganese-induced illness. Manganese is an essential element of steel and is contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in welding filler metals cause the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2006, 720 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the North District of Ohio. Between June 1, 2003 and December 31, 2006, the Company was dismissed from 299 similar cases. To date the Company has made no payments or settlements to plaintiffs for these allegations.
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
14. Stock Options and Stock-Based Compensation.
     The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As a result of adopting SFAS No. 123(R) in 2006, the Company’s recorded pre-tax stock-based compensation expense for the year of $1.1 million within selling, general and administrative expense. Prior to 2006, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption except as previously described in Note 2 – Significant Accounting Policies regarding the acceleration of non-vested options in the fourth quarter of 2005.
     SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosure of net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share as if compensation expense had been recognized for the fair value of options granted prior to January 1, 2003. For purposes of this pro forma disclosure, the estimated fair value of the options granted prior to January 1, 2006 was determined using the Black-Scholes option pricing model and is amortized ratably over the vesting periods.

	2005	2004

Loss from continuing operations	$(15,649)	$(12,226)
Add: Stock-based compensation costs, net of tax, included in loss as reported	29	—
Deduct: Total stock based compensation expense determined under fair value-based method for all awards	(3,587)	(991)

	2005	2004

Pro forma loss from continuing operations	$(19,207)	$(13,217)
Basic and diluted loss per share from continuing operations
As reported	$(1.18)	$(0.92)
Pro forma	$(1.45)	$(0.99)
     As of December 31, 2006, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $3.2 million and the weighted average period over which this amount is expected to be recognized was approximately 2.3 years.
     No significant modifications to equity awards occurred during the fiscal year ending December 31, 2006.
Stock Options
     The Company has available various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options. Additionally, Company awarded stock options to its outside directors. These awards are administered through several plans, as described within this Note. The stock option plans existing at December 31, 2002 and all options issued thereunder were canceled in May 2003 upon emergence from Chapter 11 bankruptcy.
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
     In 2006, the Company awarded 475,075 options under the Stock Incentive Plan, of which 11,000 were canceled at December 31, 2006. Of the remaining options issued, 366,575 will vest ratably over three year and the remaining 97,500 options will vest within three years of the grant date if certain financial goals are met, but will vest at the end of seven years regardless of whether these financial targets are achieved.
     In 2005, the Company awarded 515,875 options under the Stock Incentive Plan, of which 84,275 were canceled and 385,350 were fully vested at December 31, 2005. The remaining 46,250 options will vest within three years of the grant date if certain financial goals are met, but will vest at the end of seven years regardless of whether these financial targets are achieved.
     As of December 31, 2006, 1,313,063 options to purchase shares were issued and outstanding under the Directors’ Plan, the Stock Incentive Plan and other specific agreements.
     During the periods presented, stock options were granted to eligible employees under the 2004 Stock Incentive Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date. For the years presented, management estimated the fair value of each annual stock option award on the date of grant using Black-Scholes stock option valuation model. Composite assumptions are presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock and correspond to the expected term. The Company generally uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the weighted-average expected term for all employee groups is presented in the following table. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the three-year vesting period based on the number of options that are expected to ultimately vest.
     The following table presents the assumptions used in valuing options granted during the twelve months ended December 31, 2006:

	2006	2005	2004
Weighted-average fair value	$6.65	$5.18	$5.50

Assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	40.8%	41.00%	48.00%
Risk-free interest rate	4.77%	3.92%	4.10%
Expected term	6 years	5 years	5 years
     A summary of option activity for the year ended December 31, 2006, is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Employee and Director Stock Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding, beginning of the period	923,266	$12.84
Granted	475,075	14.10
Exercised	(4,412)	12.18
Forfeitures	(80,866)	13.10
Expirations	0	0

Outstanding, end of the period	1,313,063	13.28	8.29	$0
Exercisable, end of period	661,488	12.80	7.68	$0
     The total intrinsic value of options exercised during the year ended December 31, 2006, was approximately $71; that attributable to options exercised during the year ended December 31, 2005, was $0. The total fair value of stock options vested during the year ended December 31, 2006, was $0.

     Following is a summary of stock options outstanding as of December 31, 2006:

		Weighted Average
	Number of	Remaining Life	Shares
	Options	(In Years)	Exercisable
Options outstanding:

Exercise price of $9.90	7,500	10.0	0

Exercise price of $10.50	126,000	9.8	0

Exercise price of $10.95	25,000	6.8	25,000
Exercise price of $12.15	50,000	8.3	25,000
Exercise price of $12.18	272,988	8.3	272,988
Exercise price of $12.59	8,000	8.4	8,000
Exercise price of $13.10	300,000	7.5	150,000
Exercise price of $13.30	6,250	8.4	6,250
Exercise price of $13.60	37,500	9.5	0
Exercise price of $13.75	5,000	8.7	2,500
Exercise price of $13.79	150,000	6.6	150,000
Exercise price of $13.95	5,500	8.5	5,500
Exercise price of $14.20	6,250	8.1	6,250
Exercise price of $14.45	20,000	8.6	10,000
Exercise price of $15.75	293,075	9.3	0

	1,313,063		661,488

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
15. Warrants
     In connection with the restructuring and the settlement of the various creditor classes in the Chapter 11 bankruptcy proceeding, three classes of warrants were issued that allow the holders to purchase the Company’s common stock in the future at stated exercise prices.
     During the year ended December 31, 2004, 13,973 Class A Warrants were exercised, the proceeds of which were $193. The remaining Class A Warrants expired on May 23, 2004. There were no Class B Warrants or Class C Warrants exercised during the years ended December 31, 2006 and 2005. All Class B and Class C Warrants expired May 23, 2006.

16. Earnings (Loss) Per Share
     The effects of options and warrants have not been considered in the determination of earnings (loss) per share for the years ended December 31, 2005 and 2004 because the result would be anti-dilutive. Options and warrants not included in the calculation for the years ended December 31, 2005 and 2004 were as follows:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2005	2004
Stock Options	923,266	675,000
Class A Warrants	—	—
Class B Warrants	700,000	700,000
Class C Warrants	271,429	271,429
     The calculation of income (loss) per share follows:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Numerator:
Income (loss) applicable to common shares
Continuing operations	$2,485	$(15,649)	$(12,226)
Discontinued operations	(25,532)	(15,712)	(1,681)

Net income (loss)	$(23,047)	$(31,361)	$(13,907)

Denominator:
Weighted average shares for basic earnings per share	13,327,176	13,315,028	13,308,590
Dilutive effect of stock options	31,709	—	—

Weighted average shares for diluted
Earings per share	13,358,885	13,315,028	13,308,590

Basic income (loss) per share amounts:
Continuing operations	$0.19	$(1.18)	$(0.92)
Discontinued operations	(1.92)	(1.18)	(0.13)

Net income (loss)	$(1.73)	$(2.36)	$(1.05)

Diluted loss per share amounts:
Continuing operations	$0.18	$(1.18)	$(0.92)
Discontinued operations	(1.91)	(1.18)	(0.13)

Net income (loss)	$(1.73)	$(2.36)	$(1.05)

17. Employee Benefit Plans
     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion, the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $1,299, $1,486, $1,989 for the years ended December 31, 2006, 2005, and 2004, respectively.
     Deferred Compensation Plan. Each director, other than the Company’s Chairman and Chief Executive Officer, is entitled to receive a $75 annual fee. Forty percent of this annual fee is deposited into the Company’s Non Employee Director Deferred Compensation Plan (the “Deferred Compensation Plan’’). Under the Deferred Compensation Plan, deferral amounts are credited to an account and converted into an amount of units equal to the amount deferred divided by the fair market value of our common stock on the deferral date. A director’s account is distributed pursuant to the terms of the Deferred Compensation Plan upon his or her termination or a change in control; otherwise, the account is distributed as soon as administratively feasible after the date specified by the director. Directors may elect to receive the units in their accounts at the then current stock price in either a lump sum or substantially equal installments over a period not to exceed five years.
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
     The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed. Pension benefits are actuarially determined and are funded through mandatory participant contributions and the Company’s actuarially determined contributions. The Company made contributions of $473, $588 and $632 for the years ended December 31, 2006, 2005, and 2004, respectively. Prepaid benefit cost at December 31, 2006 and 2005 was $4,793 and $8,988, respectively. The prepaid benefit cost is not included in the table below or in the balance sheet, as the Company has no legal right to amounts included in this fund. In addition, upon dissolution of the Fund, any excess funds are required to be allocated to the participants as determined by the actuary. Accordingly, the Company accounts for this fund as a defined contribution plan. The actuarial assumptions used to determine the Company’s contribution, the funded status, and the retirement benefits are consistent with previous years.
     Other Postretirement Benefits. The Company has a retirement plan covering certain salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement healthcare portion is contributory, with retiree contributions adjusted annually as determined based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of healthcare and life insurance benefits in the year incurred.
     As of January 1, 2006, the Company implemented changes to the postretirement heathcare plan whereby only retired participants who had coverage at December 31, 2005 and active employees who had attained age 62 and completed 15 years of service would continue to have coverage after 2005. As a result of this change, the Company recognized reduced annual plan expenses in 2006 and a one-time curtailment gain of $11.9 million.

     The measurement date used to determine pension and other postretirement measurements for the plan assets and benefit obligations is December 31. The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other post-retirement benefit plans as recognized in the consolidated balance sheets for the years ended December 31, 2006 and 2005:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$20,948	$19,806	$18,878	$23,727
Service cost	—	—	—	1,293
Interest cost	1,154	1,143	551	1,003
Actuarial (gain) loss	200	929	2,871	(6,425)
Curtailment gain	—	—	(11,924)	—
Benefits paid	(966)	(930)	(682)	(720)

Benefit obligation at end of year	$21,336	$20,948	$9,694	$18,878

Change in plan assets:
Fair value of plan assets at beginning of year	$15,967	$14,981	$—	$—
Actual return on plan assets	2,016	903	—	—
Employer contributions	1,301	1,172	682	720
Benefits paid	(966)	(930)	(682)	(720)
Administrative expenses	(156)	(159)	—	—

Fair value of plan assets at end of year	$18,162	$15,967	$—	$—

Funded status of the plan (underfunded)	$(3,175)	$(4,981)	$(9,694)	$(18,878)

Amounts recognized in the balance sheets:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(810)	—
Noncurrent liabilities	(3,175)	(4,981)	(8,884)	(18,878)
Accumulated other comprehensive income (loss).	—	645	—	(3,315)

Net amount recognized	$(3,175)	$(4,336)	$(9,694)	$(22,193)

Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$275	$645	$(444)	$(3,315)
Prior service cost	—	—	—	—
Transition (asset) obligation	—	—	—	—

Accumulated other comprehensive income	$275	$645	$(444)	$(3,315)

Accumulated Benefit Obligation	$21,336	$20,948	N/A	N/A

Weighted-average assumptions as of December 31:
Discount rate—net periodic benefit cost	5.65%	5.90%	5.65%	5.90%
Discount rate—benefit obligations	6.00%	5.65%	6.00%	5.65%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

     The defined benefit pension plan’s weighted average asset allocations by asset category at December 31, 2006 and 2005, are as follows:

	Target
	2007	2006	2005
Equity securities	60%	61%	56%
Debt securities	30%	27%	29%
Insurance contracts	0%	0%	6%
Other	10%	12%	9%

Total	100%	100%	100%

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
     The Company expects to contribute approximately $1,000 in required payments to the Retirement Plan for the year ending December 31, 2007. It is not expected that any discretionary contributions or non-cash contributions will be made.
     Net periodic costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Components of the net periodic benefit cost:
Service cost	$—	$—	$—	$952
Interest cost	1,154	1,143	551	1,003
Expected return on plan assets	(1,290)	(1,207)	—	—
Recognized loss (gain)	—	—	—	(132)
Curtailment gain	—	—	(11,923)	—

Benefit cost (credit)	$(136)	$(64)	$(11,372)	$1,823

Amounts recognized in the statement of financial position prior to the application of FAS 158 consist of:
Accrued benefit cost	$(3,175)	$(4,981)	$(10,139)	$(22,193)
Accumulated other comprehensive income	275	645	—	—

Net amount recognized	$(2,900)	$(4,336)	$(10,139)	$(22,193)

Incremental effect of applying FAS 158 on the statement of financial position:
Intangible assets	$—	N/A	$—	N/A
Noncurrent assets	—	N/A	444	N/A
Current liabilities	—	N/A	—	N/A
Noncurrent liabilities	—	N/A	—	N/A
Accumulated other comprehensive income	—	N/A	(444)	N/A

     The assumed medical cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0%, and 11.5% for the years ended December 31, 2006, and 2005, respectively, declining gradually to 5.0% in 2012. The assumed dental cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.0% for all periods.
     The assumed medical cost trend rate used in measuring the net benefit cost was 11.0%, and 12.0% for the years ended December 31, 2006 and 2005, respectively, declining gradually to 5.0% in 2012. The assumed dental cost trend rate used in measuring the net benefit cost was 6.0% for all periods.
     A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components for the year ended December 31, 2006	$51	$(44)
Effect on postretirement benefit obligation as of December 31, 2006	$906	$(788)
     The following table presents the benefits expected to be paid in the next ten fiscal years:

		Other
	Pension	Postretirement
Year	Benefits	Benefits
2007	$1,114	$810
2008	$1,172	$798
2009	$1,219	$808
2010	$1,251	$797
2011	$1,309	$730
Next 5 years	$7,454	$3,698
     Stock Purchase Plan. The Company adopted an employee stock purchase plan effective during the third quarter of 2005 that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at 95% of the market price at the end of the quarter. For the year ended December 31, 2006 and 2005, 12.9 and 4.2 thousand shares, respectively, were purchased under this plan.
18. Segment Information
     Although the Company’s continuing operations are comprised of several product lines and operating locations, similarity of products, paths to market, end-users and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis, and accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the Americas (United States, Canada, and Mexico), Europe and Australia/Asia.
     Summarized financial information concerning the Company’s geographic segments for its continuing operations is shown in the following table:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales:
Americas	$344,477	$315,285	$300,604
Europe	28,240	24,436	23,880
Australia / Asia	78,577	74,996	70,046

	$451,294	$414,717	$394,530

	December 31,	December 31,
	2006	2005
Identifiable assets:
Americas	$38,942	$44,045
Europe	2,089	1,357
Australia / Asia	8,936	9,120

	$49,967	$54,522

Product Line Information
     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End-users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Gas equipment	$175,018	$146,500	$150,495
Arc accessories	135,301	124,641	106,523
Plasma power supplies, torches and consumable parts	66,532	60,329	61,679
Welding equipment	39,626	45,816	45,291
Filler metal	34,817	37,431	30,542

	$451,294	$414,717	$394,530

19. Quarterly Results of Operations (Unaudited)
     The following is a summary of the quarterly results of operations for the year ended December 31, 2006 as originally reported and as restated. All amounts presented below have been adjusted for the Company’s discontinued operations as described in Note 3—Discontinued Operations.

2006	March 31	June 30	September 30	December 31
Continuing Operations:
Net sales	$111,900	$114,319	$113,681	$111,394
Gross profit	32,097	32,102	33,523	33,925
Operating income	6,645	1,455	3,428	18,452
Income (loss) applicable to common shares:
Continuing operations	(710)	(6,491)	(5,573)	15,259
Discontinued operations	(668)	1,200	(167)	(25,897)

Net loss	$(1,378)	$(5,291)	$(5,740)	$(10,638)

Basic and diluted income (loss) per share applicable to common shares:(1)
Continuing operations	$(0.05)	$(0.49)	$(0.42)	$1.14
Discontinued operations	(0.05)	0.09	(0.01)	(1.94)

Net Income (loss)	$(0.10)	$(0.40)	$(0.43)	$(0.80)

2005	March 31	June 30	September 30	December 31
Continuing Operations:
Net sales	$101,399	$107,635	$106,289	$99,394
Gross profit	31,408	28,057	31,107	27,780
Operating income	5,583	2,390	5,458	(761)
Income (loss) applicable to common shares:
Continuing operations	(857)	(1,994)	(4,627)	(8,171)
Discontinued operations	121	1,058	(279)	(16,612)

Net loss	$(736)	$(936)	$(4,906)	$(24,783)

Basic and diluted income (loss) per share applicable to common shares:(1)
Continuing operations	$(0.07)	$(0.15)	$(0.35)	$(0.61)
Discontinued operations	0.01	0.08	(0.02)	(1.25)

Net Income (loss)	$(0.06)	$(0.07)	$(0.37)	$(1.86)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
20. Restructuring Costs
     In 2003, the Company initiated a plan to relocate and consolidate certain U.S. manufacturing facilities. During the year ended December 31, 2004, the Company recognized expenses of $8,820, which were included in restructuring costs on the accompanying consolidated statements of operations. Of the amount recorded in 2004, $456 related to severance costs for approximately 50 employees. The Company also recorded $5,408 in 2004 related to incentive bonuses, employee relocation costs, costs to relocate equipment, and other expenses associated with the relocation and consolidation of these facilities. Through December 31, 2004, the Company incurred cumulative costs of approximately $8,253 in connection with these activities. These activities were completed in the fourth quarter of 2004 and the remaining payments were made in 2005. There was no activity in 2006.
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

21. Minority Interests
     For the years ended December 31, 2006 and 2005, the Company has recorded minority interest expenses of approximately $44 and $628, respectively. Total minority interest obligations as of December 31, 2006, of approximately $307, has been recorded as a component of other long-term liabilities and approximately $1,027 was recorded as goodwill for the portion of minority interest that existed prior to the Company’s emergence from bankruptcy. Management determined that, while these adjustments primarily related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.
     Minority shareholders held 10% of certain of the Company’s South African and Italian subsidiaries at the beginning of 2006. During the second quarter of 2006, the Company purchased the 10% minority interests in its two South African subsidiaries for approximately $3,954. Goodwill of $1,899 was recorded in connection with applying purchase accounting to this transaction. Subsequently, in connection with the Company’s decision to divest of its South African operations, the resulting impairment charge included the write-off of this goodwill.
     The shareholder agreement with the Italian subsidiary includes provisions that allow the minority shareholders to put their ownership in the entities back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interests. The put and call option for the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the options is determined based on current fair value using a specific formula outlined in the respective shareholder agreements. As of December 31, 2006, the maximum payment to satisfy the put options is $714 based on the formula in the respective agreements.
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
     In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada also guaranteed the Company’s $175,000 9 1/4 % Senior Subordinated Notes.
     The following financial information presents the guarantors and non-guarantors of the 9 1/4% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,206	$2,104	$—	$11,310
Accounts receivable, net	—	73,300	5,949	—	79,249
Inventories	—	87,060	11,304	—	98,364
Prepaid expenses and other	—	5,894	531	—	6,425
Assets held for sale	—	—	16,266	—	16,266
Current deferred tax assets	—	1,104	—	—	1,104

Total current assets	—	176,564	36,154	—	212,718
Property, plant and equipment, net	—	35,560	7,774	—	43,334
Goodwill	—	192,160	—	—	192,160
Intangibles, net	—	57,710	5,343	—	63,053
Other assets	4,284	2,074	275	—	6,633
Investment in and advances to subsidiaries	183,400	—	—	(183,400)	—

Total assets	$187,684	$464,069	$49,545	$(183,400)	$517,898

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$27,775	$4,523	$—	$32,298
Accrued and other liabilities	—	32,396	2,123	—	34,519
Accrued interest	7,791	338	123	—	8,252
Income taxes payable	—	369	879	—	1,248
Liabilities held for sale	—	—	11,052	—	11,052
Working capital facility	—	17,606	—	—	17,606
Current maturities of long-term obligations	—	1,009	369	—	1,378

Total current liabilities	7,791	79,493	19,069	—	106,353
Long-term obligations, less current maturities	175,000	61,611	1,401	—	238,012
Deferred tax liabilities	—	46,456	—	—	46,456
Other long-term liabilities	—	22,526	740	—	23,266
Minority interest	—	—	307	—	307
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	184,804	—	—	—	184,804
Retained earnings (accumulated deficit)	(88,618)	(28,278)	(44,481)	72,759	(88,618)
Accumulated other comprehensive income (loss)	7,185	93,188	21,254	(114,442)	7,185

Total shareholders’ equity (deficit)	103,504	64,910	(23,227)	(41,683)	103,504
Net equity and advances to / from subsidiaries	(98,611)	189,073	51,255	(141,715)	—

Total liabilities and shareholders’ equity (deficit)	$187,684	$464,069	$49,545	$(183,398)	$517,898

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,591	$6,596	$—	$13,187
Accounts receivable, net	—	64,123	4,679	—	68,802
Inventories	—	95,003	6,309	—	101,312
Prepaid expenses and other	—	6,533	274	—	6,807
Assets held for sale	—	—	73,100	—	73,100
Current deferred tax assets	—	1,861	—	—	1,861

Total current assets	—	174,111	90,958	—	265,069
Property, plant and equipment, net	—	40,267	7,171	—	47,438
Goodwill	—	192,160	—	—	192,160
Intangibles, net	—	57,416	7,506	—	64,922
Other assets	4,050	2,829	—	—	6,879
Investment in and advances to subsidiaries	174,021	—	—	(174,021)	—

Total assets	$178,071	$466,783	$105,635	$(174,021)	$576,468

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$33,590	$2,557	$—	$36,147
Accrued and other liabilities	—	28,653	3,808	—	32,461
Accrued interest	6,760	557	—	—	7,317
Income taxes payable	—	1,806	—	—	1,806
Liabilities held for sale	—	—	16,725	—	16,725
Working capital facility	—	31,796	—	—	31,796
Current maturities of long-term obligations	—	10,670	—	—	10,670

Total current liabilities	6,760	107,072	23,090	—	136,922
Long-term obligations, less current maturities	175,000	40,623	630	—	216,253
Deferred tax liabilities	—	56,028	—	—	56,028
Other long-term liabilities	—	41,098	—	—	41,098
Minority interest	—	—	2,214	—	2,214
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	183,541	—	—	—	183,541
Retained earnings (accumulated deficit)	(65,571)	5,460	(32,759)	27,299	(65,571)
Accumulated other comprehensive income (loss)	5,850	(50,488)	15,401	35,087	5,850

Total shareholders’ equity (deficit)	123,953	(45,028)	(17,358)	62,386	123,953
Net equity and advances to / from subsidiaries	(127,642)	266,990	97,059	(236,407)	—

Total liabilities and shareholders’ equity (deficit)	$178,071	$466,783	$105,635	$(174,021)	$576,468

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$507,858	$27,380	$(83,944)	$451,294
Cost of goods sold		381,508	21,168	(83,029)	319,647

Gross margin	—	126,350	6,212	(915)	131,647
Selling, general and administrative expenses	2,904	102,970	4,654	—	110,528
Amortization of intangibles	—	2,890	4	—	2,894
Net periodic postretirement benefits	—	(11,755)	—	—	(11,755)

Operating income (loss)	(2,904)	32,245	1,554	(915)	29,980
Other income (expense):
Interest	(17,459)	(8,929)	(124)	—	(26,512)
Amortization of deferred financing costs	(500)	(844)	—	—	(1,344)
Equity in net income (loss) of subsidiaries	(2,184)	—	—	2,184	—
Minority interest	—	(44)	—	—	(44)

Income (loss) from continuing operations before income tax provision and discontinued operations	(23,047)	22,428	1,430	1,269	2,080
Income tax provision	—	(1,470)	1,065	—	(405)

Income (loss) from continuing operations	(23,047)	23,898	365	1,269	2,485
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(25,532)		(25,532)

Net income (loss) applicable to common shares	$(23,047)	$23,898	$(25,167)	$1,269	$(23,047)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$472,232	$30,584	$(88,099)	$414,717
Cost of goods sold		359,150	25,765	(88,550)	296,365

Gross margin	—	113,082	4,819	451	118,352
Selling, general and administrative expenses	159	94,719	5,835	—	100,713
Amortization of intangibles	—	3,146	—	—	3,146
Net periodic postretirement benefits	—	1,823	—	—	1,823

Operating income (loss)	(159)	13,394	(1,016)	451	12,670
Other income (expense):
Interest	(15,808)	(6,844)	(209)	—	(22,861)
Amortization of deferred financing costs	(500)	(985)	—	—	(1,485)
Equity in net income (loss) of subsidiaries	(14,894)	—	—	14,894	—
Minority interest	—	—	(628)	—	(628)

Income (loss) from continuing operations before income tax provision and discontinued operations	(31,361)	5,565	(1,853)	15,345	(12,304)
Income tax provision	—	2,190	1,155	—	3,345

Income (loss) from continuing operations	(31,361)	3,375	(3,008)	15,345	(15,649)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(15,712)		(15,712)

Net income (loss) applicable to common shares	$(31,361)	$3,375	$(18,720)	$15,345	$(31,361)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(22,250)	$6,464	$(26,035)	$26,803	$(15,018)

Cash flows from investing activities:
Capital expenditures	—	(7,318)	(1,229)	—	(8,547)
Proceeds from sales of assets	—	17,753	659	—	18,412
Acquisition of minority interest	—	(1,981)	(1,973)	—	(3,954)

Net cash used in investing activities	—	8,454	(2,543)	—	5,911

Cash flows from financing activities:
Net borrowings under revolving credit facility	—	(14,190)	—	—	(14,190)
Net borrowings (repayments) of other long-term obligations	—	11,301	909	—	12,210
Changes in net equity and advances to / from subsidiaries	20,987	(18,211)	24,027	(26,803)	—
Financing fees	—	(348)	—	—	(348)
Proceeds from issuance of stock	1,263	—	—	—	1,263
Advances (to) from discontinued operations	—	7,930	—	—	7,930
Other, net	—	—	—	—	—

Net cash provided by (used in) financing activities	22,250	(13,518)	24,936	(26,803)	6,865

Effect of exchange rate changes on cash and cash equivalents	—	1,215	(850)	—	365

Net cash provided by (used in) continuing operations	—	2,615	(4,492)	—	(1,877)

Cash flows from discontinued operations:
Net provided by operating activities	—	—	7,333	—	7,333
Net cash used in investing activities	—	—	(294)	—	(294)
Net cash used in financing activities	—	—	(9,454)	—	(9,454)
Effect of exchange rate changes on cash and cash equivalents	—	—	(187)	—	(187)

Net cash provided by discontinued operations	—	—	(2,602)	—	(2,602)

Total increase in cash and cash equivalents	—	2,615	(7,094)	—	(4,479)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562

Total cash and cash equivalents end of period	$	$9,206	$1,877	$—	$11,083

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(17,449)	$(3,975)	$6,554	$2,206	$(12,664)

Cash flows from investing activities:
Capital expenditures	—	(6,162)	(1,761)	—	(7,923)
Proceeds from sales of assets	—	5,651	—	—	5,651
Investment in joint venture	—	(850)	—	—	(850)

Net cash used in investing activities	—	(1,361)	(1,761)	—	(3,122)

Cash flows from financing activities:
Net borrowings under revolving credit facility	—	20,972	—	—	20,972
Net borrowings (repayments) of other long-term obligations	—	8,348	(1,814)	—	6,534
Changes in net equity and advances to / from subsidiaries	17,368	(15,154)	(8)	(2,206)	—
Financing fees	—	(747)	—	—	(747)
Proceeds from issuance of stock	81	—	—	—	81
Advances (to) from discontinued operations	—	(6,792)	—	—	(6,792)
Other, net	—	(258)	39	—	(219)

Net cash provided by (used in) financing activities	17,449	6,369	(1,783)	(2,206)	19,829

Effect of exchange rate changes on cash and cash equivalents	—	—	2,435	—	2,435

Net cash provided by (used in) continuing operations	—	1,033	5,445	—	6,478

Cash flows from discontinued operations:
Net provided by operating activities	—	—	3,799	—	3,799
Net cash used in investing activities	—	—	(3,984)	—	(3,984)
Net cash used in financing activities	—	—	2,427	—	2,427
Effect of exchange rate changes on cash and cash equivalents	—	—	(219)	—	(219)

Net cash provided by discontinued operations	—	—	2,023	—	2,023

Total increase in cash and cash equivalents	—	1,033	7,468	—	8,501
Total cash and cash equivalents beginning of period	—	5,558	1,503	—	7,061

Total cash and cash equivalents end of period	$	$6,591	$8,971	$—	$15,562

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
	By:	/s/ Mark F. Jolly
Mark F. Jolly
Date: March 30, 2007		Vice President and Global Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PAUL D. MELNUK Paul D. Melnuk	Director, Chairman of the Board and Chief Executive	March 30, 2007
/s/ STEVEN A. SCHUMM Steven A Schumm	Senior Vice President, Chief Financial and Administrative Officer, Principal Financial Officer	March 30, 2007
/s/ MARK F. JOLLY Mark F. Jolly	Vice President and Global Controller, Principal Accounting Officer	March 30, 2007
/s/ JAMES B. GAMACHE James B. Gamache	Director	March 30, 2007
/s/ MARNIE S. GORDON Marnie S. Gordon	Director	March 30, 2007
/s/ JOHN G. JOHNSON, JR. John G. Johnson, Jr.	Lead Director	March 30, 2007
/s/ BRADLEY G. PATTELLI Bradley G. Pattelli	Director	March 30, 2007
/s/ J. JOE ADORJAN J. Joe Adorjan	Director	March 30, 2007
/s/ ANDREW L. BERGER Andrew L. Berger	Director	March 30, 2007

THERMADYNE HOLDINGS CORPORATION
2006 10-K EXHIBIT INDEX

Exhibit
No.		Exhibit
2.1	—	First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Join Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C&G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc. (1)

2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003. (2)

2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court. (2)

3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003. (3)

3.2	—	Amended and Restated Bylaws of the Company dated as of March 29, 2007. *

3.3	—	Amended and Restated Articles of Incorporation of C&G Systems, Inc. dated as of May 19, 2003. (4)

3.4	—	Amended and Restated Bylaws of C&G Systems, Inc. dated as of May 23, 2003. (4)

3.5	—	Amended and Restated Certificate of Incorporation of C&G Systems Holding, Inc. dated as of May 19, 2003. (4)

3.6	—	Amended and Restated Bylaws of C&G Systems Holding, Inc. dated as of May 23, 2003. (4)

3.7	—	Amended and Restated Certificate of Incorporation of MECO Holding Company dated as of May 19, 2003. (4)

3.8	—	Amended and Restated Bylaws of MECO Holding Company dated as of May 23, 2003. (4)

3.9	—	Amended and Restated Articles of Incorporation of ProTip Corporation dated as of March 31, 2004. (4)

3.10	—	Amended and Restated Bylaws of ProTip Corporation dated as of May 23, 2003. (4)

3.11	—	Amended and Restated Certificate of Incorporation of Stoody Company dated as of May 19, 2003. (4)

3.12	—	Amended and Restated Bylaws of Stoody Company dated as of May 23, 2003. (4)

3.13	—	Amended and Restated Certificate of Incorporation of Thermadyne Industries, Inc. dated as of May 19, 2003. (4)

3.14	—	Amended and Restated Bylaws of Thermadyne Industries, Inc. dated as of May 23, 2003. (4)

3.15	—	Amended and Restated Certificate of Incorporation of Thermadyne International Corp. dated as of May 19, 2003. (4)

3.16	—	Amended and Restated Bylaws of Thermadyne International Corp. dated as of May 23, 2003. (4)

3.17	—	Amended and Restated Certificate of Incorporation of Thermal Arc, Inc. dated as of May 19, 2003. (4)

3.18	—	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation dated as of May 19, 2003. (4)

3.19	—	Amended and Restated Bylaws of Thermal Dynamics Corporation dated as of May 23, 2003. (4)

3.20	—	Amended and Restated Certificate of Incorporation of Tweco Products, Inc. dated as of May 19, 2003. (4)

3.21	—	Amended and Restated Bylaws of Tweco Products, Inc. dated as of May 23, 2003. (4)

3.22	—	Amended and Restated Certificate of Incorporation of Victor Equipment Company dated as of May 19, 2003. (4)

3.23	—	Amended and Restated Bylaws of Victor Equipment Company dated as of May 23, 2003. (4)

3.24	—	Memorandum and Articles of Association of Thermadyne Australia Party Ltd., dated November 17, 1995.(16)

3.25	—	Memorandum and Articles of Association of Duxtech Pty. Ltd., dated March 6, 1989.(16)

Exhibit
No.		Exhibit
3.26	—	Memorandum and Articles of Association of Cigweld Pty Ltd, formerly known as Edinen Pty. Ltd., dated April 1, 1989, as amended.(16)

3.27	—	Memorandum and Articles of Association of Quetala Pty. Ltd., dated April 1, 1989.(16)

3.28	—	Memorandum and Articles of Association of Quetack Pty. Ltd., dated April 1, 1989.(16)

3.29	—	Articles of Amalgamation of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended.(16)

3.30	—	By-laws of Thermadyne Welding Products Canada Limited, formerly known as Victor Equipment Company of Canada Ltd., dated September 26, 1980, as amended. (16)

3.31	—	Memorandum and Articles of Association of Thermadyne Industries Limited. (16)

3.32	—	New Articles of Association of Thermadyne Industries Limited dated June 10, 1992. (16)

4.01	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (6)

4.02	—	Second Lien Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent, and Credit Suisse First Boston, as sole lead arranger and sole book running manager. (7)

4.03	—	Amendment No. 1 and Agreement dated as of September 30, 2004 to the Second Lien Credit Agreement by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (8)

4.04	—	Amendment No. 2 and Joinder Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (9)

4.05	—	Amendment No. 3 and Consent to the Second Lien Credit Agreement dated as of January 3, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (16)

4.06	—	Amendment No. 4 to the Second Lien Credit Agreement dated as of March 16, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (14)

4.07	—	Amendment No. 5 to the Second Lien Credit Agreement dated as of March 30, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (16)

4.08	—	Amendment No. 6 to the Second Lien Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent. (18)

Exhibit
No.		Exhibit
4.09	—	Amendment No. 7 to the Second Lien Credit Agreement dated as of July 1, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent. (18)

4.10	—	Amendment No. 8 to the Second Lien Credit Agreement dated as of August 8, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent. (18)

4.11	—	Amendment No. 9 dated as of October 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto. (17)

4.12	—	Amendment No. 10 dated as of November 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto. (17)

4.13		Amendment No. 11 and Agreement dated as of December 29, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse as Administrative Agent and Collateral Agent and the lenders party thereto.(20)

4.14	—	Amendment No. 12 Waiver and Consent dated as of March 9, 2006, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto. *

4.15	—	Amendment No. 13 to the Second Lien Credit Agreement dated April 5, 2006 among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of their subsidiaries and Credit Suisse First Boston, as administrative agent and collateral agent. (21)

4.16	—	Amendment No. 14 and consent dated as of May 9, 2006 to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse, as administrative agent and collateral agent. (22)

4.17	—	Amendment No. 15 and consent dated as of June 20, 2006 to the Second-Lien Credit Agreement among Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(23)

4.18	—	Amendment No. 16 Waiver and Agreement dated as of July 21, 2006 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(26)

4.19	—	Amendment No. 17 dated as of January 30, 2007 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.*

4.20	—	Second Amended and Restated Credit Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger. (9)

4.21	—	First Amendment and Consent to Second Amended and Restated Credit Agreement dated December 21, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (16)

Exhibit
No.		Exhibit
4.22	—	Second Amendment to Second Amended and Restated Credit Agreement dated as of March 16, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (14)

4.23	—	Third Amendment to Second Amended and Restated Credit Agreement dated as of March 30, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender. (16)

4.24	—	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.25	—	Fifth Amendment to Second Amendment and Restated Credit Agreement dated as of July 1, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.26	—	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of July 27, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.27	—	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of August 5, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent. (18)

4.28	—	Eighth Amendment to the Second Amended and Restated Credit Agreement, executed as of October 5, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto. (17)

4.29	—	Limited Consent and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of November 7, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and certain of its subsidiaries and General Electric Capital Corporation as agent and lender. (17)

4.30	—	Limited Waiver and Tenth Amendment to the Second Amended and Restated Credit Agreement dated as of December 29, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto. (20)

4.31	—	Eleventh Amendment and Consent to the Second Amended and Restated Credit Agreement, dated as of March 8, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.*

4.32	—	Twelfth Amendment to the Second Amended and Restated Credit Agreement by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and General Electric Capital Corporation, as agent and lender. (21)

4.33	—	Thirteenth Amendment to the Second Amended and Restated Credit Agreement dated as of May 3, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and General Electric Capital Corporation, as agent and lender. *

Exhibit
No.		Exhibit
4.34	—	Limited Consent and Fourteenth Amendment to the Second Amended and Restated Credit Agreement dated as of May 9, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto. (22)

4.35	—	Fifteenth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 20, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.(23)

4.36	*—	Sixteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of July 21, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(25)

4.37	—	Limited Waiver and Seventeenth Amendment to the Second Amended and Restated Credit Agreement, dated as of August 2, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(27)

4.38	—	Eighteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of October 30, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.*

4.39	—	Nineteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of December 26, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.*

4.40	—	Supplemental Indenture dated as of May 16, 2006 among Thermadyne Holdings Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee.(24)

4.41	—	Second Supplemental Indenture dated as of August 2, 2006 among Thermadyne Holdings Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee. (27)

10.1	—	Omnibus Agreement dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company. (10)

10.2	—	Escrow Agreement dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc. (10)

10.3	—	Schedule of substantially identical lease agreements. (10)

10.4	—	Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company. (10)

10.5	—	Schedule of substantially identical lease guarantees (10)

10.6	—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc. (10)

10.7	—	Lease Agreement between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated September 22, 2003.(16)

10.8	—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated May 1, 2004.(16)

10.9	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd., dated January 19, 2005.(16)

10.10	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd., dated December 28, 2004. (16)

10.11	—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and Thermadyne Holdings Corporation, dated December 28, 2004. (16)

10.12†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Dennis Klanjscek, dated June 13, 2002.(16)

10.13†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and John Boisvert, dated January 1, 2004. (16)

Exhibit
No.		Exhibit
10.14†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Terry Downes, dated January 1, 2004. (16)

10.15†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Jason Huett, dated January 1, 2004. (16)

10.16†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Patricia S. Williams, dated January 1, 2004. (16)

10.17†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Paul D. Melnuk, dated January 28, 2004. (4)

10.18†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Martin Quinn, dated April 1, 2005*

10.19†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Steven A. Schumm, dated August 7, 2006. (28)

10.20†	—	Employment Agreement between Thermadyne Industries, Inc. and Mark F. Jolly, dated September 11, 2006.*

10.21	—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement. (13)

10.22	—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan. (6)

10.23	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan. (15)

10.24	—	2004 Non-Employee Director’s Stock Option Plan. (15)

10.25	—	Acquisition Agreement dated as of December 22, 2005, by and between Thermadyne Italia, S.R.L., as seller, and Mase Generators S.P.A., as buyer. (19)

10.26	—	Purchase Agreement dated as of December 22, 2005, by and among Thermadyne Chile Holdings, Ltd. and Thermadyne South America Holdings, Ltd., as sellers, and Soldaduras PCR Soltec Limitada and Penta Capital de Riesgo S.A., as buyers. (19)

10.27		Sale Agreement dated March 9, 2006 between The HG A Van Zyl Familie Trust (“the Trust”) and Hendrik Gert Van Zyl (“Gerrit van Zyl”) and Thermadyne South Africa (Pty) Limited t/a Unique Welding Alloys and Renttech S.A. (Pty) Limited and Unique Welding Alloys Rustenburg (Proprietary) Limited t/a Thermadyne Plant Rental South Africa and Thermadyne Industries Inc. and Pieter Malan*

10.28		Share Sale Agreement dated March 9, 2006 between Marthinus Johannes Crous (“Seller”) and Thermadyne Industries, Inc and Thermadyne South Africa (Pty) Limited trading as Unique and Unique Welding Alloys Rustenburg (Pty) Limited trading as Thermadyne Plant Rental South Africa and Maxweld & Braze (Pty) Limited and Selrod Welding (Pty) Limited.*

10.29		Acquisition Agreement dated April 6, 2006 between Thermadyne Italia S.r.l. (“Seller”) and SIGEFI Societe para Actions Simplifiee, acting on behalf of Siparex Italia, Fonds Commun de Placement a Risque and Giorgio Bassi (“Buyer”)*

14	—	Thermadyne Holdings Corporation Code of Ethics. (16)

21	—	Subsidiaries of Thermadyne Holdings Corporation. *

23.1	—	Consent of Independent Registered Public Accounting Firm. *

23.2		Consent of Independent Registered Public Accounting Firm. *

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2003.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-114511) on April 15, 2004.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 3, 2003.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on November 24, 2004.

(10)	Incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 17, 2004.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on March 17, 2005.

(15)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2004.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 28, 2005.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 5, 2006.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2006.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-22378) filed under Section 12(g) of the Exchange Act on May 10, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 23378) filed on June 26, 2006.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 23378) filed on May 23, 2006.

(25)	Corrected from document filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2006.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 21, 2006.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 3, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2006.