Form 10-Q
period 2007-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2007-05-08
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from           to
Commission file number 0-23378
Thermadyne Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2482571
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

16052 Swingley Ridge Road, Suite 300, Chesterfield,
MO	63017
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (636) 728-3000
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on March 31, 2007 was 13,338,592.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Current Assets:
Cash and cash equivalents	$5,830	$11,310
Accounts receivable, less allowance for doubtful accounts of $2,242 and $2,483, respectively	85,108	79,249
Inventories	102,357	98,364
Prepaid expenses and other	7,161	6,425
Assets held for sale	16,285	16,493
Deferred tax assets	1,104	1,104

Total current assets	217,845	212,945

Property, plant and equipment, net of accumulated depreciation of $39,759 and $37,206, respectively	42,809	43,334
Goodwill	188,332	189,282
Intangibles, net	65,273	65,931
Other assets	6,332	6,633

Total assets	$520,591	$518,125

Current Liabilities
Working capital facility	$34,029	$17,606
Current maturities of long-term obligations	1,419	1,378
Accounts payable	29,973	32,298
Accrued and other liabilities	25,268	34,519
Accrued interest	3,446	8,252
Income taxes payable	1,309	1,248
Liabilities related to assets held for sale	11,430	11,279

Total current liabilities	106,874	106,580

Long-term obligations, less current maturities	238,245	238,012
Deferred tax liabilities	46,554	46,456
Other long-term liabilities	23,125	23,266
Minority interest	326	307
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,338,592 shares at March 31, 2007 and 13,335,517 shares at December 31, 2006	134	133
Additional paid-in capital	185,138	184,804
Accumulated deficit	(87,214)	(88,618)
Accumulated other comprehensive income	7,409	7,185

Total shareholders’ equity	105,467	103,504

Total liabilities and shareholders’ equity	$520,591	$518,125

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$117,215	$111,900
Cost of goods sold	79,131	79,803

Gross margin	38,084	32,097

Selling, general and administrative expenses	26,283	24,203
Amortization of intangibles	726	721
Net periodic postretirement benefits	138	528

Operating income	10,937	6,645

Other expenses:
Interest	(7,062)	(6,145)
Amortization of deferred financing costs	(353)	(332)
Minority interest	(22)	(61)

Income from continuing operations before income tax provision and discontinued operations	3,500	107

Income tax provision	2,283	817

Income (loss) from continuing operations	1,217	(710)
Income (loss) from discontinued operations, net of tax	187	(668)

Net income (loss)	$1,404	$(1,378)

Basic income (loss) per share:
Continuing operations	$0.09	$(0.05)
Discontinued operations	0.02	(0.05)

Net income (loss)	$0.11	$(0.10)

Diluted income (loss) per share:
Continuing operations	$0.09	$(0.05)
Discontinued operations	0.02	(0.05)

Net income (loss)	$0.11	$(0.10)

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from continuing operations
Cash flows from operating activities:
Net income (loss)	$1,404	$(1,378)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	(187)	668
Minority interest	22	61
Depreciation and amortization	3,299	4,671
Deferred taxes	1,239	(271)
Changes in operating assets and liabilities	(26,229)	(22,394)
Other, net	(176)	286

Net cash used in operating activities	(20,628)	(18,357)

Cash flows from investing activities:
Capital expenditures	(1,307)	(1,017)
Proceeds from sales of assets	—	8,915
Purchase of minority interest	—	(3,954)
Other	(84)	—

Net cash provided by (used in) investing activities	(1,391)	3,944

Cash flows from financing activities:
Net borrowings under revolving credit facility	16,423	5,399
Net repayments under other credit facilities	(88)	(574)
Advances from (to) from discontinued operations	(270)	1,869
Other, net	335	173

Net cash provided by financing activities	16,400	6,867

Effect of exchange rate changes on cash and cash equivalents	139	978

Net cash used in continuing operations	(5,480)	(6,568)

Cash flows from discontinued operations
Net cash provided by operating activities	911	949
Net cash used in investing activities	(90)	(209)
Net cash used in financing activities	(229)	(1,746)
Effect of exchange rates on cash and cash equivalents	(4)	(84)

Net cash provided by (used in) discontinued operation	588	(1,090)

Total decrease in cash and cash equivalents	(4,892)	(7,658)
Total cash and cash equivalents beginning of period	11,310	15,562

Total cash and cash equivalents end of period	$6,418	$7,904

Continuing operations
Cash and cash equivalents beginning of period	$11,310	$13,187
Net cash used in continuing operations	(5,480)	(6,568)

Cash and cash equivalents end of period	$5,830	$6,619

Discontinued operations
Cash and cash equivalents beginning of period	$—	$2,375
Net cash provided by (used in) discontinued operations	588	(1,090)

Cash and cash equivalents end of period	$588	$1,285

Income taxes paid	$965	$2,435

Interest paid	$9,759	$9,980

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1.	Organization and Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements requires use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Certain information for 2006, primarily accounts related to discontinued operations, has been reclassified to conform to the 2007 presentation.

2.	Significant Accounting Policies

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months ended March 31, 2007 and 2006:

	Balance at			Balance at
	Beginning of			End of
Product warranty accrual:	Period	Provision	Payments	Period
Three months ended March 31, 2007	$2,978	$1,161	$(977)	$3,162
Three months ended March 31, 2006	$3,007	$418	$(559)	$2,866
Fair Value

The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $172,375 and $162,750 at March 31, 2007 and December 31, 2006, respectively, is based on available market information.

Income Taxes

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the deferred tax benefit from the reduction in the valuation allowance related to pre-emergence bankruptcy deferred tax assets must be recognized as a reduction in goodwill associated with fresh start accounting. Therefore, any reduction in valuation allowances associated with pre-emergence items will not reduce the Company’s provision for taxes. A further discussion of the Company’s accounting for income taxes is provided in Note 9 to the condensed consolidated financial statements.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of SFAS No. 157 is not expected to have a significant impact on the financial condition, results of operations, cash flows or disclosures of the Company.

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption of SFAS No. 159, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by SFAS No. 95, “Statement of Cash Flows” (as amended). SFAS No. 159 is effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.

3.	Discontinued Operations

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. The selling price is stated in South African Rand which converts to approximately $18 million, with $14 million payable at closing and the balance due no later than three years from the closing date. The transaction is expected to close in May 2007. Based on the expected sales price, net of estimated disposal costs, a loss of approximately $9.2 million (net of $6.3 million of tax) was recorded in 2006 as a component of discontinued operations, including $0.5 million related to previously unrecognized foreign currency translation. The assets and liabilities are classified as held for sale at both March 31, 2007 and December 31, 2006. There were no significant change since December 31, 2006 that would require adjustment to estimates made in determining the loss.

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15.2 million (net of $1.2 million of tax), including $1.4 million loss related to previously unrecognized foreign currency translation, was recorded in the fourth quarter of 2006 based on estimated fair value of the assets related to the operation, net of estimated disposal costs. This was recorded as a component of discontinued operations. The assets and liabilities related to the operation are classified as held for sale at both March 31, 2007 and December 31, 2006. The Company expects to dispose of the Brazilian operation by September 2007. There were no significant change since December 31, 2006 that would require adjustment to estimates made in determining the loss.
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
The tables below sets forth certain information related to the South Africa, Brazil, and TecMo operations included in discontinued operations for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	South
	Africa	Brazil	Total

Net sales	$12,186	$2,813	$14,999
Operating expenses	(10,933)	(3,276)	(14,209)
Other expenses	(222)	(94)	(316)
Income tax provision	(287)	—	(287)

Net income (loss) from discontinued operations	$744	$(557)	$187

	Three Months Ended March 31, 2006
	South
	Africa	Brazil	TecMo	Total

Net sales	$7,806	$3,153	$2,774	$13,733
Operating expenses	(6,993)	(3,741)	(2,789)	(13,523)
Other expenses	(23)	(349)	(7)	(379)
Income tax (provision) benefit	(233)	2	(268)	(499)

Net income (loss) from discontinued operations	$557	$(935)	$(290)	$(668)

Selected balance sheet items for the discontinued operations classified as held for sale as of March 31, 2007 and December 31, 2006 are as follows:

	At March 31, 2007
	South
	Africa	Brazil	Total

Cash	$588	$—	$588
Accounts receivable	5,870	466	6,336
Inventories	6,117	1,297	7,414
Property and equipment, net	—	1,397	1,397
Goodwill and other intangible assets	—	—	—
Other assets	49	501	550

	$12,624	$3,661	$16,285

Accounts payable and other liabilities	$4,789	$6,641	$11,430

	At December 31, 2006
	South
	Africa	Brazil	Total

Cash	$—	$—	$—
Accounts receivable	4,984	569	5,553
Inventories	7,273	2,252	9,525
Property and equipment, net	—	1,109	1,109
Goodwill and other intangible assets	—	—	—
Other assets	—	306	306

	$12,257	$4,236	$16,493

Accounts payable and other liabilities	$4,372	$6,907	$11,279

4.	Inventories

The composition of inventories was as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$19,527	$19,347
Work-in-process	23,134	30,166
Finished goods	70,070	58,531

	112,731	108,044

LIFO reserve	(10,374)	(9,680)

	$102,357	$98,364

5.	Intangible Assets

The composition of intangibles was as follows:

	March 31,	December 31,
	2007	2006
Goodwill	$188,332	$189,282
Patents and customer relationships	42,087	42,019
Trademarks	33,403	33,403

	263,822	264,704

Accumulated amortization	(10,217)	(9,491)

	$253,605	$255,213

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. The most recent test was performed as of October 1, 2006 at which time no impairment was found. The utilization of pre-emergence bankruptcy loss carryforwards are treated as a reduction in goodwill rather than a reduction of the provision for taxes on the statement of operations. The Company currently anticipates utilizing a portion of these loss carryforwards and accordingly has reduced goodwill. Prior to this period, there was no utilization of loss carryforwards.

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill
Balance as of December 31, 2006	$189,282
Foreign currency translation	63
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(1,013)

Balance as of March 31, 2007	$188,332

Amortization of intangibles with identifiable lives amounted to $726 of expense for the three month period ended March 31, 2007, and to $721 of expense for the three month period ended March 31, 2006.

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	March 31,	December 31,
	2007	2006
Working Capital Facility	$34,029	$17,606
Second-Lien Facility	50,000	50,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	14,428	14,761
Other	236	(371)

	273,693	256,996
Current maturities and working capital facility	(35,448)	(18,984)

	$238,245	$238,012

Credit Agreement

The Company and its U.S. subsidiaries are borrowers under a Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Credit Agreement consists of a $9.25 million term loan which was repaid in July 2006 (the “Term Loan”) and a $70 million revolving loan commitment (the “Revolver”). Up to $25 million of the Revolver is available for letters of credit of which $13.2 million of letters of credit were outstanding as of March 31, 2007. Borrowing under the Revolver may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves. Unused availability was $17.7 million as of March 31, 2007. The Revolver terminates on November 22, 2009.

Borrowings under the Revolver accrue interest, at the Company’s option, at LIBOR (5.32% as of March 31, 2007) plus 2.25% or the prime rate (8.25% as of March 31, 2007) plus 0.5% on the Revolver. All of these percentages are subject to an interest rate grid and will decline if certain conditions are met. Unused portions of the Revolver are charged 50 basis points. The Credit Agreement is secured by substantially all of the assets of the Company’s subsidiaries in the U.S., Canada, the United Kingdom, and Australia, together with a pledge of the capital stock of substantially all of the Company’s subsidiaries, subject to certain limitations with respect to non-U.S. subsidiaries. The Credit Agreement contains financial covenants for maintenance of minimum fixed charge and maximum leverage ratios relative to “EBITDA”, as defined by the Credit Agreement.

In July 2006, the Credit Agreement was amended to (i) modify the maximum leverage ratio to 5.75 through June 30, 2007, with a .25 point reduction per quarter thereafter until the coverage ratio reaches 4.00, and (ii) modify the minimum fixed charge ratio to 1.0 through June 30, 2007, 1.10 at September 30, 2007 and thereafter and (iii) establish a minimum availability requirement of $5 million. In October 2006 and March 2007, the Credit Agreement was further amended to modify the maximum leverage ratios as of September 30, 2006 and December 31, 2006 and established the leverage ratio at 6.00 for March 2007 through June 2007 declining by 25 basis points quarterly thereafter to 4.50 in December 2008.

Second-Lien Facility

The Company and its U.S. subsidiaries became borrowers under a Second-Lien Term Loan facility (the “Second-Lien Facility”) which was entered into on July 29, 2004. The Second-Lien Facility is secured by a second lien on substantially all of the assets of the Company. The Second-Lien Facility accrues interest at the Company’s option, at LIBOR (5.32% as of March 31, 2007) plus 4.50%, or an alternative base rate of 3.50% plus the greater of (a) the Prime Rate or (b) the federal funds rate plus one half of 1.00%. The Second-Lien Facility, which matures on November 7, 2008, restricts the amount of long-term debt the Company may incur and has other customary provisions including financial and non-financial covenants. The Second-Lien Facility includes a prepayment penalty provision equal to 1% of the outstanding balance if repaid prior to October 31, 2007. On July 21, 2006, the

Company amended the Second-Lien Facility to increase the amount of borrowings to $50,000. The proceeds were used to repay the Term Loan in full, with the balance of the proceeds being used to pay a portion of the Revolver. In March 2007, the Company received a waiver from the Second-Lien Facility holders regarding covenant compliance at December 31, 2006.
Covenant Compliance
At March 31, 2007, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2007 by achieving its 2007 financial plan, which includes realizing sales of new products to be introduced in 2007, the continuing impact of 2006 price increases for existing products, and successfully implementing certain cost reduction initiatives including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing. If the Company is not successful in achieving its 2007 financial plan, the Company may not be in compliance with the financial covenants and would seek an amendment to the Credit Agreement and the Second-Lien Facility. There can be no assurance that the Company could obtain such amendments, failure to obtain an amendment would result in a default under the Credit Agreement and the Second-Lien Facility which could result in a material adverse impact on the Company’s financial condition.
Senior Subordinated Notes
The Company is the issuer of $175 million in aggregate principal of 9 1/4% Senior Subordinated Notes due in 2014 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9 1/4% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make certain investments. In an amendment dated May 9, 2006, the Company is now required, subject to certain conditions in the Credit Agreement and Second Lien Facility, to use the amount of “Excess Cash Flow,” as defined in the indenture, to either permanently repay senior debt within 105 days after year end or purchase the Senior Subordinated Notes through an offer of 101% of the principal amount thereof.
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
Parent Company Financial Information
Borrowings under the Company’s Credit Agreement are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, certain of Industries’ other domestic subsidiaries and the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada. The Credit Agreement contains restrictions that limit Industries’ ability to dividend cash and other assets to its parent company, Thermadyne Holdings Corporation. At March 31, 2007 and December 31, 2006, the only asset carried on the parent-company books of Thermadyne Holdings Corporation was its investment in Industries and the only liabilities were the $175 million of Senior Subordinated Notes. As a result of the limited assets and liabilities recorded at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

7.	Derivative Instruments

As of March 31, 2007, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. A fair value adjustment of $(386) was recorded for the three month period ended March 31, 2007 as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. At March 31, 2007 the fair value of the interest rate swap of $1,282 has been recorded as a component of other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. For the three months ended March 31, 2007, the Company realized an increase in its interest expense as a result of the interest rate swap of $59. For the three months ended March 31, 2006, the Company realized an increase in its interest expense as a result of the interest rate swap of $43.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three month periods ended March 31, 2007 and March 31, 2006, was as follows:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$1,404	$(1,378)
Foreign currency translation	223	(540)

Comprehensive income (loss)	$1,627	$(1,918)

9.	Income Taxes

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

The deferred tax benefit from the reduction in the valuation allowance related to pre-emergence bankruptcy deferred tax assets must be recognized as a reduction in goodwill associated with fresh start accounting. Therefore, any reduction in the valuation allowance will not reduce the Company’s provision for taxes. For the period ended March 31, 2007, the Company reduced its valuation allowance on the related deferred tax asset and made a corresponding reduction in goodwill of $1.0 million. The Company has included the utilization of a portion of its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable as utilization is currently anticipated in 2007. Income tax payments in 2007 will primarily relate to state and foreign taxes. The Company currently has $70.3 million of pre-emergence NOL carry forwards which, if utilized, the related income tax benefit will reduce goodwill, and $60.8 million post-emergence NOL carry forwards which, if utilized, would not impact goodwill.

In addition, the Company’s 2007 income tax provision reflects the inclusion of the foreign source income of certain foreign subsidiaries without a corresponding benefit for related future foreign tax credits. These matters combined to create an unusually high effective tax rate which the Company anticipates will continue for the foreseeable future.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes the income tax amounts to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted the Interpretation as of January 1, 2007.

The Company has $8.5 million of unrecognized tax benefits in the financial statements. The adoption of FIN 48 did not have a significant impact on this amount. Included in the Company’s unrecognized tax benefits are $7.3 million of uncertain tax positions that would affect our effective tax rate if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company’s policy is to include both interest and penalties on underpayments of income taxes in its income tax provision. This policy was continued after the adoption of FIN 48. At January 1, 2007, the total interest and penalties accrued was $1.0 million.

The Company’s U.S. federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for 2002 through 2006 remain subject to examination by various state taxing authorities. The Company’s material foreign subsidiaries’ local country tax returns remain open to examination as follows: Australia (2002-2006), Canada (2001-2006), United Kingdom (2000-2006) and Italy (1999-2006). No extensions of the various statutes of limitations have currently been granted.

10.	Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At March 31, 2007, the Company was a co-defendant in approximately 694 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. The Judicial Panel on Multidistrict Litigation has consolidated a large number of these cases for pretrial proceedings in the Northern District of Ohio. As of March 31, 2007, 394 of the 694 cases naming the Company are pending in the multidistrict proceeding. Between June 1, 2003 and March 31, 2007, the Company was dismissed from approximately 770 other cases with similar allegations. Through March 31, 2007, the Company has made no payments or settlements to plaintiffs for these allegations.

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

11.	Stock Options and Stock-Based Compensation.

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company recorded compensation cost of $300 and $116 as selling, general and administrative expense for the three month periods ended March 31, 2007 and 2006, respectively.

The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended March 31, 2007 and 2006:

	March 31,		March 31,
	2007		2006
Weighted average fair value		$5.22		$7.41
Assumptions used:
Expected dividend yield		0.00%		0.00%
Expected volatility		38.28%		40.92%
Risk-free interest rate		4.53%		4.65%
Expected life	6	years	6	years
As of March 31, 2007, 1,291,729 options to purchase shares were outstanding under the Directors’ Plan, the Stock Incentive Plan and other specific agreements. Changes in stock options during the three months ended March 31, 2007, are as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Employee and Director Stock Options	Shares	Exercise Price	Term	Intrinsic Value
			(in years)
Options outstanding at December 31, 2006	1,313,063	$13.28
Granted	5,000	$11.64
Exercised	—	—
Forfeited or expired	(26,334)	$13.64

Options outstanding at March 31, 2007	1,291,729	$13.26	8.0	$174

Options exercisable at March 31, 2007	733,346	$13.16	7.6	$17

No options were exercised in either three-month period ended March 31, 2007 and 2006. The fair value of options vested during the three-month period ended March 31, 2007 was $0.6 million.
At March 31, 2007, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $2.9 million and the weighted average period over which this amount is expected to be recognized was approximately 2.4 years.

12.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended March 31,
	2007	2006
Numerator:
Income (loss) :
Continuing operations	$1,217	$(710)
Discontinued operations	187	(668)

Net income (loss)	$1,404	$(1,378)

Denominator:
Weighted average shares for basic earnings per share	13,338	13,323
Dilutive effect of stock options	6	—

Weighted average shares for diluted earnings per share	13,344	13,323

Basic income (loss) per share amounts:
Continuing operations	$0.09	$(0.05)
Discontinued operations	0.02	(0.05)

Net income (loss)	$0.11	$(0.10)

Diluted income (loss) per share amounts:
Continuing operations	$0.09	$(0.05)
Discontinued operations	0.02	(0.05)

Net income (loss)	$0.11	$(0.10)

The effects of options and warrants have not been considered in the determination of net income (loss) per share for the three months ended March 31, 2006 because the result would have been antidilutive. Options and warrants not included in the calculation for the three months ended March 31, 2006 were 2,178,154.

All Class B and Class C warrants that were outstanding at December 31, 2005 expired on May 23, 2006. There were no warrants exercised during the three months ended March 31, 2006.

13.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$289
Interest Cost	312	286	138	260
Expected return on plan assets	(312)	(286)	—	—
Recognized (gain) loss	—		—	(21)

Net periodic benefit cost	$—	$—	$138	$528

14.	Segment Information

The Company’s continuing operations are comprised of several product lines and operating locations. The similarity of products, paths to market, end users, and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis. Accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the Americas (United States, Canada and Mexico), Europe and Australia/Asia.

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended March 31,
	2007	2006
Net Sales:
Americas	$88,796	$87,131
Europe	8,742	7,260
Australia / Asia	19,677	17,509

	$117,215	$111,900

	March 31, 2007	December 31, 2006
Identifiable Assets:
Americas	$38,260	$38,942
Australia / Asia	8,832	8,936
Europe	2,048	2,089

	$49,140	$49,967

Product Line Information

The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company’s products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

	2007	2006
Gas equipment	$44,243	$43,544
Welding equipment	10,293	10,653
Arc accessories	36,092	30,943
Plasma power supplies, torches and consumable parts	17,093	17,070
Filler metal	9,494	9,690

	$117,215	$111,900

15.	Minority Interests

Minority shareholders hold 10% of one of the Company’s Italian subsidiaries. The shareholder agreement with this Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interest. The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement. As of March 31, 2007, the maximum payment to satisfy the put option is $724 based on the formula in the agreement.

16.	Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175 million in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014. The Company’s domestic, wholly owned subsidiaries “Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company.

In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada also guaranteed the Company’s $175 million 9 1/4 % Senior Subordinated Notes.

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,654	$2,176	$—	$5,830
Accounts receivable, net	—	78,482	6,626	—	85,108
Inventories	(121)	90,978	11,500	—	102,357
Prepaid expenses and other	—	6,597	564	—	7,161
Assets held for sale	—	—	16,285	—	16,285
Current deferred tax assets	—	1,104	—	—	1,104

Total current assets	(121)	180,815	37,151	—	217,845
Property, plant and equipment, net	—	35,275	7,534	—	42,809
Goodwill	—	188,332	—	—	188,332
Intangibles, net	—	65,273	—	—	65,273
Other assets	4,203	1,850	279	—	6,332
Investment in and advances to subsidiaries	183,399	—	—	(183,399)	—

Total assets	$187,481	$471,545	$44,964	$(183,399)	$520,591

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$34,029	$—	$—	$34,029
Current maturities of long-term obligations	—	1,278	141	—	1,419
Accounts payable	—	25,558	4,415	—	29,973
Accrued and other liabilities	—	23,238	2,030	—	25,268
Accrued interest	3,049	375	22	—	3,446
Income taxes payable	—	469	840	—	1,309
Liabilities applicable to assets held for sale	—	—	11,430	—	11,430

Total current liabilities	3,049	84,947	18,878	—	106,874
Long-term obligations, less current maturities	175,000	61,430	1,815	—	238,245
Deferred tax liabilities	—	46,554	—	—	46,554
Other long-term liabilities	—	22,339	786	—	23,125
Minority Interest	—	—	326	—	326
Shareholders’ equity (deficit):
Common stock	134	—	—	—	134
Additional paid-in-capital	185,138	—	—	—	185,138
Retained earnings (accumulated deficit)	(87,214)	(20,933)	(45,490)	66,423	(87,214)
Accumulated other comprehensive income (loss)	7,409	71,850	22,593	(94,443)	7,409

Total shareholders’ equity (deficit)	105,467	50,917	(22,897)	(28,020)	105,467
Net equity and advances to / from subsidiaries	(96,035)	205,358	46,056	(155,379)	—

Total liabilities and shareholders’ equity (deficit)	$187,481	$471,545	$44,964	$(183,399)	$520,591

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9,206	$2,104	$—	$11,310
Accounts receivable, net	—	73,300	5,949	—	79,249
Inventories	—	87,060	11,304	—	98,364
Prepaid expenses and other	—	5,894	531	—	6,425
Assets held for sale	—	—	16,493	—	16,493
Current deferred tax assets	—	1,104	—	—	1,104

Total current assets	—	176,564	36,381	—	212,945

Property, plant and equipment, net	—	35,560	7,774	—	43,334
Goodwill	—	189,282	—	—	189,282
Intangibles, net	—	65,931	—	—	65,931
Other assets	4,284	2,075	274	—	6,633
Investment in and advances to subsidiaries	183,400	—	—	(183,400)	—

Total assets	$187,684	$469,412	$44,429	$(183,400)	$518,125

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$17,606	$—	$—	$17,606
Current maturities of long-term obligations	—	1,009	369	—	1,378
Accounts payable	—	27,775	4,523	—	32,298
Accrued and other liabilities	—	32,396	2,123	—	34,519
Accrued interest	7,791	338	123	—	8,252
Income taxes payable	—	369	879	—	1,248
Liabilities applicable to assets held for sale	—	—	11,279	—	11,279

Total current liabilities	7,791	79,493	19,296	—	106,580

Long-term obligations, less current maturities	175,000	61,611	1,401	—	238,012
Deferred tax liabilities	—	46,456	—	—	46,456
Other long-term liabilities	—	22,526	740	—	23,266
Minority Interest	—	—	307	—	307
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	184,804	—	—	—	184,804
Retained earnings (accumulated deficit)	(88,618)	(28,278)	(44,481)	72,759	(88,618)
Accumulated other comprehensive income (loss)	7,185	93,188	21,254	(114,442)	7,185

Total shareholders’ equity (deficit)	103,504	64,910	(23,227)	(41,683)	103,504
Net equity and advances to / from subsidiaries	(98,611)	194,416	45,912	(141,717)	—

Total liabilities and shareholders’ equity (deficit)	$187,684	$469,412	$44,429	$(183,400)	$518,125

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$139,743	$7,575	$(30,103)	$117,215
Cost of goods sold		103,466	5,486	(29,821)	79,131

Gross margin	—	36,277	2,089	(282)	38,084

Selling, general and administrative expenses	378	25,434	471	—	26,283
Amortization of intangibles	—	726	—	—	726
Net periodic postretirement benefits	—	138	—	—	138

Operating income (loss)	(378)	9,979	1,618	(282)	10,937

Other income (expense):
Interest, net	(4,645)	(2,388)	(29)	—	(7,062)
Amortization of deferred financing costs	(125)	(228)	—	—	(353)
Equity in net income (loss) of subsidiaries	6,552	—	—	(6,552)	—
Minority interest	—	(22)	—	—	(22)

Income (loss) from continuing operations before income tax provision and discontinued operations	1,404	7,341	1,589	(6,834)	3,500

Income tax provision	—	2,065	218	—	2,283

Income (loss) from continuing operations	1,404	5,276	1,371	(6,834)	1,217

Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	187	—	187

Net income (loss)	$1,404	$5,276	$1,558	$(6,834)	$1,404

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$125,922	$9,382	$(23,404)	$111,900
Cost of goods sold		94,535	7,651	(22,383)	79,803

Gross margin	—	31,387	1,731	(1,021)	32,097

Selling, general and administrative expenses	86	24,060	57		24,203
Amortization of intangibles		718	3		721
Net periodic postretirement benefits		528			528

Operating income (loss)	(86)	6,081	1,671	(1,021)	6,645

Other income (expense):
Interest, net	(4,090)	(2,071)	16		(6,145)
Amortization of deferred financing costs	(125)	(207)			(332)
Equity in net income (loss) of subsidiaries	2,923			(2,923)	—
Minority interest		(61)			(61)

Income (loss) from continuing operations before income tax provision and discontinued operations	(1,378)	3,742	1,687	(3,944)	107

Income tax provision		715	102		817

Income (loss) from continuing operations	(1,378)	3,027	1,585	(3,944)	(710)

Discontinued Operations:
Loss on disposition of discontinued operations, net of tax			(668)		(668)

Net income (loss)	$(1,378)	$3,027	$917	$(3,944)	$(1,378)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(3,136)	$(24,063)	$(1,596)	$8,167	$(20,628)

Cash flows from investing activities:
Capital expenditures		(1,213)	(94)		(1,307)
Proceeds from sales of assets					—
Acquisition of minority interest
Other		(84)			(84)

Net cash provided by investing activities	—	(1,297)	(94)	—	(1,391)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility		16,266	157		16,423
Net repayments of other credit facilities		(88)			(88)
Changes in net equity and advances to / from discontinued operations	2,801	3,566	1,530	(8,167)	(270)
Other	335				335

Net cash provided by (used in) financing activities	3,136	19,744	1,687	(8,167)	16,400

Effect of exchange rate changes on cash and cash equivalents	—	63	76	—	139

Net cash provided by (used in) continuing operations	—	(5,553)	73	—	(5,480)

Cash flows from discontinued operations:
Net cash provided by operating activities			911		911
Net cash used in investing activities			(90)		(90)
Net cash used in financing activities			(229)		(229)
Effect of exchange rate changes on cash and cash equivalents			(4)		(4)

Net cash used in discontinued operations	—	—	588	—	588

Total increase (decrease) in cash and cash equivalents	—	(5,553)	661	—	(4,892)
Total cash and cash equivalents beginning of period		9,207	2,103		11,310

Total cash and cash equivalents end of period	$—	$3,654	$2,764	$—	$6,418

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(5,304)	$(4,931)	$(4,469)	$(3,653)	$(18,357)

Cash flows from investing activities:
Capital expenditures		(1,075)	58		(1,017)
Proceeds from sales of assets		8,915			8,915
Acquisition of minority interest		(3,954)			(3,954)

Net cash provided by investing activities	—	3,886	58	—	3,944

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility		3,993	1,406		5,399
Net repayments of other credit facilities		(330)	(244)		(574)
Changes in net equity and advances to / from subsidiaries	5,304	(9,551)	2,463	3,653	1,869
Other		172	1		173

Net cash provided by (used in) financing activities	5,304	(5,716)	3,626	3,653	6,867

Effect of exchange rate changes on cash and cash equivalents	—	1,242	(264)	—	978

Net cash provided by (used in) continuing operations	—	(5,519)	(1,049)	—	(6,568)

Cash flows from discontinued operations:
Net cash provided by operating activities			949		949
Net cash used in investing activities			(209)		(209)
Net cash used in financing activities			(1,746)		(1,746)
Effect of exchange rate changes on cash and cash equivalents			(84)		(84)

Net cash used in discontinued operations	—	—	(1,090)	—	(1,090)

Total increase (decrease) in cash and cash equivalents	—	(5,519)	(2,139)	—	(7,658)
Total cash and cash equivalents beginning of period		6,591	8,971		15,562

Total cash and cash equivalents end of period	$—	$1,072	$6,832	$—	$7,904

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
Our manufacturing costs are one of the key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for use by us. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. In recent years we have taken steps to reduce our overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products. During both the first quarter of 2007 and 2006, we experienced higher than historical average inflation on materials such as copper, steel and brass which negatively affected margins.
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
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006: (a) general economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business; (b) the cyclicality and maturity of the cutting and welding market; (c) the effects to our business of economic conditions, such as fluctuations in the cost of raw materials and energy, the substitution of plastic and other materials in place of fabricated metals and the trend towards offshore production of fabricated metal products; (d) consolidation within our customer base and the resulting increased concentration of our sales; (e) actions taken by our competitors that affect our ability to retain our customers; (f) customers’ perceptions of our financial condition relative to that of our competitors, particularly in light of our emergence from Chapter 11 bankruptcy proceedings in May 2003, restatement of our financial statements in 2005, and delays in filing SEC reports; (g) risks associated with reconfiguration and relocation of manufacturing operations; (h) the effectiveness of our cost reduction initiatives; (i) foreign currency exchange rates; (j) changes in U.S. or foreign tax laws or regulations; (k) our ability to meet customer needs by introducing new products; (l) unforeseen liabilities arising from litigation, including risks associated with product liability; (m) the effectiveness of our information systems and internal controls; and (n) our ability to attract and retain qualified management personnel. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2006.
Key Indicators
Key economic measures relevant to us include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include, construction and transportation, railcar manufacturing, oil and gas exploration, metal fabrication and farm machinery, and shipbuilding. The trends in these industries provide important data to us in forecasting our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.
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
Discontinued Operations
On December 30, 2006, the Company committed to sell its Brazilian manufacturing operation and to sell its following South African subsidiaries, Maxweld & Braze Pty. Ltd. (“Maxweld”) and Thermadyne South Africa (Pty.) Ltd. (“Thermadyne South Africa”), as part of the Company’s evaluation of its non-core operations. The Company expects to complete the sale of the Brazilian operation by September 2007. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. The selling price is stated in South African Rand which converts to approximately $18 million, with $14 million payable at closing and the balance due no later than three years from the closing date. The transaction is expected to close in May 2007. Results from these operations are shown as discontinued operations in the Company’s financial statements. As a result of these decisions, the Company recorded an impairment loss of approximately $24.4 million (net of tax) in the fourth quarter of 2006 which was recorded as a component of discontinued operations. See Note 3 – Discontinued Operations to the consolidated financial statements for additional information.

RESULTS OF OPERATIONS
The following table reflects the results of operations for the three month periods ended March 31, 2007, and 2006. The amounts have been adjusted to reflect the impact of discontinued operations. See Note 3 – Discontinued Operations in our consolidated financial statements.

	Three Months Ended March 31,
	2007	2006	Change	% Change
Net sales	$117,215	$111,900	$5,315	4.7%
Cost of goods sold	79,131	79,803	672	0.8%

Gross margin	38,084	32,097	5,987	18.7%

Selling, general and administrative expenses	26,283	24,203	(2,080)	-8.6%
Amortization of intangibles	726	721	(5)	-0.7%
Net periodic postretirement benefits	138	528	390	73.9%

Operating income	10,937	6,645	4,292	64.6%

Other expenses:
Interest	(7,062)	(6,145)	(917)	-14.9%
Amortization of deferred financing costs	(353)	(332)	(21)	-6.3%
Minority interest	(22)	(61)	39	63.9%

Income from continuing operations before income tax provision and discontinued operations	3,500	107	3,393	nm

Income tax provision	2,283	817	(1,466)	nm

Income (loss) from continuing operations	1,217	(710)	1,927	271.4%
Income (loss) from discontinued operations, net of tax	187	(668)	855	nm

Net income (loss)	$1,404	$(1,378)	$2,782	201.9%

Net sales summary:
Americas net sales	$88,796	$87,131	$1,665	1.9%
International net sales	28,419	24,769	3,650	14.7%

Consolidated net sales	$117,215	$111,900	$5,315	4.7%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net sales from continuing operations for the three months ended March 31, 2007 were $117.2 million, which was a 4.7% increase over net sales of $111.9 million for the same three months in 2006. Sales to the Americas were $88.8 million for the first quarter of 2007 compared to $87.1 million for the same period last year, which is an increase of 1.9%. International sales were $28.4 million for the three months ended March 31, 2007 compared to $24.8 million for the first quarter of 2006, or an increase of 14.5% with stronger sales in both Europe and Asia. Net sales for the three months ended March 31, 2007 increased approximately $11 million as a result of pricing management including reduced customer rebates. The decrease in rebates resulted from a new rebate program initiated in January 2007. This increase was offset by approximately $6 million in volume decreases primarily attributable to December 2006 sales related to the change in the U.S. rebate program.
Gross margin from continuing operations for the first quarter of 2007 was $38.1 million, or 32.5% of net sales, compared to $32.1 million, or 28.7% of net sales, for the same period in 2006. Gross margin increased approximately $11 million as a result of improving pricing management including the August 2006 price increase, lower rebates under the new program along with ongoing efforts to improve margin realization. Lower volume reduced gross margin by an estimated $5 million. Inflation increased the 2007 material and production supply costs approximately $5 million over 2006 price levels. These increases were offset by cost savings from productivity initiatives of approximately $5 million. The increase in material cost was attributable to higher prices for key raw materials such as copper and brass.
Selling, general and administrative expenses (“SG&A”) were $26.3 million, or 22.4% of net sales, for the three months ended March 31, 2007 as compared to $24.2 million, or 21.6% of net sales, for the three months ended March 31, 2006. The increase in SG&A is principally related to increased accounting and audit costs and other shared services consulting fees related to the ongoing efforts to improve the accounting and reporting process and the introduction of new auditors and finance personnel.
Interest expense for the three months ended March 31, 2007 was $7.1 million, which compares to $6.1 million for the three months ended March 31, 2006. The difference results from an increase in our average borrowing rate due to the special interest adjustment increase to our Senior Subordinated Notes and the substitution of Second-Lien Facility borrowings for borrowings from the Working Capital Facility.
An income tax provision of $2.3 million for continuing operations was recorded on pretax income of $3.5 million for the three months ended March 31, 2007. An income tax provision of $0.8 million for continuing operations was recorded on pretax income of $0.1 million for the quarter ended March 31, 2006. The income tax provision for 2007 and 2006 includes $0.9 million and $1.1 million, respectively, of current tax expense primarily related to income generated in certain foreign jurisdictions and an offsetting benefit for deferred tax reductions. The Company’s 2007 income tax expense provision reflects the impact of the Company’s inability to utilize foreign tax credits based on its current tax position combined with the SOP 90-7 requirement to eliminate the tax benefit of utilizing pre-emergence NOLs. This combined impact created an unusually high effective tax rate which the Company anticipates will continue for the foreseeable future. For the three months ended March 31, 2006, the Company recorded a tax provision related to its foreign subsidiaries with any benefit of losses incurred in the U.S. being fully reserved with a valuation allowance based on its current tax position and estimates of future taxable income.
Income from discontinued operations was $0.1 million during the first quarter of 2007, compared to a loss of $0.7 million for the quarter ended March 31, 2006. The results for the first quarter of 2006 included an impairment charge of approximately $0.7 million related to the disposal of the TecMo subsidiary.
RECENT ACCOUNTING PRONOUNCEMENTS
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
Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities. (SFAS No. 159)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption of SFAS No. 159, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by SFAS No. 95, “Statement of Cash Flows” (as amended). SFAS No. 159 is effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash will be capital expenditures, working capital and debt service obligations. We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Revolver, described below.

The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
	March 31,
	2007	2006
Net cash provided by (used in) continuing operations :
Operating activities	$(20,628)	$(18,357)
Investing activities	(1,391)	3,944
Financing activities	16,400	6,867
Effect of exchange rates	139	978

Cash used in continuing operations	$(5,480)	$(6,568)

Operating Activities
Operating activities from continuing operations used $20.6 million of cash during the first three months of 2007, compared to the $18.4 million of cash used during the same time period in 2006. This includes the change in operating assets and liabilities which used $26.2 million of cash during the three months ended March 31, 2007, compared to the $22.4 million of cash used in the three months ended March 31, 2006. The changes in operating assets and liabilities included an accounts receivable increase of $5.5 million during the three months ended March 31, 2007, compared to the $7.8 million increase during the same period in 2006. The increases in receivables primarily arise from the effect of increased sales in the first quarter of each year. Inventory used $3.4 million of cash through the first three months of 2007, as compared to a usage of $1.3 million of cash in the same three month period last year due primarily to a build in welding equipment inventory in connection with the U.S. launch of that product line. Accounts payable decreased, using $2.5 million of cash in the first three months of 2007, which compares to the cash used from a decrease in payables of $3.0 million in the first three months of 2006. During both 2007 and 2006, the increase in accounts payable resulted from normal payment activities and timing differences. Accrued liabilities declined, using $14.2 million of cash in the first three months of 2007 compared to a $10.1 million use of cash in the first three months of 2006. Cash used in the first three months of 2007 and 2006 related to payment of accrued liabilities for rebate and incentive compensation as well as the increased interest under the Senior Subordinated Notes and Second-Lien Facility.
Investing Activities
Investing activities of continuing operations used $1.4 million of cash for the first three months of 2007 compared to net cash provided of $3.9 million for the first three months of 2006. The 2006 cash flow included the sale of certain discontinued operations partially reduced for the Company’s purchase of certain minority interests and capital expenditures. Capital expenditures were $1.3 million during the first three months of 2007 which represented an increase of $0.3 million from last year primarily due to the timing of capital expenditures.
Financing Activities
Financing activities of continuing operations provided $16.4 million of cash during the first three months of 2007 compared to the $6.9 million of cash provided during the same period last year. For the three months ended March 31, 2007, there was $16.3 million of net borrowings of indebtedness. For the same period in 2006, the Company had net borrowings of $5.1 million. The net borrowings in 2007 and 2006 were used to fund working capital requirements associated primarily with increased accounts receivables and inventory and to satisfy the accounts payable and accrued liabilities described in Operating Activities.
At March 31, 2007, the Company had $34.0 million outstanding under its Revolving Credit Agreement and had $17.7 million of availability. In addition, the Second-Lien Facility totaled $50 million at March 31, 2007. The Senior Subordinated Notes amounted to $175 million at March 31, 2007. For a more detailed description of the Company’s debt agreements and material debt covenants, see Note 6 – Debt and Capital Lease Obligations to the condensed consolidated financial statements.

In 2007, we anticipate our capital expenditures will be approximately $15.0 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.4 million and $1.3 million, respectively. We expect our operating cash flow, together with available borrowings under the Revolver, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements of the Credit Agreement and Second-Lien Facility, the Notes and our other long-term obligations for 2007, as well as to maintain compliance with the related financial covenants. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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
In order to manage interest costs, we enter into an interest rate swap arrangements from time to time. As described in Note 7- Derivative Instruments, the Company currently has an interest rate swap contract with a notional amount of $50 million to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest, commodity price risk, and foreign currency exchange rates discussed in our 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10 – Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 6. Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
By:	/s/ Mark F. Jolly
Mark F. Jolly
Vice President — Global Controller Principal Accounting Officer

Date: May 7, 2007