Form 10-Q
period 2007-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2007-08-08
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
Yes ☑ No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on August 4, 2007 was 13,365,848.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$10,061	$11,310
Accounts receivable, less allowance for doubtful accounts of $1,844 and $2,483, respectively	91,477	79,249
Inventories	99,977	98,364
Prepaid expenses and other	6,565	6,425
Assets held for sale	4,899	16,493
Deferred tax assets	1,104	1,104

Total current assets	214,083	212,945

Property, plant and equipment, net of accumulated depreciation of $42,415 and $37,206, respectively	44,217	43,334
Goodwill	185,452	189,282
Intangibles, net	64,565	65,931
Other assets	6,237	6,633

Total assets	$514,554	$518,125

Current Liabilities:
Working capital facility	$25,403	$17,606
Current maturities of long-term obligations	3,010	1,378
Accounts payable	34,628	32,298
Accrued and other liabilities	27,897	34,519
Accrued interest	8,492	8,252
Income taxes payable	3,941	1,248
Liabilities related to assets held for sale	7,708	11,279

Total current liabilities	111,079	106,580

Long-term obligations, less current maturities	220,964	238,012
Deferred tax liabilities	46,602	46,456
Other long-term liabilities	24,444	23,266
Minority interest	358	307
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,353,182 shares at June 30, 2007 and 13,335,517 shares at December 31, 2006	134	133
Additional paid-in capital	185,737	184,804
Accumulated deficit	(85,566)	(88,618)
Accumulated other comprehensive income	10,802	7,185

Total stockholders’ equity	111,107	103,504

Total liabilities and stockholders’ equity	$514,554	$518,125

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$128,434	$114,319	$245,649	$226,219
Cost of goods sold	90,138	82,217	169,269	162,020

Gross margin	38,296	32,102	76,380	64,199

Selling, general and administrative expenses	26,739	29,396	53,022	53,599
Amortization of intangibles	726	723	1,452	1,444
Net periodic postretirement benefits	138	528	276	1,056

Operating income	10,693	1,455	21,630	8,100

Other expenses:
Interest	(7,269)	(6,316)	(14,331)	(12,461)
Amortization of deferred financing costs	(353)	(332)	(706)	(664)
Minority interest	(31)	(14)	(53)	(75)

Income (loss) from continuing operations before income tax provision and discontinued operations	3,040	(5,207)	6,540	(5,100)

Income tax provision	1,333	1,284	3,616	2,101

Income (loss) from continuing operations	1,707	(6,491)	2,924	(7,201)
Income (loss) from discontinued operations, net of tax	(59)	1,200	128	532

Net income (loss)	$1,648	$(5,291)	$3,052	$(6,669)

Basic income (loss) per share:
Continuing operations	$0.13	$(0.49)	$0.22	$(0.54)
Discontinued operations	$(0.01)	0.09	0.01	0.04

Net income (loss)	$0.12	$(0.40)	$0.23	$(0.50)

Diluted income (loss) per share:
Continuing operations	$0.13	$(0.49)	$0.22	$(0.54)
Discontinued operations	$(0.01)	0.09	0.01	0.04

Net income (loss)	$0.12	$(0.40)	$0.23	$(0.50)

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from continuing operations
Cash flows from operating activities:
Net income (loss)	$3,052	$(6,669)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	(128)	(532)
Minority interest	53	75
Depreciation and amortization	6,592	8,904
Deferred taxes	627	(1,159)
Changes in operating assets and liabilities	(12,952)	(15,317)
Other, net	(1,035)	1,689

Net cash used in operating activities	(3,791)	(13,009)

Cash flows from investing activities:
Capital expenditures	(4,519)	(2,240)
Net proceeds from sales of assets	13,783	16,455
Purchase of minority interest	—	(3,954)
Other	(427)	—

Net cash provided by investing activities	8,837	10,261

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	7,797	(4,139)
Net repayments under other credit facilities	(14,533)	(755)
Advances from (to) discontinued operations	(938)	2,619
Other, net	934	318

Net cash used in financing activities	(6,740)	(1,957)

Effect of exchange rate changes on cash and cash equivalents	445	377

Net cash used in continuing operations	(1,249)	(4,328)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	(99)	2,404
Net cash used in investing activities	(871)	(1,124)
Net cash provided by (used in) financing activities	1,148	(2,571)
Effect of exchange rates on cash and cash equivalents	(9)	(302)

Net cash provided by (used in) discontinued operations	169	(1,593)

Total decrease in cash and cash equivalents	(1,080)	(5,921)
Total cash and cash equivalents beginning of period	11,310	15,562

Total cash and cash equivalents end of period	$10,230	$9,641

Continuing operations
Cash and cash equivalents beginning of period	$11,310	$13,187
Net cash used in continuing operations	(1,249)	(4,328)

Cash and cash equivalents end of period	$10,061	$8,859

Discontinued operations
Cash and cash equivalents beginning of period	$—	$2,375
Net cash provided by (used in) discontinued operations	169	(1,593)

Cash and cash equivalents end of period	$169	$782

Income taxes paid	$1,966	$3,821

Interest paid	$13,177	$12,018

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$3,162	$2,866	$2,978	$3,007
Charged to costs and expenses	1,298	929	2,459	1,347
Deductions	(1,154)	(857)	(2,131)	(1,416)

Balance at end of period	$3,306	$2,938	$3,306	$2,938

Fair Value

The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $179,375 and $162,750 at June 30, 2007 and December 31, 2006, respectively, is based on available market information.

Income Taxes

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the deferred tax benefit from the reduction in the valuation allowance related to pre-emergence bankruptcy deferred tax assets is recognized as a reduction in goodwill associated with fresh start accounting. Therefore, any reduction in valuation allowances associated with pre-emergence net operating losses will not reduce the Company’s provision for taxes. A further discussion of the Company’s accounting for income taxes is provided in Note 9 to the condensed consolidated financial statements.

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

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS No. 159”)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company is in the process of assessing the impact of SFAS 159 on its consolidated financial statements.

3.	Discontinued Operations

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a $4,200 three-year term note receivable stated in South African Rand bearing interest at 14% per annum. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The assets and liabilities were classified as held for sale at December 31, 2006. During the second quarter of 2007, the Company corrected intercompany accounting by $2,900 and goodwill impairment by $2,200 from the amounts previously recorded in 2006 which resulted in a non-cash gain of $700, net of tax, which is included in the net results of discontinued operations for the three months ended June 30, 2007. In addition, the Company also had routine revisions in estimates related to discontinued operations in South Africa.

On December 30, 2006, the Company also committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 million (net of $1,200 million of tax) was recorded in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. This was recorded as a component of discontinued operations. The related assets and liabilities are classified as held for sale at both June 30, 2007 and December 31, 2006. The Company expects to dispose of the Brazilian operation in 2007. During the second quarter of 2007, the Company corrected reserves previously established to record certain tax and related interest obligations which resulted in a loss of $400, net of tax, which is included in the net results of discontinued operations for the three months ended June 30, 2007.

During the second quarter of 2007, the Company reduced the net realizable value of remaining tax recoveries and recorded a $300 charge related to its 2005 Soltec disposition to $1,100.

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

The tables below sets forth certain information related to the South Africa, Brazil, Soltec, and TecMo operations included in discontinued operations for the three month and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	South
	Africa	Brazil	Soltec	Total

Net sales	$7,213	$3,946	—	$11,159
Operating expenses	(6,614)	(4,049)	—	(10,663)
Other expenses	(7)	(15)	—	(22)
Income tax provision	(228)	—	—	(228)
Adjustment in carrying value of related assets and reserves, net of tax	394	(400)	(299)	(305)

Net income (loss) from discontinued operations	$758	$(518)	$(299)	$(59)

	Six Months Ended June 30, 2007
	South
	Africa	Brazil	Soltec	Total

Net sales	$19,399	$6,759	—	$26,158
Operating expenses	(17,547)	(7,325)	—	(24,872)
Other expenses	(229)	(109)	—	(338)
Income tax provision	(515)	—	—	(515)
Adjustment in carrying value of related assets and reserves, net of tax	394	(400)	(299)	(305)

Net income (loss) from discontinued operations	$1,502	$(1,075)	$(299)	$128

	Three Months Ended June 30, 2006
	South
	Africa	Brazil	TecMo	Total

Net sales	$8,647	$4,549	$—	$13,196
Operating expenses	(7,217)	(4,600)	—	(11,817)
Other expenses	9	(220)	—	(211)
Income tax benefit	25	7	—	32

Net income (loss) from discontinued operations	$1,464	$(264)	$—	$1,200

	Six Months Ended June 30, 2006
	South
	Africa	Brazil	TecMo	Total

Net sales	$16,453	$7,702	$2,774	$26,929
Operating expenses	(14,210)	(8,341)	(2,789)	(25,340)
Other expenses	(14)	(569)	(7)	(590)
Income tax (provision) benefit	(208)	9	(268)	(467)

Net income (loss) from discontinued operations	$2,021	$(1,199)	$(290)	$532

Selected balance sheet items for the discontinued operations classified as held for sale as of June 30, 2007 and December 31, 2006 are as follows:

	At June 30, 2007
	South
	Africa	Brazil	Soltec	Total

Cash	$—	$169	$—	$169
Accounts receivable	—	709	—	709
Inventories	—	1,873	—	1,873
Property and equipment, net	—	1,716	—	1,716
Goodwill and other intangible assets	—	—	—	—
Other assets	—	432	—	432

	$—	$4,899	$—	$4,899

Accounts payable and other liabilities	$—	$7,708	$—	$7,708

	At December 31, 2006
	South
	Africa	Brazil	Total

Cash	$—	$—	$—
Accounts receivable	4,984	569	5,553
Inventories	7,273	2,252	9,525
Property and equipment, net	—	1,109	1,109
Goodwill and other intangible assets	—	—	—
Other assets	—	306	306

	$12,257	$4,236	$16,493

Accounts payable and other liabilities	$4,372	$6,907	$11,279

4.	Inventories

The composition of inventories was as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$21,727	$19,347
Work-in-process	20,670	30,166
Finished goods	68,734	58,531

	111,131	108,044

LIFO reserve	(11,154)	(9,680)

	$99,977	$98,364

5.	Intangible Assets

The composition of intangibles was as follows:

	June 30,	December 31,
	2007	2006
Goodwill	$185,452	$189,282
Patents and customer relationships	42,105	42,019
Trademarks	33,403	33,403

	260,960	264,704

Accumulated amortization	(10,943)	(9,491)

	$250,017	$255,213

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

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill
Balance as of December 31, 2006	$189,282
Adjustment related to discontinued operations	(2,217)
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(1,722)
Foreign currency translation	109

Balance as of June 30, 2007	$185,452

Amortization of intangibles with identifiable lives amounted to $726 and $ 1,452 of expense for the three month and six month periods ended June 30, 2007, respectively, and to $733 and $1,453 of expense for the three month and six month periods ended June 30, 2006.

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	June 30,	December 31,
	2007	2006
Working Capital Facility	$25,403	$17,606
Second-Lien Facility	36,000	50,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	14,099	14,761
Other	(1,125)	(371)

	249,377	256,996

Current maturities and working capital facility	(28,413)	(18,984)

	$220,964	$238,012

Recent Financing Amendments

On June 29, 2007, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (the “Amended GE Credit Agreement”). The Amended GE Credit Agreement: (i) extends the maturity date to June 29, 2012; (ii) increases the revolving credit commitment to $100,000 (the “Working Capital Facility”), which includes (a) a new cash flow facility of up to $20,000 with interest at LIBOR plus 2.50%, (b) an asset based facility and (c) a new $8,000 property, plant equipment facility; (iii) provides for lower interest rate percentages applicable to the asset based borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the fixed charge coverage ratio; (iv) extends the time period for the 1% prepayment fee to November 30, 2008; and (v) substitutes a senior leverage ratio of 2.75 for the previous total leverage ratio. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves plus machinery at appraised value not to exceed $8,000. Borrowings under the cash flow facility are dependent on a minimum fixed charge coverage and EBITDA amount. At June 30, 2007, $13,500 of letters of credit were outstanding. Unused availability was $42,400 as of June 30, 2007 with $8,000 restricted until a collateral valuation is completed, with completion expected during August 2007.

Also on June 29, 2007, the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010 and (ii) lower the interest rates from LIBOR plus 4.50% to LIBOR plus 2.75%. Certain lenders party to the Second Lien Facility Amendment are affiliates of the holder of approximately 34% of the Company’s outstanding shares of common stock, which holder employs one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender. In connection with this Amendment, the Company prepaid $14,000 of the loans reducing the Second Lien Facility from $50,000 to $36,000 .

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings, Inc. At June 30, 2007 and December 31, 2006, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

Covenant Compliance

At June 30, 2007, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2007 by achieving its 2007 financial plan, which includes realizing sales of new products being introduced in 2007, the continuing impact of 2006 price increases for existing products, and successfully implementing certain cost reduction initiatives including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing. If the Company is not successful in achieving its 2007 financial plan, the Company may not be in compliance with the financial covenants and would seek amendments to its borrowing arrangements, as necessary. There can be no assurance that the Company could obtain such amendments. Failure to obtain such amendments would result in a default under certain borrowing arrangements and could result in a material adverse impact on the Company’s financial condition.

7.	Derivative Instruments

As of June 30, 2007, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. A fair value adjustment of $1,380 was recorded for the three month period ended June 30, 2007 as an increase to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. At June 30, 2007, the fair value of the interest rate swap of $2,661 has been recorded as a component of other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. For the three months and six months ended June 30, 2007, the Company realized an increase in its interest expense as a result of the interest rate swap of $114 and $173, respectively. For the three months and six months ended June 30, 2006, the Company realized an increase in its interest expense as a result of the interest rate swap of $149 and $192, respectively.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three month and six month periods ended June 30, 2007 and 2006, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,648	$(5,291)	$3,052	$(6,669)
Foreign currency translation	3,395	(680)	3,617	(1,220)

Comprehensive income (loss)	$5,043	$(5,971)	$6,669	$(7,889)

9.	Income Taxes

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

The deferred tax benefit from the reduction in the valuation allowance related to pre-emergence bankruptcy net operating loss carryovers must be recognized as a reduction in goodwill recorded in with fresh start accounting. Therefore, any reduction in the valuation allowance will not reduce the Company’s provision for taxes. For the three month and six month periods ended June 30, 2007, the Company reduced its valuation allowance on the related deferred tax asset and made a corresponding reduction in goodwill of $700 and $1,700, respectively. The Company has included the utilization of a portion of its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable as utilization is currently anticipated in 2007. Income tax payments in 2007 will primarily relate to state and foreign taxes. The Company currently has $70,300 of pre-emergence NOL carry forwards which, if utilized, the related income tax benefit will reduce goodwill, and $60,800 post-emergence NOL carry forwards which, if utilized, would not impact goodwill.

In addition, the Company’s 2007 income tax provision reflects the inclusion of the foreign source income of certain foreign subsidiaries without a corresponding benefit for related future foreign tax credits. These matters combined to create a high effective tax rate which the Company anticipates will continue for the foreseeable future.

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

The Company has $9,000 of unrecognized tax benefits in the financial statements as of June 30, 2007. The adoption of FIN 48 did not have a significant impact on this amount. Included in the Company’s unrecognized tax benefits are $7,300 of uncertain tax positions that would affect our effective tax rate if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company’s policy is to include both interest and penalties on underpayments of income taxes in its income tax provision. This policy was continued after the adoption of FIN 48. At June 30, 2007, the total interest and penalties accrued was $1,300.

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

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At June 30, 2007, the Company was a co-defendant in approximately 661 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. The Judicial Panel on Multidistrict Litigation has consolidated a large number of these cases for pretrial proceedings in the Northern District of Ohio. As of June 30, 2007, 390 of the 661 cases naming the Company are pending in the multidistrict proceeding. Between June 1, 2003 and June 30, 2007, the Company was dismissed from approximately 801 other cases with similar allegations. Through June 30, 2007, the Company has made no payments or settlements to plaintiffs for these allegations.

The Company is party to certain environmental matters. Any related obligations are not expected to have a material effect on the Company’s business or financial condition or results of operations.

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

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company recorded compensation cost of $420 and $720 as selling, general and administrative expense for the three month and six month periods ended June 30, 2007 and $284 and $400 for the three month and six month periods ended June 30, 2006, respectively.

The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended June 30, 2007 and 2006:

	June 30,	June 30,
	2007	2006
Weighted average fair value	$5.98	$6.46

Assumptions used:
Expected dividend yield	0.00%	0.00%
Expected volatility	37.90%	40.72%
Risk-free interest rate	4.53%	4.97%
Expected life	6 years	6 years
As of June 30, 2007, options to purchase 1,568,713 shares were outstanding under the Directors’ Plan, the Stock Incentive Plan and other specific agreements. Changes in stock options during the six months ended June 30, 2007, are as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Employee and Director Stock Options	Shares	Exercise Price	Term	Intrinsic Value
			(in years)
Options outstanding at December 31, 2006	1,313,063	$13.28
Granted	254,100	$14.93
Exercised	(11,582)	$12.58
Forfeited or expired	(32,068)	$13.82

Options outstanding at June 30, 2007	1,523,513	$13.55	8.1	$4,954

Options exercisable at June 30, 2007	725,363	$13.17	7.4	$2,632

There were 11,582 and 4,412 options exercised in the three-month period ended June 30, 2007 and 2006. There were 11,582 and 4,412 options exercised in the six-month period ended June 30, 2007 and 2006. The value of the options exercised in the three-month period ended June 30, 2007 and 2006 was $146 and $71, respectively. The value of the options exercised in the six-month period ended June 30, 2007 and 2006 was $146 and $71, respectively. The fair value of options vested during the three-month and six-month periods ended June 30, 2007 was $43 and $681, respectively.

In May 2007, the Company also granted 45,200 restricted shares to various employees which vest over 3 years if established performance targets related to return on invested operating capital are achieved.

At June 30, 2007, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $4,012 million and the weighted average period over which this amount is expected to be recognized was approximately 2.3 years.

12.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Income (loss) :
Continuing operations	$1,707	$(6,491)	$2,924	$(7,201)
Discontinued operations	(59)	1,200	128	532

Net income (loss)	$1,648	$(5,291)	$3,052	$(6,669)

Denominator:
Denominator for basic earnings per share — Weighted average shares for basic earnings per share	13,344	13,328	13,341	13,327
Dilutive effect of stock options	170	—	52	—

Denominator for diluted earnings per share — Weighted average shares for diluted earnings per share	13,514	13,328	13,393	13,327

Basic income (loss) per share amounts:
Continuing operations	$0.13	$(0.49)	$0.22	$(0.54)
Discontinued operations	(0.01)	0.09	0.01	0.04

Net income (loss)	$0.12	$(0.40)	$0.23	$(0.50)

Diluted income (loss) per share amounts:
Continuing operations	$0.13	$(0.49)	$0.22	$(0.54)
Discontinued operations	(0.01)	0.09	0.01	0.04

Net income (loss)	$0.12	$(0.40)	$0.23	$(0.50)

The effects of options and warrants have not been considered in the determination of net income (loss) per share for the three months and six months ended June 30, 2006 because the result would have been antidilutive. Shares underlying options and warrants not included in the calculation for both the three months and six months ended June 30, 2006 were 1,215,613.

All Class B and Class C warrants that were outstanding at December 31, 2005 expired on May 23, 2006. There were no warrants exercised during the three months or six months ended June 30, 2006.

13.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$289
Interest Cost	312	286	138	260
Expected return on plan assets	(312)	(286)	—	—
Recognized (gain) loss	—		—	(21)

Net periodic benefit cost	$—	$—	$138	$528

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$578
Interest Cost	624	572	276	520
Expected return on plan assets	(624)	(572)	—	—
Recognized (gain) loss	—		—	(42)

Net periodic benefit cost	$—	$—	$276	$1,056

14.	Segment Information

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

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales:
Americas	$95,290	$86,244	$184,086	$173,375
Europe	8,833	7,277	17,575	14,537
Australia / Asia	24,311	20,798	43,988	38,307

	$128,434	$114,319	$245,649	$226,219

	June 30,	December 31,
	2007	2006
Identifiable Assets:
Americas	$39,543	$38,942
Australia / Asia	8,948	8,936
Europe	1,964	2,089

	$50,455	$49,967

15.	Minority Interests

Minority shareholders hold 10% of one of the Company’s Italian subsidiaries. The shareholder agreement with this Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company and, conversely, provide the Company a call option to purchase the outstanding minority interest. The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement. At June 30, 2007, the maximum payment to satisfy the put option is $732 based on the formula in the agreement.

16.	Condensed Consolidating Financial Statements

Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following financial information presents the guarantors and non-guarantor as of June 30, 2007 and December 31, 2006, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,670	$2,391	$—	$10,061
Accounts receivable, net	—	82,600	8,877	—	91,477
Inventories	(83)	89,303	10,757	—	99,977
Prepaid expenses and other	—	5,656	909	—	6,565
Assets held for sale	—	—	4,899	—	4,899
Current deferred tax assets	—	1,104	—	—	1,104

Total current assets	(83)	186,333	27,833	—	214,083
Property, plant and equipment, net	—	36,618	7,599	—	44,217
Goodwill	—	185,452	—	—	185,452
Intangibles, net	—	64,565	—	—	64,565
Other assets	4,124	1,820	293	—	6,237
Investment in and advances to subsidiaries	183,399	—	—	(183,399)	—

Total assets	$187,440	$474,788	$35,725	$(183,399)	$514,554

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$25,403	$—	$—	$25,403
Current maturities of long-term obligations	—	1,316	1,694	—	3,010
Accounts payable	—	30,133	4,495	—	34,628
Accrued and other liabilities	—	25,978	1,919	—	27,897
Accrued interest	7,756	673	63	—	8,492
Income taxes payable	—	2,102	1,839	—	3,941
Liabilities applicable to assets held for sale	—	—	7,708	—	7,708

Total current liabilities	7,756	85,605	17,718	—	111,079
Long-term obligations, less current maturities	175,000	45,708	256	—	220,964
Deferred tax liabilities	—	46,602	—	—	46,602
Other long-term liabilities	—	23,688	756	—	24,444
Minority Interest	—	—	358	—	358
Shareholders’ equity (deficit):
Common stock	134	—	—	—	134
Additional paid-in-capital	185,737	—	—	—	185,737
Retained earnings (accumulated deficit)	(85,566)	(12,823)	(46,630)	59,453	(85,566)
Accumulated other comprehensive income (loss)	10,802	77,389	8,944	(86,333)	10,802

Total shareholders’ equity (deficit)	111,107	64,566	(37,686)	(26,880)	111,107
Net equity and advances to / from subsidiaries	(106,423)	208,619	54,323	(156,519)	—

Total liabilities and shareholders’ equity (deficit)	$187,440	$474,788	$35,725	$(183,399)	$514,554

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$278,212	$15,554	$(48,117)	$245,649
Cost of goods sold		206,097	11,253	(48,081)	169,269

Gross margin	—	72,115	4,301	(36)	76,380

Selling, general and administrative expenses	713	51,362	947	—	53,022
Amortization of intangibles	—	1,452	—	—	1,452
Net periodic postretirement benefits	—	276	—	—	276

Operating income (loss)	(713)	19,025	3,354	(36)	21,630

Other income (expense):
Interest, net	(9,352)	(4,902)	(77)	—	(14,331)
Amortization of deferred financing costs	(250)	(456)	—	—	(706)
Equity in net income (loss) of subsidiaries	16,855	—	—	(16,855)	—
Minority interest	—	(53)	—	—	(53)

Income (loss) from continuing operations before income tax provision and discontinued operations	6,540	13,614	3,277	(16,891)	6,540

Income tax provision	—	2,422	1,194	—	3,616

Income (loss) from continuing operations	6,540	11,192	2,083	(16,891)	2,924

Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	128	—	128

Net income (loss)	$6,540	$11,192	$2,211	$(16,891)	$3,052

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$138,469	$7,979	$(18,014)	$128,434
Cost of goods sold		102,631	5,767	(18,260)	90,138

Gross margin	—	35,838	2,212	246	38,296

Selling, general and administrative expenses	335	25,930	474	—	26,739
Amortization of intangibles	—	726	—	—	726
Net periodic postretirement benefits	—	138	—	—	138

Operating income (loss)	(335)	9,044	1,738	246	10,693

Other income (expense):
Interest, net	(4,707)	(2,514)	(48)	—	(7,269)
Amortization of deferred financing costs	(125)	(228)	—	—	(353)
Equity in net income (loss) of subsidiaries	10,303	—	—	(10,303)	—
Minority interest	—	(31)	—	—	(31)

Income (loss) from continuing operations before income tax provision and discontinued operations	5,136	6,271	1,690	(10,057)	3,040

Income tax provision	—	357	976	—	1,333

Income (loss) from continuing operations	5,136	5,914	714	(10,057)	1,707

Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	(59)	—	(59)

Net income (loss)	$5,136	$5,914	$655	$(10,057)	$1,648

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$253,804	$17,125	$(44,710)	$226,219
Cost of goods sold	—	190,762	14,826	(43,568)	162,020

Gross margin	—	63,042	2,299	(1,142)	64,199

Selling, general and administrative expenses	753	50,271	2,575	—	53,599
Amortization of intangibles	—	1,442	2	—	1,444
Net periodic postretirement benefits	—	1,056	—	—	1,056

Operating income (loss)	(753)	10,273	(278)	(1,142)	8,100

Other income (expense):
Interest, net	(8,285)	(4,175)	(1)	—	(12,461)
Amortization of deferred financing costs	(252)	(412)	—	—	(664)
Equity in net income (loss) of subsidiaries	2,621	—	—	(2,621)	—
Minority interest	—	(75)	—	—	(75)

Income (loss) from continuing operations before income tax provision and discontinued operations	(6,669)	5,611	(279)	(3,763)	(5,100)

Income tax provision	—	1,986	115	—	2,101

Income (loss) from continuing operations	(6,669)	3,625	(394)	(3,763)	(7,201)

Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	532	—	532

Net income (loss)	$(6,669)	$3,625	$138	$(3,763)	$(6,669)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$127,882	$7,743	$(21,306)	$114,319
Cost of goods sold		96,227	7,175	(21,185)	82,217

Gross margin	—	31,655	568	(121)	32,102

Selling, general and administrative expenses	667	26,211	2,518	—	29,396
Amortization of intangibles	—	724	(1)	—	723
Net periodic postretirement benefits	—	528	—	—	528

Operating income (loss)	(667)	4,192	(1,949)	(121)	1,455

Other income (expense):
Interest, net	(4,195)	(2,104)	(17)	—	(6,316)
Amortization of deferred financing costs	(127)	(205)	—	—	(332)
Equity in net income (loss) of subsidiaries	(302)	—	—	302	—
Minority interest	—	(14)	—	—	(14)

Income (loss) from continuing operations before income tax provision and discontinued operations	(5,291)	1,869	(1,966)	181	(5,207)

Income tax provision	—	1,271	13	—	1,284

Income (loss) from continuing operations	(5,291)	598	(1,979)	181	(6,491)

Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	—	—	1,200	—	1,200

Net income (loss)	$(5,291)	$598	$(779)	$181	$(5,291)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$3,306	$(5,456)	$(1,045)	$(596)	$(3,791)

Cash flows from investing activities:
Capital expenditures	—	(4,068)	(451)	—	(4,519)
Proceeds from sales of assets	—	13,783	—	—	13,783
Acquisition of minority interest	—	—	—	—
Other	(46)	(369)	(12)	—	(427)

Net cash provided by investing activities	(46)	9,346	(463)	—	8,837

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	—	7,640	157	—	7,797
Net repayments of other credit facilities	—	(14,502)	(31)	—	(14,533)
Changes in net equity and advances to / from discontinued operations	(4,194)	1,199	1,461	596	(938)
Other	934	—	—	—	934

Net cash provided by (used in) financing activities	(3,260)	(5,663)	1,587	596	(6,740)

Effect of exchange rate changes on cash and cash equivalents	—	236	209	—	445

Net cash provided by (used in) continuing operations	—	(1,537)	288	—	(1,249)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	(99)	—	(99)
Net cash used in investing activities	—	—	(871)	—	(871)
Net cash used in financing activities	—	—	1,148	—	1,148
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)

Net cash used in discontinued operations	—	—	169	—	169

Total increase (decrease) in cash and cash equivalents	—	(1,537)	457	—	(1,080)
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$7,670	$2,560	$—	$10,230

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(6,218)	$2,342	$(8,134)	$(999)	$(13,009)

Cash flows from investing activities:
Capital expenditures	—	(2,515)	275	—	(2,240)
Proceeds from sales of assets	—	16,455	—	—	16,455
Acquisition of minority interest	—	(3,954)	—	—	(3,954)

Net cash provided by investing activities	—	9,986	275	—	10,261

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	—	(5,281)	1,142	—	(4,139)
Net repayments of other credit facilities	—	(330)	(425)	—	(755)
Changes in net equity and advances to / from subsidiaries	5,893	(12,773)	8,500	999	2,619
Other	325	(264)	257	—	318

Net cash provided by (used in) financing activities	6,218	(18,648)	9,474	999	(1,957)

Effect of exchange rate changes on cash and cash equivalents	—	1,242	(865)	—	377

Net cash provided by (used in) continuing operations	—	(5,078)	750	—	(4,328)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	2,404	—	2,404
Net cash used in investing activities	—	—	(1,124)	—	(1,124)
Net cash used in financing activities	—	—	(2,571)	—	(2,571)
Effect of exchange rate changes on cash and cash equivalents	—	—	(302)	—	(302)

Net cash used in discontinued operations	—	—	(1,593)	—	(1,593)

Total increase (decrease) in cash and cash equivalents	—	(5,078)	(843)	—	(5,921)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562

Total cash and cash equivalents end of period	$—	$1,513	$8,128	$—	$9,641

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
Our manufacturing costs are one of the key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. In recent years, we have taken steps to reduce our overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products. During both the first and second quarters of 2007 and 2006, we experienced higher than historical average inflation on materials such as copper, steel and brass, which negatively affected margins.
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
Key Indicators
Key economic measures relevant to our business include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include construction and transportation, railcar manufacturing, oil and gas exploration, metal fabrication and farm machinery, and shipbuilding. The trends in these industries provide important data to us in forecasting our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.
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
Discontinued Operations
On December 30, 2006, the Company committed to sell its Brazilian manufacturing operation and to sell its following South African subsidiaries, Maxweld & Braze Pty. Ltd. and Thermadyne South Africa (Pty.) Ltd,., as part of the Company’s evaluation of its non-core operations. The Company expects to complete the sale of the Brazilian operation in 2007. On May 25, 2007, the Company completed the sale of the South African subsidiaries receiving $13.8 million net of $0.3 expenses and a $4.2 million three-year term note receivable in South African Rand with interest at 14% per annum. Results from these operations are shown as discontinued operations in the Company’s financial statements. As a result of these decisions, the Company recorded an impairment loss of approximately $24.4 million (net of tax) in the fourth quarter of 2006 which was recorded as a component of discontinued operations. During the second quarter of 2007, the Company corrected intercompany accounting by $2.9 million, goodwill impairments by $2.2 million and certain tax related accruals by $0.4 million which resulted in a gain of $0.3 million, net of tax, that is included in the net results of discontinued operations for the three and six months ended June 30, 2007. See Note 3 – Discontinued Operations to the consolidated financial statements for additional information.

RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three month and six month periods ended June 30, 2007, and 2006. The amounts have been adjusted to reflect the impact of discontinued operations. See Note 3 – Discontinued Operations in our consolidated financial statements.
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net sales	$128,434	$114,319	12.3%	$245,649	$226,219	8.6%

Net sales summary:
Americas net sales	$95,290	$86,244	10.5%	$184,086	$173,375	6.2%
International net sales	33,144	28,075	18.1%	61,563	52,844	16.5%

Consolidated net sales	$128,434	$114,319	12.3%	$245,649	$226,219	8.6%

Net sales from continuing operations for the three months ended June 30, 2007 were $128.4 million, which was a 12.3% increase over net sales of $114.3 million for the same three months in 2006. Sales to the Americas were $95.3 million for the second quarter of 2007 compared to $86.2 million for the same period last year, which is an increase of 10.5%. International sales were $33.1 million for the three months ended June 30, 2007 compared to $28.1 million for the second quarter of 2006, or an increase of 18.1% with stronger sales in both Europe and Asia. Approximately 70% of the increase in net sales for the three months ended June 30, 2007 was as a result of pricing management including reduced customer rebates. The decrease in rebates resulted from a new rebate program initiated in January 2007. Sales also increased $2.5 million for the second quarter of 2007 compared to the second quarter of 2006 due to foreign currency translation.
Net sales from continuing operations for the six months ended June 30, 2007 were $245.6 million, which was a 8.6% increase over net sales of $226.2 million for the same six months in 2006. Sales to the Americas were $184.1 million for the first half of 2007 compared to $173.4 million for the same period last year, which is an increase of 6.2%. International sales were $61.6 million for the six months ended June 30, 2007 compared to $52.8 million for the first six months of 2006, or an increase of 16.5% with stronger sales in both Europe and Asia. Primarily all of the increase in net sales for the six months ended June 30, 2007 was as a result of pricing management including reduced customer rebates. The decrease in rebates resulted from a new rebate program initiated in January 2007. Sales also increased $4.7 million for the six months of 2007 compared to the six months of 2006 due to foreign currency translation.
Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Gross margin	$38,296	$32,102	19.3%	$76,380	$64,199	19.0%
Gross margin from continuing operations for the second quarter of 2007 was $38.3 million, or 29.8% of net sales, increasing from $32.1 million, or 28.1% of net sales, for the same period in 2006. Gross margin increased as a result of various initiatives to improve margin realization including a price increase in August 2006 and a new rebate program. Inflation increased the 2007 material and production supply costs approximately $6 million over 2006 price levels. These increases were offset by cost savings from productivity initiatives of approximately $5 million through the Company’s TCP initiative. The increase in material cost was attributable to higher prices for key raw materials such as copper and brass.
Gross margin from continuing operations for the six months ended June 30, 2007 was $76.4 million, or 31.1% of net sales, increasing from $64.2 million, or 28.4% of net sales, for the same period in 2006. Gross margin increased as a result of various initiatives to improve margin realization including the August 2006 price increase and a new rebate program. Inflation increased the 2007 material and production supply costs approximately $12 million over 2006 price levels. These increases were offset by cost savings from productivity initiatives of approximately $10 million through the Company’s TCP initiative. The increase in material cost was attributable to higher prices for key raw materials such as copper and brass.
Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Selling, general and administrative expenses	$26,739	$29,396	(9.0%)	$53,022	$53,599	(1.1%)
Selling, general and administrative (“SG&A”) expenses were $26.7 million, or 20.8% of net sales, for the three months ended June 30, 2007 as compared to $29.4 million, or 25.7% of net sales, for the three months ended June 30, 2006. The decrease in SG&A is principally related to the incremental non-recurring costs incurred in the second quarter of 2006 associated with the completion of the 2005 restated and first quarter financial statements and the consents obtained from bondholders in May 2006. The increase in SG&A expenses in 2007 as compared to 2006 SG&A expenses excluding the non-recurring costs is attributable to general cost increases and foreign currency translations increases.
SG&A expenses were $53.0 million, or 21.6% of net sales, for the six months ended June 30, 2007 as compared to $53.6 million, or 23.7% of net sales, for the six months ended June 30, 2006. The decrease in SG&A is principally related to the incremental non-recurring costs incurred in the first half of 2006 associated with the completion of the 2005 restated and first quarter financial statements and the consents obtained from bondholders in May 2006. The increase in SG&A expenses in 2007 as compared to 2006 SG&A expenses excluding the non-recurring costs is attributable to general cost increases and foreign currency translations increases.
Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Interest expense	$(7,269)	$(6,316)	15.1%	$(14,331)	$(12,461)	15.0%
Interest expense for the three months ended June 30, 2007 was $7.3 million, increasing from the $6.3 million for the three months ended June 30, 2006. The difference results from an increase in our average borrowing rate due to the special interest adjustment increase to our Senior Subordinated Notes and the substitution of Second-Lien Facility borrowings for borrowings from the Working Capital Facility.
Interest expense for the six months ended June 30, 2007 was $14.3 million, increasing from the $12.5 million for the six months ended June 30, 2006. The difference results from an increase in our average borrowing rate due to the special interest adjustment increase to our Senior Subordinated Notes and the substitution of Second-Lien Facility borrowings for borrowings from the Working Capital Facility.
Income tax provision

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Income tax provision	$1,333	$1,284	3.8%	$3,616	$2,101	72.1%
An income tax provision of $1.3 million for continuing operations was recorded on pretax income of $3.0 million for the three months ended June 30, 2007. An income tax provision of $1.3 million for continuing operations was recorded on pretax loss of $5.2 million for the quarter ended June 30, 2006. The income tax provision for 2007 and 2006 includes $1.9 million and $2.1 million, respectively, of current tax expense primarily related to income generated in certain foreign jurisdictions.
An income tax provision of $3.6 million for continuing operations was recorded on pretax income of $6.5 million for the six months ended June 30, 2007. An income tax provision of $2.1 million for continuing operations was recorded on pretax loss of $5.1 million for the six month period ended June 30, 2006. The income tax provision for 2007 and 2006 includes $2.8 million and $3.2 million, respectively, of current tax expense primarily related to income generated in certain foreign jurisdictions. The Company’s 2007 income tax expense provision reflects the impact of the Company’s inability to utilize foreign tax credits based on its current tax position combined with the SOP 90-7 requirement to eliminate the tax benefit of utilizing pre-emergence NOLs. This combined impact created a high effective tax rate which the Company anticipates will continue for the foreseeable future. For the six months ended June 30, 2006, the Company recorded a tax provision related to its foreign subsidiaries with any benefit of losses incurred in the U.S. being fully reserved with a valuation allowance based on its current tax position and estimates of future taxable income.
Income (loss) from discontinued operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Income (loss) from discontinued operations	$(59)	$1,200	(104.9%)	$128	$532	(75.9%)
Loss from discontinued operations was $0.1 million during the second quarter of 2007, compared to income of $1.2 million for the quarter ended June 30, 2006. The results for the second quarter reflects the completion of the sale of the South African subsidiaries and the $0.3 million (net of tax) gain from adjusting the carrying value of assets and reserves for both South Africa and Brazil. Income from discontinued operations also includes on going operations of the Brazil operations.
Income from discontinued operations was $0.1 million during the first half of 2007, compared to income of $0.5 million for the six months ended June 30, 2006. The results for the first half of 2007 reflects the $0.3 million (net of tax) gain described above. Income from discontinued operations also includes on going operations of the Brazil operations.
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
Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS No. 159”)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company is in the process of assessing the impact of SFAS 159 on its consolidated financial statements.
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

The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended
Net cash provided by (used in) continuing operations :	June 30,
	2007	2006
Operating activities	$(3,791)	$(13,009)
Investing activities	8,837	10,261
Financing activities	(6,740)	(1,957)
Effect of exchange rates	445	377

Cash used in continuing operations	$(1,249)	$(4,328)

Operating Activities
Operating activities from continuing operations used $3.8 million of cash during the first six months of 2007, compared to the $13.0 million of cash used during the same time period in 2006. This includes the change in operating assets and liabilities which used $13.0 million of cash during the six months ended June 30, 2007, compared to the $15.3 million of cash used in the six months ended June 30, 2006. The changes in operating assets and liabilities included an accounts receivable increase of $10.7 million during the six months ended June 30, 2007, compared to the $9.7 million increase during the same period in 2006. The increases in receivables primarily arise from the effect of increased sales in the first half of each year. Inventory reductions serves as a $0.1 million source of cash through the first six months of 2007, as compared to a usage of $1.1 million of cash in the same six month period last year. Accounts payable increased, providing $1.8 million of cash in the first six months of 2007, which compares to the cash used from a decrease in payables of $4.3 million in the first six months of 2006. During both 2007 and 2006, the increase in accounts payable resulted from normal payment activities and timing differences. Accrued liabilities declined, using $7.1 million of cash in the first six months of 2007 compared to a $2.3 million use of cash in the first six months of 2006. This increased usage in 2007 related to the increased liabilities related to payment of accrued liabilities for rebate and incentive compensation, as well as the increased interest under the Senior Subordinated Notes and Second-Lien Facility.
Investing Activities
Investing activities of continuing operations provided $8.8 million of cash for the first six months of 2007 compared to net cash provided of $10.3 million for the first six months of 2006. The 2007 cash flow included the collection of $14.0 million from the sale of the South African business, a discontinued operation. The 2006 cash flow included collection of $16.5 million from the sale of several businesses classified as discontinued operations and the $4.0 million purchase of minority interests in discontinued operations to facilitate all subsequent dispositions. Each year also includes capital expenditures primarily for machinery and equipment in our manufacturing and distribution facilities. Capital expenditures were $4.5 million during the first six months of 2007, which represented an increase of $2.3 million from last year primarily due to the timing of capital expenditures.
Financing Activities
Financing activities of continuing operations used $6.7 million of cash during the first six months of 2007 compared to the $2.0 million of cash used during the same period last year. For the six months ended June 30, 2007, there was $6.7 million of net repayments of indebtedness including a $14.0 million repayment of the second lien indebtedness and increased borrowings under the working capital facility to fund working capital requirements as described in Operating Activities. The net repayment of the second lien indebtedness in 2007 was funded by the cash proceeds from the sale of the South African subsidiaries. For the same period in 2006, the Company had net borrowings of $4.9 million. The net borrowings in 2006 were used to fund working capital requirements as described in Operating Activities.

On June 29, 2007, the Company and certain of its foreign subsidiaries entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (the “Amended GE Credit Agreement”). The Amended GE Credit Agreement: (i) extends the maturity date to June 29, 2012; (ii) increases the revolving credit commitment to $100 million, which includes (a) a new “Cash Flow” facility of up to $20 million with interest at LIBOR plus 2.50%, (b) an asset based facility and (c) a new $8 million property, plant equipment facility (iii) provides for lower interest rate percentages applicable to the asset based borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the fixed charge coverage ratio; (iv) extends the time period for the 1% prepayment fee to November 30, 2008; and (v) substitutes a senior leverage of ratio of 2.75 for the previous total leverage ratio. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves plus machinery at appraised value not to exceed $8 million. Borrowings under the cash flow facility are dependent on a minimum fixed charge coverage and EBITDA amount. At June 30, 2007, $13.5 million of letters of credit were outstanding. Unused availability was $42.4 million as of June 30, 2007 with $8 million restricted until a collateral valuation is completed, with completion expected during August 2007.
Also on June 29, 2007, the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010; and (ii) lower the interest rates from LIBOR plus 4.50% to LIBOR plus 2.75%. Certain lenders party to the Second Lien Facility Amendment are affiliates of the holder of approximately 34% of the Company’s outstanding shares of common stock, which holder employs one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender. In connection with this Amendment, the Company prepaid $14 million of the loans reducing the Second Lien Facility from $50 million to $36 million.
The Amended GE Credit Agreement and the Second Lien Facility Amendment were filed as Exhibits 4.1 and 4.2 to the Company’s July 2, 2007 Current Report on Form 8-K, respectively, and are incorporated herein by reference.
The Senior Subordinated Notes amounted to $175 million at June 30, 2007. For a more detailed description of the Company’s debt agreements and material debt covenants, see Note 6 – Debt and Capital Lease Obligations to the condensed consolidated financial statements.
In 2007, we anticipate our capital expenditures will be approximately $13.0 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.4 million and $1.3 million, respectively. We also anticipate that the process of completing the sales and closure of our Brazilian manufacturing unit, a discontinued operation, could result in the use of $3 million to $4 million of cash in 2007 with the subsequent collection of sales proceeds in 2008. We expect our operating cash flow, together with available borrowings under the Working Capital Facility, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements of the Working Capital Facility and Second-Lien Facility, the Notes and our other obligations for 2007, as well as to maintain compliance with the related financial covenants. The indenture governing the Notes requires us to offer to purchase the Notes or retire senior indebtedness depending upon the level of Excess Cash Flow and Net Available Cash (as such terms are defined in the indenture) we generate, subject to certain terms and conditions. We anticipate that by April of 2008, we may be required to satisfy our obligations under the indenture to retire debt and we anticipate we will have sufficient financing available. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting except that the material weakness in their procedures for review and approval of non-routine transactions had been remediated during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10 – Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 4. Submission of Matters to a Vote of Security Holders
          The following matters were voted upon at the Annual Meeting of Stockholders held on May 1, 2007 and received the votes set forth below:
1. The following were elected to serve as director for a term expiring in 2008, receiving the number of votes set forth below:

Board of Director	For	Withheld

Paul D. Melnuk	8,358,348	500
J. Joe Adorjan	8,358,348	500
Andrew L. Berger	8,358,348	500
James B. Gamache	8,358,348	500
Marnie S. Gordon	8,358,348	500
Bradley G. Pattelli	8,358,348	500
2 . Ratification of KPMG as our independent registered public accounts for the year ending December 31, 2007 was voted upon with 8,358,848 votes for and no votes against or abstaining.
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
Item 9. Recent Developments
In the Annual Report of Thermadyne Holdings Corporation on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), management provided a report that concluded that our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was effective as of December 31, 2006. We have subsequently determined that our procedures for review and approval of non-routine transactions were not effective and as a result an error occurred in the calculation of the loss on discontinued operations. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2006. We believe we had remediated the material weakness as of June 30, 2007.
Specifically, we have continued our ongoing implementation and refinement of the remediation procedures described in our “Management Report on Internal Control Over Financial Reporting” included in Item 9A of our Form 10-K. Therein we stated “In 2006, the Company made extensive process and personnel changes in the areas noted above in an effort to establish effective internal controls and eliminate the material weaknesses. The process changes included pervasive modifications to the internal control procedures and the control environment consisting of comprehensive and timely account reconciliations and analyses in concert with appropriate oversight and review by experienced personnel combined with expanded use of computer systems capabilities. All management personnel associated with external financial reporting and disclosures and associated with setting and monitoring corporate-wide financial accounting and internal control procedures have been replaced. Management believes that corporate office monitoring controls and oversight have been established to prevent and detect any material misstatement in these areas. These controls by Thermadyne corporate office occur on a monthly, quarterly, and annual basis. Examples of these controls include: quarterly account reconciliations, experienced management review of the monthly financial analyses and the quarterly audit submissions by the locations, performance of variance analysis, approval of journal entries, and use of a monthly closing checklist to ensure all items are accounted for.” In addition, we have further enhanced the rigor of the application of these practices relative to our review and approval of non-routine transactions.
On December 30, 2006, the Company committed to sell its operations in South Africa and Brazil. In December 2006, we recorded an impairment provision to adjust the net carrying value of these operations to their estimated net realizable value. During the second quarter of 2007, we identified adjustments resulting in an incorrect carrying value of these operations which had the effect of overstating our 2006 impairment provision by a net $0.3 million. These adjustments consisted of corrections to: exclude the intercompany account from the loss of $2.9 million, net of tax; increase goodwill impairments of $2.2 million and increased other tax accruals related to these operations of $0.4 million. The net effect of these adjustments was deemed to be immaterial to the applicable periods. Therefore, there were no changes to our audited consolidated financial statements presented in the Form 10-K. Our report for the second quarter of 2007 includes the adjustment set forth above.
On August 7, 2007, the Audit Committee of our Board of Directors, after consultation with management and KPMG LLP, our independent registered public accounting firm, concurred with management’s conclusion that we had a material weakness in our internal control over financial reporting as of December 31, 2006 and determined that neither management’s report nor KPMG LLP’s report regarding the effectiveness of our internal control over financial reporting contained in the Form 10-K should be relied upon. As a result of this determination, we intend to file an amendment to the Form 10-K to reflect a change in management’s assessment of our internal controls over financial reporting as of December 31, 2006 and to restate Management’s Report on Internal Control Over Financial Reporting. In addition, the amended Form 10-K will include a restated Report of Independent Registered Public Accounting Firm regarding the Company's Internal Control Over Financial Reporting and Management's Report thereon. The amended Form 10-K will not change our consolidated financial statements or the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule dated March 30, 2007, included in the Form 10-K.
We also intend to file an amendment to the Form 10-Q for the three months ended March 31, 2007 to reflect a change in management’s assessment of our disclosure controls and procedures as of May 7, 2007. The amended Form 10-Q will not change our consolidated financial statements included in the Form 10-Q.
The Audit Committee of our Board of Directors has discussed these matters with KPMG LLP.
Appointment of Executive Vice President.   On August 7, 2007, the Company announced the appointment of Terry A. Moody as its Executive Vice President of Global Operations. Mr. Moody was formerly employed by Videocon Industries, a privately held manufacturer of high end digital products, where he served as the chief operating officer and senior vice president of Europe.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
By:	/s/ Mark F. Jolly
Mark F. Jolly
Vice President — Global Controller Principal Accounting Officer

Date: August 7, 2007