Form 10-K/A
period 2006-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2007-08-15
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Commission File Number 0-23378

Thermadyne Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	74-2482571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16052 Swingley Ridge Road, Suite 300 Chesterfield, Missouri	63017 (Zip Code)
(Address of principal executive offices)
(636) 728-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01par value	OTC BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐       No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐       No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐      No  ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one)
Large accelerated filer   ☐       Accelerated filer  ☑      Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No   ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $117,685,301 based on the closing sales price of the Common Stock on June 30, 2006.
Number of shares of Common Stock outstanding as of March 28, 2007: 13,338,592.

Part II

ITEM 9A CONTROLS AND PROCEDURES

Part IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index

Consent of Independent Registered Public Accounting Firm
Section 302 Certification
Section 302 Certification

EXPLANATORY NOTE
     In the Annual Report of Thermadyne Holdings Corporation on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) as filed on March 30, 2007, management provided a report that concluded that our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was effective as of December 31, 2006. As reported August 7, 2007 on Form 8-K, we have subsequently determined that our procedures for review and approval of non-routine transactions were not effective and as a result an error occurred in the calculation of the loss on discontinued operations. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2006.
     As reported on August 7, 2007, we believe we have remediated the material weakness as of June 30, 2007. Specifically, we have continued our ongoing implementation and refinement of the remediation procedures described in our “Management Report on Internal Control Over Financial Reporting” included in Item 9A of our Form 10-K. Therein we stated “In 2006, the Company made extensive process and personnel changes in the areas noted above in an effort to establish effective internal controls and eliminate the material weaknesses. The process changes included pervasive modifications to the internal control procedures and the control environment consisting of comprehensive and timely account reconciliations and analyses in concert with appropriate oversight and review by experienced personnel combined with expanded use of computer systems capabilities. All management personnel associated with external financial reporting and disclosures and associated with setting and monitoring corporate-wide financial accounting and internal control procedures have been replaced. Management believes that corporate office monitoring controls and oversight have been established to prevent and detect any material misstatement in these areas. These controls by Thermadyne corporate office occur on a monthly, quarterly, and annual basis. Examples of these controls include: quarterly account reconciliations, experienced management review of the monthly financial analyses and the quarterly audit submissions by the locations, performance of variance analysis, approval of journal entries, and use of a monthly closing checklist to ensure all items are accounted for.” In addition, we have further enhanced the rigor of the application of these practices relative to our review and approval of non-routine transactions.
     On December 30, 2006, the Company committed to sell its operations in South Africa and Brazil. In December 2006, we recorded an impairment provision to adjust the net carrying value of these operations to their estimated net realizable value. During the second quarter of 2007, we identified adjustments resulting in an incorrect carrying value of these operations which had the effect of overstating our 2006 impairment provision by a net $0.3 million. These adjustments consisted of corrections to: exclude the intercompany account from the loss of $2.9 million, net of tax; increase goodwill impairments of $2.2 million and increase other tax accruals related to these operations of $0.4 million. The net effect of these adjustments was deemed to be immaterial to the applicable periods. Therefore, there were no changes to our audited consolidated financial statements presented in the Form 10-K. Our report for the second quarter of 2007 includes the adjustment set forth above.
     On August 7, 2007, the Audit Committee of our Board of Directors, after consultation with management and KPMG LLP, our independent registered public accounting firm, concurred with management’s conclusion that we had a material weakness in our internal control over financial reporting as of December 31, 2006 and determined that neither management’s report nor KPMG LLP’s report regarding the effectiveness of our internal control over financial reporting contained in the Form 10-K should be relied upon. As a result of this determination, we are filing this Amendment to No. 1 on Form 10-K/A (Amendment No. 1). This Amendment No. 1 will not change our consolidated financial statements or the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule dated March 30, 2007, included in the Form 10-K.
     We are filing this Amendment No. 1 on Form 10-K/A to:
▪	restate Management’s Report on Internal Control Over Financial Reporting, and amend management’s assessment of the effectiveness of our disclosure controls and procedures;

▪	file a restated Report of Independent Registered Public Accounting Firm regarding the Company’s Internal Control Over Financial Reporting and Management’s report thereon; and

▪	file certain exhibits required with this Amendment No. 1.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 9A of Part II of the Initial

Report is hereby deleted in its entirety and replaced with the Item 9A included herein. Item 15 of Part IV of the Initial Report is also hereby deleted in its entirety and replaced with the Item 15 included herein.
     The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Initial Report and does not modify or update the disclosures therein, except as specifically identified above. Significant developments with respect to those disclosures, as well as other changes in our business, have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the Initial Report.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and preparation of published financial statements.
     As of December 31, 2006, our management evaluated the effectiveness of our disclosure controls and procedures and, based on its initial evaluation, concluded, in its report issued March 30, 2007, that disclosure controls and procedures were effective as of December 31, 2006. However, based solely on the material weakness described in “Management’s Report on Internal Control Over Financial Reporting (as Restated)” below, our chief executive officer and chief financial officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2006 with respect to our procedures for review and approval of non-routine transactions.
(b) Management’s Report on Internal Control Over Financial Reporting (as Restated)
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
     Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and principal accounting officer and with the assistance of various accounting consultants, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006, due to a material weakness in our procedures for review and approval of non-routine transactions. Specifically, our policies and procedures regarding such review and approval were not effective. As a result of this material weakness, the Company’s financial statements contained errors in the net carrying value of its operations in South Africa and Brazil; however, these errors netted to an amount determined to be immaterial to the Company’s financial statements. Accordingly, the Company’s financial statements have not been restated in this Form 10-K/A. Also, as a result of this material weakness, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements would not be prevented or detected.
     The Company’s independent registered public accountant, KPMG LLP, has revised its attestation report on management’s assessment of the Company’s internal control over financial reporting.
(c) Remediation of Prior Material Weaknesses
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
(d) Changes in Internal Control Over Financial Reporting
     Except as otherwise discussed in Item 9A(c), there have been no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Thermadyne Holdings Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as Restated) (Item 9A(b)), that Thermadyne Holdings Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.
The Company’s procedures for review and approval of nonroutine transactions were not effective, and as a result, an error occurred in the calculation of the loss on discontinued operations. As a result of the material weakness, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements would not be prevented or detected.
As stated in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting (as Restated) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting. Accordingly, we have restated our report on internal control over financial reporting to include this material weakness.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Thermadyne Holdings Corporation as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the fiscal year ended December 2006, and this report does not affect our report dated March 30, 2007, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.
/s/ KPMG LLP
St. Louis, Missouri
March 30, 2007, except as to the fourth paragraph of
Management’s Report on Internal Control over Financial
Reporting (as Restated) which is as of August 13, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
	By:	/s/ Mark F. Jolly
Mark F. Jolly
Date: August 13, 2007		Vice President and Global Controller

THERMADYNE HOLDINGS CORPORATION
EXHIBIT INDEX TO FORM 10-K/A (AMENDMENT NO. 1)

Exhibit
No.		Exhibit
23.3	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.