Form 10-Q/A
period 2007-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2007-08-15
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 0-23378

Thermadyne Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2482571 (I.R.S. Employer Identification No.)

16052 Swingley Ridge Road, Suite 300 Chesterfield, Missouri (Address of principal executive offices)	63017 (Zip Code)
(636) 728-3000
(Registrant’s telephone number, including area code)

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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the issuer’s common stock, par value of $0.01 per share, on March 31, 2007, was 13,338,592.

Part I.
FINANCIAL INFORMATION
Item 4. Controls and Procedures.

Part II.
OTHER INFORMATION
Item 6. Exhibits.
SIGNATURES
Exhibit Index
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer

Explanatory Note
In the Quarterly Report of Thermadyne Holdings Corporation on Form 10-Q for the fiscal quarter ended March 31, 2007 (the Initial Report) as filed on May 7, 2007, management concluded that our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) were effective as of March 31, 2007. As reported August 7, 2007 on Form 8-K, we have subsequently determined that our procedures for review and approval of non-routine transactions were not effective and as a result an error occurred in the calculation of the loss on discontinued operations for the fiscal year ended December 31, 2006. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2006.
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
On December 30, 2006, the Company committed to sell its operations in South Africa and Brazil. In December 2006, we recorded an impairment provision to adjust the net carrying value of these operations to their estimated net realizable value. During the second quarter of 2007, we identified adjustments resulting in an incorrect carrying value of these operations which had the effect of overstating our 2006 impairment provision by a net $0.3 million. These adjustments consisted of corrections to: exclude the intercompany account from the loss of $2.9 million, net of tax, increase goodwill impairments of $2.2 million and increase other tax accruals related to these operations of $0.4 million. The effect of these adjustments was deemed to be immaterial to the applicable periods. Therefore, there were no changes to our audited consolidated financial statements presented in the Form 10-K. Our quarterly report for the second quarter of 2007 includes the adjustments set forth above.
On August 7, 2007, the Audit Committee of our Board of Directors, after consultation with management and KPMG LLP, our independent registered public accounting firm, concurred with management’s conclusion that we had a material weakness in our internal control over financial reporting as of December 31, 2006 and determined that neither management’s report nor KPMG LLP’s report regarding the effectiveness of our internal control over financial reporting contained in the Form 10-K should be relied upon. As a result of this determination, we have filed an amendment to the Form 10-K to reflect a change in management’s assessment of our internal controls over financial reporting as of December 31, 2006 and to restate Management’s Report on Internal Control Over Financial Reporting. In addition, the amended Form 10-K includes a restated Report of Independent Registered Public Accounting Firm regarding the Company’s Internal Control Over Financial Reporting and Management’s Report thereon. The amended Form 10-K did not change our consolidated financial statements or the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule dated March 30, 2007, included in the Form 10-K.
As a result of our determination that a material weakness existed as of March 31, 2007, we are filing this Amendment No. 1 on Form 10-Q/A (Amendment No. 1) to reflect a change in management’s assessment of our disclosure controls and procedures as of March 31, 2007.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 4 of Part I of the Initial Report is hereby deleted in its entirety and replaced with the Item 4 included herein. Item 6 of Part II of the Initial Report is also hereby deleted in its entirety and replaced with the Item 6 included herein.
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

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures.
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on its initial evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, in its report issued May 7, 2007, that the Company’s disclosure controls and procedures were effective as of March 31, 2007. We have subsequently determined that our procedures for review and approval of non-routine transactions were not effective. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of March 31, 2007. As a result of this material weakness, the Company’s financial statements contained errors in the net carrying value of its operations in South Africa and Brazil; however, these errors netted to an amount determined to be immaterial to the Company’s financial statements. Accordingly, the Company’s financial statements have not been restated in this Form 10Q/A. Also, as a result of this material weakness, there is a more than remote likelihood that a material misstatement in the Company’s annual or interim financial statements would not be prevented or detected. We believe we have remediated the material weakness as of June 30, 2007.
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
There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 6. Exhibits.

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 18*	Preferability Letter from Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Initial Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION (Registrant)
Date: August 13, 2007	/s/ Patti S. Williams
Patti S. Williams
Vice President General Counsel

Date: August 13, 2007	/s/ Mark F. Jolly
Mark F. Jolly
Vice President – Global Controller (Principal Accounting Officer)

Exhibit Index
To
Form 10-Q/A (Amendment No. 1)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.