Form 10-Q
period 2007-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2007-11-06
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on November 5, 2007 was 13,368,190.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$10,998	$11,310
Accounts receivable, less allowance for doubtful accounts of $1,448 and $2,483, respectively	90,965	79,249
Inventories	100,834	98,364
Prepaid expenses and other	6,748	6,425
Assets held for sale	4,125	16,493
Deferred tax assets	1,104	1,104

Total current assets	214,774	212,945

Property, plant and equipment, net of accumulated depreciation of $44,426 and $37,206, respectively	44,745	43,334
Goodwill	185,072	189,282
Intangibles, net	64,176	65,931
Other assets	6,160	6,633

Total assets	$514,927	$518,125

Current Liabilities:
Working Capital Facility	$27,601	$17,606
Current maturities of long-term obligations	3,436	1,378
Accounts payable	34,819	32,298
Accrued and other liabilities	30,799	34,519
Accrued interest	3,856	8,252
Income taxes payable	3,902	1,248
Liabilities related to assets held for sale	7,526	11,279

Total current liabilities	111,939	106,580

Long-term obligations, less current maturities	219,980	238,012
Deferred tax liabilities	45,812	46,456
Other long-term liabilities	22,647	23,266
Minority interest	322	307
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,365,848 shares at September 30, 2007 and 13,335,517 shares at December 31, 2006	134	133
Additional paid-in capital	186,391	184,804
Accumulated deficit	(84,520)	(88,618)
Accumulated other comprehensive income	12,222	7,185

Total stockholders’ equity	114,227	103,504

Total liabilities and stockholders’ equity	$514,927	$518,125

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$126,609	$113,681	$372,258	$339,900
Cost of goods sold	88,497	80,158	257,766	242,178

Gross margin	38,112	33,523	114,492	97,722

Selling, general and administrative expenses	27,234	28,843	80,256	82,442
Amortization of intangibles	735	724	2,187	2,168
Net periodic postretirement benefits	138	528	414	1,584

Operating income	10,005	3,428	31,635	11,528

Other expenses:
Interest	(6,656)	(6,923)	(20,987)	(19,384)
Amortization of deferred financing costs	(369)	(329)	(1,075)	(993)
Minority interest	59	(21)	6	(96)

Income (loss) from continuing operations before income tax provision and discontinued operations	3,039	(3,845)	9,579	(8,945)

Income tax provision	1,728	1,728	5,344	3,829

Income (loss) from continuing operations	1,311	(5,573)	4,235	(12,774)
Income (loss) from discontinued operations, net of tax	(265)	(167)	(137)	365

Net income (loss)	$1,046	$(5,740)	$4,098	$(12,409)

Basic and diluted income (loss) per share:
Continuing operations	$0.09	$(0.42)	$0.31	$(0.96)
Discontinued operations	(0.02)	(0.01)	(0.01)	0.03

Net income (loss)	$0.07	$(0.43)	$0.30	$(0.93)

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from continuing operations
Cash flows from operating activities:
Net income (loss)	$4,098	$(12,409)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	137	(365)
Minority interest	(6)	96
Depreciation and amortization	9,830	12,299
Deferred taxes	553	(2,115)
Changes in operating assets and liabilities	(13,565)	(20,240)
Other, net	(1,480)	2,486

Net cash used in operating activities	(433)	(20,248)

Cash flows from investing activities:
Capital expenditures	(8,668)	(4,372)
Net proceeds from sales of assets	13,783	16,455
Purchase of minority interest	—	(3,954)
Other	(983)	—

Net cash provided by investing activities	4,132	8,129

Cash flows from financing activities:
Borrowings under Working Capital Facility	20,041	9,357
Repayments under Working Capital Facility	(10,046)	(15,998)
Borrowings under other credit facilities	—	21,256
Repayments under other credit facilities	(14,940)	(7,716)
Advances from (to) from discontinued operations	(1,523)	557
Other, net	1,588	1,548

Net cash provided by (used in) financing activities	(4,880)	9,004

Effect of exchange rate changes on cash and cash equivalents	869	572

Net cash used in continuing operations	(312)	(2,543)

Cash flows from discontinued operations
Net cash provided by operating activities	473	1,191
Net cash used in investing activities	(929)	(1,208)
Net cash used in financing activities	569	(1,405)
Effect of exchange rates on cash and cash equivalents	10	(339)

Net cash provided by (used in) discontinued operations	123	(1,761)

Total decrease in cash and cash equivalents	(189)	(4,304)
Total cash and cash equivalents beginning of period	11,310	15,562

Total cash and cash equivalents end of period	$11,121	$11,258

Continuing operations
Cash and cash equivalents beginning of period	$11,310	$13,187
Net cash used in continuing operations	(312)	(2,543)

Cash and cash equivalents end of period	$10,998	$10,644

Discontinued operations
Cash and cash equivalents beginning of period	$—	$2,375
Net cash provided by (used in) discontinued operations	123	(1,761)

Cash and cash equivalents end of period	$123	$614

Income taxes paid	$2,337	$4,481

Interest paid	$23,698	$22,880

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$3,306	$2,938	$2,978	$3,007
Charged to costs and expenses	596	856	3,055	2,203
Deductions	(781)	(796)	(2,912)	(2,212)

Balance at end of period	$3,121	$2,998	$3,121	$2,998

Fair Value

The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $169,750 and $162,750 at September 30, 2007 and December 31, 2006, respectively, is based on available market information.

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

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS No. 159”)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company is in the process of assessing the impact of SFAS No. 159 on its consolidated financial statements.

3.	Discontinued Operations

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a $4,200 three-year term note receivable stated in South African Rand bearing interest at 14% per annum. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The assets and liabilities were classified as held for sale at December 31, 2006. During the second quarter of 2007, the Company corrected intercompany accounting by $2,900 and goodwill impairment by $2,200 from the amounts previously recorded in 2006 which resulted in a non-cash gain of $700, net of tax, which is included in the net results of discontinued operations for the nine months ended September 30, 2007. In addition, the Company also had routine revisions in estimates related to discontinued operations in South Africa.

On December 30, 2006, the Company also committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. This was recorded as a component of discontinued operations. The related assets and liabilities are classified as held for sale at both September 30, 2007 and December 31, 2006. The Company expects to dispose of the Brazilian operation in 2007. During the second quarter of 2007, the Company corrected reserves previously established to record certain tax and related interest obligations which resulted in a loss of $400, net of tax, which is included in the net results of discontinued operations for the nine months ended September 30, 2007.

During the second quarter of 2007, the Company recorded a $300 charge, net of tax, related to its 2005 Soltec disposition as a result of reducing the net realizable value of remaining tax recoveries to $1,100.

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

The tables below set forth certain information related to the South Africa, Brazil, Soltec, and TecMo operations included in discontinued operations for the three month and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	South
	Africa	Brazil	Soltec	Total

Net sales	$—	$3,779	—	$3,779
Operating expenses	—	(3,813)	—	(3,813)
Other expenses	—	(163)	—	(163)
Adjustment in carrying value of related assets and reserves, net of tax	(37)	—	(31)	(68)

Net loss from discontinued operations	$(37)	$(197)	$(31)	$(265)

	Nine Months Ended September 30, 2007
	South
	Africa	Brazil	Soltec	Total

Net sales	$16,230	$10,386	—	$26,616
Operating expenses	(14,378)	(10,986)	—	(25,364)
Other expenses	(229)	(272)	—	(501)
Income tax provision	(515)	—	—	(515)
Adjustment in carrying value of related assets and reserves, net of tax	357	(400)	(330)	(373)

Net income (loss) from discontinued operations	$1,465	$(1,272)	$(330)	$(137)

	Three Months Ended September 30, 2006
	South
	Africa	Brazil	TecMo	Total

Net sales	$9,674	$3,932	$—	$13,606
Operating expenses	(8,661)	(4,654)	—	(13,315)
Other expenses	(5)	(157)	—	(162)
Income tax (provision) benefit	(298)	2	—	(296)

Net income (loss) from discontinued operations	$710	$(877)	$—	$(167)

	Nine Months Ended September 30, 2006
	South
	Africa	Brazil	TecMo	Total

Net sales	$26,127	$11,634	$2,774	$40,535
Operating expenses	(22,871)	(12,995)	(2,789)	(38,655)
Other expenses	(19)	(726)	(7)	(752)
Income tax (provision) benefit	(506)	11	(268)	(763)

Net income (loss) from discontinued operations	$2,731	$(2,076)	$(290)	$365

Selected balance sheet items for the discontinued operations classified as held for sale as of September 30, 2007 and December 31, 2006 are as follows:

At September 30,
2007
Brazil
Cash	$123
Accounts receivable	630
Inventories	1,689
Property and equipment, net	1,338
Goodwill and other intangible assets	—
Other assets	345

$4,125

Accounts payable and other liabilities	$7,526

	At December 31, 2006
	South
	Africa	Brazil	Total

Accounts receivable	$4,984	$569	$5,553
Inventories	7,273	2,252	9,525
Property and equipment, net	—	1,109	1,109
Other assets	—	306	306

	$12,257	$4,236	$16,493

Accounts payable and other liabilities	$4,372	$6,907	$11,279

4.	Inventories

The composition of inventories was as follows:

	September 30,	December 31,
	2007	2006
Raw materials and component parts	$40,260	$38,285
Work-in-process	13,312	11,687
Finished goods	59,466	58,072

	113,038	108,044

LIFO reserve	(12,204)	(9,680)

	$100,834	$98,364

Amounts reported for December 31, 2006 have been reclassified to be consistent with the presentation at September 30, 2007. At December 31, 2006, $18,479 has been reclassified from Work-in-process and $459 from Finished goods to Raw Materials. This reclassification had no impact on the Company’s consolidated financial statements for the periods presented herein.

5.	Intangible Assets

The composition of intangibles was as follows:

	September 30,	December 31,
	2007	2006
Goodwill	$185,072	$189,282
Patents and customer relationships	42,450	42,019
Trademarks	33,403	33,403

	260,925	264,704

Accumulated amortization of patents and customer relationships	(11,677)	(9,491)

	$249,248	$255,213

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. Impairment is tested annually as of October 1 and as of September 30, 2007, the most recent test found no impairment. The utilization of pre-emergence bankruptcy loss carryforwards are treated as a reduction in goodwill rather than a reduction of the provision for taxes on the statement of operations. The Company currently anticipates utilizing a portion of these loss carryforwards and accordingly has reduced goodwill. Prior to 2007, there was no utilization of loss carryforwards.

The change in the carrying amount of goodwill was as follows:

Carrying
Amount
of Goodwill
Balance as of December 31, 2006	$189,282
Adjustment related to discontinued operations	(2,217)
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(2,334)
Foreign currency translation	341

Balance as of September 30, 2007	$185,072

Amortization of patents and customer relationships amounted to $735 and $2,187 for the three month and nine month periods ended September 30, 2007, respectively, and to $724 and $2,168 of expense for the three month and nine month periods ended September 30, 2006.

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	September 30,	December 31,
	2007	2006
Working Capital Facility	$27,601	$17,606
Second-Lien Facility	36,000	50,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	11,920	14,761
Other	496	(371)

	251,017	256,996

Current maturities and working capital facility	(31,037)	(18,984)

	$219,980	$238,012

Recent Financing Amendments

On June 29, 2007, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (the “Amended GE Credit Agreement”). The Amended GE Credit Agreement: (i) extends the maturity date to June 29, 2012; (ii) increases the revolving credit commitment to $100,000 (the “Working Capital Facility”), which includes (a) a new cash flow facility of up to $20,000 with interest at LIBOR plus 2.50%, (b) an asset based facility and (c) a new $8,000 property, plant and equipment facility; (iii) provides for lower interest rate percentages applicable to the asset based borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the fixed charge coverage ratio; (iv) extends the time period for the 1% prepayment fee to November 30, 2008; and (v) substitutes a senior leverage ratio of 2.75 for the previous total leverage ratio. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves plus machinery at appraised value not to exceed $8,000. Borrowings under the cash flow facility are dependent on a minimum fixed charge coverage and EBITDA amount. At September 30, 2007, $11,809 of letters of credit were outstanding. Unused availability was $42,057 as of September 30, 2007.

Also on June 29, 2007, the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010 and (ii) lower the interest rates from LIBOR plus 4.50% to LIBOR plus 2.75%. The lenders party to the Second Lien Facility Amendment are affiliates of the holder of approximately 34% of the Company’s outstanding shares of common stock, which holder employs one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender. In connection with this Amendment, the Company prepaid $14,000 of the loans reducing the Second Lien Facility from $50,000 to $36,000.

Changes in Capital Lease Obligations

During the third quarter of 2007, the Company amended its Denton, Texas (“Denton”) and West Lebanon, New Hampshire (“West Lebanon”) office, manufacturing and warehouse facility leases that were held by the same lessor.

The amendment included revising certain monthly lease payments under the Denton lease, extending the Denton existing lease commitment from June 30, 2013 to June 30, 2015 and reducing the existing West Lebanon lease commitment from June 30, 2013 to June 30, 2011. In addition, future renewal options were also revised to provide lease extensions options to June 30, 2025 (from June 30, 2018) for the Denton lease and to June 30, 2021 (from June 30, 2018) for the West Lebanon lease.

As a result of the above amendments, the Company’s net investment in capital leases (included in Property, Plant and Equipment in the consolidated financial statements) and related obligations under these capital leases were reduced by $1,782. This non-cash transaction had no impact on the Company’s consolidated statement of cash flows.

Senior Subordinated Notes

The Company is the issuer of $175,000 in aggregate principal of 9 1/4% Senior Subordinated Notes due in 2014 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture). Interest accrues at the rate of 9 1/4% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make certain investments. In an amendment dated May 9, 2006, the Company is now required, subject to certain conditions in the Amended GE Credit Agreement and Second Lien Facility, to use the amount of “Excess Cash Flow,” as defined in the indenture, to either permanently repay senior debt within 105 days after year end or purchase the Senior Subordinated Notes through an offer of 101% of the principal amount thereof.

In August 2006, the Company obtained consent to amend the indenture governing Senior Subordinated Notes and to waive existing defaults under that indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the SEC. The indenture was amended to provide for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0. The Special Interest Adjustment calculated as of September 30, 2007 was 1.25%.

The Notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100% of the principal amount thereof.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At September 30, 2007 and December 31, 2006, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

7.	Derivative Instruments

As of September 30, 2007, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. At September 30, 2007, the fair value of the interest rate swap of $1,119 has been recorded as a component of other long-term liabilities. A fair value adjustment reducing this amount by $1,543 was recorded for the three month period ended September 30, 2007. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. For the three months and nine months ended September 30, 2007, the Company realized an increase in its interest expense as a result of the interest rate swap of $16 and $189, respectively. For the three months and nine months ended September 30, 2006, the Company realized an increase in its interest expense as a result of the interest rate swap of $77 and $269, respectively.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three month and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$1,046	$(5,740)	$4,098	$(12,409)
Foreign currency translation	1,420	529	5,037	(691)

Comprehensive income (loss)	$2,466	$(5,211)	$9,135	$(13,100)

9.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

The deferred tax benefit from the reduction in the valuation allowance related to pre-emergence bankruptcy net operating loss carryovers must be recognized as a reduction to goodwill recorded in connection with fresh start accounting. Therefore, any reduction in the valuation allowance will not reduce the Company’s provision for taxes. For the three month and nine month periods ended September 30, 2007, the Company reduced its valuation allowance on the related deferred tax asset and made a corresponding reduction in goodwill of $612 and $2,334, respectively. The Company has included the utilization of a portion of its pre-emergence bankruptcy net operating loss (“NOL”) carry forwards in the calculation of its income taxes payable as utilization is currently anticipated in 2007. Income tax payments in 2007 will primarily relate to state and foreign taxes. At the beginning of 2007, the Company had $70,300 of pre-emergence NOL carry forwards for which the related income tax benefit, if realized, will reduce goodwill, and $60,680 post-emergence NOL carry forwards for which the related income tax benefit, if realized, will reduce future income tax expense.

The Company’s 2007 income tax provision reflects the inclusion of the foreign source income of certain foreign subsidiaries without a corresponding benefit for related future foreign tax credits. These matters combined to create an unusually high effective tax rate which the Company anticipates will continue for the foreseeable future. The income taxes currently payable are estimated as 75% of the 2007 income tax provision.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes the income tax amounts to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 as of January 1, 2007.

The Company has $9,100 of accrued liabilities for uncertain tax positions as of September 30, 2007, including interest of $1,500. The adoption of FIN 48 did not have a significant impact on this amount. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

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

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At September 30, 2007, the Company was a co-defendant in approximately 607 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. The Judicial Panel on Multidistrict Litigation has consolidated a large number of these cases for pretrial proceedings in the Northern District of Ohio. As of September 30, 2007, 354 of the 607 cases naming the Company are pending in the multidistrict proceeding. Between June 1, 2003 and September 30, 2007, the Company was dismissed from approximately 840 other cases with similar allegations. Through September 30, 2007, the Company has made no payments or settlements to plaintiffs for these allegations.

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

11.	Stock Options and Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company recorded compensation cost of $483 and $1,203 as selling, general and administrative expense for the three month and nine month periods ended September 30, 2007, respectively, and $303 and $703 for the three month and nine month periods ended September 30, 2006, respectively.

The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended September 30, 2007 and 2006:

	September 30,	September 30,
	2007	2006
Weighted average fair value	$6.59	$4.96

Assumptions used:
Expected dividend yield	0.00%	0.00%
Expected volatility	41.52%	41.50%
Risk-free interest rate	4.33%	4.53%
Expected life	6 years	6 years

As of September 30, 2007, options to purchase 1,577,530 shares were outstanding under the 2004 Stock Incentive Plan and other specific agreements. Changes in stock options during the nine months ended September 30, 2007, are as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Employee and Director Stock Options	Shares	Exercise Price	Term	Intrinsic Value
			(in years)
Options outstanding at December 31, 2006	1,313,063	$13.28
Granted	277,600	$14.86
Exercised	(21,856)	$12.77
Forfeited or expired	(39,477)	$13.69

Options outstanding at September 30, 2007	1,529,330	$13.56	7.9	$1,761

Options exercisable at September 30, 2007	738,680	$13.10	7.2	$1,050

There were 10,274 and 4,412 options exercised in the three-month periods ended September 30, 2007 and 2006. There were 21,856 and 4,412 options exercised in the nine-month periods ended September 30, 2007 and 2006, respectively. The value of the options exercised in the three-month periods ended September 30, 2007 and 2006 was $133 and $71, respectively. The value of the options exercised in the nine-month periods ended September 30, 2007 and 2006 was $279 and $71, respectively. The fair value of options vested during the three-month and nine-month periods ended September 30, 2007 was $122 and $791, respectively.

The Company also granted 45,200 and 3,200 restricted shares in May 2007 and September 2007, respectively, to various employees which vest over 3 years if established performance targets related to return on invested operating capital are achieved.

At September 30, 2007, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $3,708 and the weighted average period over which this amount is expected to be recognized was approximately 2.1 years.

12.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income (loss) :
Continuing operations	$1,311	$(5,573)	$4,235	$(12,774)
Discontinued operations	(265)	(167)	(137)	365

Net income (loss)	$1,046	$(5,740)	$4,098	$(12,409)

Denominator:
Denominator for basic earnings per share — Weighted average shares for basic earnings per share	13,364	13,330	13,349	13,328
Dilutive effect of stock options	194	—	94	—

Denominator for diluted earnings per share — Weighted average shares for diluted earnings per share	13,558	13,330	13,443	13,328

Basic income (loss) per share amounts:
Continuing operations	$0.09	$(0.42)	$0.31	$(0.96)
Discontinued operations	$(0.02)	$(0.01)	$(0.01)	$0.03

Net income (loss)	$0.07	$(0.43)	$0.30	$(0.93)

Diluted income (loss) per share amounts:
Continuing operations	$0.09	$(0.42)	$0.31	$(0.96)
Discontinued operations	$(0.02)	$(0.01)	$(0.01)	$0.03

Net income (loss)	$0.07	$(0.43)	$0.30	$(0.93)

The effects of options and warrants have not been considered in the determination of net income (loss) per share for the three months and nine months ended September 30, 2006 because the result would have been antidilutive. Shares underlying options and warrants not included in the calculation for both the three months and nine months ended September 30, 2006 were 1,310,313.

All Class B and Class C warrants that were outstanding at December 31, 2005 expired on May 23, 2006. There were no warrants exercised during the three months or nine months ended September 30, 2006.

13.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$289
Interest Cost	312	286	138	260
Expected return on plan assets	(312)	(286)	—	—
Recognized (gain) loss	—	—	—	(21)

Net periodic benefit cost	$—	$—	$138	$528

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$867
Interest Cost	936	858	414	780
Expected return on plan assets	(936)	(858)	—	—
Recognized (gain) loss	—	—	—	(63)

Net periodic benefit cost	$—	$—	$414	$1,584

14.	Segment Information

The Company’s continuing operations are comprised of several product lines and operating locations. The similarity of products, paths to market, end users, and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis. Accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the Americas (United States, Canada and Mexico), Europe/Middle East and Asia-Pacific.

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales:
Americas	$79,831	$75,779	$242,259	$233,461
Europe/Middle East	21,116	16,442	60,349	46,672
Asia-Pacific	25,662	21,460	69,650	59,767

	$126,609	$113,681	$372,258	$339,900

	September 30,	December 31,
	2007	2006
Identifiable Assets (excluding working capital):
Americas	$39,863	$38,942
Europe/Middle East	1,938	2,089
Asia-Pacific	9,103	8,936

	$50,904	$49,967

15.	Minority Interests

Minority shareholders hold 10% of one of the Company’s Italian subsidiaries. The shareholder agreement with this Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company and, conversely, provide the Company a call option to purchase the outstanding minority interest. The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement. At September 30, 2007, the maximum payment to satisfy the put option is $775 based on the formula in the agreement.

16.	Condensed Consolidating Financial Statements

Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following financial information presents the guarantors and non-guarantors as of September 30, 2007 and December 31, 2006, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,441	$2,557	$—	$10,998
Accounts receivable, net	—	82,657	8,308	—	90,965
Inventories	(93)	90,288	10,639	—	100,834
Prepaid expenses and other	—	6,042	706	—	6,748
Assets held for sale	—	—	4,125	—	4,125
Current deferred tax assets	—	1,104	—	—	1,104

Total current assets	(93)	188,532	26,335	—	214,774
Property, plant and equipment, net	—	37,146	7,599	—	44,745
Goodwill	—	185,072	—	—	185,072
Intangibles, net	—	64,176	—	—	64,176
Other assets	4,158	1,692	310	—	6,160
Investment in and advances to subsidiaries	183,399	—	—	(183,399)	—

Total assets	$187,464	$476,618	$34,244	$(183,399)	$514,927

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$27,601	$—	$—	$27,601
Current maturities of long-term obligations	—	1,655	1,781	—	3,436
Accounts payable	—	30,717	4,102	—	34,819
Accrued and other liabilities	—	28,709	2,090	—	30,799
Accrued interest	3,209	587	60	—	3,856
Income taxes payable	—	2,560	1,342	—	3,902
Liabilities applicable to assets held for sale	—	—	7,526	—	7,526

Total current liabilities	3,209	91,829	16,901	—	111,939
Long-term obligations, less current maturities	175,000	44,747	233	—	219,980
Deferred tax liabilities	—	45,812	—	—	45,812
Other long-term liabilities	—	21,830	817	—	22,647
Minority Interest	—	—	322	—	322
Shareholders’ equity (deficit):
Common stock	134	—	—	—	134
Additional paid-in-capital	186,391	—	—	—	186,391
Retained earnings (accumulated deficit)	(84,520)	(2,687)	(67,520)	70,207	(84,520)
Accumulated other comprehensive income (loss)	12,222	65,998	18,622	(84,620)	12,222

Total shareholders’ equity (deficit)	114,227	63,311	(48,898)	(14,413)	114,227
Net equity (deficit) and advances to / from subsidiaries	(104,972)	209,089	64,869	(168,986)	—

Total liabilities and shareholders’ equity (deficit)	$187,464	$476,618	$34,244	$(183,399)	$514,927

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9,206	$2,104	$—	$11,310
Accounts receivable, net	—	73,300	5,949	—	79,249
Inventories	—	87,060	11,304	—	98,364
Prepaid expenses and other	—	5,894	531	—	6,425
Assets held for sale	—	—	16,493	—	16,493
Current deferred tax assets	—	1,104	—	—	1,104

Total current assets	—	176,564	36,381	—	212,945

Property, plant and equipment, net	—	35,560	7,774	—	43,334
Goodwill	—	189,282	—	—	189,282
Intangibles, net	—	65,931	—	—	65,931
Other assets	4,284	2,075	274	—	6,633
Investment in and advances to subsidiaries	183,400	—	—	(183,400)	—

Total assets	$187,684	$469,412	$44,429	$(183,400)	$518,125

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$17,606	$—	$—	$17,606
Current maturities of long-term obligations	—	1,009	369	—	1,378
Accounts payable	—	27,775	4,523	—	32,298
Accrued and other liabilities	—	32,396	2,123	—	34,519
Accrued interest	7,791	338	123	—	8,252
Income taxes payable	—	369	879	—	1,248
Liabilities applicable to assets held for sale	—	—	11,279	—	11,279

Total current liabilities	7,791	79,493	19,296	—	106,580

Long-term obligations, less current maturities	175,000	61,611	1,401	—	238,012

Deferred tax liabilities	—	46,456	—	—	46,456
Other long-term liabilities	—	22,526	740	—	23,266
Minority Interest	—	—	307	—	307
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	184,804	—	—	—	184,804
Retained earnings (accumulated deficit)	(88,618)	(28,278)	(44,481)	72,759	(88,618)
Accumulated other comprehensive income (loss)	7,185	93,188	21,254	(114,442)	7,185

Total shareholders’ equity (deficit)	103,504	64,910	(23,227)	(41,683)	103,504
Net equity (deficit) and advances to / from subsidiaries	(98,611)	194,416	45,912	(141,717)	—

Total liabilities and shareholders’ equity (deficit)	$187,684	$469,412	$44,429	$(183,400)	$518,125

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$421,296	$22,821	$(71,859)	$372,258
Cost of goods sold	—	313,009	16,410	(71,653)	257,766

Gross margin	—	108,287	6,411	(206)	114,492

Selling, general and administrative expenses	1,046	77,000	2,210	—	80,256
Amortization of intangibles	—	2,187	—	—	2,187
Net periodic postretirement benefits	—	414	—	—	414

Operating income (loss)	(1,046)	28,686	4,201	(206)	31,635

Other income (expense):
Interest, net	(14,199)	(6,690)	(98)	—	(20,987)
Amortization of deferred financing costs	(375)	(700)	—	—	(1,075)
Equity in net income (loss) of subsidiaries	23,206	—	—	(23,206)	—
Minority interest	—	6	—	—	6

Income (loss) from continuing operations before income tax provision and discontinued operations	7,586	21,302	4,103	(23,412)	9,579

Income tax provision	—	3,686	1,658	—	5,344

Income (loss) from continuing operations	7,586	17,616	2,445	(23,412)	4,235

Loss from discontinued operations, net of tax	—	—	(137)	—	(137)

Net income (loss)	$7,586	$17,616	$2,308	$(23,412)	$4,098

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$143,084	$7,267	$(23,742)	$126,609
Cost of goods sold	—	106,912	5,157	(23,572)	88,497

Gross margin	—	36,172	2,110	(170)	38,112

Selling, general and administrative expenses	333	25,638	1,263	—	27,234
Amortization of intangibles	—	735	—	—	735
Net periodic postretirement benefits	—	138	—	—	138

Operating income (loss)	(333)	9,661	847	(170)	10,005

Other income (expense):
Interest, net	(4,847)	(1,788)	(21)	—	(6,656)
Amortization of deferred financing costs	(125)	(244)	—	—	(369)
Equity in net income (loss) of subsidiaries	6,351	—	—	(6,351)	—
Minority interest	—	59	—	—	59

Income (loss) from continuing operations before income tax provision and discontinued operations	1,046	7,688	826	(6,521)	3,039

Income tax provision	—	1,264	464	—	1,728

Income (loss) from continuing operations	1,046	6,424	362	(6,521)	1,311

Loss from discontinued operations, net of tax	—	—	(265)	—	(265)

Net income (loss)	$1,046	$6,424	$97	$(6,521)	$1,046

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$382,370	$25,443	$(67,913)	$339,900
Cost of goods sold	—	285,496	23,209	(66,527)	242,178

Gross margin	—	96,874	2,234	(1,386)	97,722

Selling, general and administrative expenses	1,716	77,780	2,946	—	82,442
Amortization of intangibles	—	2,166	2	—	2,168
Net periodic postretirement benefits	—	1,584	—	—	1,584

Operating income (loss)	(1,716)	15,344	(714)	(1,386)	11,528

Other income (expense):
Interest, net	(12,769)	(6,597)	(18)	—	(19,384)
Amortization of deferred financing costs	(376)	(617)	—	—	(993)
Equity in net income (loss) of subsidiaries	2,452	—	—	(2,452)	—
Minority interest	—	(96)	—	—	(96)

Income (loss) from continuing operations before income tax provision and discontinued operations	(12,409)	8,034	(732)	(3,838)	(8,945)

Income tax provision	—	3,475	354	—	3,829

Income (loss) from continuing operations	(12,409)	4,559	(1,086)	(3,838)	(12,774)

Loss from discontinued operations, net of tax	—	—	365	—	365

Net income (loss)	$(12,409)	$4,559	$(721)	$(3,838)	$(12,409)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$128,566	$8,318	$(23,203)	$113,681
Cost of goods sold	—	94,734	8,383	(22,959)	80,158

Gross margin	—	33,832	(65)	(244)	33,523

Selling, general and administrative expenses	963	27,509	371	—	28,843
Amortization of intangibles	—	724	—	—	724
Net periodic postretirement benefits	—	528	—	—	528

Operating income (loss)	(963)	5,071	(436)	(244)	3,428

Other income (expense):
Interest, net	(4,484)	(2,422)	(17)	—	(6,923)
Amortization of deferred financing costs	(124)	(205)	—	—	(329)
Equity in net income (loss) of subsidiaries	(169)	—	—	169	—
Minority interest	—	(21)	—	—	(21)

Income (loss) from continuing operations before income tax provision and discontinued operations	(5,740)	2,423	(453)	(75)	(3,845)

Income tax provision	—	1,489	239	—	1,728

Income (loss) from continuing operations	(5,740)	934	(692)	(75)	(5,573)

Loss from discontinued operations, net of tax	—	—	(167)	—	(167)

Net income (loss)	$(5,740)	$934	$(859)	$(75)	$(5,740)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(60)	$8,545	$(1,975)	$(6,943)	$(433)
Cash flows from investing activities:
Capital expenditures	—	(7,945)	(723)	—	(8,668)
Proceeds from sales of assets	—	13,783	—	—	13,783
Acquisition of minority interest	—	—	—	—
Other	(205)	(763)	(15)	—	(983)

Net cash provided by (used in) investing activities	(205)	5,075	(738)	—	4,132

Cash flows from financing activities:
Borrowings under revolving credit facility	—	19,884	157	—	20,041
Repayments under revolving credit facility	—	(10,046)	—	—	(10,046)
Borrowing of other credit facilities	—		—	—	—
Repayments of other credit facilities	—	(14,875)	(65)	—	(14,940)
Changes in net equity and advances to / from discontinued operations	(1,323)	(9,931)	2,788	6,943	(1,523)
Other	1,588	—	—	—	1,588

Net cash provided by (used in) financing activities	265	(14,968)	2,880	6,943	(4,880)
Effect of exchange rate changes on cash and cash equivalents	—	582	287	—	869

Net cash provided by (used in) continuing operations	—	(766)	454	—	(312)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	473	—	473
Net cash used in investing activities	—	—	(929)	—	(929)
Net cash used in financing activities	—	—	569	—	569
Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10

Net cash provided by discontinued operations	—	—	123	—	123

Total increase (decrease) in cash and cash equivalents	—	(766)	577	—	(189)
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$8,441	$2,680	$—	$11,121

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(15,501)	$(11,680)	$(3,239)	$10,172	$(20,248)

Cash flows from investing activities:
Capital expenditures	—	(4,731)	359	—	(4,372)
Proceeds from sales of assets	—	16,455	—	—	16,455
Acquisition of minority interest	—	(3,954)	—	—	(3,954)

Net cash provided by investing activities	—	7,770	359	—	8,129

Cash flows from financing activities:
Borrowings under revolving credit facility	—	8,215	1,142	—	9,357
Repayments under revolving credit facility	—	(15,998)	—	—	(15,998)
Borrowings of other credit facilities	—	21,256	—	—	21,256
Repayments of other credit facilities	—	(6,984)	(732)	—	(7,716)
Changes in net equity and advances to / from subsidiaries	14,125	(2,636)	(760)	(10,172)	557
Other	1,376	(264)	436	—	1,548

Net cash provided by (used in) financing activities	15,501	3,589	86	(10,172)	9,004
Effect of exchange rate changes on cash and cash equivalents	—	1,242	(670)	—	572

Net cash provided by (used in) continuing operations	—	921	(3,464)	—	(2,543)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	1,191	—	1,191
Net cash used in investing activities	—	—	(1,208)	—	(1,208)
Net cash used in financing activities	—	—	(1,405)	—	(1,405)
Effect of exchange rate changes on cash and cash equivalents	—	—	(339)	—	(339)

Net cash used in discontinued operations	—	—	(1,761)	—	(1,761)

Total increase (decrease) in cash and cash equivalents	—	921	(5,225)	—	(4,304)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562

Total cash and cash equivalents end of period	$—	$7,512	$3,746	$—	$11,258

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
Our manufacturing costs are one of the key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. In recent years, we have taken steps to reduce our overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products. During the first nine months of both 2007 and 2006, we experienced higher than historical average inflation on materials such as copper, steel and brass, which negatively affected margins.
Our operating profit is affected by the mix of our products sold during a period as margins vary between torches, guns, power supplies, consumables and replacement parts.
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
Discontinued Operations
On December 30, 2006, the Company committed to sell its Brazilian manufacturing operation and to sell its South African subsidiaries, Maxweld & Braze Pty. Ltd. and Thermadyne South Africa (Pty.) Ltd., as part of the Company’s evaluation of its non-core operations. The Company expects to complete the sale of the Brazilian operation in 2007 with no significant cash flow impact. On May 25, 2007, the Company completed the sale of the South African subsidiaries receiving $13.8 million net of $0.3 million in expenses and a three-year term note receivable in the original principal amount of 30 million South African Rand (approximately $4.2 million at September 30, 2007) with interest at 14% per annum. Results from these operations are shown as discontinued operations in the Company’s financial statements. As a result of these decisions, the Company recorded an impairment loss of approximately $24.4 million (net of tax) in the fourth quarter of 2006 which was recorded as a component of discontinued operations. During the second quarter of 2007, the Company corrected intercompany accounting by $2.9 million, goodwill impairments by $2.2 million and certain tax related accruals by $0.4 million which resulted in a gain of $0.3 million, net of tax, that is included in the net results of discontinued operations for the nine months ended September 30, 2007. See Note 3 – Discontinued Operations to the consolidated financial statements for additional information.

RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three month and nine month periods ended September 30, 2007, and 2006. The amounts have been adjusted to reflect the impact of discontinued operations. See Note 3 – Discontinued Operations in our consolidated financial statements.
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net sales summary:
U.S. net sales	$73,159	$70,319	4.0%	$222,453	$215,204	3.4%
International net sales	53,450	43,362	23.3%	149,805	124,696	20.1%

Consolidated net sales	$126,609	$113,681	11.4%	$372,258	$339,900	9.5%

Net sales from continuing operations for the three months ended September 30, 2007 were $126.6 million, which was an 11.4% increase over net sales of $113.7 million for the same three months in 2006. Sales within the U.S. were $73.2 million for the third quarter of 2007 compared to $70.3 million for the same period last year, which is an increase of 4.0%. International sales were $53.4 million for the three months ended September 30, 2007 compared to $43.4 million for the third quarter of 2006, or an increase of 23.3% with stronger sales in both Europe and Asia. The increase in net sales for the three months ended September 30, 2007 reflects improved pricing management including reduced customer rebates and offsetting effect of the elimination of sales for certain products and customers that did not provide reasonable economic returns. The decrease in rebates resulted from a new rebate program initiated in January 2007. Foreign currency translation for the third quarter of 2007 compared to the third quarter of 2006 increased sales $3.6 million.
Net sales from continuing operations for the nine months ended September 30, 2007 were $372.3 million, which was a 9.5% increase over net sales of $339.9 million for the same nine months in 2006. Sales within the U.S. were $222.5 million for the first nine months of 2007 compared to $215.2 million for the same period last year, which is an increase of 3.4%. International sales were $149.8 million for the nine months ended September 30, 2007 compared to $124.7 million for the first nine months of 2006, or an increase of 20.1% with stronger sales in both Europe and Asia. The increase in net sales for the nine months ended September 30, 2007 reflects improved pricing management including reduced customer rebates and offsetting effect of the elimination of sales for certain products and customers that did not provide reasonable economic returns. Foreign currency translation for the nine months of 2007 compared to the nine months of 2006 increased sales $8.3 million.
Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Gross margin	$38,112	$33,523	13.7%	$114,492	$97,722	17.2%
Gross margin from continuing operations for the third quarter of 2007 was $38.1 million, or 30.1% of net sales, increasing from $33.5 million, or 29.5% of net sales, for the same period in 2006. Gross margin increased as a result of improved pricing administration across all product lines as compared to the prior year third quarter and the impact of a $0.7 million reduced LIFO charge in the third quarter of 2007 versus prior year.
Gross margin from continuing operations for the nine months ended September 30, 2007 was $114.5 million, or 30.8% of net sales, increasing from $97.7 million, or 28.8% of net sales, for the same period in 2006. Gross margin increased as a result of our pricing administration initiatives including the August 2006 and 2007 price increases and a new rebate program. Continued increases in material and production supply costs reduced margins by an estimated $18 million over 2006 price levels. We estimate these inflation increases were offset by cost savings from productivity initiatives of approximately $16 million through the Company’s TCP initiative. The increase in material cost was attributable to higher prices for key raw materials such as copper, brass and nickel.
Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Selling, general and administrative expenses	$27,234	$28,843	(5.6%)	$80,256	$82,442	(2.7%)
Selling, general and administrative (“SG&A”) expenses were $27.2 million, or 21.5% of net sales, for the three months ended September 30, 2007 as compared to $28.8 million, or 25.4% of net sales, for the three months ended September 30, 2006. The decrease in SG&A expenses is principally related to the incremental non-recurring costs of $2.8 million incurred in the third quarter of 2006 associated with the completion of the 2005 restated financial statement and 2006 quarterly financial statements and the consents obtained from bondholders. The SG&A expenses in 2007 reflect increases of $0.5 million for foreign currency translations and general cost increases of $0.7 million.
SG&A expenses were $80.3 million, or 21.6% of net sales, for the nine months ended September 30, 2007 as compared to $82.4 million, or 24.3% of net sales, for the nine months ended September 30, 2006. The decrease in SG&A expenses is principally related to the incremental non-recurring costs of $6.1 million incurred in 2006 associated with the completion of the 2005 restated and first quarter financial statements and the consents obtained from bondholders in May 2006. The SG&A expenses in 2007 reflect increases of $1.3 million for foreign currency translations and general cost increases of $2.6 million.
Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Interest expense	$6,656	$6,923	(3.9%)	$20,987	$19,384	8.3%
Interest expense for the three months ended September 30, 2007 was $6.7 million, decreasing from the $6.9 million for the three months ended September 30, 2006. The decrease reflects the Company’s reduced indebtedness and reduced interest rates following the June 29, 2007 amendments to the Working Capital Facility and Second-Lien Facility agreements, as well as the $14 million pay down of Second Lien Indebtedness.
Interest expense for the nine months ended September 30, 2007 was $21.0 million, increasing from the $19.4 million for the nine months ended September 30, 2006. This additional interest expense in the nine-month period results primarily from the Special Interest Adjustment applicable in 2007 to the Company’s $175 million Senior Subordinated Notes at a rate which averaged 1.4% during the nine-month period. In addition, the average balance of the Second Lien Facility indebtedness was higher in 2007 compared to the prior year nine-month period.
Income tax provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Income tax provision	$1,728	$1,728	0.0%	$5,344	$3,829	39.6%
An income tax provision of $1.7 million for continuing operations was recorded for the three months ending September 30, 2007 and 2006, respectively, on pretax income of $3.0 million for the three months ended September 30, 2007 and on pretax loss of $3.8 million for the three months ended September 30, 2006. The income tax provision for 2007 and 2006 primarily relates to income generated in certain foreign jurisdictions.

Income tax provisions of $5.3 million and $3.8 million, respectively, were recorded on pretax income from continuing operations of $9.6 million for the nine months ended September 30, 2007 and on pretax loss of $8.9 million for the nine month period ended September 30, 2006. The income tax provision for 2007 and 2006 primarily relates to income generated in certain foreign jurisdictions. The Company’s 2007 income tax expense provision reflects the impact of the Company’s required accrual of U.S. taxes on the assumed repatriation of these foreign earnings without recording the benefit of foreign tax credits. The Company estimates its currently payable taxes as approximately 75% of the income tax provision.
Income (loss) from discontinued operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Income (loss) from discontinued operations	$(265)	$(167)	58.7%	$(137)	$365	(137.5%)
Loss from discontinued operations was $0.3 million during the third quarter of 2007, compared to a loss of $0.2 million for the quarter ended September 30, 2006. The 2007 loss from discontinued operations is primarily due to the operations of Brazil.
Loss from discontinued operations was $0.1 million during the nine months of 2007, compared to income of $0.4 million for the nine months ended September 30, 2006. The results for the nine months of 2007 reflects the $0.3 million (net of tax) gain from adjusting the carrying value of assets and reserves for both South Africa and Brazil. The 2007 loss from discontinued operations is primarily due to the operations of Brazil.
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
Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company is in the process of assessing the impact of SFAS No. 159 on its consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash will be capital expenditures, working capital and debt service obligations. We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Working Capital Facility, described below.

The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
	September 30,
(Dollars in thousands)	2007	2006
Net cash provided by (used in) continuing operations :

Operating activities	$(433)	$(20,248)
Investing activities	4,132	8,129
Financing activities	(4,880)	9,004
Effect of exchange rates	869	572

Cash used in continuing operations	$(312)	$(2,543)

Operating Activities
Operating activities from continuing operations used $0.4 million of cash during the first nine months of 2007, compared to the $20.2 million of cash used during the same time period in 2006. This includes the change in operating assets and liabilities which used $13.6 million of cash during the nine months ended September 30, 2007, compared to the $20.2 million of cash used in the nine months ended September 30, 2006. The changes in operating assets and liabilities, excluding foreign currency translation effects, included accounts receivable increase of $9.0 million during the nine months ended September 30, 2007, compared to the $13.5 million increase during the same period in 2006. The increases in receivables primarily arise from the effect of increased sales in the third quarter of each year. Inventory reductions serve as a $0.2 million source of cash through the first nine months of 2007, as compared to a source of $2.9 million of cash in the same nine month period last year. Accounts payable increased, providing $1.7 million of cash in the first nine months of 2007, which compares to the cash used from a decrease in payables of $6.5 million in the first nine months of 2006. During both 2007 and 2006, the change in accounts payable resulted from normal payment activities and timing differences. Accrued liabilities declined, using $6.4 million of cash in the first nine months of 2007 compared to a $2.5 million use of cash in the first nine months of 2006. This increased usage in 2007 related to payment of accrued liabilities for rebate and incentive compensation, as well as the increased interest under the Senior Subordinated Notes and Second-Lien Facility.
Investing Activities
Investing activities of continuing operations provided $4.1 million of cash for the first nine months of 2007 compared to net cash provided of $8.1 million for the first nine months of 2006. The 2007 cash flow included the collection of $14.0 million from the sale of the South African business. The 2006 cash flow included collection of $16.5 million from the sale of several businesses and the $4.0 million purchase of minority interests to facilitate all subsequent dispositions. Each year also includes capital expenditures primarily for machinery and equipment in our manufacturing and distribution facilities. Capital expenditures were $8.7 million during the first nine months of 2007, which represented an increase of $4.3 million from last year’s comparable period. The increase during 2007 arises from an increased level of activity in the manufacturing operations to improve operating efficiencies through new machinery and processes.
Financing Activities
Financing activities of continuing operations used $4.9 million of cash during the first nine months of 2007 compared to the $9.0 million source of cash during the same period last year. For the nine months ended September 30, 2007, there was $4.9 million of net repayments of indebtedness including a $14.0 million repayment of the second lien indebtedness and increased borrowings under the Working Capital Facility to fund working capital requirements as described in Operating Activities. The net repayment of the Second Lien indebtedness in 2007 was funded by the cash proceeds from the sale of the South African subsidiaries. For the same period in 2006, the Company had net borrowings of $6.9 million. The net borrowings in 2006 were used to fund working capital requirements as described in Operating Activities.

On June 29, 2007, the Company and certain of its foreign subsidiaries entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (the “Amended GE Credit Agreement”). The Amended GE Credit Agreement: (i) extends the maturity date to June 29, 2012; (ii) increases the revolving credit commitment to $100 million, which includes (a) a new “Cash Flow” facility of up to $20 million with interest at LIBOR plus 2.50%, (b) an asset based facility and (c) a new $8 million property, plant and equipment facility (iii) provides for lower interest rate percentages applicable to the asset based borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the fixed charge coverage ratio; (iv) extends the time period for the 1% prepayment fee to November 30, 2008; and (v) substitutes a senior leverage of ratio of 2.75 for the previous total leverage ratio. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of inventories less customary reserves plus machinery at appraised value not to exceed $8 million. Borrowings under the cash flow facility are dependent on a minimum fixed charge coverage and EBITDA amount. At September 30, 2007, $11.8 million of letters of credit were outstanding. Unused availability was $42.1 million as of September 30, 2007.
Also on June 29, 2007, the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010; and (ii) lower the interest rates from LIBOR plus 4.50% to LIBOR plus 2.75%. The lenders party to the Second Lien Facility Amendment are affiliates of the holder of approximately 34% of the Company’s outstanding shares of common stock, which holder employs one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender. In connection with the Second-Lien Facility Amendment, the Company prepaid $14 million of the loans reducing the Second Lien Facility from $50 million to $36 million.
The Senior Subordinated Notes amounted to $175 million at September 30, 2007.
For a more detailed description of the Company’s debt agreements, see Note 6 – Debt and Capital Lease Obligations to the condensed consolidated financial statements.
In 2007, we anticipate our capital expenditures will be approximately $12.0 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.4 million and $1.3 million, respectively. We expect our operating cash flow, together with available borrowings under the Working Capital Facility, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements and our other obligations for 2007, as well as to maintain compliance with the related financial covenants. The indenture governing the Notes requires us to offer to purchase the Notes or retire senior indebtness depending upon the level of Excess Cash Flow and Net Available Cash (as such terms are defined in the indenture) we generate, subject to certain terms and conditions. We anticipate that by April of 2008, we may be required to satisfy our obligations under the indenture to retire debt, and we anticipate we will have sufficient financing available. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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
In order to manage interest costs, we enter into interest rate swap arrangements from time to time. As described in Note 7- Derivative Instruments, the Company currently has an interest rate swap contract with a notional amount of $50 million to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

We believe there has been no material change in our exposure to risks associated with fluctuations in interest, commodity price risk, and foreign currency exchange rates discussed in our 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10 – Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 6. Exhibits

10.1	Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated July 12, 2007

10.2	First Amendment to Lease Agreement between 2800 Airport Road Limited Partnership and Victor Equipment Company, dated August 1, 2007

10.3	Second Amendment to Lease Agreement between Benning Street, LLC and Thermal Dynamics Corporation, dated August 1, 2007

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
	By:	/s/ Mark F. Jolly

Date: November 6, 2007		Mark F. Jolly Vice President — Global Controller Principal Accounting Officer