Form 10-K
period 2007-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2008-03-13
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $114,344,882 based on the closing sales price of the Common Stock on June 30, 2007.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,371,435 shares of common stock, outstanding at March 6, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the “Risk Factors” section of this annual report on Form 10-K:

(a) the cyclicality of the cutting and welding market;

(b) general economic and capital market conditions, including liquidity availability for our customers and political and economic uncertainty in various areas of the world where we do business;

(c) actions taken by our competitors that affect our ability to retain our customers;

(d) our international sales and operations pose risks of trade barriers, attracting key personnel, foreign currency exchange fluctuations, protection of intellectual property and changes in laws and regulations;

(e) the cost of raw materials;

(f) consolidation within our customer base and the resulting increased concentration of our sales;

(g) the effectiveness of our cost reduction initiatives;

(h) our ability to meet customer needs by introducing new and enhanced products;

(i) unforeseen liabilities arising from litigation, including risk associated with product liability;

(j) our ability to retain qualified management personnel and attract new management personnel.

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

Introduction

We are a leading global supplier of cutting and welding products. We design, manufacture, market, sell and distribute welding and cutting torches, consumables, power sources and accessories globally. Our products are used by fabricating, manufacturing, construction and foundry operations to cut and weld ferrous and nonferrous steel, aluminum and other metals. Common applications for our products include shipbuilding, manufacturing of transportation, mining and agricultural equipment, many types of construction such as offshore oil and gas rigs, fabrication of metal structures, and repair and maintenance of processing and manufacturing equipment and facilities as well as demolition. Welding and cutting products are critical to the operations of most businesses that fabricate metal. We have very well established and widely recognized brands. We were incorporated in Delaware in 1987. Our shares are currently quoted on NASDAQ, and as of March 6, 2008, we had an equity market capitalization of approximately $133.7 million (based on a closing sale price of $10.00 and 13.4 million shares outstanding).

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

Our Principal Products and Markets

Although we operate our business in one reportable segment, we have organized our business into five major product categories within the cutting and welding industry: (1) gas equipment; (2) arc accessories including torches, guns, related consumable parts and accessories; (3) plasma power supplies, torches and related consumable parts; (4) welding equipment; and (5) filler materials. The following shows the percent of total sales for each of the major product categories for each of the previous three years:

	2007	2006	2005

Gas equipment	37%	38%	39%
Arc accessories including torches, guns, related consumable parts and accessories	21%	22%	20%
Filler materials	18%	16%	17%
Plasma power supplies, torches and related consumable parts	14%	14%	14%
Welding equipment	10%	10%	10%

Our gas equipment products include oxy-fuel torches, air fuel torches, consumables (tips and nozzles), regulators, flow meters and safety accessories that are used for cutting, heating and welding applications. We also have gas flow and pressure regulation equipment and manifold capabilities used for a variety of gas management applications across an extensive range of industries. These products are primarily sold under the Victor®, Cigweld® and TurboTorch® brands and typically range in price from $10 to over $1,000 for more complex gas management systems. Oxy-fuel torches use a mixture of oxygen and fuel gas (predominantly acetylene) to produce a high-temperature flame that is used to cut, heat or weld steel. Gas torches are typically used in all the applications noted above, as well as for welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities. Air fuel torches are used by the plumbing, refrigeration and heating, ventilation and air conditioning industries using similar principles with Mapp® or propane as the fuel gas. Gas flow and pressure regulation equipment is used to control the pressure and flow of most industrial, medical and specialty gases, including gases used in many industrial process control applications as well as the analytical laboratory and electronic industries. We believe we are among the largest suppliers of gas equipment products in the world, based on annual sales.

Our arc accessories include automatic and semiautomatic welding guns and related consumable parts, ground clamps, electrode holders, cable connectors and assemblies all sold under our Tweco brand. We also have a line of carbon arc gouging and exothermic cutting products. These products include torches and consumable rods that are sold under our Arcair® brand. Our welding accessory products are designed to be used with our arc welding power supplies, as well as those of our competitors. Our arc welding metal inert gas (“MIG”) guns typically range in price from $90 to $1,000. Arc welding MIG guns are used to apply the current to the filler metal used in welding, are typically handheld and require regular replacement of consumable parts as a result of wear and tear, as well as their proximity to intense heat. Our connectors, clamps and electrode holders attach to the welding cable to connect the power source to the metal to be welded. Our gouging products are used to cut or gouge material to remove unwanted base or welded material as well as in demolition. We believe we are among the largest manufacturers of arc welding accessory products in the United States based on our annual unit sales.

Filler metals are consumed in the welding process as the material that is melted to join the materials to be welded together. There are three basic types of filler metals used: stick electrodes, solid wire and flux cored wire. Stick electrodes are fixed length metal wires coated with a flux to enhance weld properties. This is used in conjunction with a power source and an electrode holder to weld the base material. The main advantage of this process is simplicity, portability and ease of use as it can be used to access most areas and no gas is required. Solid wire is sold on spools or in drums and is used in the semi-automated process with a MIG welding gun, power source and shielding gas. The main advantage of this process is ease of use and very high deposition rates making for higher productivity. Flux cored wires are similar to solid wires; however, they are tubular wires that allow the use of flux and other alloys to improve deposition rates and weld quality.

Our plasma power supplies, torches and consumable parts are sold under the Thermal Dynamics® brand. Manual plasma systems typically range in price from $900 to $5,000 with manual torch prices ranging from $300 to $800. Our automated cutting systems range in price from $2,500 to $50,000 with torches ranging in price from

$1,000 to $2,500. Both manual and automated plasma systems use front end torch parts that are consumed during the cutting process and range in price from $5 to $50. Plasma cutting uses electricity and gases (typically air or oxygen) to create a high-temperature plasma arc capable of cutting any type of metal. Electricity is converted by a power supply and supplied to a torch where the gas and electricity form a plasma arc. The plasma arc is then applied to the metal being cut. Plasma cutting is a growing technology for cutting metal. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Plasma cutting systems are used in the construction, fabrication and repair of both steel and nonferrous metal products, including automobiles and related assemblies, appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. We believe we are among the largest suppliers of plasma power supplies, torches and consumable parts in the United States and worldwide, based on our annual unit sales.

Our welding equipment line includes inverter and transformer-based power sources used for all the main welding processes as well as plasma welding power sources. These products are primarily sold under the Thermal Arc®, Firepower® and Cigweld® brands. These products typically range in price from $400 to $6,000. Arc welding uses an electric current to melt together either wire or electrodes (referred to as filler metals) and the base materials. The power source converts the electrical line power into the appropriate voltage to weld. This electricity is applied to the filler metal using an arc welding accessory, such as a welding gun for wire welding or an electrode holder for stick electrode welding. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs.

We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc. and Praxair, Inc., as well as a large number of other independent welding distributors, wholesalers and dealers. In 2007, our sales to customers in the U.S. represented 59% of our sales. In 2007 and 2006, we had one customer that comprised 13% and 10%, respectively of our global net sales.

We have wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Mexico, People’s Republic of China, Indonesia, Malaysia, and Italy, with distribution facilities in Canada and England. We manage our operations by geographic location and by product category. See Note 18 — Segment Information to the consolidated financial statements for geographic and product line information.

International Business

We had international sales from continuing operations of approximately $201.4 million, $166.7 million, and $154.2 million for the years ended December 31, 2007, 2006, and 2005, respectively, or approximately 41%, 37%, and 38%, respectively, of our net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.” Our international sales consist of: (a) export sales of our products manufactured at U.S. manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through our overseas field representatives and (b) sales of our products manufactured at our international manufacturing facilities and sold by our foreign subsidiaries.

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

Sales and Marketing is organized into three regions: Americas, Asia Pacific, and Europe including other regions. The Americas is comprised of the U.S., Canada, Mexico and Latin and South America; Asia Pacific includes South Pacific (Australia and New Zealand) and South and North Asia. Our third region is comprised of the U.K., Europe, Middle East, and the remaining countries not included in the other two regions. In 2007, the Americas contributed approximately 65% of the Company’s revenues; Asia Pacific contributed approximately 19%; and Europe and the remaining countries contributed approximately 16%. All product lines are sold in the three regions although there is some mix variance among the regions.

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

Distribution

We distribute our cutting and welding products in the United States through independent cutting and welding products distributors that carry one or more of our product lines from approximately 2,500 locations. We maintain relationships with these distributors through our sales force. We distribute our products internationally through our sales force, independent distributors and wholesalers.

Raw Materials

We have not experienced any difficulties in obtaining raw materials for our operations because our principal raw materials, which include copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by us. Certain of the raw materials used in the hardfacing products of our filler metals product line, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions that could affect pricing and disrupt supply. Although we have historically been able to obtain adequate supplies of these materials at acceptable prices, restrictions in supply or significant increases in the prices of copper and other raw materials could adversely affect our business. During 2007, 2006, and 2005, we experienced significantly higher than historical average material inflation on materials such as copper, steel and brass which detrimentally impacted our gross margins.

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

Research, Development, and Technical Support

We have development engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer needs. The sustaining engineering group provides technical support to the operations and sales groups, and the quality department supports established products. As of December 31, 2007, we employed approximately 100 people in our development and sustaining engineering groups, split between engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries, benefits for engineering personnel, and project expenses. Our development engineering costs are not material to our financial condition or results of operations.

Competition

We view the market as split into three types of competitors: (1) three full-line welding equipment and filler metal manufacturers (Lincoln Electric Company, ESAB, a subsidiary of Charter PLC, and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single-line brand-specific competitors; and (3) a number of low-priced small niche competitors. Our large competitors offer a wide portfolio of product lines with an emphasis on filler metals and welding power supplies and lines of niche products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers’ discretionary purchases. International competitors have been less effective in penetrating the U.S. domestic markets due to product specifications, lack of brand recognition and their relative inability to access the welding distribution market channel.

We expect to continue to see price pressure in the segments of the market where little product differentiation exists. The trends of improved performance at lower prices in the power source market and further penetration of the automated market are also expected to continue. Internationally, the competitive profile is similar, with overall lower market prices, more fragmented competition and a weaker presence of larger U.S. manufacturers.

We compete on the performance, functionality, price, brand recognition, customer service and support and availability of our products. We believe we compete successfully through the strength of our brands, by focusing on technology development and offering innovative industry-leading products in our niche product areas.

Recent Developments

On December 21, 2007, the Company committed to a plan to dispose of its cutting table business, C&G Systems. A definitive sales agreement was signed with closing occurring on January 18, 2008. Based on the sales price of $0.5 million, a loss of $0.6 million (net of $0.3 million of tax) was recorded in 2007 as a component of discontinued operations.

The Company has agreed to purchase the other 50% of the China joint venture manufacturing business from its joint venture partner for an amount of approximately $3 million. The transaction is expected to be completed by early in the second quarter of 2008.

Employees

As of December 31, 2007, we employed approximately 2,950 people, 650 of whom were engaged in sales, marketing and administrative activities, and 2,300 of whom were engaged in manufacturing or other operating activities. None of our U.S. workforce is represented by labor unions while most of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

Patents, Licenses and Trademarks

Our products are sold under a variety of trademarks and trade names. We own trademark registrations or have filed trademark applications for of all our trademarks and have registered all of our trade names that we believe are material to the operation of our businesses. We also own various patents and from time to time acquire licenses from owners of patents to apply such patents to our operations. We do not believe any single patent or license is material to the operation of our businesses taken as a whole.

Executive Officer Information

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position(s)

Paul D. Melnuk	53	Chairman of the Board and Chief Executive Officer
Steven A. Schumm	55	Executive Vice President — Chief Financial and Administrative Officer
John A. Boisvert	46	Executive Vice President — Brand Management
Terry Downes	40	Executive Vice President — Global Corporate Development
Dennis G. Klanjscek	58	Executive Vice President — Asia Pacific
Terry A. Moody	45	Executive Vice President — Global Operations
Martin Quinn	51	Executive Vice President — Global Sales and Marketing

Paul D. Melnuk	Mr. Melnuk has been a member of our Board of Directors since May 2003, was elected Chairman of the Board in October 2003, and was appointed Chief Executive Officer on January 28, 2004. Mr. Melnuk is a director and chairman of the audit committee at Petro-Canada, a multinational integrated oil and gas company headquartered in Calgary, Alberta, and a director of several private companies. Mr. Melnuk has been a managing partner of FTL Capital Partners, LLC, a private equity firm, since 2001. Prior to 2001, Mr. Melnuk served as President and Chief Executive Officer of the predecessor to The Premcor Refining Group Inc., an oil refining company, Barrick Gold Corporation, a gold mining company, and Bracknell Corporation, a contracting company.
Steven A. Schumm	Mr. Schumm, CPA, joined Thermadyne in August 2006 as the Executive Vice President, Chief Financial Officer and Chief Administrative Officer after serving as a consultant for the Company since April 2006. He has over 30 years of experience in all areas of finance. He was previously employed as Chief Financial Officer of LaQuinta Corporation, a publicly traded limited service hotel owner and operator, Chief Administrative Officer and interim Chief Financial Officer of Charter Communications, a publicly traded cable service provider, and a partner with the independent public accounting firm, Ernst & Young LLP.
John A. Boisvert	Mr. Boisvert was elected Executive Vice President of brand management in January 2003. Previously, he served as Executive Vice President for our subsidiaries, Thermal Dynamics Corporation and C&G Systems Inc. Prior to that time, Mr. Boisvert served as the Vice President, General Operations Manager for Thermal Dynamics and C&G. He has over 20 years of experience in various capacities within Thermadyne.
Terry Downes	Mr. Downes joined Thermadyne in June 2003 as Director of Market Integration and in March of 2006 was promoted to Executive Vice President Global Corporate Development. He has 12 years of international business development experience with primary focus in the manufacturing sector. He was previously employed by Novar PLC and Redland PLC. Mr. Downes has lived in the U.S., Latin America, Southeast Asia and Europe.
Dennis G. Klanjscek	Mr. Klanjscek has served as Executive Vice President-Asia Pacific since January 1996. Prior to January 1996, Mr. Klanjscek spent over 20 years with British Oxygen Company and six years leading a management buyout of a welding company in Australia.
Terry A. Moody	Mr. Moody Joined Thermadyne in August 2007 as Executive Vice President of Global Operations. He was formerly employed by Videocon Industries, a privately held manufacturer of high end digital products, where he served as the Chief Operating Officer and Senior Vice President of Europe.
Martin Quinn	Mr. Quinn was elected Executive Vice President of Global Sales effective March 30, 2005. From 1999 to March 30, 2005, Mr. Quinn served as Vice President Marketing and Sales — Asia Pacific. Prior to that, he was Managing Director — Asia. He has over 23 years with Thermadyne.

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

We offer products in highly competitive markets.  We compete on the performance, functionality, price, brand recognition, customer service and support and availability of our products. We compete with companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our sales and net earnings.

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

Our international sales and operations pose certain risks that may adversely impact sales and earnings.

Our products are used primarily in metal fabrication operations to cut and join metal parts. Metal fabrication operations are growing faster outside of the United States than they are in the United States, and certain metal fabrication, as well as manufacturing operations generally, is moving from the United States to international locations where labor costs are lower. Selling products into international markets, maintaining and expanding international operations require significant coordination, capital and resources. If these resources were to prove too costly or difficult to obtain, we may be unable to grow our sales in these international locations.

We sell our products to distributors located in approximately 100 countries. During the year ended December 31, 2007, approximately 41% of our consolidated sales were derived from markets outside the U.S. A part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. We have manufacturing operations and assets located outside of the United States, including Australia, Canada, England, Italy, Malaysia and Mexico, and a 50% interest in an operation in China. International operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

We are subject to currency fluctuations from our operations within non-U.S. markets and face risks arising from the imposition of exchange controls and currency devaluations.

Our products are sold in many countries around the world. A portion of our operations are conducted in foreign markets. These transactions are denominated in foreign currencies, including the Australian dollar, Canadian dollar, euro, and pound sterling. Accordingly, the costs of our operations in these foreign locations are also denominated in those local currencies. Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our reported earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations have affected our reported financial performance in the past and will likely affect our reported financial performance in the future.

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

We purchase a large amount of commodity raw materials and particularly copper and brass. The raw materials industry as a whole is highly cyclical, and at times pricing and supply can be volatile due to a number of factors beyond our control, including global demand, general economic and political conditions, mine closures and labor unrest in various countries, activities in the financial commodity markets, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs and has caused rapidly escalating costs over the last three years in particular. In an environment of rapidly increasing raw material prices, competitive conditions can affect how much of these cost increases we can recover in the form of higher unit sales prices. To the extent that our arrangements to lock in supplier costs do not adequately contain cost increases and we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Certain of the raw materials used in our hardfacing products within our filler metal product line, such as cobalt and chromium, are available primarily from sources outside the United States. Restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance.

We rely in large part on independent distributors for sales of our products.

We depend on independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at branch locations and the price at which they are sold, which impacts how accessible our products are to our ultimate customers. Almost all of the distributors with whom we transact business offer competing products and services to our ultimate customers. There is a trend on consolidation of these distributors which is escalating in recent years such that one customer now represents 13% of our total sales. The loss of a substantial number of these distributors, or certain key distributors, or an increase in the distributors’ sales of our competitors’ products to our ultimate customers could materially reduce our sales and earnings.

We may not be able to successfully implement our cost-reduction initiatives.

We have undertaken and may continue to undertake cost-reduction initiatives including redesigning products and manufacturing processes as well as re-evaluating the location of certain manufacturing operations and the sourcing of vendor purchased components. There can be no assurance that these initiatives will be completed or beneficial to us or that any estimated cost savings from such activities will be realized. If our cost-reduction efforts are unsuccessful, it may have a material adverse effect on our business.

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

If we fail to comply with the financial covenants in our debt instruments, our ability to obtain financing and make payments under our debt instruments may be adversely impacted.

Our Amended Credit Agreement and our Second-Lien Facility contain certain financial covenants. The financial covenants have been amended on several occasions and most recently in June 2007. While we believe that we will be able to comply with the most recently amended financial covenants in future periods, failure to do so would, unless the covenants were further amended or waived, result in defaults under the Credit Agreement and the Second-Lien Facility. An event of default under the credit facilities, if not waived, could result in the acceleration of those debt obligations and, consequently, our debt obligations under our 9 1/4% Senior Subordinated Notes. Such acceleration could result in exercise of remedies by our creditors, which could have a material adverse impact on our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit facilities, which could have a material adverse effect on our ability to operate our business and to make payments under our debt instruments.

For a description of our Credit Agreement, our Second-Lien Facility and our Senior Subordinated Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We are subject to risks caused by changes in interest rates.

Changes in benchmark interest rates will impact the interest cost associated with our variable interest rate debt and the cost of future borrowings. Significant increases would effect our financial condition and results of operations.

Liabilities relating to litigation alleging manganese induced illness could reduce our profitability and impair our financial condition.

At December 31, 2007, we were a co-defendant in many cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.

The aggregate long-term impact of the manganese loss contingencies on operating cash flows and financial condition is difficult to assess, particularly since claims are in many different stages of development. While we intend to contest these lawsuits vigorously, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese, including the possibility that our litigation experience changes overall. An adverse change from our litigation experience to date could materially diminish our profitability and impair our financial condition.

Our products involve risks of personal injury and property damage, which expose us to potential liability.

Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys’ fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards. We monitor claims and potential claims of which we become aware and establish reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition. Moreover, despite any insurance coverage, any accident or incident involving us could negatively affect our reputation among customers and the public. This may make it more difficult for us to compete effectively.

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

We operate manufacturing facilities in the United States, Italy, Malaysia, Australia and Mexico. All U.S. facilities, leases and leasehold interests are encumbered by first priority liens securing our obligations under our Amended Credit Agreement and Second-Lien Facility. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.

We lease a 19,500 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as some of our centralized services.

The following table describes the location and general character of our principal properties of our continuing operations as of December 31, 2007:

Location of Facility	Building Space/Number of Buildings

West Lebanon, New Hampshire	153,000 sq. ft./5 buildings (office, manufacturing, sales training)
Denton, Texas	238,960 sq. ft./4 buildings (office, manufacturing, storage, sales training center)
Roanoke, Texas	278,543 sq. ft. / 1 building (manufacturing, warehouse)
Hermosillo, Sonora, Mexico	178,013 sq. ft. / 1 building (office, manufacturing)
Oakville, Ontario, Canada	48,710 sq. ft./1 building (office, warehouse)
Cigweld Malaysia/Selangor, Malaysia	127,575 sq. ft./1 building (office, warehouse)
Melbourne, Australia	273,425 sq. ft./2 buildings (office, manufacturing, warehouse)
Jakarta, Indonesia	52,500 sq. ft./1 building (office, warehouse)
Kuala Lumpur, Malaysia	60,000 sq. ft./1 building (office, manufacturing)
Bowling Green, Kentucky	188,000 sq. ft./1 building (office, manufacturing, warehouse)
Milan, Italy	32,000 sq. ft./3 buildings (office, manufacturing, warehouse)
Chino, California	30,880 sq. ft./1 building (warehouse)
Ningbo, China	44,187 sq. ft. /1 buildings (office, manufacturing, warehouse)

All of the above facilities are leased, except for the manufacturing facilities located in Australia and Indonesia, which are owned. We also have additional assembly and warehouse facilities in the United Kingdom, China, Mexico, and Australia. We closed our manufacturing business in Rio de Janeiro, Brazil during 2007 and anticipate selling the building in that location in 2008.

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

Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws provide for liability without regard to fault for investigation and remediation of spills or other releases of hazardous materials, and liability for the entire cleanup can be imposed upon any of a number of responsible parties. Such laws may apply to conditions at properties presently or formerly owned or operated by us or our subsidiaries or by their predecessors or previously owned business entities. Further, conditions at properties owned by others may contain wastes or other contamination which are attributed to us or our subsidiaries or their predecessors or previously owned business entities. We have in the past and may in the future be named a potentially responsible party at off-site disposal sites to which we have sent waste. We do not believe the ultimate cost relating to such sites will have a material adverse effect on our financial condition or results of operations.

At December 31, 2007, we were a co-defendant in 426 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2007, 178 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Between June 1, 2003 and December 31, 2007, we were dismissed from 1,041 other cases with similar allegations. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

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

No matters were submitted to a vote of the shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 8, 2007, NASDAQ approved the listing of the Company’s common stock on The Nasdaq Capital Market under the symbol “THMD.” Upon its emergence from Chapter 11 in May of 2003, the Common Stock was quoted on the OTC Bulletin Board until May 5, 2006 when it became available for quotation only on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC. In February 2007, our Common Stock was again quoted on the OTC Bulletin Board. The following table shows, for the periods indicated, the high and low sales or bid prices, as the case may be, of a share of the new Common Stock for 2006 and 2007, as reported by published financial sources. For each quarter in 2006 and for the first, second and third quarters in 2007, the prices shown below reflect the high and low bid prices. For the fourth quarter of 2007, the prices shown below reflect (i) the high and low bid prices between October 1, 2007 and October 7, 2007, and (ii) the high and low sales prices between October 8, 2007 and December 31, 2007.

	Bid or Sales Prices ($)
	High	Low

2006
First Quarter	$16.50	$13.25
Second Quarter	17.75	12.00
Third Quarter	13.90	8.65
Fourth Quarter	11.90	9.90
2007
First Quarter	$11.91	$10.00
Second Quarter	16.85	11.00
Third Quarter	17.85	12.45
Fourth Quarter	14.21	11.50

On March 6, 2008, the last reported sale price for our Common Stock as quoted on NASDAQ was $10.00 per share. As of March 6, 2008 there were approximately 255 beneficial owners of our Common Stock including the number of individual participants in security position listings.

We have historically not paid any cash dividends on our Common Stock, and we do not have any present intention to commence payment of any cash dividends. We intend to retain earnings to provide funds for the operation and expansion of our business and to repay outstanding indebtedness. Our debt agreements contain certain covenants restricting the payment of dividends on or repurchases of Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Performance Graph

On May 23, 2003, we emerged from Chapter 11 bankruptcy protection. As a result, all shares of common stock outstanding on May 23, 2003 were canceled on such date and new common stock was issued. The following graph shows a comparison of our cumulative total returns, the Russell 2000 Stock Index (the “Russell 2000”) and the Standard & Poor’s Composite 500 Stock Index (the “S&P 500”) for the periods from May 30, 2003 (the first day of trading after the emergence from Chapter 11 bankruptcy) to December 31, 2003, and the next four calendar years ending December 31, 2007. A compatible peer-group index for the welding industry, in general, was not readily available since the industry is comprised of a relatively few competitors. The Russell 2000 represents an index based on a concentration of companies having relatively small market capitalization, similar to the Company. The comparison assumes $100 was invested on May 30, 2003 in each of our common stock, the Russell 2000, and the S&P 500, and assumes compounded daily returns with reinvestment of dividends.

Value of $100 Invested

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Russell 2000	$126.28	$147.75	$152.66	$178.61	$173.70
S&P500	$115.39	$125.77	$129.55	$147.19	$152.38
Thermadyne Holdings Corporation	$117.14	$123.81	$126.67	$94.29	$109.52

Item 6.	Selected Financial Data

The selected financial data for the years ended December 31, 2007, 2006, 2005, and 2004, the seven months ended December 31, 2003, and the five months ended May 31, 2003 set forth below has been derived from our 2003, 2004, 2005, 2006 and 2007 audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein. Previously reported amounts have been reclassified as a result of the discontinued operations.

						Predecessor
	Reorganized Company					Company
	Fiscal	Fiscal	Fiscal	Fiscal	Seven	Five
	Year	Year	Year	Year	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	May 31,
	2007	2006	2005	2004	2003	2003

Operating Results Data:
Net sales	$494.0	$445.7	$409.6	$389.3	$198.7	$136.6

Operating income (loss)	44.3	30.0	12.5	3.8	(4.4)	11.8

Gain from reorganization and fresh-start accounting		—	—	—	—	(582.1)
Income (loss) from continuing operations	10.6	2.5	(15.8)	(11.9)	(18.5)	568.2
Income (loss) from discontinued operations, net of tax	(2.0)	(25.5)	(15.5)	(2.0)	(1.8)	0.7

Net income (loss)	$8.7	$(23.0)	$(31.4)	$(13.9)	$(20.3)	$568.9

Diluted income (loss) per share applicable to common shares:
Continuing operations	$0.79	$0.18	$(1.19)	$(0.90)	$(1.39)	$158.27
Discontinued operations	(0.15)	(1.91)	(1.17)	(0.15)	(0.14)	0.20

Net income (loss)	$0.64	$(1.73)	$(2.36)	$(1.05)	$(1.53)	$158.47

Consolidated Balance Sheet Data (Period end):
Working capital(1)	$97.2	$104.8	$128.7	$153.5	$147.6	$145.7
Total assets	497.4	518.9	577.2	617.4	525.0	308.6
Total debt(2)	234.6	257.0	258.7	231.7	211.0	806.0
Total shareholders’ equity (deficit)	122.1	103.5	124.0	161.0	169.5	(672.6)
Consolidated Cash Flow Data — Continuing Operations:
Net cash provided by (used in) operating activities	$23.0	$(15.5)	$(13.3)	$(13.6)	$11.2	$(2.3)
Other Data:
Depreciation and amortization	$13.1	$15.7	$19.1	$19.4	$12.6	$5.2
Capital expenditures	(11.4)	(8.5)	(7.9)	(10.6)	(6.6)	(2.2)

(1)	Amounts as of May 31, 2003 exclude liabilities subject to compromise.

(2)	Amounts as of May 31, 2003 include $782.1 million classified as “liabilities subject to compromise.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The availability and the cost of the components of our manufacturing processes, and particularly, raw materials are key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for use by us. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. During 2007, 2006 and 2005, we experienced higher than historical average inflation on materials such as copper, steel and brass which negatively affected margins. In recent years we have taken steps to reduce our overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products.

Our operating profit is affected by the mix of the products sold, as margins are generally higher on torches and guns, as compared to power supplies, and higher on consumables and replacement parts, as compared to torches and guns.

Our products are sold domestically primarily through industrial welding distributors, retailers and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers.

For the year ended December 31, 2007, approximately 59% of our sales were made to customers in the U.S. Approximately one-half of our international sales are denominated in U.S. dollars.

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

Key financial measurements we use to evaluate the results of our business as well as the operations of our individual units include customer order levels and mix, sales order profitability, production volumes and variances, selling, general and administrative expenses, earnings before interest, taxes, depreciation and amortization, operating cash flows, capital expenditures and controllable working capital. We define controllable working capital as accounts receivable, inventory, and accounts payable. These measurements are reviewed monthly, quarterly and annually and are compared with historical periods, as well as objectives that are established by management and approved by our Board of Directors.

Discontinued Operations

On December 21, 2007, the Company committed to a plan to dispose of its cutting table business, C&G Systems. A definitive sales agreement was signed with closing occurring on January 18, 2008. Based on the sales price, a loss of $0.6 million (net of $0.3 million of tax) was recorded in 2007 as a component of discontinued operations. The assets and liabilities are classified as held for sale at December 31, 2007. The schedule below sets forth certain information related to C&G Systems included in discontinued operations. See Note 3 — Discontinued Operations to the consolidated financial statements.

On December 30, 2006, the Company committed to sell its Brazilian manufacturing operation which was established pursuant to a 10 year agreement expiring in 2008 with a major customer requiring Brazilian based manufacturing. Employees of Thermadyne Brazil were informed of this decision on February 16, 2007. As a result of this decision, the Company recorded an impairment loss of approximately $15.2 million (net of tax) in the fourth quarter of 2006 which was recorded as a component of discontinued operations. During the second quarter of 2007, the Company corrected reserves previously established to record certain tax and related interest obligations which resulted in a loss of $400, net of tax, which is included in the net results of discontinued operations for the year ended December 31, 2007. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. Final negotiations associated with the sale of the building are continuing. The Company also recorded potential tax liabilities asserted by Brazilian authorities.

On December 30, 2006, the Company committed to divest its two South African subsidiaries as part of the Company’s evaluation of its non-core operations: Maxweld & Braze Pty. Ltd. (“Maxweld”) and Thermadyne South Africa (Pty.) Ltd. (“Thermadyne South Africa”). Maxweld is a wholesaler with an outlet in Johannesburg, South Africa, and Thermadyne South Africa is a retailer with a network of stores throughout South Africa. On February 5, 2007, the Company entered into an agreement to sell the subsidiaries. The closing of the divestitures took place in May 2007 and the Company received $13.8 million which was used to reduce debt. Under the Sale Agreement the Company also received a note payable bearing 14% interest payable in South African Rand in May 2010 which converts to U.S. $4.4 million at December 31, 2007. As a result of this decision, the Company recorded an impairment loss of approximately $9.2 million (net of tax) in the fourth quarter of 2006 which was recorded as a component of discontinued operations. See Note 3 — Discontinued Operations to the consolidated financial.

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

Results of Operations

The results of operations set forth in the Income Statement on page F-5 have been adjusted to reflect the impact of discontinued operations. See Note 3 — Discontinued Operations in our consolidated financial statements.

The following description of results of operations is presented for the years ended December 31, 2007, 2006, and 2005.

2007 Compared to 2006

Net sales from continuing operations for the year ended December 31, 2007 were $494.0 million, which was a 10.8% increase over net sales of $445.7 million for the same twelve months in 2006. U.S. sales were $292.6 million for 2007, compared to $279.1 million for 2006, which is an increase of 4.8%. International sales were $201.4 million for the twelve months ended December 31, 2007 compared to $166.7 million for the same period of 2006, or an increase of 20.9%. Net sales for the twelve months ended December 31, 2007 increased approximately $48 million with approximately $15 million from increased demand primarily associated with new product introductions, $20 million from price increases, and $13 million due to foreign currency translation.

Gross margin from continuing operations for the twelve months ended December 31, 2007 was $154.4 million, or 31.2% of net sales, compared to $130.7 million, or 29.3% of net sales, for the same period in 2006. The gross margin improvement is due to manufacturing cost savings initiatives and improved pricing administration consisting of better management of rebates, discounts and sales price increases. The impact of cost increases from inflation of material costs and production supply cost increases reduced gross margin by an estimated $22 million. These estimated cost increases were offset in part by cost savings from productivity initiatives of an estimated $20 million. The overall increase in material cost was attributable to higher prices for key raw materials such as copper, brass and steel.

Selling, general and administrative expenses (“SG&A”) were $106.0 million, or 21.5% of net sales, for the twelve months ended December 31, 2007 as compared to $109.6 million, or 24.6% of net sales, for the twelve months ended December 31, 2006. The decrease in SG&A is principally related to incremental non-recurring costs incurred in the prior year to complete the 2005 financial statements and restatement of prior years. These incremental costs of approximately $8 million were attributable to accounting, audit and tax services related fees and bondholder consent fees. The year 2007 reflects SG&A cost increases of $5 million which arise primarily from general increases in cost of the various functions.

Interest expense for the twelve months ended December 31, 2007 was $26.8 million, which compares to $26.5 million for the twelve months ended December 31, 2006. The increased interest costs reflect the offsetting effects of an increase of $1.5 million from the special interest adjustment on the Senior Notes partially offset by lower average borrowings.

Amortization of intangibles was $2.9 million for the year ended December 31, 2007 compared to $2.9 million for the year ended December 31, 2006, reflecting normal amortization expenses.

Minority interest income was $0.1 million for the year ended December 31, 2007 as compared to expense of $0.1 million for 2006.

An income tax provision of $5.5 million was recorded on pretax income of $16.2 million from continuing operations for the year ended December 31, 2007. An income tax benefit of $4.0 million was recognized in 2007 due to the reduction of previously recorded state income tax contingencies. For the year ended December 31, 2006, an income tax benefit of $0.4 million was recorded on a pretax income of $2.1 million from continuing operations. In 2006, accruals for income tax currently payable and deferred tax benefits are largely offsetting. The income tax benefit is primarily the result of the implementation of international tax planning that reduced both current and prior period liability related to our foreign operations. Valuation allowances offset a substantial portion of the tax benefit of U.S. net operating losses in 2006.

Discontinued operations reported net loss of $2.0 million for the twelve months ended December 31, 2007 compared to a net loss of $25.5 million for the twelve months ended December 31, 2006. In 2007, discontinued operations include impairment losses of $1.2 million compared to impairment losses of $24.4 million in 2006. See Note 3 — Discontinued Operations to the consolidated financial statements.

2006 Compared to 2005

Net sales from continuing operations for the year ended December 31, 2006 were $445.7 million, which was a 8.8% increase over net sales of $409.6 million for the same twelve months in 2005. U.S. sales were $279.1 million for year of 2006, compared to $255.4 million for the prior year, which is an increase of 9.3%. International sales were $166.7 million for the twelve months ended December 31, 2006 compared to $154.2 million for the same period of 2005, or an increase of 8.1%. Net sales for the twelve months ended December 31, 2006 increased approximately $17 million from increased demand and new product initiatives and approximately $20 million as a result of price increases and was partially offset by $1 million as a result of the impact of foreign currency translation. Net sales in the year of 2006 were reduced by $19 million for rebates paid to customers compared to $15 million in the same period of 2005. The increase in rebates results from increased sales volume to customers achieving volume levels providing higher rebate percentages.

Gross margin from continuing operations for the twelve months ended December 31, 2006 was $130.7 million, or 29.3% of net sales, compared to $117.4 million, or 28.7% of net sales, for the same period in 2005. Gross margin dollars increased approximately $17 million through new product introductions, volume expansion and price increases. These increases to gross margin were partially offset by approximately $4 million increase in customer rebate costs arising from increased sales volumes. The impact of cost increases from inflation of material costs and production supply cost increases reduced gross margin an estimated $17 million. These estimated cost increases were offset in part by cost savings from productivity initiatives of approximately $17 million. The overall increase in material cost was attributable to higher prices for key raw materials such as copper, brass and steel.

SG&A was $109.6 million, or 24.6% of net sales, for the twelve months ended December 31, 2006 as compared to $99.9 million, or 24.4% of net sales, for the twelve months ended December 31, 2005. The increase in SG&A is principally related to costs incurred for incremental auditing fees to complete the 2005 financial statements and restatement of prior years, costs incurred with accounting specialists and contractors to maintain records following the departures of most corporate accounting personnel during 2006, search firm fees incurred in conjunction with hiring new personnel, fees incurred to modify accounting processes in remediating material weaknesses, fees incurred with international tax specialists to assist in reducing foreign income tax expenses, the consents obtained from bondholders in May and August 2006 and incremental costs associated with the second and third quarter financial statement reviews. These incremental costs approximated $8 million. SG&A costs in 2006 increased in part due to incremental stock option expense of $1.1 million was charged to 2006 expense after adoption of SFAS 123R.

Net periodic postretirement benefits reflect income for the year ended December 31, 2006 of $11.8 million compared to an expense of $1.8 million for the year ended December 31, 2005. As of January 1, 2006, the Company changed its postretirement benefits plan to limit medical benefits to only existing retirees and certain existing employees who were 62 and had 15 years of service. This resulted in a curtailment gain of $11.9 million during 2006. In addition, the on-going expense was substantially reduced from prior years as a result of the change. See Note 17 — Employee Benefit Plans to our consolidated financial statements for additional information.

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

An income tax benefit of $0.4 million was recorded on pretax income of $2.1 million from continuing operations for the year ended December 31, 2006. For the same period in 2005, an income tax provision of $3.3 million was recorded on a pretax loss of $12.5 million from continuing operations. The income tax benefit for 2006 is primarily the result of the implementation of international tax planning that reduced both current and prior period liability related to our foreign operations. The income tax provision for 2005 includes $3.6 million of taxes primarily related to income generated in certain foreign jurisdictions. Accruals for income tax currently payable and deferred tax benefits are largely offsetting. Valuation allowances offset a substantial portion of the tax benefit of U.S. net operating losses in both 2006 and 2005.

Discontinued operations reported a net loss of $25.5 million for the twelve months ended December 31, 2006 compared to a net loss of $15.5 million for the twelve months ended December 31, 2005. In 2006, discontinued operations include impairment losses of $24.4 million compared to impairment losses of $4.6 million along with losses of disposal of $10.4 million in 2005. See Note 3 — Discontinued Operations to the consolidated financial statements.

Restructuring and Other Charges

During the five months ended May 31, 2003, the seven months ended December 31, 2003, and the year ended December 31, 2004, we incurred restructuring and other special charges related to initiatives that we have undertaken to lower costs and improve our operational performance. No restructuring charges were incurred during the years ended December 31, 2007, 2006 or 2005.

Liquidity and Capital Resources

Liquidity.  Our principal uses of cash will be capital expenditures, working capital and debt service obligations. We expect that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the Working Capital Facility, which was renegotiated in June 2007 and matures in June 2012 as discussed below.

In 2007, our net cash provided by continuing operations was $4.8 million. Net debt repayments were $21.7 million which included $14 million in repayment of the Second-Lien Facility. The funding for the Second-Lien Facility repayments arose primarily from the proceeds of the sale of our South African discontinued operations.

In 2008, we anticipate our capital expenditures will be approximately $15.0 million. In addition, we expect that our overall debt service obligations excluding interest expense and repayments on the Working Capital Facility will be approximately $9 million. This includes the repayment of approximately $7 million of indebtedness required under our Second Lien Facility, described below, which we intend to make during the first quarter of 2008. We expect our operating cash flow, together with available borrowings under the Working Capital Facility, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements of the Credit Agreement and Second-Lien Facility, the Notes and our other long-term obligations for 2008. Our debt structure, terms, covenants, and a history of these instruments are described below.

Certain subsidiaries of the Company are borrowers under the Third Amended and Restated Credit Agreement, dated June 29, 2007 (the “Credit Agreement”) with General Electric Capital Corporation as agent and lender. The Credit Agreement: (i) matures on June 29, 2012; (ii) provides a revolving credit commitment of up to $100 million (the “Working Capital Facility”), which includes (a) a cash flow facility of up to $20 million with interest at LIBOR plus 2.50%, (b) an asset based facility and (c) an amortizing $8 million property, plant and equipment (PPE) facility; (iii) provides for interest rate percentages applicable to the asset based and PPE borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the fixed charge coverage ratio; (iv) extends the time period for the 1% prepayment fee to November 30, 2008; and (v) limits the senior leverage ratio to 2.75 for the total leverage ratio. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $8 million. Borrowings under the cash flow facility are dependent on a minimum fixed charge coverage and EBITDA amount. At December 31, 2007, $8.2 million of letters of credit were outstanding. Unused availability was $56.0 million as of December 31, 2007.

We have $36.0 million in outstanding indebtedness under our Second-Lien Facility. The Second-Lien Facility is secured by a second lien on substantially all of the assets of our domestic subsidiaries. The Second-Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants. On June 29, 2007, the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010 and (ii) lower the interest rate from LIBOR plus 4.50% to LIBOR plus 2.75%. The lender of the Second Lien Facility Amendment is also an affiliate of the holder of approximately 34% of the Company’s outstanding shares of common stock. This stockholder is the employer of one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender. In connection with this Amendment, the Company prepaid $14 million of the outstanding indebtedness, reducing the Second Lien Facility from $50 million to $36 million. The prepayment was funded through the proceeds of the sale of South African assets.

The Senior Subordinated Notes (the “Notes”) accrue interest at 9 1/4% per annum, which is payable semiannually in cash. The Notes are guaranteed by our domestic subsidiaries, which are also borrowers or guarantors under the Amended Credit Agreement, and certain of our foreign subsidiaries. The Notes contain customary covenants and events of default, including covenants that limit our ability and our subsidiaries’ abilities to incur debt, pay dividends and make certain investments. In May and August 2006, we amended the Indenture for the Senior Subordinated Notes to, among other things, extend the time by which we had to file with the Securities and Exchange Commission our Annual Report on Form 10-K for the year ended December 31, 2005 and any other reports then due, and obtain waivers for the defaults resulting from our failure to timely file the 2005 Annual Report and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The amendments require us, subject to certain conditions, to annually use our excess cash flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the Notes pursuant to which we will offer to repurchase outstanding Notes at a purchase price of 101% of their principal amount. The “excess cash flow” amount for 2007 was determined to be $7 million. The Indenture was also amended to provide for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% when the consolidated leverage ratio is less than 3.0. In consideration for these amendments, we paid the note holders consent fees aggregating $1.3 million.

At December 31, 2007, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2008 by achieving its 2008 financial plan, which includes realizing sales of new products to be introduced during 2008, the continuing impact of 2007 price increases for existing products, and successfully implementing certain cost reduction initiatives, including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing. If the Company is unable to maintain compliance with its covenants, this could result in a default under the Amended GE Credit Agreement and the Second-Lien Facility Amendment which could result in a material adverse impact on the Company’s financial condition.

Working Capital and Cash Flows.  The operating activities of our continuing operations provided $23.0 million of cash during the year ended December 31, 2007, compared to cash used of $15.5 million during the year ended December 31, 2006. This includes the change in operating assets and liabilities which used $0.5 million of cash for the year ended December 31, 2007, compared to $13.1 million of cash used in the year ended December 31, 2006 and consisted of:

•	Accounts receivable increases used $2.0 million of cash in 2007, compared to $8.5 million of cash used during the year ended December 31, 2006. The increase in accounts receivable in 2007 resulted primarily from the increased sales through out the year.

•	Inventory decreases provided $9.1 million of cash in 2007 compared to $5.0 million provided in the year ended December 31, 2006. The decrease in inventory during 2006 resulted from an effort to reduce excess inventory levels.

•	Accounts payable reductions used $1.3 million of cash in 2007, which compares to $5.8 million of cash used in the year ended December 31, 2006.

•	Accrued interest reductions used $0.2 million of cash in 2007 compared to $0.9 million provided in 2006 reflecting the partially offsetting effects of an increase in Special Interest on the Senior Notes reduced by lower average borrowings.

The sale of discontinued operations during 2007 as discussed in Note 3 — Discontinued Operations to the consolidated financial statements generated $13.8 million of positive cash flow which was utilized to pay down the Second Lien Facility in 2007.

Cash used for capital expenditures was $11.4 million during the year ended December 31, 2007, compared to $8.5 million in the year ended December 31, 2006.

Financing activities used $20.8 million of cash during 2007, which compares to $7.3 million of cash provided during the year ended December 31, 2006. Net repayments were $21.7 million during the year ended December 31, 2007. Financing activities also reflect $0.4 million of deferred financing fees and an adjustment of $1.6 million for stock option expenses. For the year ended December 31, 2006, net repayments amounted to $2.0 million.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$223,953	$19,658	$29,000	$—	$175,295
Interest payments related to long-term debt	100,333	17,938	32,484	32,375	17,536
Capital leases	10,625	1,778	3,522	2,377	2,948
Operating leases	25,273	7,094	8,076	4,699	5,404
Purchase obligations	3,805	3,805	—	—	—

Total	$363,989	$50,273	$73,082	$39,451	$201,183

The amounts shown for capital leases exclude the effective interest expense component. Our purchase obligations relate primarily to inventory purchase commitments. At December 31, 2007, we had issued letters of credit totaling $8.2 million under the revolving credit facility.

Market Risk and Risk Management Policies

Our earnings and cash flows are subject to exposure to changes in the prices of certain commodities, particularly copper, brass and steel and fluctuations due to changes in foreign currency exchange rates as well as changes in interest rates on our long-term debt arrangements. In addition, our Working Capital Facility, Second-

Lien Facility and a $50 million fixed-to-floating interest rate swap related to our Notes cause our related interest costs to change with changes in LIBOR. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

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

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. No material adjustments to our accounting policies have been made in 2007. We believe the following are some of the more critical judgmental areas in the application of our accounting policies that affect our financial condition and results of operations.

Inventories

Inventories are a significant asset, representing 18% of total assets at December 31, 2007. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last in, first-out (LIFO) method, which represents 60% of consolidated inventories, and our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 40% of consolidated inventories.

We continually apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock. We provide reserves as judged necessary. Should we not achieve our expectations of the net realizable value of our inventory, future losses may occur.

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

Intangible Assets

Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years. Trademarks are not amortized, but are periodically evaluated for impairment. Our trademarks are associated with our well-established product brands, and cash flows associated with these products are expected to continue indefinitely and therefore the Company has placed no limit on the end of our trademarks’ useful lives.

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

We test goodwill for impairment annually or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, we perform our impairment analysis on a consolidated enterprise level. We use comparable market values, market prices and the present value of expected future cash flows to estimate fair value. We must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates. Based on an impairment analysis we completed in the fourth quarter of 2007, we concluded no adjustment to the carrying value of our goodwill was necessary as of December 31, 2007.

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

The Company sponsors a number of incentive programs to augment distributor sales efforts including certain rebate programs and sales and market share growth incentive programs. The costs associated with these sales programs are recorded as a reduction of revenue.

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

We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. In making this assessment we consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2007, a valuation allowance has been recorded against our deferred tax assets based upon this assessment. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.

Generally, no provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries. These earnings are permanently invested or otherwise indefinitely retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

A portion of the earnings of our foreign subsidiaries are included in our U.S. income tax return under I.R.C. Section 956 relating to the earnings of a foreign subsidiary which guarantees the borrowings of its U.S. parent. Upon actual distribution of those earnings, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in amounts which differ from the estimates we have recorded. See Note 12 — Income Taxes to the consolidated financial statements.

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

Recently Issued Accounting Standards

Business Combinations.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company is in the process of assessing the impact of SFAS No. 159 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of SFAS No. 157 is not expected to have a significant impact on the financial condition, results of operations, cash flows or disclosures of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risk relates to fluctuations in commodity price risk, currency exchange rates and interest rates.

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

A substantial portion of our operations consists of manufacturing and sales activities in foreign regions, particularly Australia/Asia, Canada and Europe. As a result, our financial results could be significantly affected by changes in foreign currency exchange rates in the foreign markets in which we distribute our products. A significant amount of the approximately one-half of our international sales are export sales from the United States which are primarily denominated in U.S. dollars. Our exposure to foreign currency transactions is further mitigated by having manufacturing locations in Australia, China, Italy, Malaysia, and Mexico. A substantial portion of the products manufactured in most of these regions is sold locally and denominated in the local currency. We are most susceptible to a strengthening U.S. dollar which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency. We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates is material to our financial results of continuing operations. As a result, we do not actively try to manage our exposure to continuing operations through foreign currency forward or option contracts.

In order to manage interest costs, we entered into an interest rate swap arrangement on February 24, 2004 to convert $50.0 million of the Senior Subordinated Notes into variable rate debt. We pay interest on the swap at LIBOR plus a spread of 442 basis points. Interest rate risk management agreements are not held or issued for speculative or trading purposes. We are also exposed to changes in interest rates primarily as a result of our Credit Agreement and Second-Lien Facility that have LIBOR-based variable interest rates. At December 31, 2007, the borrowings under these two agreements was $48.7 million. With this amount of variable rate debt, and including the effects of the $50.0 million interest rate swap, a hypothetical 100 basis point change in LIBOR would result in a change in interest expense of approximately $1.0 million annually.

Item 8.	Financial Statements and Supplementary Data

The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page 34 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Management is required to apply judgment in evaluating its controls and procedures.

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness in our procedures for review and approval of the accounting for non-routine transactions. Specifically, our policies and procedures for such review and approval were not effective. As a result of this deficiency, errors existed in the Company’s presentation of discontinued operations that were corrected prior to the issuance of the 2007 consolidated financial statements.

(b)	Management’s Assessment of Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of a material weakness in our procedures for review and approval of the accounting for nonroutine transactions. As a result of this deficiency, errors existed in the Company’s presentation of discontinued operations that were corrected prior to the issuance of the 2007 consolidated financial statements.

The Company’s auditors, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included below.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the reallocation of the roles and responsibilities formerly conducted by the Global Corporate Controller as a result of the open position created with his resignation during the fourth quarter.

(d)	Management’s Plan for Remediation of Material Weakness

The Company reported the same weakness in its amended Form 10-K/A filing for 2006 and further indicated the material weakness had been remediated during the quarter ended June 30, 2007. Remediation efforts included: modifications to the control environment consisting of comprehensive and timely account reconciliations and analyses in concert with appropriate oversight and review by experienced personnel combined with expanded use of computer systems capabilities. Additionally, management believed the corporate office monitoring controls and oversight had been established to prevent and detect any material misstatement in this area. These controls by Thermadyne corporate office occur on a monthly, quarterly and annual basis. Examples of these controls include: quarterly account reconciliations, experienced management review of the monthly financial analyses and the quarterly audit submissions by the affiliates, performance variance analysis, approval of journal entries, and the use of monthly closing checklist to ensure all items are accounted for.

Despite our efforts to enhance the rigor of the application of these practices relative to non-routine transactions, we conclude that we still have a material weakness. To remediate this weakness, the Company will further expand its use of outside accounting specialists to work with internal audit resources to review unusual transactions and evaluate the impact for external financial reporting purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Thermadyne Holdings Corporation:

We have audited Thermadyne Holdings Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment — the Company’s procedures for review and approval of the accounting for nonroutine transactions were not effective as of December 31, 2007. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007 of Thermadyne Holdings Corporation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 12, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Thermadyne Holdings Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

St. Louis, Missouri
March 12, 2008

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company plans to file the 2008 Proxy Statement pursuant to Regulation 14A of the Exchange Act prior to April 29, 2008. Except for the information set forth in this Item 10 and the information concerning our executive officers set forth in Part I, Item 1. Business of this annual report on Form 10-K for the fiscal year ended December 31, 2007, which information is incorporated herein by reference, the information required by this item is incorporated by reference from the 2008 Proxy Statement.

The Company has adopted a code of ethics applicable to certain members of Company management, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of ethics is available on the Company’s website at www.thermadyne.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or a waiver from, a provision of this code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

Item 11.	Executive Compensation

Certain information required by this item is set forth under the caption “Compensation Discussion and Analysis” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Information about Stock Ownership” in the 2008 Proxy Statement and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in the table below:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,527,830	$13.56	75,480
Equity compensation plans not approved by security holders	—	—	—
Total	1,527,830	$13.56	75,480

Item 13.  Certain Relationships and Related Transactions. And Director Independence

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” and “Board and Committee Meetings” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountant Fees and Other Matters” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The following documents are filed as part of this report:

All schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions, are included in the financial statements or are inapplicable and therefore have been omitted.

Exhibits

A listing of Exhibits is included following the financial statements.

THERMADYNE HOLDINGS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Thermadyne Holdings Corporation

We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermadyne Holdings Corporation as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thermadyne Holding Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, effective as of the end of the fiscal year after December 15, 2006, the Company adopted the recognition and disclosure provisions as required by Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment.

/s/  KPMG LLP

St. Louis, Missouri
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Thermadyne Holdings Corporation

We have audited the accompanying consolidated statement of operations, shareholders’ equity, and cash flows of Thermadyne Holdings Corporation (the Company) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Thermadyne Holdings Corporation for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

August 2, 2006

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars in thousands,
	except share data)

Current Assets:
Cash and cash equivalents	$16,159	$11,310
Accounts receivable, less allowance for doubtful accounts of $1,000 and $2,385, respectively	83,852	78,996
Inventories	90,961	97,141
Prepaid expenses and other	6,147	6,407
Assets held for sale	2,023	18,552
Deferred tax assets	2,721	1,798

Total current assets	201,863	214,204
Property, plant and equipment, net of accumulated depreciation of $44,631 and $36,921, respectively	44,356	43,241
Goodwill	182,163	189,103
Intangibles, net	63,204	65,638
Other assets	5,841	6,761

Total assets	$497,427	$518,947

Current Liabilities:
Working capital facility	$12,658	$17,606
Current maturities of long-term obligations	8,778	1,378
Accounts payable	31,577	31,932
Accrued and other liabilities	28,826	33,822
Accrued interest	8,032	8,252
Income taxes payable	4,664	1,248
Deferred tax liability	2,667	2,796
Liabilities related to assets held for sale	7,417	12,342

Total current liabilities	104,619	109,376
Long-term obligations, less current maturities	213,142	238,012
Deferred tax liabilities	44,306	44,482
Other long-term liabilities	12,989	23,266
Minority interest	287	307
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares Issued and outstanding — 13,368,190 shares at December 31, 2007 and 13,335,517 shares at December 31, 2006	134	133
Additional paid-in capital	186,830	184,804
Accumulated deficit	(79,953)	(88,618)
Accumulated other comprehensive income	15,073	7,185

Total stockholders’ equity	122,084	103,504

Total liabilities and stockholders’ equity	$497,427	$518,947

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Net sales	$493,975	$445,727	$409,593
Cost of goods sold	339,622	315,052	292,226

Gross margin	154,353	130,675	117,367
Selling, general and administrative expenses	106,033	109,563	99,908
Amortization of intangibles	2,921	2,894	3,146
Net periodic postretirement benefits	1,087	(11,755)	1,823

Operating income	44,312	29,973	12,490
Other expenses:
Interest	(26,799)	(26,512)	(22,861)
Amortization of deferred financing costs	(1,444)	(1,344)	(1,485)
Minority interest	82	(44)	(628)

Income (loss) from continuing operations before income tax provision and discontinued operations	16,151	2,073	(12,484)
Income tax provision (benefit)	5,515	(405)	3,345

Income (loss) from continuing operations	10,636	2,478	(15,829)
Loss from discontinued operations, net of tax	(1,971)	(25,525)	(15,532)

Net income (loss)	$8,665	$(23,047)	$(31,361)

Basic income (loss) per share:
Continuing operations	$0.80	$0.19	$(1.19)
Discontinued operations	(0.15)	(1.92)	(1.17)

Net income (loss)	$0.65	$(1.73)	$(2.36)

Diluted income (loss) per share:
Continuing operations	$0.79	$0.18	$(1.19)
Discontinued operations	(0.15)	(1.91)	(1.17)

Net income (loss)	$0.64	$(1.73)	$(2.36)

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par	Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
	(Dollars in thousands, except share data)

December 31, 2004	13,314	$133	$183,460	$(34,210)	$11,665	$161,048
Comprehensive income (loss):
Net loss	—	—	—	(31,361)	—	(31,361)
Foreign currency translation	—	—	—	—	(5,170)	(5,170)
Minimum pension liability	—	—	—	—	(645)	(645)

Comprehensive loss						(37,176)
Common stock issuance-Employee stock purchase plan	4	—	52	—	—	52
Stock compensation	—	—	29	—	—	29

December 31, 2005	13,318	$133	$183,541	$(65,571)	$5,850	$123,953
Comprehensive income (loss):
Net loss	—	—	—	(23,047)	—	(23,047)
Foreign currency translation	—	—	—	—	521	521
Minimum pension liability	—	—	—	—	370	370
Minimum post retirement liability	—	—	—	—	444	444

Comprehensive loss						(21,712)
Common stock issuance-Employee stock purchase plan	14	—	155	—	—	155
Exercise of stock options	4	—	55	—	—	55
Stock compensation	—	—	1,053	—	—	1,053

December 31, 2006	13,336	$133	$184,804	$(88,618)	$7,185	$103,504
Comprehensive income (loss):
Net income	—	—	—	8,665	—	8,665
Foreign currency translation	—	—	—	—	5,873	5,873
Minimum pension liability	—	—	—	—	(877)	(877)
Minimum post retirement liability	—	—	—	—	2,892	2,892

Comprehensive income						16,553
Common stock issuance-Employee stock purchase plan	10	—	138	—	—	138
Exercise of stock options	22	1	279	—	—	280
Stock compensation	—	—	1,609	—	—	1,609

December 31, 2007	13,368	$134	$186,830	$(79,953)	$15,073	$122,084

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from continuing operations:
Cash flows from operating activities:
Net income (loss)	$8,665	$(23,047)	$(31,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	1,971	25,525	15,532
Minority interest	(82)	44	628
Depreciation and amortization	13,117	15,727	19,087
Deferred income taxes	(1,233)	(8,815)	(15,483)
Net periodic post-retirement benefits	1,087	(11,755)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,001)	(8,473)	(9,616)
Inventories	9,076	4,970	(12,386)
Accounts payable	(1,268)	(5,839)	15,726
Accrued and other liabilities	(5,795)	1,669	659
Accrued interest	(225)	934	188
Other long-term liabilities	(3,453)	(4,755)	3,135
Other, net	3,154	(1,651)	554

Net cash provided by (used in) operating activities	23,013	(15,466)	(13,337)

Cash flows from investing activities:
Capital expenditures	(11,358)	(8,499)	(7,923)
Net proceeds from sales of assets	—	1,957	854
Acquisition of minority interest	—	(3,954)	—
Proceeds from sales of discontinued operations	13,783	16,455	4,797
Investment in joint venture	—	—	(850)
Other	(487)	—	—

Net cash provided by (used in) investing activities	1,938	5,959	(3,122)

Cash flows from financing activities:
Borrowings under Working Capital Facility	20,041	9,357	30,724
Repayments of Working Capital Facility	(24,989)	(23,547)	(9,752)
Borrowings under other debt	—	20,000	10,000
Repayments of other debt	(16,725)	(7,790)	(3,466)
Financing fees	(362)	(348)	(747)
Stock compensation expense	1,609	1,053	—
Exercise of employee stock purchases	417	210	81
Advances from (to) discontinued operations	(837)	8,330	(6,119)
Other, net	—	—	(219)

Net cash provided by (used in) financing activities	(20,846)	7,265	20,502

Effect of exchange rate changes on cash and cash equivalents	744	365	2,435

Net cash provided by (used in) continuing operations	4,849	(1,877)	6,478

Cash flows from discontinued operations
Net cash provided by operating activities	812	8,008	4,472
Net cash provided by (used in) investing activities	5,084	(342)	(3,984)
Net cash provided by (used in) financing activities	(5,650)	(9,854)	1,754
Effect of exchange rates on cash and cash equivalents	30	(187)	(219)

Net cash provided by (used in) discontinued operations	276	(2,375)	2,023

Total increase (decrease) in cash and cash equivalents	5,125	(4,252)	8,501
Total cash and cash equivalents beginning of period	11,310	15,562	7,061

Total cash and cash equivalents end of period	$16,435	$11,310	$15,562

Continuing operations
Cash and cash equivalents beginning of period	$11,310	$13,187	$6,709
Net cash provided by (used in) continuing operations	4,849	(1,877)	6,478

Cash and cash equivalents end of period	$16,159	$11,310	$13,187

Discontinued operations
Cash and cash equivalents beginning of period	$—	$2,375	$352
Net cash provided by (used in) discontinued operations	276	(2,375)	2,023

Cash and cash equivalents end of period	$276	$—	$2,375

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

Certain reclassifications have been made to the previously reported financial information for the years ended December 31, 2006 and 2005 to conform to the presentation of such similar financial information for the year ended December 31, 2007, primarily related to the restatement required for our discontinued operations.

Estimates.  Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires certain estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories.  Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for domestic subsidiaries and the first-in, first-out (“FIFO”) method for the Company’s foreign subsidiaries. Inventories at foreign subsidiaries amounted to $36,150 and $28,321 at December 31, 2007 and 2006, respectively.

Property, Plant and Equipment.  Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings — 25 years and machinery and equipment — three to ten years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the fourth quarter of 2007, the Company recorded an impairment loss related to the decision to dispose of its cutting table business. During the fourth quarter of 2006, the Company recorded an impairment loss related to the decision to dispose of the South Africa and Brazil businesses. During the fourth quarter of 2005, the Company recorded an impairment loss related to the Soltec and Plant Hire businesses. These impairment losses were recorded as the fair value of the businesses was determined to be below the carrying value of the net assets. See Note 3 — Discontinued Operations.

Deferred Financing Costs.  Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs and amortized over the term of the credit agreement. Deferred financing costs totaled $10,494 and $10,133, less related accumulated amortization of $5,953 and $4,508, at December 31, 2007 and 2006, respectively, and are classified as other assets in the accompanying consolidated balance sheets.

Intangibles.  Goodwill and trademarks have indefinite lives. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market values, market prices and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions could result in significant changes in those estimates. Based on the annual impairment analysis completed in the fourth quarter, no adjustment to the carrying value of goodwill was deemed necessary as of December 31, 2007. However, adjustments have been made to the December 31, 2007, 2006 and 2005 carrying value of goodwill allocated to the Company’s discontinued operations. See Note 3 — Discontinued Operations to the consolidated financial statements.

Trademarks are generally associated with the Company’s product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of the Company’s trademarks’ useful lives.

Product Warranty Programs.  Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $3,780, $3,093, and $2,805 of warranty expense, respectively, through cost of goods sold. As of December 31, 2007 and 2006, the warranty accrual totaled $3,092 and $2,978, respectively.

Derivative Instruments.  The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company does not use derivative instruments for trading or speculative purposes. The Company designates and documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the hedge is effective.

Income Taxes.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Based on available evidence, the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized. The Company’s effective tax rate includes the impact of certain of the undistributed foreign earnings for which U.S. taxes have been provided because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. See Note 12 — Income Tax to the consolidated financial statements.

Stock Option Accounting.  The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As a result of adopting SFAS No. 123(R) in 2006, the Company’s recorded pre-tax stock-based compensation expense for the year of $1.1 million within selling, general and administrative expense. Prior to 2006, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption except the impact of the acceleration of non-vested options in the fourth quarter of 2005. See Note 14 — Stock Options and Stock-Based Compensation to the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company sponsors a number of incentive programs to augment distributor sales efforts including certain rebate programs and sales and market share growth incentive programs. The costs associated with these sales programs are recorded as a reduction of revenue.

In both 2007 and 2006, the Company had one customer that comprised 13% and 10%, respectively, of the Company’s global net sales in each year.

Terms of sale generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon estimated warranty liabilities from historical experience, have been recorded. For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.

Cash Equivalents.  All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

Foreign Currency Translation.  Local currencies have been designated as the functional currencies for all subsidiaries with the exception of the Company’s Hermosillo, Mexico operation whose functional currency has been designated the U.S. dollar. Accordingly, assets and liabilities of the other foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange.

Accumulated Other Comprehensive Income.  Other comprehensive income (loss) is recorded as a component of shareholders equity. As of December 31, it consists of:

	2006			2007
		Increase		Increase
	January 1	(Decrease)	December 31	(Decrease)	December 31

Cumulative foreign currency translation gains	$6,495	$521	$7,016	$5,873	$12,889
Minimum pension liability	(645)	370	(275)	(877)	(1,152)
Minimum post-retirement liability	—	444	444	2,892	3,336

	$5,850	$1,335	$7,185	$7,888	$15,073

Effect of New Accounting Standards

Business Combinations.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of assessing the impact of SFAS No. 159 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years except for nonfinancial assets and liabilities that are not required or permitted to be recognized at fair value on a recurring basis for which the effective date is for fiscal years beginning after November 15, 2008. The impact of SFAS No. 157 is not expected to have a significant impact on the financial condition, results of operations, cash flows or disclosures of the Company.

3.	Discontinued Operations

On December 21, 2007, the Company committed to a plan to dispose of its cutting table business, C&G Systems. A definitive sales agreement was signed with closing occurring on January 18, 2008. Based on the sales price of $500, a loss of $570 (net of $350 of tax) was recorded in 2007 as a component of discontinued operations. The assets and liabilities are classified as held for sale at December 31, 2007. The schedule below sets forth certain information related to C&G Systems included in discontinued operations.

	Year	Year	Year
	December 31,	December 31,	December 31,
	2007	2006	2005

Net sales	$4,120	$5,567	5,124
Operating expenses	(4,804)	(5,556)	(4,944)
Other expenses	(4)	(4)	—
Income tax provision	—	—	—
Adjustment in carrying value of related assets and reserves, net of tax	(570)	—	—

Net income (loss) from discontinued operations	$(1,258)	$7	$180

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Balance Sheet items of C&G Systems are as follows:

	December 31,	December 31,
	2007	2006

Accounts receivable	$264	$253
Inventories	437	1,223
Property and equipment, net	—	93
Goodwill and other intangible assets	—	472
Other assets	17	18

	$718	$2,059

Accounts payable and other liabilities	$534	$1,063

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a note payable bearing 14% interest payable in South African Rand in May 2010 which converts to U.S. $4.4 million at December 31, 2007. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The assets and liabilities were classified as held for sale at December 31, 2006. During the second quarter of 2007, the Company corrected intercompany accounting by $2,900 and goodwill impairment by $2,200 from the amounts previously recorded in 2006 which resulted in a non-cash gain of $700, net of tax, which is included in the net results of discontinued operations for the year ended December 31, 2007. In addition, the Company also had routine revisions in estimates related to discontinued operations in South Africa. The schedule below sets forth certain information related to the South African operations included in discontinued operations.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net sales	$16,230	$34,402	$30,992
Operating expenses	(14,378)	(30,800)	(31,081)
Other expenses	(228)	(42)	(121)
Income tax benefit (provision)	(515)	5,610	311
Adjustment in carrying value of related assets and reserves, net of tax	908	(15,521)	—

Net income (loss) from discontinued operations	$2,017	$(6,351)	$101

Select Balance Sheet items of South Africa are as follows:

December 31,
2006

Accounts receivable	$4,984
Inventories	7,273
Property and equipment, net	—
Goodwill and other intangible assets	—
Other assets	—

$12,257

Accounts payable and other liabilities	$4,372

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2006, the Company also committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. This was recorded as a component of discontinued operations. During the second quarter of 2007, the Company corrected reserves previously established to record certain tax and related interest obligations which resulted in a loss of $400, net of tax, which is included in the net results of discontinued operations for the year ended December 31, 2007. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. Final negotiations associated with the sale of the building are continuing. The Company also recorded potential tax liabilities asserted by Brazilian authorities. The schedule below sets forth certain information related to Brazil’s operations included in discontinued operations.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net sales	$12,603	$13,918	$12,632
Operating expenses	(15,897)	(17,129)	(15,451)
Other expenses	(302)	(826)	(1,092)
Income tax benefit	—	1,231	16
Adjustment in carrying value of related assets and reserves, net of tax	1,529	(16,429)	—

Net loss from discontinued operations	$(2,067)	$(19,235)	$(3,895)

Select Balance Sheet items of Brazil are as follows:

	December 31,	December 31,
	2007	2006

Cash	$276	$—
Accounts receivable	750	569
Inventories	93	2,252
Property and equipment, net	—	1,109
Goodwill and other intangible assets	—	—
Other assets	186	306

	$1,305	$4,236

Accounts payable and other liabilities, including various asserted tax obligations	$6,883	$6,907

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The schedule below sets forth certain information related to TecMo’s operations included in discontinued operations.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2006	2005

Net sales	$2,774	$10,275
Operating expenses	(2,126)	(8,109)
Other expenses	(7)	(28)
Income tax provision	(268)	(918)
Adjustment in carrying value of related assets and reserves, net of tax	(319)	—

Net income (loss) from discontinued operations	$54	$1,220

On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”), an indirect wholly-owned subsidiary which manufactures technologically advanced generators and engine-driven welders, to Mase Generators S.P.A (“Mase”). The net cash proceeds from the sale of GenSet of $4,797 were used to repay a portion of the Company’s outstanding balance of the Working Capital Facility during the first quarter of 2006. In addition, the buyer assumed approximately $7,571 of debt owed to local Italian lenders. Related to the disposition of GenSet, the Company recorded a loss on disposal of approximately $10,383, net of tax of $6,363 which is recorded as a component of discontinued operations in the year ended December 31, 2005. The schedule below sets forth certain information related to GenSet’s operations included in discontinued operations.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net sales	$—	$—	$33,711
Operating expenses	—	—	(35,692)
Other expenses	—	—	(426)
Income tax benefit	—	—	494
Adjustment in carrying value of related assets and reserves, net of tax	(458)	—	(10,383)

Net loss from discontinued operations	$(458)	$—	$(12,296)

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”), both indirect wholly-owned subsidiaries which distribute cutting and welding equipment, to Soldaduras PCR Soltec Limitada, and Penta Capital de Riesgo S.A. At December 31, 2005, Soltec met the criteria of held for sale and, as such, the assets and liabilities of Soltec were classified as held for sale and the results of operations were presented as discontinued operations. As a result, the Company recorded an impairment loss of approximately $2,689 during the year ended December 31, 2005 as the carrying value exceeded the fair value. Net cash proceeds of approximately $6,420, less amounts held in escrow of $1,536 were used to repay a portion of the Company’s balance of the Working Capital Facility during the first quarter of 2006. Of the $6,420 net proceeds, approximately $1,536 is being held in escrow by the government of Chile until certain customary tax filings are made. During the second quarter of 2007, the Company recorded a $300 charge, net of tax as a result of reducing the net realizable value of remaining tax recoveries to $1,100.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The schedule below sets forth certain information related to Soltec’s operations included in discontinued operations.

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net sales	$—	$—	$8,341
Operating expenses	—	—	(7,667)
Other expenses	—	—	425
Income tax benefit	—	—	929
Adjustment in carrying value of related assets and reserves, net of tax	(205)	—	(2,689)

Net loss from discontinued operations	$(205)	$—	$(661)

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

At December 31, 2005 the Plant Rental operation met the criteria of held for sale and as such the assets and liabilities have been classified as held for sale and the results of operations have been presented as discontinued operations. The Company recorded an impairment loss of approximately $1,919 during the year ended December 31, 2005 as the carrying value exceeded fair value. The schedule below sets forth certain information related to Plant Rental’s operations included in discontinued operations.

Year
Ended
December 31,
2005

Net sales	$9,271
Operating expenses	(6,891)
Other expenses	3
Income tax provision	(646)
Adjustment in carrying value of related assets and reserves, net of tax	(1,919)

Net loss from discontinued operations	$(182)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

As of December 31, 2007 and 2006, accounts receivable are recorded at the amounts invoiced to customers less an allowance for discounts and doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

	Balance at		Net
	Beginning	(Recovery)	Write-offs &	Balance at End
	of Year	Provision	Adjustments	of Year

Allowance for Discounts and Doubtful Accounts
Year ended December 31, 2007	$2,385	$(341)	$(1,044)	$1,000
Year ended December 31, 2006	2,578	189	(382)	2,385
Year ended December 31, 2005	5,299	442	(3,163)	2,578

For the year ended December 31, 2005, the Company revised its method used to estimate the allowance for doubtful accounts to more closely correlate with its historical experience of actual bad debt losses. The effect of this revision resulted in an $860 reduction in the allowance for doubtful accounts and was included as a component of Net Write-offs and Adjustments in the above analysis.

5.	Inventories

The composition of inventories at December 31 is as follows:

	2007	2006

Raw materials and component parts	$32,675	$32,708
Work-in-process	11,374	11,809
Finished goods	57,337	62,257

	101,386	106,774
LIFO reserve	(10,425)	(9,633)

	$90,961	$97,141

Amounts reported for December 31, 2006 have been reclassified to be consistent with the presentation at December 31, 2007. At December 31, 2006, $3,781 has been reclassified to Finished goods and $14,576 to Raw materials and component parts from Work-in-process. This reclassification had no impact on the Company’s consolidated financial statements for the periods presented herein.

The carrying value of inventories valued by the LIFO method was $66,339 at December 31, 2007 and $72,668 at December 31, 2006.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Property, Plant, and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	2007	2006

Land	$6,991	$8,172
Building	16,750	16,721
Machinery and equipment	65,246	55,269

	88,987	80,162
Accumulated depreciation	(44,631)	(36,921)

	$44,356	$43,241

Assets recorded under capitalized leases were $12,519 ($6,333 net of accumulated depreciation) and $13,076 ($8,944 net of accumulated depreciation) at December 31, 2007 and 2006, respectively.

7.	Intangible Assets

The composition of intangible assets at December 31 is as follows:

	2007	2006

Goodwill	$182,163	$189,103
Patents and customer relationships	42,126	41,639
Trademarks	33,403	33,403

	257,692	264,145
Accumulated amortization of patents and customer relationships	(12,325)	(9,404)

	$245,367	$254,741

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill

Balance as of December 31, 2006	$189,103
Adjustment related to discontinued operations	(2,217)
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(5,263)
Foreign currency translation	540

Balance as of December 31, 2007	$182,163

As part of the accounting for the Company’s discontinued operations at December 31, 2006, $8.1 million of goodwill was reclassified to Assets Held for Sale. Accordingly, the balance in goodwill for December 31, 2006 was reduced from previously disclosed amounts.

The Company conducted its most recent annual goodwill impairment test during the fourth quarter of 2007. In doing so, the Company used comparable market values, market capitalization and the present value of expected future cash flows to estimate fair value. This process required significant judgments and estimates about future conditions in arriving at the estimates of future cash flows. Included in this analysis were actual results for the nine months ended September 30, 2007 and expected results for the years ended December 31, 2007 and 2008. As a result of these procedures and after considering the effects of the discontinued operations, management concluded that an adjustment to the carrying value of goodwill was not necessary.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense amounted to $2,921, $2,894, $3,146 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for patents and customer relationships is expected to be approximately $2,900 for each of the next five fiscal years.

8.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations at December 31 is as follows:

	2007	2006

Working Capital Facility	$12,658	$17,606
Second-Lien Facility	36,000	50,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	10,625	14,761
Other	295	(371)

	234,578	256,996
Current maturities and working capital facility	(21,436)	(18,984)

	$213,142	$238,012

At December 31, 2007 the schedule of principal payments of debt including the term loan as scheduled, excluding capital lease obligations and the working capital facility, is as follows:

2008	$7,000
2009	—
2010	29,000
2011	—
2012	—
Thereafter	175,295

For the years ended December 31, 2007 and 2006, the Company’s weighted average interest rate on its short-term borrowings was 8.31% and 9.25%, respectively. Interest paid for each of the years ended December 31, 2007, 2006, and 2005 was $25,423, $28,507, and $22,159, respectively.

Credit Agreement

On June 29, 2007, certain subsidiaries of the Company entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (the “Amended GE Credit Agreement”). The Amended GE Credit Agreement: (i) extends the maturity date to June 29, 2012; (ii) increases the revolving credit commitment to $100,000 (the “Working Capital Facility”), which includes (a) a new cash flow facility of up to $20,000 with interest at LIBOR plus 2.50%, (b) an asset based facility and (c) a new amortizing $8,000 property, plant and equipment (PPE) facility; (iii) provides for lower interest rate percentages applicable to the asset based and PPE borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the fixed charge coverage ratio; (iv) extends the time period for the 1% prepayment fee to November 30, 2008; and (v) substitutes a senior leverage ratio of 2.75 for the previous total leverage ratio. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $8,000. Borrowings under the cash flow facility are dependent on a minimum fixed charge coverage and EBITDA amount. At December 31, 2007, $8,171 of letters of credit were outstanding. Unused availability was $55,717 as of December 31, 2007.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Working Capital Facility includes a lockbox agreement which requires all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit. These agreements, combined with the existence of a subjective Material Adverse Effect (“MAE”) clause, cause the Working Capital Facility to be classified as a current liability. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Working Capital Facility classified as a current liability. The Company’s intent is to continually use the Working Capital Facility throughout the life of the agreement to fund working capital needs. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, assets or prospects.

Second-Lien Facility

Also on June 29, 2007, certain subsidiaries of the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010 and (ii) lower the interest rates from LIBOR plus 4.50% to LIBOR plus 2.75%. The lender for the Second Lien Facility Amendment is an affiliate of the holder of approximately 34% of the Company’s outstanding shares of common stock. The stockholder employs one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender. In connection with this Amendment, the Company prepaid $14,000 of the loans reducing the Second Lien Facility from $50,000 to $36,000.

Changes in Capital Lease Obligations

During 2007, the Company amended its Denton, Texas (“Denton”) and West Lebanon, New Hampshire (“West Lebanon”) office, manufacturing and warehouse facility leases that were held by the same lessor. The amendment included revising certain monthly lease payments under the Denton lease, extending the existing Denton lease commitment from June 30, 2013 to June 30, 2015 and reducing the existing West Lebanon lease commitment from June 30, 2013 to June 30, 2011. In addition, future renewal options were also revised to provide lease extensions options to June 30, 2025 (from June 30, 2018) for the Denton lease and to June 30, 2021 (from June 30, 2018) for the West Lebanon lease.

During 2007, the Company also amended its Ontario, Canada (“Canada”) office and warehouse facility lease. The amendment included revising certain monthly lease payments under the Canada lease and extending the existing lease commitment from August 2008 to August 2015.

As a result of the above amendments, the Company’s net investment in capital leases (included in Property, Plant and Equipment in the consolidated financial statements) and related obligations under these capital leases were reduced by $2,997. This non-cash transaction had no impact on the Company’s consolidated statement of cash flows.

Covenant Compliance

At December 31, 2007, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2008 by achieving its 2008 financial plan, which includes realizing sales of new products to be introduced during 2008, the continuing impact of 2007 price increases for existing products, and successfully implementing certain cost reduction initiatives, including its global continuous improvement program referred to as TCP and its program for foreign sourcing of manufacturing. If the Company is unable to maintain compliance with its covenants, this could result in a default under the Amended GE Credit Agreement and the Second-Lien Facility Amendment which could result in a material adverse impact on the Company’s financial condition.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2006, the Company obtained consent to amend the Indenture governing the Senior Subordinated Notes and to waive existing defaults under that Indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the SEC. The Indenture was amended to provide for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.0 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is less than 3.0. The Special Interest Adjustment calculated as of December 31, 2007 was 0.75%.

The Notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100% of the principal amount thereof.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At December 31, 2007 and December 31, 2006, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation except as shown in Note 20, Condensed Consolidating Financial Statements.

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

In accordance with SFAS No. 133, the Company records a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. A fair value adjustment of $296 at December 31, 2007 was recorded as an increase to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term assets. A fair value adjustment of $1,668 at December 31, 2006 was recorded as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities. Interest rate differentials associated with the interest rate swap are recorded as an adjustment to interest expense over the life of the interest rate swap. The Company realized an increase in its interest expense as a result of the interest rate swap of $115 for the year ended December 31, 2007 and a increase of $360 for the year ended December 31, 2006.

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

Debt:  The carrying values of the obligations, outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $162,750 and $162,750 at December 31, 2007, and 2006, respectively, is based on available market information.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007 are as follows:

	Capital	Operating
	Leases	Leases

2008	$3,203	$7,094
2009	3,077	4,761
2010	2,854	3,315
2011	2,293	2,676
2012	1,779	2,023
Thereafter	3,004	5,404

Total minimum lease payments	16,210	$25,273

Amount representing interest	(5,585)

Present value of net minimum lease payments, including current obligations of $1,778	$10,625

Rent expense under operating leases amounted to $8,638, $7,529, and $5,243 for each of the years ended December 31, 2007, 2006, and 2005, respectively.

12.	Income Taxes

Pretax income (loss) from continuing operations was allocated under the following jurisdictions:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Domestic loss	$(3,076)	$(5,958)	$(22,976)
Foreign income	19,227	8,031	10,492

Income (loss) from continuing operations before income taxes	$16,151	$2,073	$(12,484)

The provision benefit for income taxes for continuing operations is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Current:
Federal	$160	$—	$—
Foreign	6,220	3,436	3,584
State and local	(124)	(1,444)	3,339

Total current	6,256	1,992	6,923
Deferred	(741)	(2,397)	(3,578)

Income tax provision (benefit) — continuing operations	$5,515	$(405)	$3,345

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of deferred tax assets and liabilities at December 31 is as follows:

	2007	2006

Deferred tax assets:
Post-employment benefits	$2,989	$2,740
Accrued liabilities	4,246	3,768
Other	698	1,420
Fixed assets	1,393	1,179
Net operating loss carryforwards-foreign and U.S.	45,717	51,404

Total deferred tax assets	55,043	60,511
Valuation allowance for deferred tax assets	(31,000)	(37,056)

Net deferred tax assets	24,043	23,455

Deferred tax liabilities:
Intangibles	(17,614)	(18,280)
Inventories	(3,139)	(3,182)
Investment in subsidiary	(47,392)	(47,345)

Total deferred tax liabilities	(68,145)	(68,807)

Net deferred tax assets (liabilities)	$(44,102)	$(45,352)

Income taxes paid for each of the years ended December 31, 2007, 2006 and 2005 were $4,507, $4,720, and $6,812, respectively.

The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income excluding the gain on reorganization and adoption of fresh-start accounting as a result of the following differences:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Tax at U.S. statutory rates	$5,653	$728	$(4,306)
Foreign deemed dividends (Section 956)	3,998	3,606	3,524
Nondeductible expenses and other exclusions	351	556	570
Valuation allowance for deferred tax benefits	—	(2,518)	1,821
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	(1,608)	765	1,975
State income taxes	(3,646)	(1,610)	3,339
Change in basis difference in investment of subsidiary	767	(1,932)	(3,578)

Income tax provision (benefit)	$5,515	$(405)	$3,345

As of December 31, 2007, the Company has net operating loss carryforwards from the years 1998 through 2007 available to offset future U.S. taxable income of approximately $122,200. The Company has recorded a related deferred tax asset with a substantial valuation allowance, given the uncertainties regarding utilization of these net operating loss carryforwards. The net operating losses in the U.S. will expire between the years 2018 and 2026. Assumed tax planning strategies related to inventories and intangible assets reduce the valuation allowance $14,500 as of December 31, 2007. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the Company’s net deferred tax assets.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s policy is to include both interest and penalties on underpayments of income taxes in its income tax provision. This policy was continued after the adoption of FIN 48. At January 1, 2007, the total interest accrued was $1,005. At December 31, 2007 the total interest accrued was $292. No penalties were accrued for either date by the Company.

The adoption of FIN 48 did not result in a significant adjustment to the opening balance in the Company’s Reserve for Uncertain Tax Positions. A reconciliation of the reserve for 2007 is as follows:

Balance at January 1, 2007	$7,520
Additions based on tax positions related to the current year	290
Reductions for tax positions of prior years	(5,711)

Balance at December 31, 2007	$2,099

Of the $5,711 of reductions listed above for 2007, $3,403 affected the 2007 state income tax provision expense, $508 affected Discontinued Operations, and $1,800 affected Goodwill.

The Company’s U.S. federal income tax returns for tax years 2004 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for 2003 through 2007 remain subject to examination by various state taxing authorities. The Company’s material foreign subsidiaries’ local country tax filings remain open to examination as follows: Australia (2003-2007), Canada (2002-2007), United Kingdom (2001-2007) and Italy (2000-2007). No extensions of the various statutes of limitations have currently been granted.

The Company’s foreign subsidiaries have undistributed earnings at December 31, 2007 of approximately $34,400. The Company has recognized the estimated U.S. income tax liability associated with approximately $27,900 of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to withholding taxes payable to the various foreign countries in the amount of approximately $2,000.

13.	Contingencies

The Company and certain of its wholly-owned subsidiaries are defendants in various legal actions, primarily related to product liability. At December 31, 2007, the Company was co-defendant in 426 cases alleging manganese-induced illness. Manganese is an essential element of steel and is contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in welding filler metals cause the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2007, 178 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the North District of Ohio. Between June 1, 2003 and December 31, 2007, the Company was dismissed from 1,041 similar cases. To date the Company has made no payments or settlements to plaintiffs for these allegations. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As a result of adopting SFAS No. 123(R) in 2006, the Company’s recorded pre-tax stock-based compensation expense of $1,586 and $1,053 within selling, general and administrative expense for the years ended December 31, 2007 and December 31, 2006, respectively. Prior to 2006, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption except as previously described in Note 2 — Significant Accounting Policies regarding the acceleration of non-vested options in the fourth quarter of 2005.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosure of net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share as if compensation expense had been recognized for the fair value of options granted prior to January 1, 2006. For purposes of this pro forma disclosure, the estimated fair value of the options granted prior to January 1, 2006 was determined using the Black-Scholes option pricing model and is amortized ratably over the vesting periods.

2005

Loss from continuing operations	$(15,829)
Add: Stock-based compensation costs, net of tax, included in loss as reported	29
Deduct: Total stock based compensation expense determined under fair value-based method for all awards	(3,587)

Pro forma loss from continuing operations	$(19,387)
Basic and diluted loss per share from continuing operations as reported	$(1.19)
Pro forma	$(1.46)

As of December 31, 2007, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $3,699 and the weighted average period over which this amount is expected to be recognized was approximately 2.9 years.

No significant modifications to equity awards occurred during the fiscal year ending December 31, 2007.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2007, the Company awarded 277,600 options under the Stock Incentive Plan, of which 1,300 were canceled at December 31, 2007. Of the remaining options issued, 2,000 shares vested immediately, 9,000 will vest ratably over three years and the remaining 265,300 options will vest within three years of the grant date if certain financial goals are met.

In 2006, the Company awarded 475,075 options under the Stock Incentive Plan, of which 11,000 were canceled at December 31, 2006. Of the remaining options issued, 366,575 will vest ratably over three years and the remaining 97,500 options will vest within three years of the grant date if certain financial goals are met, but will vest at the end of seven years regardless of whether these financial targets are achieved.

As of December 31, 2007, 1,527,830 options to purchase shares were issued and outstanding under the Directors’ Plan, the Stock Incentive Plan and other specific agreements.

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

The following table presents the assumptions used in valuing options granted during the twelve months ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Weighted average fair value	$6.02	$6.65	$5.18
Assumptions used:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	38.22%	40.80%	41.00%
Risk-free interest rate	4.51%	4.77%	3.92%
Expected life	6 years	6 years	5 years

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the years ended December 31, 2007 and 2006, is presented in the following table:

	2007				2006
			Weighted-				Weighted-
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value	Shares	Price	Term	Value

Options outstanding at beginning of year	1,313,063	$13.28			923,266	$12.84
Granted	277,600	$14.86			475,075	$14.10
Exercised	(21,856)	$12.77			(4,412)	$12.18
Forfeited or expired	(40,977)	$13.74			(80,866)	$13.10

Options outstanding at end of year	1,527,830	$13.56	7.6	$148	1,313,063	$13.28	8.3	$—

Options exercisable at end of year	739,680	$13.09	6.9	$38	661,488	$12.80	7.7	$—

The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $279; that attributable to options exercised during the year ended December 31, 2006 was $71. The total fair value of stock options vested during the year ended December 31, 2007 was $795.

Following is a summary of stock options outstanding as of December 31, 2007:

	Number of	Remaining Life	Shares
	Options	(In Years)	Exercisable

Options outstanding:
Exercise price of $9.90	5,000	9.0	1,667
Exercise price of $10.50	126,000	8.8	22,000
Exercise price of $10.95	25,000	5.8	25,000
Exercise price of $11.64	5,000	9.3	—
Exercise price of $12.15	50,000	7.3	25,000
Exercise price of $12.18	238,921	7.3	238,921
Exercise price of $12.59	8,000	7.4	8,000
Exercise price of $13.10	300,000	6.5	150,000
Exercise price of $13.24	6,000	9.6	2,000
Exercise price of $13.30	2,084	7.4	2,084
Exercise price of $13.60	37,500	8.5	6,667
Exercise price of $13.75	5,000	7.7	2,500
Exercise price of $13.79	150,000	5.6	150,000
Exercise price of $13.95	5,500	7.5	5,500
Exercise price of $14.20	6,250	7.1	6,250
Exercise price of $14.36	17,500	9.7	—
Exercise price of $14.45	20,000	7.6	10,000
Exercise price of $15.00	247,800	9.3	—
Exercise price of $15.75	272,275	8.3	84,092

	1,527,830		739,680

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The effects of options and warrants have not been considered in the determination of earnings (loss) per share for the year ended December 31, 2005 because the result would be anti-dilutive. Options and warrants not included in the calculation for the year ended December 31, 2005 were as follows:

Year
Ended
December 31,
2005

Stock Options	923,266
Class A Warrants	—
Class B Warrants	700,000
Class C Warrants	271,429

The calculation of income (loss) per share follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Numerator:
Income (loss) applicable to common shares
Continuing operations	$10,636	$2,478	$(15,829)
Discontinued operations	(1,971)	(25,525)	(15,532)

Net income (loss)	$8,665	$(23,047)	$(31,361)

Denominator:
Weighted average shares for basic earnings per share	13,353,742	13,327,176	13,315,028
Dilutive effect of stock options	77,631	31,709

Weighted average shares for diluted earnings per share	13,431,373	13,358,885	13,315,028

Basic income (loss) per share amounts:
Continuing operations	$0.80	$0.19	$(1.19)
Discontinued operations	(0.15)	(1.92)	(1.17)

Net income (loss)	$0.65	$(1.73)	$(2.36)

Diluted income (loss) per share amounts:
Continuing operations	$0.79	$0.18	$(1.19)
Discontinued operations	(0.15)	(1.91)	(1.17)

Net income (loss)	$0.64	$(1.73)	$(2.36)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Benefit Plans

401(k) Retirement Plan.  The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion, the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $1,459, $1,286, and $1,473 for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred Compensation Plan.  Each director, other than the Company’s Chairman and Chief Executive Officer, is entitled to receive a $75 annual fee. Forty percent of this annual fee is deposited into the Company’s Non Employee Director Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, deferral amounts are credited to an account and converted into an amount of units equal to the amount deferred divided by the fair market value of our common stock on the deferral date. A director’s account is distributed pursuant to the terms of the Deferred Compensation Plan upon his or her termination or a change in control; otherwise, the account is distributed as soon as administratively feasible after the date specified by the director. Directors may elect to receive the units in their accounts at the then current stock price in either a lump sum or substantially equal installments over a period not to exceed five years.

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

The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed. Pension benefits are actuarially determined and are funded through mandatory participant contributions and the Company’s actuarially determined contributions. The Company made contributions of $226, $473 and $588 for the years ended December 31, 2007, 2006, and 2005, respectively. Prepaid benefit cost at December 31, 2007 and 2006 was $4,872 and $4,793, respectively. The prepaid benefit cost is not included in the table below or in the balance sheet, as the Company has no legal right to amounts included in this fund. In addition, upon dissolution of the Fund, any excess funds are required to be allocated to the participants as determined by the actuary. Accordingly, the Company accounts for this fund as a defined contribution plan. The actuarial assumptions used to determine the Company’s contribution, the funded status, and the retirement benefits are consistent with previous years.

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

As of January 1, 2006, the Company implemented changes to the postretirement healthcare plan whereby only retired participants who had coverage at December 31, 2005 and active employees who had attained age 62 and completed 15 years of service would continue to have coverage after 2005. As a result of this change, the Company recognized reduced annual plan expenses in 2006 and going forward and a one-time curtailment gain of $11.9 million.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine pension and other postretirement measurements for the plan assets and benefit obligations is December 31. The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other post-retirement benefit plans as recognized in the consolidated balance sheets for the years ended December 31, 2007 and 2006:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$21,336	$20,948	$9,694	$18,878
Interest Cost	1,247	1,154	557	551
Participant contributions	—	—	946	—
Actuarial (gain) loss	(264)	200	(2,891)	2,871
Curtailment gain	—	—	—	(11,924)
Benefits paid	(992)	(966)	(749)	(682)

Benefit obligation at end of year	$21,327	$21,336	$7,557	$9,694

Change in plan assets:
Fair value of plan assets at beginning of year	$18,162	$15,967	$—	$—
Actual return on plan assets	302	2,016	—	—
Employer contributions	776	1,301	(197)	682
Participant contributions	—	—	946	—
Benefits paid	(992)	(966)	(749)	(682)
Administrative expenses	—	(156)	—	—

Fair value of plan assets at end of year	$18,248	$18,162	$—	$—

Funded status of the plan (underfunded)	$(3,079)	$(3,174)	$(7,557)	$(9,694)
Amounts recognized in the balance sheet:
Current liabilities	$—	$—	$(675)	$(810)
Noncurrent liabilities	(3,079)	(3,175)	(6,882)	(8,884)

Net amount recognized	$(3,079)	$(3,175)	$(7,557)	$(9,694)

Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$1,152	$275	$(3,336)	$(444)

Accumulated other comprehensive income	$1,152	$275	$(3,336)	$(444)

Accumulated Benefit Obligation	$21,327	$21,336	N/A	N/A
Weighted-average assumptions as of December 31:
Discount rate-net periodic benefit cost	6.00%	5.65%	6.00%	5.65%
Discount rate-benefit obligations	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The net employer contributions to the postretirement healthcare plan for 2007 in the above table are understated by approximately $530 and net participant contributions for 2007 are overstated by that same amount due to an overstatement of net employer contributions in 2006. As a result of the 2006 overstatement, the related 2006 accrued benefit cost was understated by approximately $530 and 2007 expense is overstated by approximately $530. The accrued benefit cost for fiscal 2007 was calculated based upon the correct amount of net employer and participant contributions.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The defined benefit pension plan’s weighted average asset allocations by asset category at December 31, 2007 and 2006, are as follows:

	Target
	2008	2007	2006

Equity securities	60%	60%	61%
Debt securities	30%	31%	27%
Real Estate	10%	9%	12%
Other	0%	0%	0%

Total	100%	100%	100%

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

The Company expects to contribute approximately $1,100 in required payments to the Retirement Plan for the year ending December 31, 2008. It is not expected that any discretionary contributions or non-cash contributions will be made.

Net periodic costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Components of the net periodic benefit cost:
Interest cost	$1,247	$1,154	$557	$551
Expected return on plan assets	(1,443)	(1,290)	—	—
Curtailment gain	—	—	—	(11,923)

Benefit cost (credit)	$(196)	$(136)	$557	$(11,372)

Amounts recognized in the statement of financial position prior to the application of FAS 158 consist of:
Accrued benefit cost	$(3,079)	$(3,175)	$(10,893)	$(10,139)
Accumulated other comprehensive income	1,152	275	—	—

Net amount recognized	$(1,927)	$(2,900)	$(10,893)	$(10,139)

Incremental effect of applying FAS 158 on the statement of financial position:
Noncurrent assets	$—	$—	$3,336	$444
Accumulated other comprehensive income	—	—	(3,336)	(444)

The assumed medical cost trend rate used in estimating the accumulated postretirement benefit obligation as of December 31, 2007 and 2006 was 9%, and 10%, respectively, declining gradually to 5% in 2012. The assumed dental cost trend rate used in measuring the accumulated postretirement benefit obligation was 6% for all periods.

The assumed medical cost trend rate used in measuring the postretirement net benefit expense for the years ended December 31, 2007 and 2006 was 10% and 11%, respectively, declining gradually to 5% in 2012. The assumed dental cost trend rate used in measuring the net benefit cost was 6% for all periods.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components for the year ended December 31, 2007	$37	$(32)
Effect on postretirement benefit obligation as of December 31, 2007	$609	$(532)

The following table presents the benefits expected to be paid in the next ten fiscal years:

		Other
	Pension	Postretirement
Year	Benefits	Benefits

2008	$1,169	$675
2009	$1,211	$683
2010	$1,242	$668
2011	$1,297	$596
2012	$1,349	$600
Next 5 years	$7,664	$2,932

Stock Purchase Plan.  The Company adopted an employee stock purchase plan effective during the third quarter of 2005 that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at 95% of the market price at the end of the quarter. For the year ended December 31, 2007 and 2006, 10.8 and 12.9 thousand shares, respectively, were purchased under this plan.

17.	Segment Information

Although the Company’s continuing operations are comprised of several product lines and operating locations, similarity of products, paths to market, end-users and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis, and accordingly, management has concluded the Company operates in one reportable segment. Reportable geographic regions are the Americas, Europe and Australia/Asia.

Summarized financial information concerning the Company’s geographic segments for its continuing operations is shown in the following table:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net Sales:
Americas	$364,638	$338,909	$310,161
Europe/Middle East	34,615	28,240	24,436
Asia-Pacific	94,721	78,578	74,996

	$493,975	$445,727	$409,593

	December 31,	December 31,
	2007	2006

Identifiable Assets (excluding working capital and intangibles):
Americas	$39,955	$38,849
Europe/Middle East	1,860	2,089
Asia-Pacific	8,831	8,936

	$50,646	$49,874

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006. All amounts presented below have been adjusted for the Company’s discontinued operations as described in Note 3 — Discontinued Operations.

	March 31	June 30	September 30	December 31

2007
Continuing Operations:
Net sales	$116,107	$127,181	$125,686	$125,001
Gross profit	37,800	37,736	37,948	40,869
Operating income	10,983	10,458	10,225	12,646
Income (loss) applicable to common shares:
Continuing operations	1,263	1,472	1,531	6,370
Discontinued operations	141	176	(485)	(1,803)

Net income	$1,404	$1,648	$1,046	$4,567

Basic income (loss) per share applicable to common shares:(1)
Continuing operations	$0.10	$0.11	$0.11	$0.48
Discontinued operations	0.01	0.01	(0.04)	(0.13)

Net income	$0.11	$0.12	$0.07	$0.35

Diluted income (loss) per share applicable to common shares:(1)
Continuing operations	$0.10	$0.11	$0.11	$0.47
Discontinued operations	0.01	0.01	(0.04)	(0.13)

Net income	$0.11	$0.12	$0.07	$0.34

	March 31	June 30	September 30	December 31

2006
Continuing Operations:
Net sales	$110,225	$112,978	$112,422	$110,102
Gross profit	31,523	31,861	33,698	33,593
Operating income	6,262	1,452	3,794	18,465
Income (loss) applicable to common shares:
Continuing operations	(1,093)	(6,494)	(5,207)	15,272
Discontinued operations	(285)	1,203	(533)	(25,910)

Net loss	$(1,378)	$(5,291)	$(5,740)	$(10,638)

Basic income (loss) per share applicable to common shares:(1)
Continuing operations	$(0.08)	$(0.49)	$(0.39)	$1.15
Discontinued operations	(0.02)	0.09	(0.04)	(1.95)

Net loss	$(0.10)	$(0.40)	$(0.43)	$(0.80)

Diluted income (loss) per share applicable to common shares:(1)
Continuing operations	$(0.08)	$(0.49)	$(0.39)	$1.15
Discontinued operations	(0.02)	0.09	(0.04)	(1.95)

Net loss	$(0.10)	$(0.40)	$(0.43)	$(0.80)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

19.	Minority Interests

For the years ended December 31, 2007 and 2006, the Company has recorded minority interest income of $82 and expense of $44, respectively. Total minority interest obligations as of December 31, 2007, of approximately $287 have been recorded as a component of other long-term liabilities and approximately $1,027 was recorded as goodwill for the portion of minority interest that existed prior to the Company’s emergence from bankruptcy. Management determined that, while these adjustments primarily related to historical periods, the adjustments were immaterial to previously reported interim and annual financial information.

Minority shareholders held 10% of certain of the Company’s South African and Italian subsidiaries at the beginning of 2006. During the second quarter of 2006, the Company purchased the 10% minority interests in its two South African subsidiaries for approximately $3,954. Goodwill of $1,899 was recorded in connection with applying purchase accounting to this transaction.

The shareholder agreement with the Italian subsidiary includes provisions that allow the minority shareholders to put their ownership in the entities back to the Company or, conversely, provide the Company a call option to purchase the outstanding minority interests. The put and call option for the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the options is determined based on current fair value using a specific formula outlined in the respective shareholder agreements. As of December 31, 2007, the maximum payment to satisfy the put options is $800 based on the formula in the respective agreements.

20.	Condensed Consolidating Financial Statements

On February 5, 2004, the Company completed a private placement of $175,000 in aggregate principal of 9 1/4% Senior Subordinated Notes due 2014. The Company’s domestic, wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the Senior Subordinated Notes and are jointly and severally liable for all payments under the Senior Subordinated Notes. Each of the Guarantor Subsidiaries is wholly owned by the Company.

In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia, the United Kingdom and Canada also guaranteed the Company’s $175,000 9 1/4% Senior Subordinated Notes.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,636	$1,523	$—	$16,159
Accounts receivable, net	—	75,163	8,689	—	83,852
Inventories	(115)	80,449	10,627	—	90,961
Prepaid expenses and other	—	5,271	876	—	6,147
Assets held for sale	—	—	2,023	—	2,023
Current deferred tax assets	—	2,721	—	—	2,721

Total current assets	(115)	178,240	23,738	—	201,863
Property, plant and equipment, net	—	36,464	7,892	—	44,356
Goodwill	—	182,163	—	—	182,163
Intangibles, net	—	58,195	5,009	—	63,204
Other assets	4,170	1,671	—	—	5,841
Investment in and advances to subsidiaries	181,271	—	—	(181,271)	—

Total assets	$185,326	$456,733	$36,639	$(181,271)	$497,427

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$12,658	$—	$—	$12,658
Current maturities of long-term obligations	—	8,578	200	—	8,778
Accounts payable	—	27,636	3,941	—	31,577
Accrued and other liabilities	—	26,736	2,090	—	28,826
Accrued interest	7,741	291	—	—	8,032
Income taxes payable	—	4,178	486	—	4,664
Deferred tax liability	—	2,667	—	—	2,667
Liabilities applicable to assets held for sale	—	—	7,417	—	7,417

Total current liabilities	7,741	82,744	14,134	—	104,619
Long-term obligations, less current maturities	175,000	37,650	492	—	213,142
Deferred tax liabilities	—	44,306	—	—	44,306
Other long-term liabilities	296	12,136	557	—	12,989
Minority interest	—	—	287	—	287
Shareholders’ equity (deficit):
Common stock	134	—	—	—	134
Additional paid-in-capital	186,830	—	—	—	186,830
Retained earnings (accumulated deficit)	(79,953)	11,306	(71,860)	60,554	(79,953)
Accumulated other comprehensive income (loss)	15,073	(12,296)	20,937	(8,641)	15,073

Total shareholders’ equity (deficit)	122,084	(990)	(50,923)	51,913	122,084
Net equity (deficit) and advances to / from subsidiaries	(119,795)	280,887	72,092	(233,184)	—

Total liabilities and shareholders’ equity (deficit)	$185,326	$456,733	$36,639	$(181,271)	$497,427

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$9,206	$2,104	$—	$11,310
Accounts receivable, net	—	73,047	5,949	—	78,996
Inventories	—	85,837	11,304	—	97,141
Prepaid expenses and other	—	5,876	531	—	6,407
Assets held for sale	—	—	18,552	—	18,552
Current deferred tax assets	—	1,798	—	—	1,798

Total current assets	—	175,764	38,440	—	214,204
Property, plant and equipment, net	—	35,467	7,774	—	43,241
Goodwill	—	189,103	—	—	189,103
Intangibles, net	—	60,295	5,343	—	65,638
Other assets	4,284	2,203	274	—	6,761
Investment in and advances to subsidiaries	151,948	—	—	(151,948)	—

Total assets	$156,232	$462,832	$51,831	$(151,948)	$518,947

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$17,606	$—	$—	$17,606
Current maturities of long-term obligations	—	1,009	369	—	1,378
Accounts payable	—	27,409	4,523	—	31,932
Accrued and other liabilities	—	31,699	2,123	—	33,822
Accrued interest	7,791	338	123	—	8,252
Income taxes payable	—	369	879	—	1,248
Deferred tax liability	—	2,796	—	—	2,796
Liabilities applicable to assets held for sale	—	—	12,342	—	12,342

Total current liabilities	7,791	81,226	20,359	—	109,376
Long-term obligations, less current maturities	175,000	61,611	1,401	—	238,012
Deferred tax liabilities	—	44,482	—	—	44,482
Other long-term liabilities	—	22,526	740	—	23,266
Minority interest	—	—	307	—	307
Shareholders’ equity (deficit):
Common stock	133	—	—	—	133
Additional paid-in-capital	184,804	—	—	—	184,804
Retained earnings (accumulated deficit)	(88,618)	(28,278)	(44,481)	72,759	(88,618)
Accumulated other comprehensive income (loss)	7,185	93,188	21,254	(114,442)	7,185

Total shareholders’ equity (deficit)	103,504	64,910	(23,227)	(41,683)	103,504
Net equity (deficit) and advances to / from subsidiaries	(130,063)	188,077	52,251	(110,265)	—

Total liabilities and shareholders’ equity (deficit)	$156,232	$462,832	$51,831	$(151,948)	$518,947

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2007

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$557,801	$29,338	$(93,164)	$493,975
Cost of goods sold	—	411,673	21,225	(93,276)	339,622

Gross margin	—	146,128	8,113	112	154,353
Selling, general and administrative expenses	1,609	99,527	4,897	—	106,033
Amortization of intangibles	—	2,921	—	—	2,921
Net periodic postretirement benefits	—	1,087	—	—	1,087

Operating income (loss)	(1,609)	42,593	3,216	112	44,312
Other income (expense):
Interest, net	(18,731)	(8,146)	78	—	(26,799)
Amortization of deferred financing costs	(500)	(944)	—	—	(1,444)
Equity in net income (loss) of subsidiaries	29,505	—	—	(29,505)	—
Minority interest	—	82	—	—	82

Income (loss) from continuing operations before income tax provision and discontinued operations	8,665	33,585	3,294	(29,393)	16,151
Income tax provision	—	3,646	1,869	—	5,515

Income (loss) from continuing operations	8,665	29,939	1,425	(29,393)	10,636
Loss from discontinued operations, net of tax	—	—	(1,971)	—	(1,971)

Net income (loss)	$8,665	$29,939	$(546)	$(29,393)	$8,665

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$502,291	$27,380	$(83,944)	$445,727
Cost of goods sold	—	376,913	21,168	(83,029)	315,052

Gross margin	—	125,378	6,212	(915)	130,675
Selling, general and administrative expenses	2,904	102,005	4,654	—	109,563
Amortization of intangibles	—	2,890	4	—	2,894
Net periodic postretirement benefits	—	(11,755)	—	—	(11,755)

Operating income (loss)	(2,904)	32,238	1,554	(915)	29,973
Other income (expense):
Interest, net	(17,459)	(8,929)	(124)	—	(26,512)
Amortization of deferred financing costs	(500)	(844)	—	—	(1,344)
Equity in net income (loss) of subsidiaries	(2,184)	—	—	2,184	—
Minority interest	—	(44)	—	—	(44)

Income (loss) from continuing operations before income tax provision and discontinued operations	(23,047)	22,421	1,430	1,269	2,073
Income tax provision (benefit)	—	(1,470)	1,065	—	(405)

Income (loss) from continuing operations	(23,047)	23,891	365	1,269	2,478
Loss from discontinued operations, net of tax	—	—	(25,525)	—	(25,525)

Net income (loss)	$(23,047)	$23,891	$(25,160)	$1,269	$(23,047)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$9,140	$52,190	$(28,083)	$(10,234)	$23,013
Cash flows from investing activities:
Capital expenditures	—	(10,013)	(1,345)	—	(11,358)
Proceeds from sales of assets	—	13,783	—	—	13,783
Acquisition of minority interest	—	—	—	—
Other	—	(487)	—	—	(487)

Net cash provided by (used in) investing activities	—	3,283	(1,345)	—	1,938
Cash flows from financing activities:
Borrowings under revolving credit facility	—	20,041		—	20,041
Repayments under revolving credit facility	—	(24,989)	—	—	(24,989)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(15,415)	(1,310)	—	(16,725)
Changes in net equity and advances to/from discontinued operations	(11,166)	(29,343)	29,438	10,234	(837)
Other	2,026	(362)	—	—	1,664

Net cash provided by (used in) financing activities	(9,140)	(50,068)	28,128	10,234	(20,846)
Effect of exchange rate changes on cash and cash equivalents	—	25	719	—	744

Net cash provided by (used in) continuing operations	—	5,430	(581)	—	4,849

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	812	—	812
Net cash used in investing activities	—	—	5,084	—	5,084
Net cash provided by financing activities	—	—	(5,650)	—	(5,650)
Effect of exchange rate changes on cash and cash equivalents	—	—	30	—	30

Net cash provided by discontinued operations	—	—	276	—	276
Total increase (decrease) in cash and cash equivalents	—	5,430	(305)	—	5,125
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$14,637	$1,798	$—	$16,435

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(22,250)	$6,016	$(26,035)	$26,803	$(15,466)
Cash flows from investing activities:
Capital expenditures	—	(7,270)	(1,229)	—	(8,499)
Proceeds from sales of assets	—	17,753	659	—	18,412
Acquisition of minority interest	—	(1,981)	(1,973)	—	(3,954)

Net cash provided by (used in) investing activities	—	8,502	(2,543)	—	5,959
Cash flows from financing activities:
Borrowings under revolving credit facility	—	9,357	—	—	9,357
Repayments under revolving credit facility	—	(23,547)	—	—	(23,547)
Borrowings of other credit facilities	—	19,091	909	—	20,000
Repayments of other credit facilities	—	(7,790)	—	—	(7,790)
Changes in net equity and advances to/from subsidiaries	20,987	(18,211)	24,027	(26,803)	—
Changes in net equity and advances to/from discontinued operations	—	8,330	—	—	8,330
Other	1,263	(348)	—	—	915

Net cash provided by (used in) financing activities	22,250	(13,118)	24,936	(26,803)	7,265
Effect of exchange rate changes on cash and cash equivalents	—	1,215	(850)	—	365

Net cash provided by (used in) continuing operations	—	2,615	(4,492)	—	(1,877)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	8,008	—	8,008
Net cash used in investing activities	—	—	(342)	—	(342)
Net cash used in financing activities	—	—	(9,854)	—	(9,854)
Effect of exchange rate changes on cash and cash equivalents	—	—	(187)	—	(187)

Net cash used in discontinued operations	—	—	(2,375)	—	(2,375)
Total increase (decrease) in cash and cash equivalents	—	2,615	(6,867)	—	(4,252)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562

Total cash and cash equivalents end of period	$—	$9,206	$2,104	$—	$11,310

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

By:	/s/ STEVEN A. SCHUMM
Steve A. Schumm
Senior Vice President, Chief Financial and
Administrative Officer

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PAUL D. MELNUK Paul D. Melnuk	Director, Chairman of the Board and Chief Executive	March 12, 2008

/s/ STEVEN A. SCHUMM Steven A. Schumm	Senior Vice President, Chief Financial and Administrative Officer, Principal Financial and Accounting Officer	March 12, 2008

/s/ JAMES B. GAMACHE James B. Gamache	Director	March 12, 2008

/s/ MARNIE S. GORDON Marnie S. Gordon	Director	March 12, 2008

/s/ BRADLEY G. PATTELLI Bradley G. Pattelli	Director	March 12, 2008

/s/ J. JOE ADORJAN J. Joe Adorjan	Director	March 12, 2008

/s/ ANDREW L. BERGER Andrew L. Berger	Director	March 12, 2008

THERMADYNE HOLDINGS CORPORATION

2007 10-K EXHIBIT INDEX

Exhibit
No.		Exhibit

2.1	—	First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C&G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc.(1)
2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003.(2)
2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court.(2)
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003.(3)
3.2	—	Amended and Restated Bylaws of the Company dated as of March 29, 2007.(4)
4.01	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.(6)
4.02	—	Second Lien Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent, and Credit Suisse First Boston, as sole lead arranger and sole book running manager.(7)
4.03	—	Amendment No. 1 and Agreement dated as of September 30, 2004 to the Second Lien Credit Agreement by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(8)
4.04	—	Amendment No. 2 and Joinder Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(9)
4.05	—	Amendment No. 3 and Consent to the Second Lien Credit Agreement dated as of January 3, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(16)
4.06	—	Amendment No. 4 to the Second Lien Credit Agreement dated as of March 16, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(14)
4.07	—	Amendment No. 5 to the Second Lien Credit Agreement dated as of March 30, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(16)

Exhibit
No.		Exhibit

4.08	—	Amendment No. 6 to the Second Lien Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent.(18)
4.09	—	Amendment No. 7 to the Second Lien Credit Agreement dated as of July 1, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent.(18)
4.10	—	Amendment No. 8 to the Second Lien Credit Agreement dated as of August 8, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent.(18)
4.11	—	Amendment No. 9 dated as of October 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto.(17)
4.12	—	Amendment No. 10 dated as of November 7, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto.(17)
4.13		Amendment No. 11 and Agreement dated as of December 29, 2005, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse as Administrative Agent and Collateral Agent and the lenders party thereto.(20)
4.14	—	Amendment No. 12 Waiver and Consent dated as of March 9, 2006, to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto.(4)
4.15	—	Amendment No. 13 to the Second Lien Credit Agreement dated April 5, 2006 among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of their subsidiaries and Credit Suisse First Boston, as administrative agent and collateral agent.(21)
4.16	—	Amendment No. 14 and consent dated as of May 9, 2006 to the Second Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse, as administrative agent and collateral agent.(22)
4.17	—	Amendment No. 15 and consent dated as of June 20, 2006 to the Second-Lien Credit Agreement among Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(23)
4.18	—	Amendment No. 16 Waiver and Agreement dated as of July 21, 2006 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(26)
4.19	—	Amendment No. 17 dated as of January 30, 2007 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(4)
4.20	—	Amendment No. 18 Limited Waiver and Consent dated as of March 29, 2007 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.*

Exhibit
No.		Exhibit

4.21	—	Amendment No. 19 and Waiver dated as of June 29, 2007 to the Second-Lien Credit Agreement among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent.(30)
4.22	—	Second Amended and Restated Credit Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger.(9)
4.23	—	First Amendment and Consent to Second Amended and Restated Credit Agreement dated December 21, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(16)
4.24	—	Second Amendment to Second Amended and Restated Credit Agreement dated as of March 16, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(14)
4.25	—	Third Amendment to Second Amended and Restated Credit Agreement dated as of March 30, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender.(16)
4.26	—	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)
4.27	—	Fifth Amendment to Second Amendment and Restated Credit Agreement dated as of July 1, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)
4.28	—	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of July 27, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)
4.29	—	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of August 5, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.(18)
4.30	—	Eighth Amendment to the Second Amended and Restated Credit Agreement, executed as of October 5, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto.(17)

Exhibit
No.		Exhibit

4.31	—	Limited Consent and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of November 7, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(17)
4.32	—	Limited Waiver and Tenth Amendment to the Second Amended and Restated Credit Agreement dated as of December 29, 2005, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto.(20)
4.33	—	Eleventh Amendment and Consent to the Second Amended and Restated Credit Agreement, dated as of March 8, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.(4)
4.34	—	Twelfth Amendment to the Second Amended and Restated Credit Agreement dated as of May 3, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and General Electric Capital Corporation, as agent and lender.(21)
4.35	—	Thirteenth Amendment to the Second Amended and Restated Credit Agreement dated as of May 3, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., and General Electric Capital Corporation, as agent and lender.(4)
4.36	—	Limited Consent and Fourteenth Amendment to the Second Amended and Restated Credit Agreement dated as of May 9, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.(22)
4.37	—	Fifteenth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 20, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto.(23)
4.38	—	Sixteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of July 21, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(25)
4.39	—	Limited Waiver and Seventeenth Amendment to the Second Amended and Restated Credit Agreement, dated as of August 2, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(27)
4.40	—	Eighteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of October 30, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(4)
4.41	—	Nineteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of December 26, 2006, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(4)
4.42	—	Third Amended and Restated Credit Agreement, dated as of June 29, 2007, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender.(30)
4.43	—	Supplemental Indenture dated as of May 16, 2006 among Thermadyne Holdings Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee.(24)
4.44	—	Second Supplemental Indenture dated as of August 2, 2006 among Thermadyne Holdings Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee.(27)
10.1	—	Omnibus Agreement dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company.(10)

Exhibit
No.			Exhibit

10.2		—	Escrow Agreement dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc.(10)
10.3		—	Schedule of substantially identical lease agreements.(10)
10.4		—	Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company.(10)
10.5		—	Schedule of substantially identical lease guarantees(10)
10.6		—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc.(10)
10.7		—	Lease Agreement between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated September 22, 2003.(16)
10.8		—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated May 1, 2004.(16)
10.9		—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd., dated January 19, 2005.(16)
10.10		—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd., dated December 28, 2004.(16)
10.11		—	First Amended and Restated Industrial Real Property Lease between 2800 Airport Road Limited Partnership and Victor Equipment Company dated August 1, 2007.(31)
10.12		—	Second Amendment to Amended and Restated Industrial Real Property Lease between Benning Street, LLC and Thermal Dynamics Corporation dated August 1, 2007.(31)
10.13		—	Lease Agreement between Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Ltd., and Thermadyne Holdings Corporation dated October 25, 2007.*
10.14		—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and Thermadyne Holdings Corporation, dated December 28, 2004.(16)
10	.15†	—	Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Dennis Klanjscek, dated June 13, 2002.(16)
10	.16†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and John Boisvert, dated January 1, 2004.(16)
10	.17†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Terry Downes, dated January 1, 2004.(16)
10	.18†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Jason Huett, dated January 1, 2004.(16)
10	.19†	—	Second Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Patricia S. Williams, dated January 1, 2004.(16)
10	.20†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Paul D. Melnuk, dated January 28, 2004.(5)
10	.21†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Martin Quinn, dated April 1, 2005(4)
10	.22†	—	Executive Employment Agreement between Thermadyne Holdings Corporation and Steven A. Schumm, dated August 7, 2006.(28)
10	.23†	—	Employment Agreement between Thermadyne Industries, Inc. and Mark F. Jolly, dated September 11, 2006.(4)
10.24		—	Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated July 12, 2007.(31)
10.25		—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement.(13)
10.26		—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan.(6)

Exhibit
No.		Exhibit

10.27	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan.(15)
10.28	—	2004 Non-Employee Director’s Stock Option Plan.(15)
10.29	—	Form of 2004 Stock Incentive Plan Option Agreement.(16)
10.30	—	Form of Indemnification Agreement.(32)
10.31	—	Acquisition Agreement dated as of December 22, 2005, by and between Thermadyne Italia, S.R.L., as seller, and Mase Generators S.P.A., as buyer.(19)
10.32	—	Purchase Agreement dated as of December 22, 2005, by and among Thermadyne Chile Holdings, Ltd. and Thermadyne South America Holdings, Ltd., as sellers, and Soldaduras PCR Soltec Limitada and Penta Capital de Riesgo S.A., as buyers.(19)
10.33	—	Sale Agreement dated March 9, 2006 between The HG A Van Zyl Familie Trust (“the Trust”) and Hendrik Gert Van Zyl (“Gerrit van Zyl”) and Thermadyne South Africa (Pty) Limited t/a Unique Welding Alloys and Renttech S.A. (Pty) Limited and Unique Welding Alloys Rustenburg (Proprietary) Limited t/a Thermadyne Plant Rental South Africa and Thermadyne Industries Inc. and Pieter Malan(4)
10.34	—	Share Sale Agreement dated March 9, 2006 between Marthinus Johannes Crous (“Seller”) and Thermadyne Industries, Inc and Thermadyne South Africa (Pty) Limited trading as Unique and Unique Welding Alloys Rustenburg (Pty) Limited trading as Thermadyne Plant Rental South Africa and Maxweld & Braze (Pty) Limited and Selrod Welding (Pty) Limited.(4)
10.35	—	Acquisition Agreement dated April 6, 2006 between Thermadyne Italia S.r.l. (“Seller”) and SIGEFI Societe para Actions Simplifiee, acting on behalf of Siparex Italia, Fonds Commun de Placement a Risque and Giorgio Bassi (“Buyer”)(4)
10.36	—	Sale of Shares and Claims Agreement dated February 5, 2007 between Thermadyne Industries, Inc. and Thermaweld Industries (Proprietary) Limited.(29)
21	—	Subsidiaries of Thermadyne Holdings Corporation.*
23.1	—	Consent of Independent Registered Public Accounting Firm.*
23.2	—	Consent of Independent Registered Public Accounting Firm.*
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2003.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on June 3, 2003.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on November 24, 2004.

(10)	Incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 17, 2004.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on March 17, 2005.

(15)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2004.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on December 28, 2005.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 5, 2006.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 11, 2006.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-22378) filed under Section 12(g) of the Exchange Act on May 10, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 23378) filed on June 26, 2006.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 23378) filed on May 23, 2006.

(25)	Corrected from document filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2006.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 21, 2006.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 3, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on June 1, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 2, 2007.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on October 9, 2007.