Form 10-Q
period 2008-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2008-05-06
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on May 1, 2008 was 13,375,673.

THERMADYNE HOLDINGS CORPORATION
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26-27

Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 6. Exhibits	28

SIGNATURES	29

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$19,066	$16,159
Accounts receivable, less allowance for doubtful accounts of $1,100 and $1,000, respectively	90,869	83,852
Inventories	90,231	90,961
Prepaid expenses and other	6,325	6,147
Assets held for sale	745	2,023
Deferred tax assets	2,721	2,721

Total current assets	209,957	201,863
Property, plant and equipment, net of accumulated depreciation of $47,650 and $44,631, respectively	44,175	44,356
Goodwill	182,528	182,163
Intangibles, net	62,585	63,204
Other assets	7,931	5,841

Total assets	$507,176	$497,427

Current Liabilities:
Working capital facility	$22,124	$12,658
Current maturities of long-term obligations	1,877	8,778
Accounts payable	36,080	31,577
Accrued and other liabilities	26,513	28,826
Accrued interest	3,272	8,032
Income taxes payable	5,872	4,664
Deferred tax liability	2,667	2,667
Liabilities related to assets held for sale	5,788	7,417

Total current liabilities	104,193	104,619
Long-term obligations, less current maturities	214,281	213,142
Deferred tax liabilities	45,931	44,306
Other long-term liabilities	12,861	12,989
Minority interest	410	287
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized—25,000,000 shares Issued and outstanding—13,371,435 shares at March 31, 2008 and 13,368,190 shares at December 31, 2007	134	134
Additional paid-in capital	187,074	186,830
Accumulated deficit	(75,428)	(79,953)
Accumulated other comprehensive income	17,720	15,073

Total stockholders’ equity	129,500	122,084

Total liabilities and stockholders’ equity	$507,176	$497,427

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$130,767	$116,107
Cost of goods sold	88,488	78,307

Gross margin	42,279	37,800

Selling, general and administrative expenses	27,451	25,953
Amortization of intangibles	667	726
Net periodic postretirement benefits	52	138

Operating income	14,109	10,983

Other expenses:
Interest	(5,334)	(7,062)
Amortization of deferred financing costs	(234)	(353)
Minority interest	(52)	(22)

Income from continuing operations before income tax provision and discontinued operations	8,489	3,546

Income tax provision	3,772	2,283

Income from continuing operations	4,717	1,263
Income (loss) from discontinued operations, net of tax	(192)	141

Net income	$4,525	$1,404

Basic and diluted income (loss) per share:
Continuing operations	$0.35	$0.10
Discontinued operations	(0.01)	0.01

Net income	$0.34	$0.11

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$4,525	$1,404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	192	(141)
Minority interest	52	22
Depreciation and amortization	3,118	3,287
Deferred income taxes	1,851	1,239
Net periodic post-retirement benefits	52	71
Changes in operating assets and liabilities:
Accounts receivable	(6,133)	(5,348)
Inventories	1,808	(3,570)
Prepaids	(64)	(680)
Accounts payable	4,154	(2,537)
Accrued and other liabilities	(2,611)	(9,103)
Accrued interest	(4,760)	(4,805)
Other long-term liabilities	(189)	—
Other, net	882	(184)

Net cash provided by (used in) operating activities	2,877	(20,345)

Cash flows from investing activities:
Capital expenditures	(1,497)	(1,306)
Proceeds from sales of discontinued operations	500	—
Purchase of outside interest in joint venture	(844)	—
Other	(48)	(84)

Net cash used in investing activities	(1,889)	(1,390)

Cash flows from financing activities:
Borrowings under Working Capital Facility	14,181	17,073
Repayments of Working Capital Facility	(4,715)	(650)
Repayments of other debt	(7,233)	(88)
Stock compensation expense	208	300
Exercise of employee stock purchases	36	—
Advances from (to) discontinued operations	(1,126)	(554)
Other, net	—	35

Net cash provided by financing activities	1,351	16,116

Effect of exchange rate changes on cash and cash equivalents	568	139

Net cash provided by (used in) continuing operations	2,907	(5,480)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	(894)	628
Net cash used in investing activities	500	(91)
Net cash provided by financing activities	130	55
Effect of exchange rates on cash and cash equivalents	15	(4)

Net cash provided by (used in) discontinued operations	(249)	588

Total increase (decrease) in cash and cash equivalents	2,658	(4,892)
Total cash and cash equivalents beginning of period	16,435	11,310

Total cash and cash equivalents end of period	$19,093	$6,418

Continuing operations
Cash and cash equivalents beginning of period	$16,159	$11,310
Net cash provided by (used in) continuing operations	2,907	(5,480)

Cash and cash equivalents end of period	$19,066	$5,830

Discontinued operations
Cash and cash equivalents beginning of period	$276	$—
Net cash provided by (used in) discontinued operations	(249)	588

Cash and cash equivalents end of period	$27	$588

Income taxes paid	$1,092	$965

Interest paid	$10,286	$9,759

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements requires use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Certain information for 2007, primarily accounts related to discontinued operations, has been reclassified to conform to the 2008 presentation.
2.	Significant Accounting Policies

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$3,072	$2,978
Charged to costs and expenses	1,729	1,161
Deductions	(1,509)	(977)

Balance at end of period	$3,292	$3,162

Fair Value

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of January 1, 2008 and elected not to apply the fair value option to any of its financial instruments.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008. See footnote 8.

The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $155,969 and $162,750 at March 31, 2008 and December 31, 2007, respectively, is based on available market information.
Recent Accounting Pronouncements

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

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 161 on its consolidated financial statement disclosures.

Also see Note 2 – Fair Value
3.	Discontinued Operations

On December 21, 2007, the Company committed to a plan to dispose of its cutting table business, C&G Systems. A definitive sales agreement was signed with closing occurring on January 18, 2008. Based on the sales price of $500, a loss of $570 (net of $350 of tax) was recorded in 2007 as a component of discontinued operations. The assets and liabilities were classified as held for sale at December 31, 2007.

On December 30, 2006, the Company also committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. Final negotiations and collections associated with the sale of the building are continuing. Remaining liabilities include potential tax liabilities asserted by Brazilian authorities.

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a note payable bearing 14% interest payable in South African Rand in May 2010 which had a U.S. conversion value of $3.7 million as of March 31, 2008.
The tables below set forth certain information related to the C&G, Brazil, South Africa, and Genset operations included in discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
			South
	C&G	Brazil	Africa	Genset	Total

Net sales	$68	$278	—	—	$346
Operating expenses	(218)	(443)	—	—	(661)
Other expenses	—	(17)	—	—	(17)
Income tax provision	—	—	—	—	—
Adjustment in carrying value of related assets and reserves, net of tax	(52)	194	—	(2)	140

Net income (loss) from discontinued operations	$(202)	$12	$—	$(2)	$(192)

	Three Months Ended March 31, 2007
			South
	C&G	Brazil	Africa	Genset	Total

Net sales	$1,108	$2,813	$12,186	$—	$16,107
Operating expenses	(1,154)	(3,276)	(10,933)	—	(15,363)
Other expenses	—	(94)	(222)	—	(316)
Income tax provision	—	—	(287)	—	(287)

Net income (loss) from discontinued operations	$(46)	$(557)	$744	$—	$141

Selected balance sheet items for the discontinued operations classified as held for sale as of March 31, 2008 and December 31, 2007 are as follows:

	At March 31, 2008
	C&G	Brazil	Total

Cash	$—	$27	$27
Accounts receivable	—	427	427
Inventories	—	28	28
Other assets	—	263	263

	$—	$745	$745

Accounts payable and other liabilities	$—	$5,788	$5,788

	At December 31, 2007
	C&G	Brazil	Total

Cash	$—	$276	$276
Accounts receivable	264	750	1,014
Inventories	437	93	530
Property and equipment, net	—	—	—
Other assets	17	186	203

	$718	$1,305	$2,023

Accounts payable and other liabilities	$534	$6,883	$7,417

4.	Inventories

The composition of inventories was as follows:

	March 31,	December 31,
	2008	2007
Raw materials and component parts	$34,126	$32,675
Work-in-process	12,600	11,374
Finished goods	54,403	57,337

	101,129	101,386
LIFO reserve	(10,898)	(10,425)

	$90,231	$90,961

5.	Intangible Assets

The composition of intangibles was as follows:

	March 31,	December 31,
	2008	2007
Goodwill	$182,527	$182,163
Patents and customer relationships	42,175	42,126
Trademarks	33,403	33,403

	258,105	257,692
Accumulated amortization of patents and customer relationships	(12,992)	(12,325)

	$245,113	$245,367

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. Impairment is tested annually as of October 1, which as of October 1, 2007 an impairment adjustment was not necessary.

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill
Balance as of December 31, 2007	$182,163
Foreign currency translation	364

Balance as of March 31, 2008	$182,527

Amortization of patents and customer relationships amounted to $667 and $726 for the three months ended March 31, 2008 and March 31, 2007, respectively.

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	March 31,	December 31,
	2008	2007
Working Capital Facility	$22,124	$12,658
Second-Lien Facility	29,000	36,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	10,382	10,625
Other	1,776	295

	238,282	234,578
Current maturities and working capital facility	(24,001)	(21,436)

	$214,281	$213,142

At March 31, 2008, $7,982 of letters of credit were outstanding and unused availability was $48,428 under the Company’s borrowing agreements.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At March 31, 2008 and December 31, 2007, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.
7.	Derivative Instruments

Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. As of March 31, 2008, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged increasing this amount by $1,481. At March 31, 2008, the corresponding fair value of the interest rate swap of $1,776 has been recorded as a component of other long-term assets. For the three months ended March 31, 2008, the Company realized a decrease in its interest expense as a result of the interest rate swap of $514. For the three months ended March 31, 2007, the Company realized an increase in its interest expense as a result of the interest rate swap of $59.

8.	Fair Value Measurements

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008.

SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:
     Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
     Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
     Level 3 — Unobservable inputs for the asset or liability.
The Company has one asset that is within the provisions of SFAS 157, the interest rate swap derivative asset discussed in footnote 7. At March 31, 2008, the fair value of this asset is $1,776 measured at Level 2 fair value on a recurring basis.
9.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$4,525	$1,404
Foreign currency translation	2,647	223

Comprehensive income	$7,172	$1,627

10.	Income Taxes

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

The deferred tax benefit from the reduction in the valuation allowances related to pre-emergence bankruptcy net operating loss carryovers must be recognized as an adjustment to entries recorded in connection with fresh start accounting. Therefore, any reduction in those valuation allowances will not reduce the Company’s current year provision for taxes, but must instead adjust the balance sheet. The Company’s 2008 income tax provision reflects the inclusion of the foreign source income of the foreign subsidiaries without a corresponding benefit for the related foreign tax credits. These matters combined to create a higher than expected effective tax rate which the Company anticipates will continue for the foreseeable future. The income taxes currently payable are estimated as 48% of the 2008 income tax provision.

For 2008, the Company’s management estimates that actual cash income tax payments will primarily relate to state and foreign taxes as in prior years due to the use of net operating loss carryovers to offset U.S. taxable income. At the beginning of 2008, the Company had approximately $122,200 in U.S. net operating loss carryovers, including $61,400 of pre-emergence NOL carryovers for which the related income tax benefit, if realized, will adjust the balance sheet.

The Company adopted, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 prescribes the income tax amounts to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company has $2,426 of accrued liabilities for uncertain tax positions as of March 31, 2008, including interest of $327. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

In normal course the Company’s tax return filings are subject to examination. The Company’s U.S. federal income tax returns for tax years 2004 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for 2003 through 2007 remain subject to examination by various state taxing authorities. The Company’s material foreign subsidiaries’ local country tax returns remain open to examination as follows: Australia (2003-2007), Canada (2002-2007), United Kingdom (2001-2007) and Italy (2000-2007).
11.	Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At March 31, 2008, the Company was a co-defendant in approximately 401 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. The Judicial Panel on Multidistrict Litigation has consolidated a large number of these cases for pretrial proceedings in the Northern District of Ohio. As of March 31, 2008, 173 of the 401 cases naming the Company are pending in the multidistrict proceeding. Between June 1, 2003 and March 31, 2008, the Company was dismissed from approximately 1,064 other cases with similar allegations. Through March 31, 2008, the Company has made no payments or settlements to plaintiffs for these allegations.

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
12.	Stock Options and Stock-Based Compensation

The Company utilizes the modified prospective method of SFAS No. 123(R), Share-Based Payment, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was $391 for the three months ended March 31, 2008 and $300 for the three months ended March 31, 2007.

The estimated fair value of the restricted stock awards is determined as the closing price of the stock as of the date of the awards. The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended March 31, 2008 and 2007:

	March 31,		March 31,
	2008		2007
Weighted average fair value		$3.85		$5.22
Assumptions used:
Expected dividend yield		0.00%		0.00%
Expected volatility		40.25%		38.28%
Risk-free interest rate		2.88%		4.53%
Expected life	6.5	years	6	years

As of March 31, 2008, options to purchase 1,487,904 shares were outstanding under the 2004 Stock Incentive Plan and other specific agreements. Changes in stock options during the three months ended March 31, 2008, are as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at December 31, 2007	1,527,830	$13.56
Granted	3,000	$10.30
Exercised	—	$—
Forfeited or expired	(42,926)	$13.22

Options outstanding at March 31, 2008	1,487,904	$13.56	7.4	$2

Options exercisable at March 31, 2008	814,187	$13.37	6.8	$1

No options were exercised in the three-month periods ended March 31, 2008 and 2007, respectively. The fair value of options vested during the three-month periods ended March 31, 2008 was $626.

At March 31, 2008, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $3,330 and the weighted average period over which this amount is expected to be recognized was approximately 2.68 years.

13.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Income (loss) applicable to common shares
Continuing operations	$4,717	$1,263
Discontinued operations	(192)	141

Net income	$4,525	$1,404

Denominator:
Weighted average shares for basic earnings per share	13,434,226	13,338,285
Dilutive effect of stock options	90	6,453

Weighted average shares for diluted earnings per share	13,434,316	13,344,738

Basic & diluted income (loss) per share amounts:
Continuing operations	$0.35	$0.10
Discontinued operations	$(0.01)	$0.01

Net income	$0.34	$0.11

14.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	311	312	52	138
Expected return on plan assets	(311)	(312)	—	—
Recognized (gain) loss	—	—	—	—

Net periodic benefit cost	$—	$—	$52	$138

15.	Segment Information

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

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended March 31,
	2008	2007
Net Sales:
Americas	$95,501	$87,688
Europe/Middle East	10,162	8,741
Asia-Pacific	25,104	19,678

	$130,767	$116,107

	March 31,	December 31,
	2008	2007
Identifiable Assets (excluding working capital and intangibles):
Americas	$40,861	$39,955
Europe/Middle East	2,168	1,860
Asia-Pacific	8,928	8,831

	$51,957	$50,646

16.	Minority Interests

Minority shareholders hold 10% of one of the Company’s Italian subsidiaries. The shareholder agreement with this Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company and, conversely, provide the Company a call option to purchase the outstanding minority interest. The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement. At March 31, 2008, the maximum payment to satisfy the put option is approximately $1,000 based on the formula in the agreement.

17.	Condensed Consolidating Financial Statements

Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following financial information presents the guarantors and non-guarantors as of March 31, 2008 and December 31, 2007, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,218	$2,848	$—	$19,066
Accounts receivable, net	—	81,097	9,772	—	90,869
Inventories	(68)	78,609	11,690	—	90,231
Prepaid expenses and other	—	6,752	(427)	—	6,325
Assets held for sale	—	—	745	—	745
Current deferred tax assets	—	2,721	—	—	2,721

Total current assets	(68)	185,397	24,628	—	209,957
Property, plant and equipment, net	—	36,067	8,108	—	44,175
Goodwill	—	182,528	—	—	182,528
Intangibles, net	—	57,212	5,373	—	62,585
Other assets	6,370	1,561	—	—	7,931
Investment in and advances to subsidiaries	192,538	—	—	(192,538)	—

Total assets	$198,840	$462,765	$38,109	$(192,538)	$507,176

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$22,124	$—	$—	$22,124
Current maturities of long-term obligations	—	1,603	274	—	1,877
Accounts payable	—	31,357	4,723	—	36,080
Accrued and other liabilities	—	24,501	2,012	—	26,513
Accrued interest	2,836	436	—	—	3,272
Income taxes payable	—	5,102	770	—	5,872
Deferred tax liability	—	2,667	—	—	2,667
Liabilities applicable to assets held for sale	—	—	5,788	—	5,788

Total current liabilities	2,836	87,790	13,567	—	104,193
Long-term obligations, less current maturities	175,000	38,681	600	—	214,281
Deferred tax liabilities	—	45,931	—	—	45,931
Other long-term liabilities	1,776	10,473	612	—	12,861
Minority interest	—	—	410	—	410
Shareholders’ equity (deficit):
Common stock	134	—	—	—	134
Additional paid-in-capital	187,074	—	—	—	187,074
Retained earnings (accumulated deficit)	(75,428)	19,777	(73,054)	53,277	(75,428)
Accumulated other comprehensive income (loss)	17,720	(21,278)	25,384	(4,106)	17,720

Total shareholders’ equity (deficit)	129,500	(1,501)	(47,670)	49,171	129,500
Net equity (deficit) and advances to / from subsidiaries	(110,272)	281,391	70,590	(241,709)	—

Total liabilities and shareholders’ equity (deficit)	$198,840	$462,765	$38,109	$(192,538)	$507,176

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$146,001	$8,322	$(23,556)	$130,767
Cost of goods sold	—	106,908	5,574	(23,994)	88,488

Gross margin	—	39,093	2,748	438	42,279
Selling, general and administrative expenses	(90)	26,273	1,268	—	27,451
Amortization of intangibles	—	667	—	—	667
Net periodic postretirement benefits	—	52	—	—	52

Operating income (loss)	90	12,101	1,480	438	14,109

Other income (expense):
Interest, net	(4,060)	(1,257)	(17)	—	(5,334)
Amortization of deferred financing costs	(125)	(109)	—	—	(234)
Equity in net income (loss) of subsidiaries	8,620	—	—	(8,620)	—
Minority interest	—	(52)	—	—	(52)

Income (loss) from continuing operations before income tax provision and discontinued operations	4,525	10,683	1,463	(8,182)	8,489

Income tax provision	—	3,301	471	—	3,772

Income (loss) from continuing operations	4,525	7,382	992	(8,182)	4,717

Loss from discontinued operations, net of tax	—	—	(192)	—	(192)

Net income (loss)	$4,525	$7,382	$800	$(8,182)	$4,525

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$138,635	$7,575	$(30,103)	$116,107
Cost of goods sold	—	102,642	5,486	(29,821)	78,307

Gross margin	—	35,993	2,089	(282)	37,800
Selling, general and administrative expenses	378	25,104	471	—	25,953
Amortization of intangibles	—	726	—	—	726
Net periodic postretirement benefits	—	138	—	—	138

Operating income (loss)	(378)	10,025	1,618	(282)	10,983

Other income (expense):
Interest, net	(4,645)	(2,388)	(29)	—	(7,062)
Amortization of deferred financing costs	(125)	(228)	—	—	(353)
Equity in net income (loss) of subsidiaries	6,552	—	—	(6,552)	—
Minority interest	—	(22)	—	—	(22)

Income (loss) from continuing operations before income tax provision and discontinued operations	1,404	7,387	1,589	(6,834)	3,546

Income tax provision	—	2,065	218	—	2,283

Income (loss) from continuing operations	1,404	5,322	1,371	(6,834)	1,263

Income from discontinued operations, net of tax	—	—	141	—	141

Net income (loss)	$1,404	$5,322	$1,512	$(6,834)	$1,404

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(303)	$10,110	$155	$(7,085)	$2,877
Cash flows from investing activities:
Capital expenditures	—	(1,242)	(255)	—	(1,497)
Proceeds from sales of assets	—	500	—	—	500
Purchase of outside interest in joint venture	(844)	—	—	—	(844)
Other	—	(48)	—	—	(48)

Net cash provided by (used in) investing activities	(844)	(790)	(255)	—	(1,889)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	14,181		—	14,181
Repayments under revolving credit facility	—	(4,715)	—	—	(4,715)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(7,366)	133	—	(7,233)
Changes in net equity and advances to / from discontinued operations	903	(10,292)	1,178	7,085	(1,126)
Other	244	—	—	—	244

Net cash provided by (used in) financing activities	1,147	(8,192)	1,311	7,085	1,351
Effect of exchange rate changes on cash and cash equivalents	—	454	114	—	568

Net cash provided by continuing operations	—	1,582	1,325	—	2,907

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(894)	—	(894)
Net cash provided by investing activities	—	—	500	—	500
Net cash provided by financing activities	—	—	130	—	130
Effect of exchange rate changes on cash and cash equivalents	—	—	15	—	15

Net cash used in discontinued operations	—	—	(249)	—	(249)

Total increase in cash and cash equivalents	—	1,582	1,076	—	2,658
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$16,219	$2,874	$—	$19,093

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(3,136)	$(23,780)	$(1,596)	$8,167	$(20,345)
Cash flows from investing activities:
Capital expenditures	—	(1,212)	(94)	—	(1,306)
Proceeds from sales of assets	—	—	—	—	—
Acquisition of minority interest	—	—	—	—	—
Other	—	(84)	—	—	(84)

Net cash used in investing activities	—	(1,296)	(94)	—	(1,390)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	16,916	157	—	17,073
Repayments under revolving credit facility	—	(650)	—	—	(650)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(88)	—	—	(88)
Changes in net equity and advances to / from subsidiaries	—	—	—	—	—
Changes in net equity and advances to / from discontinued operations	2,801	3,282	1,530	(8,167)	(554)
Other	335	—	—	—	335

Net cash provided by (used in) financing activities	3,136	19,460	1,687	(8,167)	16,116
Effect of exchange rate changes on cash and cash equivalents	—	63	76	—	139

Net cash provided by (used in) continuing operations	—	(5,553)	73	—	(5,480)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	628	—	628
Net cash used in investing activities	—	—	(91)	—	(91)
Net cash provided by financing activities	—	—	55	—	55
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Net cash provided by discontinued operations	—	—	588	—	588

Total increase (decrease) in cash and cash equivalents	—	(5,553)	661	—	(4,892)
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$3,654	$2,764	$—	$6,418

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
Our manufacturing costs are one of the key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. However, the cost of many commodities we purchase has been escalating rapidly, negatively impacting margins. In recent years, we have taken steps to reduce our overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products.
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
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007: (a) the cyclicality of the cutting and welding market; (b) general economic and capital market conditions, including liquidity availability for our customers and political and economic uncertainty in various areas of the world where we do business; (c) actions taken by our competitors that affect our ability to retain our customers; (d) our international sales and operations pose risks of trade barriers, attracting key personnel, foreign currency exchange fluctuations, protection of intellectual property and changes in laws and regulations; (e) the cost of raw materials; (f) consolidation within our customer base and the resulting increased concentration of our sales; (g) the effectiveness of our cost reduction initiatives; (h) our ability to meet customer needs by introducing new and enhanced products; (i) unforeseen liabilities arising from litigation, including risk associated with product liability; (j) our ability to retain qualified management personnel and attract new management personnel. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2007.
Key Indicators
Key economic measures relevant to our business include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include construction and transportation, railcar manufacturing, mining, oil and gas exploration, metal fabrication and farm machinery, and shipbuilding. The trends in these industries provide important data to us in forecasting our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.
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
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three months ended March 31, 2008, and 2007. The amounts have been adjusted to reflect the impact of discontinued operations. See Note 3 – Discontinued Operations in our consolidated financial statements.
Net Sales

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	% Change
Net sales summary:
U.S. net sales	$76,494	$72,194	6.0%
International net sales	54,273	43,913	23.6%

Consolidated net sales	$130,767	$116,107	12.6%

Net sales from continuing operations for the three months ended March 31, 2008 were $130.8 million, which was a 12.6% increase over net sales of $116.1 million for the same three months in 2007. Sales within the U.S. were $76.5 million for the first quarter of 2008 compared to $72.2 million for the same period last year, which is an increase of 6.0%. International sales were $54.3 million for the three months ended March 31, 2008 compared to $43.9 million for the first quarter of 2007, or an increase of 23.6%. Net sales for the three months ended March 31, 2008 compared to the three months for the same period in 2007 increased $14.7 million with approximately $9.2 million from increased demand and price increases and $5.5 million due to foreign currency translation.
Gross Margin

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	% Change
Gross margin	$42,279	$37,800	11.8%
Gross margin from continuing operations for the first quarter of 2008 was $42.3 million, or 32.3% of net sales, increasing from $37.8 million, or 32.6% of net sales, for the same period in 2007. Gross margin as a percent of sales decreased as a result of continuing increases in various commodity costs, particularly for copper, steel and carbons, over the 12 month comparison period.
Selling, general and administrative expenses

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	% Change
Selling, general and administrative expenses	$27,451	$25,953	5.8%
Selling, general and administrative (“SG&A”) expenses were $27.5 million, or 21.0% of net sales, for the three months ended March 31, 2008 as compared to $26.0 million, or 22.4% of net sales, for the three months ended March 31, 2007. The SG&A expenses in 2008 compared to 2007 reflect increases of approximately $0.4 million for foreign currency translations and general cost increases of $1.1 million.
Interest expense

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	% Change
Interest expense	$5,334	$7,062	(24.5%)
Interest expense for the three months ended March 31, 2008 was $5.3 million, decreasing from $7.1 million for the three months ended March 31, 2007. The average indebtedness was 11% less than in the prior year’s first quarter. In addition, the effective interest rate declined 170 basis points reflecting the combined benefit of the lower Libor rates impacting approximately 40% of the Company’s total debt and the reduced interest rate grids for the Working Capital and the Second Lien Facilities, as a result of the amendments to the Agreements in June 2007.
Income tax provision

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	% Change
Income tax provision	$3,772	$2,283	65.2%
An income tax provision of $3.8 million and $2.3 million for continuing operations was recorded on pretax income of $8.5 million and $3.5 million for the three months ended March 31, 2008 and 2007, respectively. For the 2008 first quarter, the effective income tax rate was 44% due to the required inclusion in U.S. taxable income of a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits which are carried forward. In the prior year first quarter, the effective income tax rate was 64% also as a result of the required inclusion in U.S. taxable income of most of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits which are carried forward. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of the foreign earnings in U.S. taxable income.
Income (loss) from discontinued operations

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	% Change
Income (loss) from discontinued operations	$(192)	$141	(236.2%)
Loss from discontinued operations was $0.2 million during the first quarter of 2008, compared to income of $0.1 million for the quarter ended March 31, 2007. The change in results for discontinued operations reflects various disposal activities and normal adjustments to related carrying values.

RECENT ACCOUNTING PRONOUNCEMENTS
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
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 161 on its consolidated financial statement disclosures.
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
The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
	March 31,
(Dollars in thousands)	2008	2007
Net cash provided by (used in) continuing operations :
Operating activities	$2,877	$(20,345)
Investing activities	(1,889)	(1,390)
Financing activities	1,351	16,116
Effect of exchange rates	568	139

Cash provided by (used in) continuing operations	$2,907	$(5,480)

Operating Activities
Cash provided by operating activities from continuing operations for the first quarter of 2008 was $2.9 million compared to the $20.3 million of cash used during the same time period in 2007. This includes the change in operating assets and liabilities which used $7.8 million of cash during the three months ended March 31, 2008, compared to the $26.0 million of cash used in the three months ended March 31, 2007. The changes in operating assets and liabilities, excluding foreign currency translation effects, included an accounts receivable increase of $6.1 million during the three months ended March 31, 2008, compared to the $5.3 million increase during the same period in 2007. The increases in receivables arise from the effect of increased sales in the first quarter of each year. Inventory reductions serve as a $1.8 million source of cash through the first three months of 2008, as compared to a use of $3.6 million of cash in the same three month period last year. Accounts payable increased in the first three months of 2008, providing $4.2 million of cash which compares to the cash used from a decrease in payables of $2.5 million in the first three months of 2007. During both 2008 and 2007, the change in accounts payable resulted from normal payment activities and timing differences. Accrued liabilities declined in the first three months of 2008, using $7.4 million of cash compared to a $13.9 million use of cash in the first three months of 2007. Cash used in the first three months on 2008 and 2007 related to payment of accrued liabilities for customer rebates and incentive compensation.
Investing Activities
Investing activities of continuing operations used $1.9 million of cash for the first three months of 2008 compared to net cash used of $1.4 million for the first three months of 2007. The investing activities relate primarily to expenditures for machinery and equipment in our manufacturing and distribution facilities. Capital expenditures were $1.5 million during the first three months of 2008 compared to $1.3 million during the first three months of 2007. The 2008 period also included $0.8 million of expenditures to increase our China joint venture ownership. The remaining interest in the China joint venture was purchased on April 15, 2008 for $2.4 million.
Financing Activities
We borrowed $1.4 million of cash during the first three months of 2008 to finance our operations and investing activities as compared to borrowing of $16.1 million during the same period last year. During the first three months ended March 31, 2008, there was $2.2 million of net borrowings under the Working Capital Facility to fund working capital requirements and to repay $7.0 million of the second lien. For the same period in 2007, the Company had net borrowings of $16.3 million. The net borrowings in 2007 were used to fund working capital requirements as described in Operating Activities.
In 2008, we anticipate our capital expenditures will be approximately $15.0 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.8 million. We expect our operating cash flow will be sufficient to maintain compliance with the related financial covenants. In addition, we expect our operating cash flow, together with available borrowings under the Working Capital Facility, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements and our other obligations for 2008.
The Indenture governing the Senior Subordinated Notes (Notes) requires us to offer to purchase the Notes or retire senior indebtness depending upon the level of Excess Cash Flow and Net Available Cash (as such terms are defined in the Indenture). We anticipate that by April of 2009, we will be required to retire a portion of the outstanding debt under the provisions of the Indenture, and we anticipate we will have sufficient financing available, if this occurs. However, our ability to generate sufficient cash flow to meet our operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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

We believe there has been no material change in our exposure to risks associated with fluctuations in interest, commodity price risk, and foreign currency exchange rates discussed in our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting except for that discussed below.
In the Company’s 10-K report issued on March 12, 2008, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness in our procedures for review and approval of the accounting for non-routine transactions. Specifically, our policies and procedures for such review and approval were not effective. As a result of this deficiency, errors existed in the Company’s presentation of discontinued operations that were corrected prior to the issuance of the 2007 consolidated financial statements. In the Company’s 10-K, management also reported it would remediate this weakness through further expansion of its use of outside accounting specialists to work with internal audit resources to review unusual transactions and evaluate the impact for external financial reporting purposes. We believe we have remediated the material weakness as of March 31, 2008.

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
Steven A. Schumm
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Date: May 5, 2008