Form 10-Q
period 2008-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2008-08-05
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on July, 31, 2008 was 13,444,437.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$10,467	$16,159
Accounts receivable, less allowance for doubtful accounts of $1,000 and $1,000, respectively	95,997	83,852
Inventories	99,576	90,961
Prepaid expenses and other	7,581	6,147
Assets held for sale	1,423	2,023
Deferred tax assets	2,721	2,721

Total current assets	217,765	201,863

Property, plant and equipment, net of accumulated depreciation of $49,968 and $44,631, respectively	46,332	44,356
Goodwill	190,093	182,163
Intangibles, net	61,964	63,204
Other assets	4,254	5,841

Total assets	$520,408	$497,427

Current Liabilities:
Working capital facility	$17,187	$12,658
Current maturities of long-term obligations	1,915	8,778
Accounts payable	47,235	31,577
Accrued and other liabilities	30,579	28,826
Accrued interest	7,270	8,032
Income taxes payable	5,600	4,664
Deferred tax liability	2,667	2,667
Liabilities related to assets held for sale	5,235	7,417

Total current liabilities	117,688	104,619

Long-term obligations, less current maturities	197,028	213,142
Deferred tax liabilities	56,899	44,306
Other long-term liabilities	12,687	12,989
Minority interest	550	287
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,440,940 shares at June 30, 2008 and 13,368,190 shares at December 31, 2007	134	134
Additional paid-in capital	188,582	186,830
Accumulated deficit	(69,466)	(79,953)
Accumulated other comprehensive income	16,306	15,073

Total stockholders’ equity	135,556	122,084

Total liabilities and stockholders’ equity	$520,408	$497,427

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$142,135	$127,181	$272,902	$243,288
Cost of goods sold	94,968	89,445	183,456	167,752

Gross margin	47,167	37,736	89,446	75,536

Selling, general and administrative expenses	29,674	26,414	57,125	52,367
Amortization of intangibles	669	726	1,336	1,452
Net periodic postretirement benefits	52	138	104	276

Operating income	16,772	10,458	30,881	21,441

Other expenses:
Interest	(5,323)	(7,269)	(10,657)	(14,331)
Amortization of deferred financing costs	(234)	(353)	(468)	(706)
Minority interest	(69)	(31)	(121)	(53)

Income from continuing operations before income tax provision and discontinued operations	11,146	2,805	19,635	6,351

Income tax provision	4,901	1,333	8,673	3,616

Income from continuing operations	6,245	1,472	10,962	2,735
Income (loss) from discontinued operations, net of tax	(283)	176	(475)	317

Net income	$5,962	$1,648	$10,487	$3,052

Basic and diluted income (loss) per share:
Continuing operations	$0.47	$0.11	$0.82	$0.21
Discontinued operations	(0.03)	0.01	(0.04)	0.02

Net income	$0.44	$0.12	$0.78	$0.23

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$10,487	$3,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	475	(317)
Minority interest	121	53
Depreciation and amortization	6,280	6,573
Deferred income taxes	4,484	627
Net periodic post-retirement benefits	104	276
Changes in operating assets and liabilities:
Accounts receivable	(8,035)	(10,627)
Inventories	(5,151)	115
Prepaids	(805)	33
Accounts payable	11,780	1,867
Accrued and other liabilities	1,226	(6,520)
Accrued interest	(762)	241
Other long-term liabilities	(384)	—
Other, net	257	1,358

Net cash provided by (used in) operating activities	20,077	(3,269)

Cash flows from investing activities:
Capital expenditures	(4,632)	(4,519)
Proceeds from sales of discontinued operations	500	13,783
Purchase of outside interest in joint venture	(3,013)	—
Other	(348)	(427)

Net cash provided by (used in) investing activities	(7,493)	8,837

Cash flows from financing activities:
Borrowings under Working Capital Facility	16,145	20,041
Repayments of Working Capital Facility	(11,616)	(12,244)
Repayments of other debt	(22,689)	(14,533)
Stock compensation expense	1,093	720
Exercise of employee stock purchases	904	214
Advances from (to) discontinued operations	(3,062)	(1,460)
Other, net	(245)	—

Net cash used in financing activities	(19,470)	(7,262)

Effect of exchange rate changes on cash and cash equivalents	1,194	445

Net cash used in continuing operations	(5,692)	(1,249)

Cash flows from discontinued operations
Net cash used in operating activities	(2,382)	(621)
Net cash provided by (used in) investing activities	500	(871)
Net cash provided by financing activities	1,581	1,670
Effect of exchange rates on cash and cash equivalents	26	(9)

Net cash provided by (used in) discontinued operations	(275)	169

Total decrease in cash and cash equivalents	(5,967)	(1,080)
Total cash and cash equivalents beginning of period	16,435	11,310

Total cash and cash equivalents end of period	$10,468	$10,230

Continuing operations
Cash and cash equivalents beginning of period	$16,159	$11,310
Net cash used in continuing operations	(5,692)	(1,249)

Cash and cash equivalents end of period	$10,467	$10,061

Discontinued operations
Cash and cash equivalents beginning of period	$276	$—
Net cash provided by (used in) discontinued operations	(275)	169

Cash and cash equivalents end of period	$1	$169

Income taxes paid	$4,317	$1,966

Interest paid	$11,440	$13,177

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$3,292	$3,162	$3,072	$2,978
Charged to costs and expenses	1,636	1,298	3,365	2,459
Deductions	(1,476)	(1,154)	(2,985)	(2,131)

Balance at end of period	$3,452	$3,306	$3,452	$3,306

Foreign Currency

During the second quarter of 2008 the Company recorded an adjustment related to foreign currency translation. The effect of this adjustment would have increased goodwill by $4,558 and increased accumulated other comprehensive income by $2,072 net of $6,630 of deferred income taxes at December 31, 2007 a portion of which related to prior periods. The current year impact of foreign currency in these items included an increase to goodwill of $1,174 and an increase to accumulated other comprehensive income of $920 net of $2,094 of deferred taxes at June 30, 2008. This adjustment did not impact the Company’s net income or cash flows from operating, financing or investing activities for the periods.

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

The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $170,188 and $162,750 at June 30, 2008 and December 31, 2007, respectively, is based on available market information.

Recent Accounting Pronouncements

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 161 on its consolidated financial statement disclosures. However, the Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.

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

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. Final negotiations and collections associated with the sale of the building are continuing with the expectation that a sale will be completed during the third quarter of 2008. Remaining liabilities include potential tax liabilities asserted by Brazilian authorities.

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a note payable bearing 14% interest payable in South African Rand in May 2010 which had a U.S. conversion value of $3.8 million as of June 30, 2008.

The tables below set forth certain information related to the C&G, Brazil, South Africa, and Genset operations included in discontinued operations for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
			South
	C&G	Brazil	Africa	Soltec	Genset	Total

Net sales	$—	$174	—	—	—	$174
Operating expenses	—	(94)	—	—	—	(94)
Other expenses	—	(90)	—	—	—	(90)
Adjustment in carrying value of related assets and reserves, net of tax	8	(275)	—	(7)	1	(273)

Net income (loss) from discontinued operations	$8	$(285)	$—	$(7)	$1	$(283)

	Six Months Ended June 30, 2008
			South
	C&G	Brazil	Africa	Soltec	Genset	Total

Net sales	$68	$452	$—	$—	$—	$520
Operating expenses	(218)	(537)	—	—	—	(755)
Other expenses	—	(107)	—	—	—	(107)
Adjustment in carrying value of related assets and reserves, net of tax	(44)	(81)	—	(7)	(1)	(133)

Net income (loss) from discontinued operations	$(194)	$(273)	$—	$(7)	$(1)	$(475)

	Three Months Ended June 30, 2007
			South
	C&G	Brazil	Africa	Soltec	Genset	Total

Net sales	$1,253	$3,946	$7,213	$—	$—	$12,412
Operating expenses	(1,018)	(4,049)	(6,614)	—	—	(11,681)
Other expenses	—	(15)	(7)	—	—	(22)
Income tax provision	—	—	(228)	—	—	(228)
Adjustment in carrying value of related assets and reserves, net of tax	—	(400)	394	(299)	—	(305)

Net income (loss) from discontinued operations	$235	$(518)	$758	$(299)	$—	$176

	Six Months Ended June 30, 2007
			South
	C&G	Brazil	Africa	Soltec	Genset	Total

Net sales	$2,361	$6,759	$19,399	$—	$—	$28,519
Operating expenses	(2,172)	(7,325)	(17,547)	—	—	(27,044)
Other expenses	—	(109)	(229)	—	—	(338)
Income tax (provision) benefit	—	—	(515)	—	—	(515)
Adjustment in carrying value of related assets and reserves, net of tax	—	(400)	394	(299)	—	(305)

Net income (loss) from discontinued operations	$189	$(1,075)	$1,502	$(299)	$—	$317

Selected balance sheet items for the discontinued operations classified as held for sale as of June 30, 2008 and December 31, 2007 are as follows:

	At June 30, 2008
	C&G	Brazil	Total

Cash	$—	$1	$1
Accounts receivable	—	492	492
Other assets	—	930	930

	$—	$1,423	$1,423

Accounts payable and other liabilities	$—	$5,235	$5,235

	At December 31, 2007
	C&G	Brazil	Total

Cash	$—	$276	$276
Accounts receivable	264	750	1,014
Inventories	437	93	530
Other assets	17	186	203

	$718	$1,305	$2,023

Accounts payable and other liabilities	$534	$6,883	$7,417

4.	Inventories

The composition of inventories was as follows:

	June 30,	December 31,
	2008	2007
Raw materials and component parts	$39,738	$32,675
Work-in-process	13,674	11,374
Finished goods	58,120	57,337

	111,532	101,386
LIFO reserve	(11,956)	(10,425)

	$99,576	$90,961

5.	Intangible Assets

The composition of intangibles was as follows:

	June 30,	December 31,
	2008	2007
Goodwill (See Note 2)	$190,093	$182,163
Patents and customer relationships	42,222	42,126
Trademarks	33,403	33,403

	265,718	257,692
Accumulated amortization of patents and customer relationships	(13,661)	(12,325)

	$252,057	$245,367

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. Impairment is tested annually as of October 1 and as of October 1, 2007 an impairment adjustment was not necessary.

The change in the carrying amount of goodwill was as follows (See Note 2):

Carrying Amount
of Goodwill
Balance as of December 31, 2007	$182,163
Increase in balance due to acquisition	1,794
Foreign currency translation	6,136

Balance as of June 30, 2008	$190,093

Amortization of patents and customer relationships amounted to $669 and $1,336 for the three month and six month periods ended June 30, 2008, respectively, and to $726 and $1,452 of expense for the three month and six month periods ended June 30, 2007.

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	June 30,	December 31,
	2008	2007
Working Capital Facility	$17,187	$12,658
Second-Lien Facility	14,000	36,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	9,941	10,625
Other	2	295

	216,130	234,578

Current maturities and working capital facility	(19,102)	(21,436)

	$197,028	$213,142

At June 30, 2008, $8,048 of letters of credit were outstanding and unused availability was $50,156 under the Company’s borrowing agreements.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At June 30, 2008 and December 31, 2007, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

7.	Derivative Instruments

Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. The interest rate swap converts fixed rate exposure to variable for a notional value of $50,000. As of June 30, 2008, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged decreasing this amount by $294. At June 30, 2008, the fair value of the interest rate swap was $1 and has been recorded as a component of other long-term assets. For the three months and six months ended June 30, 2008, the Company realized a decrease in its interest expense as a result of the interest rate swap of $115 and $629, respectively. For the three months and six months ended June 30, 2007, the Company realized an increase in its interest expense as a result of the interest rate swap of $114 and $173, respectively.

8.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008.

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
The Company has one asset that is within the provisions of SFAS 157, the interest rate swap derivative asset discussed Note 7. At June 30, 2008, the fair value of this asset is $1 measured at Level 2 fair value on a recurring basis.
9.	Comprehensive Income

Comprehensive income for the three months and six months ended June 30, 2008 and 2007 was as follows (See Note 2):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$5,962	$1,648	$10,487	$3,052
Foreign currency translation	7,366	3,395	10,070	3,617
Minimum pension liability	—	—	—	—
Minimum post-retirement liability	(56)	—	(113)	—
Deferred income tax effects	(8,724)	—	(8,724)	—

Comprehensive income	$4,548	$5,043	$11,720	$6,669

10.	Income Taxes

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

The deferred tax benefit from the reduction in the valuation allowances related to pre-emergence bankruptcy net operating loss carryovers must be recognized as an adjustment to entries recorded in connection with fresh start accounting. Therefore, any reduction in those valuation allowances will not reduce the Company’s current year provision for taxes, but must instead adjust the balance sheet. The Company’s 2008 income tax provision reflects the inclusion of the foreign source income of the foreign subsidiaries without a corresponding benefit for the related foreign tax credits. These matters combined to create a higher than expected effective tax rate which the Company anticipates will continue for the foreseeable future. The income taxes currently payable are estimated as 20-22% of income from continuing operations before income tax provision and discontinued operations.

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

The Company adopted, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 prescribes the income tax amounts to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company has $2,462 of accrued liabilities for uncertain tax positions as of June 30, 2008, including interest of $363. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

In normal course the Company’s tax return filings are subject to examination. The Company’s U.S. federal income tax returns for tax years 2004 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for 2003 through 2007 remain subject to examination by various state taxing authorities. The Company’s significant foreign subsidiaries’ local country tax returns remain open to examination as follows: Australia (2003-2007), Canada (2002-2007), United Kingdom (2001-2007) and Italy (2000-2007).

11.	Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At June 30, 2008, the Company was a co-defendant in approximately 391 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. The Judicial Panel on Multidistrict Litigation has consolidated a large number of these cases for pretrial proceedings in the Northern District of Ohio. As of June 30, 2008, 150 of the 391 cases naming the Company are pending in the multidistrict proceeding. Between June 1, 2003 and June 30, 2008, the Company was dismissed from approximately 1,072 other cases with similar allegations.

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

12.	Stock Options and Stock-Based Compensation

The Company utilizes the modified prospective method of SFAS No. 123(R), Share-Based Payment, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was $623 and $1,093 for the three months and six months ended June 30, 2008, respectively, and $420 and $720 for the three months and six months ended June 30, 2007, respectively.

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

The following table presents the assumptions used in valuing options granted during the three months ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007
Weighted average fair value	$6.98	$5.98
Assumptions used:
Expected dividend yield	0.00%	0.00%
Expected volatility	41.21%	37.90%
Risk-free interest rate	3.51%	4.53%
Expected life	6.5 years	6 years
As of June 30, 2008, options to purchase 1,422,267 shares were outstanding under the 2004 Stock Incentive Plan and other specific agreements. Changes in stock options during the six months ended June 30, 2008, are as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at December 31, 2007	1,527,830	$13.56
Granted	28,755	$14.40
Exercised	(66,517)	$12.90
Forfeited or expired	(67,801)	$(13.10)

Options outstanding at June 30, 2008	1,422,267	$13.63	7.2	$1,954

Options exercisable at June 30, 2008	732,353	$13.44	6.5	$1,142

The 66,517 options were exercised in the three-month period ended June 30, 2008. In the prior year, 11,582 options were exercised in the six months ended June 30, 2007, with all exercised in the three months ended June 30, 2007. The value of the options exercised in the six-month period ended June 30, 2008 and 2007 was $858 and $146, respectively. The fair value of options vested during the three-month and six month periods ended June 30, 2008 was $43 and $669, respectively.

The Company also granted 189,010 restricted shares in May 2008 to various employees which vest if established performance targets related to return on invested operating capital are achieved for the 3 year period ending December 31, 2010.

At June 30, 2008, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $5,319 and the weighted average period over which this amount is expected to be recognized was approximately 2.38 years.

13.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income (loss) applicable to common shares
Continuing operations	$6,245	$1,472	$10,962	$2,735
Discontinued operations	(283)	176	(475)	317

Net income	$5,962	$1,648	$10,487	$3,052

Denominator:
Weighted average shares for basic earnings per share	13,386,944	13,343,865	13,378,993	13,341,090
Dilutive effect of stock options	108,192	170,227	23,803	52,389

Weighted average shares for diluted earnings per share	13,495,136	13,514,092	13,402,796	13,393,479

Basic and diluted income (loss) per share amounts:
Continuing operations	$0.47	$0.11	$0.82	$0.21
Discontinued operations	$(0.03)	$0.01	$(0.04)	$0.02

Net income	$0.44	$0.12	$0.78	$0.23

Diluted income (loss) per share amounts:
Continuing operations	$0.47	$0.11	$0.82	$0.21
Discontinued operations	$(0.03)	$0.01	$(0.04)	$0.02

Net income	$0.44	$0.12	$0.78	$0.23

14.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	311	312	52	138
Expected return on plan assets	(311)	(312)	—	—
Recognized (gain) loss	—	—	—	—

Net periodic benefit cost	$—	$—	$52	$138

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	622	624	104	276
Expected return on plan assets	(622)	(624)	—	—
Recognized (gain) loss	—	—	—	—

Net periodic benefit cost	$—	$—	$104	$276

15.	Segment Information

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

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales:
Americas	$97,577	$94,037	$193,078	$181,725
Europe/Middle East	10,545	8,833	20,707	17,574
Asia-Pacific	34,013	24,311	59,117	43,989

	$142,135	$127,181	$272,902	$243,288

	June 30,	December 31,
	2008	2007
Identifiable Assets (excluding working capital and intangibles):
Americas	$38,542	$39,955
Europe/Middle East	2,037	1,860
Asia-Pacific	9,857	8,831

	$50,436	$50,646

16.	Minority Interests

Minority shareholders hold 10% of one of the Company’s Italian subsidiaries. The shareholder agreement with this Italian subsidiary includes provisions that allow the minority shareholder to put its ownership in the entity back to the Company and, conversely, provide the Company a call option to purchase the outstanding minority interest. The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement. At June 30, 2008, the maximum payment to satisfy the put option is approximately $1,000 based on the formula in the agreement.

17.	Condensed Consolidating Financial Statements

Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following financial information presents the guarantors and non-guarantors as of June 30, 2008 and December 31, 2007, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,886	$3,581	$—	$10,467
Accounts receivable, net	—	83,635	12,362	—	95,997
Inventories	—	86,524	13,052	—	99,576
Prepaid expenses and other	—	7,579	2	—	7,581
Assets held for sale	—	—	1,423	—	1,423
Current deferred tax assets	—	2,721	—	—	2,721

Total current assets	—	187,345	30,420	—	217,765
Property, plant and equipment, net	—	37,398	8,934	—	46,332
Goodwill	—	190,093	—	—	190,093
Intangibles, net	—	54,759	7,205	—	61,964
Other assets	2,802	1,452	—	—	4,254
Investment in and advances to subsidiaries	210,835	—	—	(210,835)	—

Total assets	$213,637	$471,047	$46,559	$(210,835)	$520,408

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital and second-lien facility	$—	$17,187	$—	$—	$17,187
Current maturities of long-term obligations	—	1,646	269	—	1,915
Accounts payable	—	40,662	6,573	—	47,235
Accrued and other liabilities	—	27,972	2,607	—	30,579
Accrued interest	7,097	173	—	—	7,270
Income taxes payable	—	4,996	604	—	5,600
Deferred tax liability	—	2,667	—	—	2,667
Liabilities applicable to assets held for sale	—	—	5,235	—	5,235

Total current liabilities	7,097	95,303	15,288	—	117,688
Long-term obligations, less current maturities	175,000	21,514	514	—	197,028
Deferred tax liabilities	—	56,899	—	—	56,899
Other long-term liabilities	1	12,054	632	—	12,687
Minority interest	—	—	550	—	550
Shareholders’ equity (deficit):
Common stock	134	—	—	—	134
Additional paid-in-capital	188,582	—	—	—	188,582
Retained earnings (accumulated deficit)	(69,466)	40,751	(83,845)	43,094	(69,466)
Accumulated other comprehensive income (loss)	25,030	(33,901)	39,193	(14,016)	16,306

Total shareholders’ equity (deficit)	144,280	6,850	(44,652)	29,078	135,556
Net equity (deficit) and advances to / from subsidiaries	(112,741)	278,427	74,227	(239,913)	—

Total liabilities and shareholders’ equity (deficit)	$213,637	$471,047	$46,559	$(210,835)	$520,408

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$306,104	$23,181	$(56,383)	$272,902
Cost of goods sold	—	223,514	16,758	(56,816)	183,456

Gross margin	—	82,590	6,423	433	89,446

Selling, general and administrative expenses	550	53,882	2,693	—	57,125
Amortization of intangibles	—	1,335	1	—	1,336
Net periodic postretirement benefits	—	104	—	—	104

Operating income (loss)	(550)	27,269	3,729	433	30,881

Other income (expense):
Interest, net	(8,320)	(2,301)	(36)	—	(10,657)
Amortization of deferred financing costs	(250)	(218)	—	—	(468)
Equity in net income (loss) of subsidiaries	19,607	—	—	(19,607)	—
Minority interest	—	(121)	—	—	(121)

Income (loss) from continuing operations before income tax provision and discontinued operations	10,487	24,629	3,693	(19,174)	19,635

Income tax provision	—	7,944	729	—	8,673

Income (loss) from continuing operations	10,487	16,685	2,964	(19,174)	10,962

Loss from discontinued operations, net of tax	—	—	(475)	—	(475)

Net income (loss)	$10,487	$16,685	$2,489	$(19,174)	$10,487

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$160,103	$14,859	$(32,827)	$142,135
Cost of goods sold	—	116,606	11,184	(32,822)	94,968

Gross margin	—	43,497	3,675	(5)	47,167

Selling, general and administrative expenses	640	27,609	1,425	—	29,674
Amortization of intangibles	—	668	1	—	669
Net periodic postretirement benefits	—	52	—	—	52

Operating income (loss)	(640)	15,168	2,249	(5)	16,772

Other income (expense):
Interest, net	(4,260)	(1,044)	(19)	—	(5,323)
Amortization of deferred financing costs	(125)	(109)	—	—	(234)
Equity in net income (loss) of subsidiaries	10,987	—	—	(10,987)	—
Minority interest	—	(69)	—	—	(69)

Income (loss) from continuing operations before income tax provision and discontinued operations	5,962	13,946	2,230	(10,992)	11,146

Income tax provision	—	4,643	258	—	4,901

Income (loss) from continuing operations	5,962	9,303	1,972	(10,992)	6,245

Loss from discontinued operations, net of tax	—	—	(283)	—	(283)

Net income (loss)	$5,962	$9,303	$1,689	$(10,992)	$5,962

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$275,851	$15,554	$(48,117)	$243,288
Cost of goods sold	—	204,580	11,253	(48,081)	167,752

Gross margin	—	71,271	4,301	(36)	75,536

Selling, general and administrative expenses	713	50,709	945	—	52,367
Amortization of intangibles	—	1,452	—	—	1,452
Net periodic postretirement benefits	—	276	—	—	276

Operating income (loss)	(713)	18,834	3,356	(36)	21,441

Other income (expense):
Interest, net	(9,352)	(4,902)	(77)	—	(14,331)
Amortization of deferred financing costs	(250)	(456)	—	—	(706)
Equity in net income (loss) of subsidiaries	16,855	—	—	(16,855)	—
Minority interest	—	(53)	—	—	(53)

Income (loss) from continuing operations before income tax provision and discontinued operations	6,540	13,423	3,279	(16,891)	6,351

Income tax provision (benefit)	—	2,422	1,194	—	3,616

Income (loss) from continuing operations	6,540	11,001	2,085	(16,891)	2,735

Loss from discontinued operations, net of tax	—	—	317	—	317

Net income (loss)	$6,540	$11,001	$2,402	$(16,891)	$3,052

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$137,216	$7,979	$(18,014)	$127,181
Cost of goods sold	—	101,938	5,767	(18,260)	89,445

Gross margin	—	35,278	2,212	246	37,736

Selling, general and administrative expenses	335	25,605	474	—	26,414
Amortization of intangibles	—	726	—	—	726
Net periodic postretirement benefits	—	138	—	—	138

Operating income (loss)	(335)	8,809	1,738	246	10,458

Other income (expense):
Interest, net	(4,707)	(2,514)	(48)	—	(7,269)
Amortization of deferred financing costs	(125)	(228)	—	—	(353)
Equity in net income (loss) of subsidiaries	10,303	—	—	(10,303)	—
Minority interest	—	(31)	—	—	(31)

Income (loss) from continuing operations before income tax provision and discontinued operations	5,136	6,036	1,690	(10,057)	2,805

Income tax provision	—	357	976	—	1,333

Income (loss) from continuing operations	5,136	5,679	714	(10,057)	1,472

Income from discontinued operations, net of tax	—	—	176	—	176

Net income (loss)	$5,136	$5,679	$890	$(10,057)	$1,648

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$9,977	$38,053	$(10,968)	$(16,985)	$20,077

Cash flows from investing activities:
Capital expenditures	—	(4,205)	(427)	—	(4,632)
Proceeds from sales of assets	—	500	—	—	500
Purchase of outside interest in joint venture	824	—	(3,837)	—	(3,013)
Other	—	(95)	(253)	—	(348)

Net cash provided by (used in) investing activities	824	(3,800)	(4,517)	—	(7,493)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	16,145	—	—	16,145
Repayments under revolving credit facility	—	(11,616)	—	—	(11,616)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(22,731)	42	—	(22,689)
Changes in net equity and advances to / from discontinued operations	(12,553)	(24,868)	17,374	16,985	(3,062)
Other	1,752	—	—	—	1,752

Net cash provided by (used in) financing activities	(10,801)	(43,070)	17,416	16,985	(19,470)

Effect of exchange rate changes on cash and cash equivalents	—	1,068	126	—	1,194

Net cash provided by (used in) continuing operations	—	(7,749)	2,057	—	(5,692)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	(2,382)	—	(2,382)
Net cash used in investing activities	—	—	500	—	500
Net cash provided by financing activities	—	—	1,581	—	1,581
Effect of exchange rate changes on cash and cash equivalents	—	—	26	—	26

Net cash used in discontinued operations	—	—	(275)	—	(275)

Total increase (decrease) in cash and cash equivalents	—	(7,749)	1,782	—	(5,967)
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$6,888	$3,580	$—	$10,468

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$3,306	$(4,934)	$(1,045)	$(596)	$(3,269)

Cash flows from investing activities:
Capital expenditures	—	(4,068)	(451)	—	(4,519)
Proceeds from sales of assets	—	13,783	—	—	13,783
Acquisition of minority interest	—	—	—	—	—
Other	(46)	(369)	(12)	—	(427)

Net cash provided by (used in) investing activities	(46)	9,346	(463)	—	8,837

Cash flows from financing activities:
Borrowings under revolving credit facility	—	19,884	157	—	20,041
Repayments under revolving credit facility	—	(12,244)	—	—	(12,244)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(14,502)	(31)	—	(14,533)
Changes in net equity and advances to / from subsidiaries	—	—	—	—	—
Changes in net equity and advances to / from discontinued operations	(4,194)	677	1,461	596	(1,460)
Other	934	—	—	—	934

Net cash provided by (used in) financing activities	(3,260)	(6,185)	1,587	596	(7,262)

Effect of exchange rate changes on cash and cash equivalents	—	236	209	—	445

Net cash provided by (used in) continuing operations	—	(1,537)	288	—	(1,249)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	(621)	—	(621)
Net cash used in investing activities	—	—	(871)	—	(871)
Net cash used in financing activities	—	—	1,670	—	1,670
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)

Net cash provided by discontinued operations	—	—	169	—	169

Total increase (decrease) in cash and cash equivalents	—	(1,537)	457	—	(1,080)
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$7,670	$2,560	$—	$10,230

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
Our manufacturing costs are one of the key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. When available, we have also initiated six to twelve month forward purchase commitments for certain commodities to provide some stability in costs for periods of time. However, the cost of many commodities we purchase has been escalating rapidly, negatively impacting margins. In recent years, to help mitigate manufacturing cost increases, we have also taken steps to reduce our manufacturing overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products.
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
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three months ended June 30, 2008, and 2007. The amounts have been adjusted to reflect the impact of discontinued operations. See Note 3 – Discontinued Operations in our consolidated financial statements.
Net sales

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net sales summary:
U.S. net sales	$74,404	$74,739	(0.4%)	$150,898	$146,933	2.7%
International net sales	67,731	52,442	29.2%	122,004	96,355	26.6%

Consolidated net sales	$142,135	$127,181	11.8%	$272,902	$243,288	12.2%

Net sales from continuing operations for the three months ended June 30, 2008 were $142.1 million, which was an 11.8% increase over net sales of $127.2 million for the same three months in 2007. Sales within the U.S. were $74.4 million for the second quarter of 2008 compared to $74.7 million for the same period last year, which is a decrease of 0.4%. Certain low profit margin customers sales programs were discontinued for the second quarter of 2008 as compared to the prior year. In addition, we experienced a decline in our sales to the plumbing and heating, ventilating and air conditioning (HVAC) sectors in the second quarter as compared to the prior year. Our sales to the plumbing/HVAC sector have historically experienced quarterly fluctuations and year to date 2008 sales approximate the 2007 sales level. International sales were $67.7 million for the three months ended June 30, 2008 compared to $52.4 million for the second quarter of 2007, or an increase of 29.2%. Net sales for the three months ended June 30, 2008 compared to the three months for the same period in 2007 increased $15.0 million with approximately $9.0 million from increased demand and price increases and $6.0 million due to foreign currency translation.
Net sales from continuing operations for the six months ended June 30, 2008 were $272.9 million, which was a 12.2% increase over net sales of $243.3 million for the same six months in 2007. Sales within the U.S. were $150.9 million for the first six months of 2008 compared to $146.9 million for the same period last year, which is an increase of 2.7%. International sales were $122.0 million for the six months ended June 30, 2008 compared to $96.4 million for the first six months of 2007, or an increase of 26.6%. Net sales for the six months ended June 30, 2008 compared to the six months for the same period in 2007 increased $29.6 million with approximately $18.1 million from increased demand and price increases and $11.5 million due to foreign currency translation.
Gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Gross margin	$47,167	$37,736	25.0%	$89,446	$75,536	18.4%
Gross margin from continuing operations for the second quarter of 2008 was $47.2 million, or 33.2% of net sales, increasing from $37.7 million, or 29.7% of net sales, for the same period in 2007. Gross margin as a percent of sales increased as a result of the combined effects of the cost savings from the Company’s TCP continuous improvement program, cost stability for certain commodities through previously arranged vendor purchase commitments, and the price increases in August 2007 and April 2008. For the quarter, these combined to more than offset the continuing increases in various commodity costs, particularly for copper, steel and carbons.
Gross margin from continuing operations for the first six months of 2008 was $89.4 million, or 32.8% of net sales, increasing from $75.5 million, or 31.0% of net sales, for the same period in 2007. The combined impact of the TCP cost savings, more stable costs of certain commodities due to the benefit of forward purchase commitments arranged earlier in the year, and the price increases also increased gross margin as a percent of sales for the six month period more than offsetting the continuing increases in various commodity costs, particularly for copper, steel and carbons.
Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Selling, general and administrative expenses	$29,674	$26,414	12.3%	$57,125	$52,367	9.1%
Selling, general and administrative (“SG&A”) expenses were $29.7 million, or 20.9% of net sales, for the three months ended June 30, 2008 as compared to $26.4 million, or 20.8% of net sales, for the three months ended June 30, 2007. The SG&A expenses in 2008 compared to 2007 reflect increases of approximately $0.8 million for foreign currency translations and general cost increases of $2.4 million including increases in incentive compensation and product development costs.
Selling, general and administrative (“SG&A”) expenses were $57.1 million, or 20.9% of net sales, for the six months ended June 30, 2008 as compared to $52.4 million, or 21.5% of net sales, for the six months ended June 30, 2007. The SG&A expenses in 2008 compared to 2007 reflect increases of approximately $1.3 million for foreign currency translations and general cost increases of $3.4 million including increases in incentive compensation and product development costs.
Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest expense	$5,323	$7,269	(26.8%)	$10,657	$14,331	(25.6%)
Interest expense for the three months ended June 30, 2008 was $5.3 million, decreasing from $7.3 million for the three months ended June 30, 2007. The average indebtedness was approximately 10% less than in the prior year’s second quarter. In addition, the effective interest rate declined approximately 200 basis points. This reflects the combined benefit of the lower Libor rates impacting approximately 40% of the Company’s total debt and the reduced interest rate grids for the Working Capital and the Second Lien Facilities, as a result of the amendments to the Agreements in June 2007. In addition, the Special Interest Adjustment applicable to the Senior Subordinated Notes declined 50 basis points to 0.75% effective April 1, 2008. Another 50 basis point reduction to 0.25% is effective October 1, 2008 due to the reduced leverage ratio.
Interest expense for the six months ended June 30, 2008 was $10.7 million, decreasing from $14.3 million for the six months ended June 30, 2007. The average indebtedness was approximately 10% less than in the prior year’s first six months. In addition, the effective interest rate declined approximately 200 basis points. This reflects the combined benefit of the lower Libor rates impacting approximately 40% of the Company’s total debt and the reduced interest rate grids for the Working Capital and the Second Lien Facilities, as a result of the amendments to the Agreements in June 2007. The second quarter reduction of the Special Interest Adjustment also benefited the comparative six month periods.
Income tax provision

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income tax provision	$4,901	$1,333	267.7%	$8,673	$3,616	139.9%
An income tax provision of $4.9 million and $1.3 million for continuing operations was recorded on pretax income of $11.1 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively. For the 2008 second quarter, the effective income tax rate was 44% versus 48% in the comparable prior year period. The Company’s effective income tax rate determination includes in U.S. taxable income of a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits which are carried forward. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of the foreign earnings in U.S. taxable income.
An income tax provision of $8.7 million and $3.6 million for continuing operations was recorded on pretax income of $19.6 million and $6.4 million for the six months ended June 30, 2008 and 2007, respectively. For the 2008 first six months, the effective income tax rate was 44% versus 57% in the comparable prior year period. The Company’s effective income tax rate determination includes in U.S. taxable income of a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits which are carried forward. The proportional significance of the foreign earnings subject to inclusion in the U.S. taxable income declined in 2008. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of the foreign earnings in U.S. taxable income.
Income (loss) from discontinued operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income (loss) from discontinued operations	$(283)	$176	(260.8%)	$(475)	$317	(249.8%)
Loss from discontinued operations was $0.3 million during the second quarter of 2008, compared to income of $0.2 million for the quarter ended June 30, 2007. The change in results for discontinued operations reflects various disposal activities and normal adjustments to related carrying values.
Loss from discontinued operations was $0.5 million during the first six months of 2008, compared to income of $0.3 million for the six months ended June 30, 2007. The change in results for discontinued operations reflects various disposal activities and normal adjustments to related carrying values.
RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.
Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 161 on its consolidated financial statement disclosures. However, the Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.
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
The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

(Dollars in thousands)	Six months ended
	June 30,
	2008	2007
Net cash provided by (used in) continuing operations :

Operating activities	$20,077	$(3,269)
Investing activities	(7,493)	8,837
Financing activities	(19,470)	(7,262)
Effect of exchange rates	1,194	445

Cash used in continuing operations	$(5,692)	$(1,249)

Operating Activities
Cash provided by operating activities from continuing operations for the first six months of 2008 was $20.1 million compared to the $3.3 million of cash used during the same time period in 2007. This includes the change in operating assets and liabilities which used $1.9 million of cash during the six months ended June 30, 2008, compared to the $13.5 million of cash used in the six months ended June 30, 2007. The changes in operating assets and liabilities, excluding foreign currency translation effects, included an accounts receivable increase of $8.0 million during the six months ended June 30, 2008, compared to the $10.6 million increase during the same period in 2007. The increases in receivables arise from the effect of increased sales in 2008 and 2007. Inventory increases utilized $5.2 million of cash through the first six months of 2008, as compared to providing $0.1 million of cash in the same six month period last year. Accounts payable increased in the first six months of 2008, providing $11.8 million of cash which compares to the cash provided from an increase in payables of $1.9 million in the first six months of 2007. During both 2008 and 2007, the change in accounts payable resulted from normal payment activities and timing differences. Accrued liabilities increased in the first six months of 2008, providing $1.2 million of cash compared to a $6.5 million use of cash in the first six months of 2007. Cash used in the first six months of 2007 related to payment of accrued liabilities for customer rebates and incentive compensation.
Investing Activities
Investing activities of continuing operations used $7.5 million of cash for the first six months of 2008 compared to net cash provided of $8.8 million for the first six months of 2007. The investing activities relate primarily to capital expenditures which were $4.6 million during the first six months of 2008 compared to $4.5 million during the first six months of 2007.
The 2008 period also included $3.0 million of expenditures to acquire the remaining ownership in our China joint venture. With this purchase, the China joint venture was consolidated in the Company’s results effective April 1, 2008 thus increasing working capital by $0.7 million and increasing net income in the second quarter by $0.2 million. The 2007 period includes $13.8 million of proceeds from the sale of the South African business, a discontinued operation.
Financing Activities
During the first six months ended June 30, 2008, there was $4.5 million of net borrowings under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund working capital requirements and to repay $22.0 million of the second lien facility. For the same period in 2007, the Company had net borrowings of $7.8 million. The borrowings in 2007 were used to fund working capital requirements as described in Operating Activities and to repay $14.0 million of the second lien.
In 2008, we anticipate our capital expenditures will be approximately $15 to $17 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.8 million. The Indenture governing the Senior Subordinated Notes (Notes) requires us to offer to purchase the Notes or retire senior indebtness depending upon the level of Excess Cash Flow and Net Available Cash (as such terms are defined in the Indenture). We anticipate that by April of 2009, we will be required to retire a portion of the outstanding debt under this provision of the Indenture, and we anticipate we will have sufficient financing available, if this occurs. Our $15 million repayment of Second Lien Indebtedness in June 2008 will serve to reduce any such obligation.
We expect our operating cash flow will be sufficient to maintain compliance with the financial covenants of our debt agreements. In addition, we expect our operating cash flow, together with available borrowings under the Working Capital Facility, will be sufficient to meet our anticipated operating expenses, capital expenditures and the debt service requirements and our other obligations for 2008.
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
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting except for that discussed below.
In the Company’s 10-K report issued on March 12, 2008, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness in our procedures for review and approval of the accounting for non-routine transactions. Specifically, our policies and procedures for such review and approval were not effective. As a result of this deficiency, errors existed in the Company’s presentation of discontinued operations that were corrected prior to the issuance of the 2007 consolidated financial statements. In the Company’s 10-K, management also reported it would remediate this weakness through further expansion of its use of outside accounting specialists to work with internal audit resources to review unusual transactions and evaluate the impact for external financial reporting purposes. We believe we had remediated the material weakness as of March 31, 2008 and that the remediation continued to be effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10 — Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the Annual Meeting of Stockholders held on May 6, 2008 and received the votes set forth below:
1. The following were elected to serve as director for a term expiring in 2008, receiving the number of votes set forth below:

Board of Director	For	Withheld
Paul D. Melnuk	12,650,351	1,000
J. Joe Adorjan	12,651,351	0
Andrew L. Berger	12,351,351	0
James B. Gamache	12,650,351	1,000
Marnie S. Gordon	12,651,001	350
Bradley G. Pattelli	12,651,351	0
2. Approval of the Amended and Restated 2004 Stock Incentive Plan was voted upon with 7,847,275 votes for and 4,804,076 votes against or abstaining.
3. Ratification of KPMG as our independent registered public accounts for the year ending December 31, 2007 was voted upon with 12,648,827 votes for and 2,524 votes against or abstaining.
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
Date: August 4, 2008