Form 10-Q
period 2008-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2008-11-03
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☑    No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on October 30, 2008 was 13,509,698.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$13,731	$16,159
Accounts receivable, less allowance for doubtful accounts of $1,000 and $1,000, respectively	93,842	83,852
Inventories	109,539	90,961
Prepaid expenses and other	7,773	6,147
Assets held for sale	871	2,023
Deferred tax assets	2,721	2,721

Total current assets	228,477	201,863
Property, plant and equipment, net of accumulated depreciation of $49,236 and $44,631, respectively	46,262	44,356
Goodwill	187,253	182,163
Intangibles, net	61,338	63,204
Other assets	4,194	5,841

Total assets	$527,524	$497,427

Current Liabilities:
Working capital facility	$28,369	$12,658
Current maturities of long-term obligations	1,944	8,778
Accounts payable	47,857	31,577
Accrued and other liabilities	34,470	28,826
Accrued interest	3,043	8,032
Income taxes payable	4,820	4,664
Deferred tax liability	2,667	2,667
Liabilities related to assets held for sale	4,524	7,417

Total current liabilities	127,694	104,619
Long-term obligations, less current maturities	196,923	213,142
Deferred tax liabilities	56,123	44,306
Other long-term liabilities	12,242	12,989
Minority interest	412	287
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,508,851 shares at September 30, 2008 and 13,368,190 shares at December 31, 2007	135	134
Additional paid-in capital	190,335	186,830
Accumulated deficit	(66,748)	(79,953)
Accumulated other comprehensive income	10,408	15,073

Total stockholders’ equity	134,130	122,084

Total liabilities and stockholders’ equity	$527,524	$497,427

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$139,373	$125,686	$412,275	$368,974
Cost of goods sold	95,477	87,738	278,933	255,490

Gross margin	43,896	37,948	133,342	113,484

Selling, general and administrative expenses	30,294	26,850	87,419	79,217
Amortization of intangibles	669	735	2,005	2,187
Net periodic postretirement benefits	52	138	156	414

Operating income	12,881	10,225	43,762	31,666
Other income (expenses):
Interest	(5,137)	(6,656)	(15,794)	(20,987)
Amortization of deferred financing costs	(235)	(369)	(703)	(1,075)
Minority interest	(28)	59	(149)	6

Income from continuing operations before income tax provision and discontinued operations	7,481	3,259	27,116	9,610
Income tax provision	4,443	1,728	13,116	5,344

Income from continuing operations	3,038	1,531	14,000	4,266
Loss from discontinued operations, net of tax	(320)	(485)	(795)	(168)

Net income	$2,718	$1,046	$13,205	$4,098

Basic and diluted income (loss) per share:
Continuing operations	$0.22	$0.11	$1.04	$0.32
Discontinued operations	(0.02)	(0.04)	(0.06)	(0.02)

Net income	$0.20	$0.07	$0.98	$0.30

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$13,205	$4,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	795	168
Minority interest	149	(6)
Depreciation and amortization	9,346	9,808
Deferred income taxes	7,898	553
Net periodic post-retirement benefits	156	414
Changes in operating assets and liabilities:
Accounts receivable	(9,969)	(9,055)
Inventories	(18,699)	47
Prepaids	(1,235)	(75)
Accounts payable	13,785	1,770
Accrued and other liabilities	6,250	(1,367)
Accrued interest	(4,989)	(4,399)
Other long-term liabilities	(1,017)	—
Other, net	(248)	(1,894)

Net cash provided by operating activities	15,427	62

Cash flows from investing activities:
Capital expenditures	(8,125)	(8,628)
Proceeds from sales of discontinued operations	500	13,783
Purchase of outside interest in joint venture	(3,013)	—
Other	(391)	(983)

Net cash provided by (used in) investing activities	(11,029)	4,172

Cash flows from financing activities:
Borrowings under Working Capital Facility	24,461	20,041
Repayments of Working Capital Facility	(8,750)	(10,046)
Repayments of other debt	(22,829)	(14,940)
Stock compensation expense	1,831	—
Exercise of employee stock purchases	1,920	—
Advances from (to) discontinued operations	(3,322)	(2,058)
Other, net	(253)	1,588

Net cash used in financing activities	(6,942)	(5,415)

Effect of exchange rate changes on cash and cash equivalents	116	869

Net cash used in continuing operations	(2,428)	(312)

Cash flows from discontinued operations
Net cash used in operating activities	(2,711)	(22)
Net cash provided by (used in) investing activities	500	(969)
Net cash provided by financing activities	2,204	1,104
Effect of exchange rates on cash and cash equivalents	(42)	10

Net cash provided by (used in) discontinued operations	(49)	123

Total decrease in cash and cash equivalents	(2,477)	(189)
Total cash and cash equivalents beginning of period	16,435	11,310

Total cash and cash equivalents end of period	$13,958	$11,121

Continuing operations
Cash and cash equivalents beginning of period	$16,159	$11,310
Net cash used in continuing operations	(2,428)	(312)

Cash and cash equivalents end of period	$13,731	$10,998

Discontinued operations
Cash and cash equivalents beginning of period	$276	$—
Net cash provided by (used in) discontinued operations	(49)	123

Cash and cash equivalents end of period	$227	$123

Income taxes paid	$5,409	$2,337

Interest paid	$21,046	$23,698

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Certain information for 2007, primarily accounts related to discontinued operations, has been reclassified to conform to the 2008 presentation.

2.	Significant Accounting Policies

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and are adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$3,452	$3,306	$3,072	$2,978
Charged to costs and expenses	715	596	2,667	3,055
Deductions	(1,043)	(781)	(2,615)	(2,912)

Balance at end of period	$3,124	$3,121	$3,124	$3,121

Foreign Currency

During the second quarter of 2008, the Company recorded an adjustment related to foreign currency translation. The effect of this adjustment would have increased goodwill by $4,558 and increased accumulated other comprehensive income by $2,072 net of $6,630 of deferred income taxes at December 31, 2007, a portion of which related to prior periods. The current year impact of foreign currency in these items included an increase to goodwill of $1,174 and an increase to accumulated other comprehensive income of $920 net of $2,094 of deferred taxes at June 30, 2008. This adjustment did not impact the Company’s net income or cash flows from operating, financing or investing activities for the periods.

Fair Value

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of January 1, 2008 and elected not to apply the fair value option to any of its financial instruments. Thermadyne’s $50 million notional amount interest rate swap agreement is its only significant financial instrument for which hedge accounting is a consideration. This financial instrument is accounted for and reported as a fair value hedge under the requirements of FAS 133 “Accounting for Derivatives and Hedging Activities.”

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

The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $162,750 and $162,750 at September 30, 2008 and December 31, 2007, respectively, is based on available market information.

Recent Accounting Pronouncements

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R on its consolidated financial statements. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce income tax expense as the carryovers are utilized. Accordingly, the Company expects the adoption of SFAS No. 141R to reduce its reported income tax expense in future periods as the carryovers are utilized. By contrast, we currently record the benefits of net operating loss carryovers as a reduction of goodwill when recognized. However due to the tax law complexities and the unpredictability of future income there can be no assurance as to the amount or timing of the income tax savings from use of the tax loss carryovers. This change will not affect cash payments of income taxes.

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its consolidated financial statement disclosures. However, the Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.

3.	Discontinued Operations

On December 21, 2007, the Company committed to a plan to dispose of its cutting table business, C&G Systems (“C&G”). A definitive sales agreement was signed with closing occurring on January 18, 2008. Based on the sales price of $500, a loss of $570 (net of $350 of tax) was recorded in 2007 as a component of discontinued operations. The assets and liabilities were classified as held for sale at December 31, 2007.

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. Final negotiations and collections associated with the sale of the building and land are expected to be completed during the fourth quarter of 2008. It is estimated the sale will provide approximately $3,000 of net cash proceeds which will be utilized to partially satisfy the $4,500 of accrued liabilities. These accrued liabilities include potential tax liabilities asserted by Brazilian authorities.

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a note payable bearing 14% interest payable. The note is denominated in South African Rand, is due in May 2010, and had a U.S. conversion value of $3.7 million as of September 30, 2008.

The tables below set forth certain information related to the C&G, Brazil, and South Africa, operations included in discontinued operations for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
			South
	C&G	Brazil	Africa	Soltec	Total

Net sales	$—	$5	—	—	$5
Operating expenses	—	(616)	—	—	(616)
Other expenses	—	(8)	—	—	(8)
Income tax provision	—	196	—	—	196
Adjustment in carrying value of related assets and reserves, net of tax	—	103	—	—	103

Net income (loss) from discontinued operations	$—	$(320)	$—	$—	$(320)

	Nine Months Ended September 30, 2008
			South
	C&G	Brazil	Africa	Soltec	Total

Net sales	$68	$457	$—	$—	$525
Operating expenses	(218)	(1,153)	—	—	(1,371)
Other expenses	—	(115)	—	—	(115)
Income tax provision	—	196	—	—	196
Adjustment in carrying value of related assets
and reserves, net of tax	(44)	22	(1)	(7)	(30)

Net income (loss) from discontinued operations	$(194)	$(593)	$(1)	$(7)	$(795)

	Three Months Ended September 30, 2007
			South
	C&G	Brazil	Africa	Soltec	Total

Net sales	$923	$3,779	$—	$—	$4,702
Operating expenses	(1,143)	(3,813)	—	—	(4,956)
Other expenses	—	(163)	—	—	(163)
Income tax provision	—	—	—	—	—
Adjustment in carrying value of related assets
and reserves, net of tax	—	—	(37)	(31)	(68)

Net income (loss) from discontinued operations	$(220)	$(197)	$(37)	$(31)	$(485)

	Nine Months Ended September 30, 2007
			South
	C&G	Brazil	Africa	Soltec	Total

Net sales	$3,284	$10,386	$16,230	$—	$29,900
Operating expenses	(3,315)	(10,986)	(14,378)	—	(28,679)
Other expenses	—	(272)	(229)	—	(501)
Income tax (provision) benefit	—	—	(515)	—	(515)
Adjustment in carrying value of related assets and reserves, net of tax	—	(400)	357	(330)	(373)

Net income (loss) from discontinued operations	$(31)	$(1,272)	$1,465	$(330)	$(168)

Selected balance sheet items for the discontinued operations classified as held for sale as of September 30, 2008 and December 31, 2007 are as follows:

	At September 30, 2008
	C&G	Brazil	Total

Cash	$—	$227	$227
Accounts receivable	—	279	279
Other assets	—	365	365

	$—	$871	$871

Accounts payable and other liabilities	$—	$4,524	$4,524

	At December 31, 2007
	C&G	Brazil	Total

Cash	$—	$276	$276
Accounts receivable	264	750	1,014
Inventories	437	93	530
Other assets	17	186	203

	$718	$1,305	$2,023

Accounts payable and other liabilities	$534	$6,883	$7,417

4.	Inventories

The composition of inventories was as follows:

	September 30,	December 31,
	2008	2007
Raw materials and component parts	$42,713	$32,675
Work-in-process	13,983	11,374
Finished goods	65,169	57,337

	121,865	101,386
LIFO reserve	(12,326)	(10,425)

	$109,539	$90,961

5.	Intangible Assets

The composition of intangibles was as follows:

	September 30,	December 31,
	2008	2007
Goodwill (See Note 2)	$187,253	$182,163
Patents and customer relationships	42,265	42,126
Trademarks	33,403	33,403

	262,921	257,692
Accumulated amortization of patents and customer relationships	(14,330)	(12,325)

	$248,591	$245,367

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market value, market capitalization and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. Impairment is tested annually as of October 1 and more frequently if circumstances warrant. The most recent test performed as of October 2007 found an impairment adjustment was not necessary.

The change in the carrying amount of goodwill was as follows (See Note 2):

Carrying Amount
of Goodwill
Balance as of December 31, 2007	$182,163
Increase in balance due to acquisition	1,794
Foreign currency translation	3,296

Balance as of September 30, 2008	$187,253

Amortization of patents and customer relationships amounted to $669 and $2,005 for the three month and nine month periods ended September 30, 2008, respectively, and to $735 and $2,187 of expense for the three month and nine month periods ended September 30, 2007.

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	September 30,	December 31,
	2008	2007
Working Capital Facility	$28,369	$12,658
Second-Lien Facility	14,000	36,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	9,700	10,625
Other	167	295

	227,236	234,578
Current maturities and working capital facility	(30,313)	(21,436)

	$196,923	$213,142

At September 30, 2008, $7,295 of letters of credit were outstanding and unused availability, net of these letters of credit, was $57,893 under the Company’s borrowing agreements.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At September 30, 2008 and December 31, 2007, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

7.	Derivative Instruments

Interest rate differentials associated with the interest rate swap are recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the interest rate swap. The interest rate swap converts fixed rate exposure to variable for a notional value of $50,000. As of September 30, 2008, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged decreasing this amount by $127. At September 30, 2008, the fair value of the interest rate swap was $168 and has been recorded as a component of other long-term assets. For the three months and nine months ended September 30, 2008, the Company realized a decrease in its interest expense as a result of the interest rate swap of $184 and $813, respectively. For the three months and nine months ended September 30, 2007, the Company realized an increase in its interest expense as a result of the interest rate swap of $16 and $189, respectively.

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
The Company has one asset that is within the provisions of SFAS 157, the interest rate swap derivative asset discussed in Note 7. At September 30, 2008, the fair value of this asset is $168 measured at Level 2 fair value on a recurring basis.

9.	Comprehensive Income

Comprehensive income for the three months and nine months ended September 30, 2008 and 2007 was as follows (See Note 2):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$2,718	$1,046	$13,205	$4,098
Foreign currency translation	(9,421)	1,420	649	5,037
Minimum pension liability	—	—	—	—
Minimum post-retirement liability	(56)	—	(169)	—
Deferred income tax effects	3,579	—	(5,145)	—

Comprehensive income	$(3,180)	$2,466	$8,540	$9,135

10.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

The deferred tax benefit from the reduction in the valuation allowances related to pre-emergence bankruptcy net operating loss carryovers must be recognized as an adjustment to entries recorded in connection with fresh start accounting. Therefore, any reduction in those valuation allowances will not reduce the Company’s current year provision for taxes, but must instead adjust the balance sheet. The Company’s 2008 income tax provision reflects the inclusion of the foreign source income of the foreign subsidiaries without a corresponding benefit for the related foreign tax credits. These matters combined to create a higher than expected effective tax rate which the Company anticipates will continue for the foreseeable future. The income taxes currently payable are estimated as 23-25% of income from continuing operations before income tax provision and discontinued operations.

For 2008, the Company’s management estimates that actual cash income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income. At the beginning of 2008, the Company had approximately $121,100 in U.S. net operating loss carryovers, including $60,400 of pre-emergence NOL carryovers for which the related income tax benefit, if realized, will adjust the balance sheet.

The Company adopted, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 prescribes the income tax amounts to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of potential tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company had $2,500 of accrued liabilities for uncertain tax positions as of September 30, 2008, including interest of $400. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. The Company expects its accrued liabilities for uncertain tax positions as of September 30, 2008 will decrease approximately $700 in the fourth quarter of 2008 as the statute of limitations passes on certain issues which have not been asserted by certain taxing authorities.

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

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations. At September 30, 2008, the Company was a co-defendant in 349 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. The Judicial Panel on Multidistrict Litigation has consolidated a large number of these cases for pretrial proceedings in the Northern District of Ohio. As of September 30, 2008, 132 of the 349 cases naming the Company are pending in the multidistrict proceeding. Between September 1, 2003 and September 30, 2008, the Company was dismissed from 1,114 other cases with similar allegations.

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

12.	Stock Options and Stock-Based Compensation

The Company utilizes the modified prospective method of SFAS No. 123(R), Share-Based Payment, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was $738 and $1,831 for the three months and nine months ended September 30, 2008, respectively, and $483 and $1,203 for the three months and nine months ended September 30, 2007, respectively.

The estimated fair value of the restricted stock awards is determined as the closing price of the stock as of the date of the awards. The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options; the expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.

As of September 30, 2008, options to purchase 1,355,506 shares were outstanding under the 2004 Stock Incentive Plan and other specific agreements. Changes in stock options during the nine months ended September 30, 2008, are as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at December 31, 2007	1,527,830	$13.56
Granted	29,575	$14.39
Exercised	(131,931)	$13.01
Forfeited or expired	(69,968)	$13.17

Options outstanding at September 30, 2008	1,355,506	$13.65	7.0	$4,091

Options exercisable at September 30, 2008	740,212	$13.22	6.5	$2,556

There were 69,580 options exercised in the three-month period ended September 30, 2008, and 131,931 options were exercised in the nine-month period ended September 30, 2008. In the prior year, 21,856 options were exercised in the nine months ended September 30, 2007, with 10,274 options exercised in the three months ended September 30, 2007. The value of the options exercised in the three-month period ended September 30, 2008 and 2007 was $916 and $133, respectively. The value of the options exercised in the nine-month period ended September 30, 2008 and 2007 was $1,717 and $279, respectively. The fair value of options vested during the three-month and nine month periods ended September 30, 2008 was $122 and $791, respectively.

The Company also granted 1,015 restricted shares in March 2008, 190,680 restricted shares in May 2008 and 3,344 restricted shares in June 2008 to various employees which vest if established performance targets related to return on invested operating capital are achieved for the 3 year period ending December 31, 2010.

At September 30, 2008, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $4,663 and the weighted average period over which this amount is expected to be recognized was approximately 2.21 years.

13.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) applicable to common shares
Continuing operations	$3,038	$1,531	$14,000	$4,266
Discontinued operations	(320)	(485)	(795)	(168)

Net income	$2,718	$1,046	$13,205	$4,098

Denominator:
Weighted average shares for basic earnings per share	13,469,821	13,364,414	13,409,491	13,348,950
Dilutive effect of stock options	396,699	193,151	101,388	93,813

Weighted average shares for diluted earnings per share	13,866,520	13,557,564	13,510,879	13,442,763

Basic and diluted income (loss) per share amounts:
Continuing operations	$0.22	$0.11	$1.04	$0.32
Discontinued operations	$(0.02)	$(0.04)	$(0.06)	$(0.02)

Net income	$0.20	$0.07	$0.98	$0.30

14.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	311	312	52	138
Expected return on plan assets	(365)	(312)	—	—
Recognized (gain) loss	—	—	—	—

Net periodic benefit cost	$(54)	$—	$52	$138

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	933	936	156	414
Expected return on plan assets	(1,095)	(936)	—	—
Recognized (gain) loss	—	—	—	—

Net periodic benefit cost	$(162)	$—	$156	$414

The required contributions to the pension benefit plan for 2008 of $874 were made as of September 30, 2008. Other postretirement benefit payments are incurred throughout 2008 and are projected to be approximately $700.

15.	Segment Information

The Company’s continuing operations are comprised of several product lines and operating locations. The similarity of products, paths to market, end users, and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis. Accordingly, management has concluded the Company operates in one segment. Reportable geographic regions are the Americas (United States, Canada, Mexico, Latin America and South America), Europe/Middle East and Asia-Pacific.

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales:
Americas	$99,402	$91,741	$292,480	$273,466
Europe/Middle East	9,033	8,283	29,740	25,857
Asia-Pacific	30,938	25,662	90,055	69,651

	$139,373	$125,686	$412,275	$368,974

	September 30,	December 31,
	2008	2007
Identifiable Assets (excluding working capital and intangibles):
Americas	$39,619	$39,955
Europe/Middle East	1,887	1,860
Asia-Pacific	8,800	8,831

	$50,306	$50,646

16.	Minority Interests

Minority shareholders hold 10% of one of the Company’s Italian subsidiaries. The shareholder agreement with this Italian subsidiary includes provisions that allow the minority shareholders to put their ownership in the entity back to the Company and, conversely, provide the Company a call option to purchase the outstanding minority interest. The exercise period for the put and call options associated with the minority interest in the Italian subsidiary expires on December 31, 2010. The purchase price of the option is determined based on a specific formula outlined in the shareholder agreement. At September 30, 2008, the maximum payment to satisfy the option is approximately $900 based on the formula in the agreement.

17.	Condensed Consolidating Financial Statements

Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following financial information presents the guarantors and non-guarantors as of September 30, 2008 and December 31, 2007, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9,411	$4,320	$—	$13,731
Accounts receivable, net	—	83,273	10,569	—	93,842
Inventories	—	95,975	13,564	—	109,539
Prepaid expenses and other	—	7,337	436	—	7,773
Assets held for sale	—	—	871	—	871
Current deferred tax assets	—	2,721	—	—	2,721

Total current assets	—	198,717	29,760	—	228,477
Property, plant and equipment, net	—	37,515	8,747	—	46,262
Goodwill	—	187,253	—	—	187,253
Intangibles, net	—	54,587	6,751	—	61,338
Other assets	2,844	1,350	—	—	4,194
Investment in and advances to subsidiaries	212,709	—	—	(212,709)	—

Total assets	$215,553	$479,422	$45,258	$(212,709)	$527,524

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital	$—	$28,369	$—	$—	$28,369
Current maturities of long-term obligations	—	1,694	250	—	1,944
Accounts payable	—	40,608	7,249	—	47,857
Accrued and other liabilities	—	31,797	2,673	—	34,470
Accrued interest	2,797	246	—	—	3,043
Income taxes payable	—	4,163	657	—	4,820
Deferred tax liability	—	2,667	—	—	2,667
Liabilities applicable to assets held for sale	—	—	4,524	—	4,524

Total current liabilities	2,797	109,544	15,353	—	127,694
Long-term obligations, less current maturities	175,000	21,517	406	—	196,923
Deferred tax liabilities	—	56,123	—	—	56,123
Other long-term liabilities	168	11,501	573	—	12,242
Minority interest	—	—	412	—	412
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	190,335	—	—	—	190,335
Retained earnings (accumulated deficit)	(66,748)	34,317	(67,866)	33,549	(66,748)
Accumulated other comprehensive income (loss)	10,408	(45,891)	37,987	7,904	10,408

Total shareholders’ equity (deficit)	134,130	(11,574)	(29,879)	41,453	134,130
Net equity (deficit) and advances to / from subsidiaries	(96,542)	292,311	58,393	(254,162)	—

Total liabilities and shareholders’ equity (deficit)	$215,553	$479,422	$45,258	$(212,709)	$527,524

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,636	$1,523	$—	$16,159
Accounts receivable, net	—	75,163	8,689	—	83,852
Inventories	(115)	80,449	10,627	—	90,961
Prepaid expenses and other	—	5,271	876	—	6,147
Assets held for sale	—	—	2,023	—	2,023
Current deferred tax assets	—	2,721	—	—	2,721

Total current assets	(115)	178,240	23,738	—	201,863
Property, plant and equipment, net	—	36,464	7,892	—	44,356
Goodwill	—	182,163	—	—	182,163
Intangibles, net	—	58,195	5,009	—	63,204
Other assets	4,170	1,671	—	—	5,841
Investment in and advances to subsidiaries	181,271	—	—	(181,271)	—

Total assets	$185,326	$456,733	$36,639	$(181,271)	$497,427

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital	$—	$12,658	$—	$—	$12,658
Current maturities of long-term obligations	—	8,578	200	—	8,778
Accounts payable	—	27,636	3,941	—	31,577
Accrued and other liabilities	—	26,736	2,090	—	28,826
Accrued interest	7,741	291	—	—	8,032
Income taxes payable	—	4,178	486	—	4,664
Deferred tax liability	—	2,667	—	—	2,667
Liabilities applicable to assets held for sale	—	—	7,417	—	7,417

Total current liabilities	7,741	82,744	14,134	—	104,619
Long-term obligations, less current maturities	175,000	37,650	492	—	213,142
Deferred tax liabilities	—	44,306	—	—	44,306
Other long-term liabilities	296	12,136	557	—	12,989
Minority interest	—	—	287	—	287
Shareholders’ equity (deficit):
Common stock	134	—	—	—	134
Additional paid-in-capital	186,830	—	—	—	186,830
Retained earnings (accumulated deficit)	(79,953)	11,306	(71,860)	60,554	(79,953)
Accumulated other comprehensive income (loss)	15,073	(12,296)	20,937	(8,641)	15,073

Total shareholders’ equity (deficit)	122,084	(990)	(50,923)	51,913	122,084
Net equity (deficit) and advances to / from subsidiaries	(119,795)	280,887	72,092	(233,184)	—

Total liabilities and shareholders’ equity (deficit)	$185,326	$456,733	$36,639	$(181,271)	$497,427

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$468,534	$38,360	$(94,619)	$412,275
Cost of goods sold	—	345,765	28,161	(94,993)	278,933

Gross margin	—	122,769	10,199	374	133,342

Selling, general and administrative expenses	1,288	82,024	4,107	—	87,419
Amortization of intangibles	—	2,004	1	—	2,005
Net periodic postretirement benefits	—	156	—	—	156

Operating income (loss)	(1,288)	38,585	6,091	374	43,762

Other income (expense):
Interest, net	(12,511)	(3,236)	(47)	—	(15,794)
Amortization of deferred financing costs	(375)	(328)	—	—	(703)
Equity in net income (loss) of subsidiaries	27,379	—	—	(27,379)	—
Minority interest	—	(149)	—	—	(149)

Income (loss) from continuing operations before income tax provision and discontinued operations	13,205	34,872	6,044	(27,005)	27,116

Income tax provision	—	11,861	1,255	—	13,116

Income (loss) from continuing operations	13,205	23,011	4,789	(27,005)	14,000

Loss from discontinued operations, net of tax	—	—	(795)	—	(795)

Net income (loss)	$13,205	$23,011	$3,994	$(27,005)	$13,205

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$162,430	$15,179	$(38,236)	$139,373
Cost of goods sold	—	122,251	11,403	(38,177)	95,477

Gross margin	—	40,179	3,776	(59)	43,896

Selling, general and administrative expenses	738	28,142	1,414	—	30,294
Amortization of intangibles	—	669	—	—	669
Net periodic postretirement benefits	—	52	—	—	52

Operating income (loss)	(738)	11,316	2,362	(59)	12,881

Other income (expense):
Interest, net	(4,191)	(935)	(11)	—	(5,137)
Amortization of deferred financing costs	(125)	(110)	—	—	(235)
Equity in net income (loss) of subsidiaries	7,772	—	—	(7,772)	—
Minority interest	—	(28)	—	—	(28)

Income (loss) from continuing operations before income tax provision and discontinued operations	2,718	10,243	2,351	(7,831)	7,481

Income tax provision	—	3,917	526	—	4,443

Income (loss) from continuing operations	2,718	6,326	1,825	(7,831)	3,038

Loss from discontinued operations, net of tax	—	—	(320)	—	(320)

Net income (loss)	$2,718	$6,326	$1,505	$(7,831)	$2,718

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$418,012	$22,821	$(71,859)	$368,974
Cost of goods sold	—	310,733	16,410	(71,653)	255,490

Gross margin	—	107,279	6,411	(206)	113,484

Selling, general and administrative expenses	1,046	75,963	2,208	—	79,217
Amortization of intangibles	—	2,187	—	—	2,187
Net periodic postretirement benefits	—	414	—	—	414

Operating income (loss)	(1,046)	28,715	4,203	(206)	31,666

Other income (expense):
Interest, net	(14,199)	(6,690)	(98)	—	(20,987)
Amortization of deferred financing costs	(375)	(700)	—	—	(1,075)
Equity in net income (loss) of subsidiaries	23,206	—	—	(23,206)	—
Minority interest	—	6	—	—	6

Income (loss) from continuing operations before income tax provision and discontinued operations	7,586	21,331	4,105	(23,412)	9,610

Income tax provision	—	3,686	1,658	—	5,344

Income (loss) from continuing operations	7,586	17,645	2,447	(23,412)	4,266

Loss from discontinued operations, net of tax	—	—	(168)	—	(168)

Net income (loss)	$7,586	$17,645	$2,279	$(23,412)	$4,098

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$142,161	$7,267	$(23,742)	$125,686
Cost of goods sold	—	106,153	5,157	(23,572)	87,738

Gross margin	—	36,008	2,110	(170)	37,948

Selling, general and administrative expenses	333	25,254	1,263	—	26,850
Amortization of intangibles	—	735	—	—	735
Net periodic postretirement benefits	—	138	—	—	138

Operating income (loss)	(333)	9,881	847	(170)	10,225

Other income (expense):
Interest, net	(4,847)	(1,788)	(21)	—	(6,656)
Amortization of deferred financing costs	(125)	(244)	—	—	(369)
Equity in net income (loss) of subsidiaries	6,351	—	—	(6,351)	—
Minority interest	—	59	—	—	59

Income (loss) from continuing operations before income tax provision and discontinued operations	1,046	7,908	826	(6,521)	3,259

Income tax provision	—	1,264	464	—	1,728

Income (loss) from continuing operations	1,046	6,644	362	(6,521)	1,531

Loss from discontinued operations, net of tax	—	—	(485)	—	(485)

Net income (loss)	$1,046	$6,644	$(123)	$(6,521)	$1,046

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$8,520	$31,599	$(1,101)	$(23,591)	$15,427
Cash flows from investing activities:
Capital expenditures	—	(7,148)	(977)	—	(8,125)
Proceeds from sales of assets	—	500	—	—	500
Purchase of outside interest in joint venture	824	—	(3,837)	—	(3,013)
Other	—	(138)	(253)	—	(391)

Net cash provided by (used in) investing activities	824	(6,786)	(5,067)	—	(11,029)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	24,461	—	—	24,461
Repayments under revolving credit facility	—	(8,750)	—	—	(8,750)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(22,810)	(19)	—	(22,829)
Advances to / from discontinued operations	(12,849)	(23,103)	9,039	23,591	(3,322)
Other	3,505	(7)	—	—	3,498

Net cash provided by (used in) financing activities	(9,344)	(30,209)	9,020	23,591	(6,942)
Effect of exchange rate changes on cash and cash equivalents	—	172	(56)	—	116

Net cash provided by (used in) continuing operations	—	(5,224)	2,796	—	(2,428)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,712)	—	(2,712)
Net cash provided by investing activities	—	—	500	—	500
Net cash provided by financing activities	—	—	2,205	—	2,205
Effect of exchange rate changes on cash and cash equivalents	—	—	(42)	—	(42)

Net cash used in discontinued operations	—	—	(49)	—	(49)

Total increase (decrease) in cash and cash equivalents	—	(5,224)	2,747	—	(2,477)
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$9,413	$4,545	$—	$13,958

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(60)	$9,040	$(1,975)	$(6,943)	$62
Cash flows from investing activities:
Capital expenditures	—	(7,905)	(723)	—	(8,628)
Proceeds from sales of assets	—	13,783	—	—	13,783
Acquisition of minority interest	—	—	—	—	—
Other	(205)	(763)	(15)	—	(983)

Net cash provided by (used in) investing activities	(205)	5,115	(738)	—	4,172
Cash flows from financing activities:
Borrowings under revolving credit facility	—	19,884	157	—	20,041
Repayments under revolving credit facility	—	(10,046)	—	—	(10,046)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(14,875)	(65)	—	(14,940)
Changes in net equity and advances to / from discontinued operations	(1,323)	(10,466)	2,788	6,943	(2,058)
Other	1,588	—	—	—	1,588

Net cash provided by (used in) financing activities	265	(15,503)	2,880	6,943	(5,415)
Effect of exchange rate changes on cash and cash equivalents	—	582	287	—	869

Net cash provided by (used in) continuing operations	—	(766)	454	—	(312)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(22)	—	(22)
Net cash used in investing activities	—	—	(969)	—	(969)
Net cash provided by financing activities	—	—	1,104	—	1,104
Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10

Net cash provided by discontinued operations	—	—	123	—	123

Total increase (decrease) in cash and cash equivalents	—	(766)	577	—	(189)
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$8,441	$2,680	$—	$11,121

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
Our manufacturing costs are one of the key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. When available, we have also initiated nine to twelve month forward purchase commitments for certain commodities to provide some stability in costs for periods of time. However, in recent years and through much of the nine months ending September 30, 2008 the cost of many of the commodities we purchase has been escalating rapidly, negatively impacting margins. In recent years, to help mitigate manufacturing cost increases, we have also taken steps to reduce our manufacturing overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products.
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
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors in Part II, Item 1a (a) general economic conditions, including political and economic uncertainty in various areas of the world where we do business, (b) the cyclicality of our business and those of our customers, (c) actions taken by our competitors that affect our ability to retain our customers, (d) our international sales and operations are subject to numerous risks, including currency exchange fluctuations, differing protections of intellectual property, trade barriers, and regional economic uncertainty, (e) the cost and availability of raw materials, (f) the effectiveness of our cost reduction initiatives, (g) consolidation within our customer base and the resulting increased concentration of our sales, (h) our ability to meet customer needs by introducing new and enhanced products, (i) our ability to comply with the terms of our debt instruments, obtain financing and service our debt, and the impact of changes in interest rates, (j) unforeseen liabilities arising from litigation, including product liability risks, (k) our relationship with our employees and our ability to retain qualified management personnel and attract new management personnel and (l) the costs of compliance with and liabilities arising under environmental laws and regulations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the Risk Factors in Part II, Item 1a.
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
Key financial measurements we use to evaluate the results of our business as well as the operations of our individual units include customer order levels and mix, sales order profitability, production volumes and variances, selling, general and administrative expenses, earnings before interest, taxes, and depreciation and amortization, operating cash flows, capital expenditures and controllable working capital. We define controllable working capital as accounts receivable, inventory and accounts payable. These measurements are reviewed monthly, quarterly and annually and are compared with historical periods, as well as objectives that are established by management and approved by our Board of Directors.
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three months and nine months ended September 30, 2008, and 2007. The amounts have been adjusted to reflect the impact of discontinued operations. See Note 3 – Discontinued Operations in our consolidated financial statements.
Net sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net sales summary:
U.S. net sales	$74,223	$72,237	2.7%	$225,121	$219,170	2.7%
International net sales	65,150	53,449	21.9%	187,154	149,804	24.9%

Consolidated net sales	$139,373	$125,686	10.9%	$412,275	$368,974	11.7%

Net sales from continuing operations for the three months ended September 30, 2008 were $139.4 million, which was a 10.9% increase over net sales of $125.7 million for the same three months in 2007. Sales within the U.S. were $74.2 million for the third quarter of 2008 compared to $72.2 million for the same period last year, which is an increase of 2.7%. International sales were $65.2 million for the three months ended September 30, 2008 compared to $53.4 million for the second quarter of 2007, or an increase of 21.9%. Net sales for the three months ended September 30, 2008 compared to the three months for the same period in 2007 increased $13.7 million with approximately $12.4 million from increased demand and price increases and $1.3 million due to foreign currency translation.
Net sales from continuing operations for the nine months ended September 30, 2008 were $412.3 million, which was a 11.7% increase over net sales of $369.0 million for the same nine months in 2007. Sales within the U.S. were $225.1 million for the first nine months of 2008 compared to $219.2 million for the same period last year, which is an increase of 2.7%. International sales were $187.2 million for the nine months ended September 30, 2008 compared to $149.8 million for the first nine months of 2007, or an increase of 24.9%. Net sales for the nine months ended September 30, 2008 compared to the nine months for the same period in 2007 increased $43.3 million with approximately $33.0 million from increased demand and price increases and $10.3 million due to foreign currency translation.

Gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Gross margin	$43,896	$37,948	15.7%	$133,342	$113,484	17.5%
Gross margin from continuing operations for the third quarter of 2008 was $43.9 million, or 31.5% of net sales, increasing from $37.9 million, or 30.2% of net sales, for the same period in 2007. Gross margin as a percent of sales increased as a result of the combined effects of the cost savings from the Company’s TCP continuous improvement program and the price increases in August 2007 and April 2008. For the quarter, these combined to more than offset the continuing increases in various commodity costs, particularly for copper, steel and carbons.
Gross margin from continuing operations for the first nine months of 2008 was $133.3 million, or 32.3% of net sales, increasing from $113.5 million, or 30.8% of net sales, for the same period in 2007. The combined impact of the TCP cost savings, more stable costs of certain commodities due to the benefit of forward purchase commitments arranged earlier in the year, and the price increases also increased gross margin as a percent of sales for the nine month period, more than offsetting the continuing increases in various commodity costs, particularly for copper, steel and carbons.
Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Selling, general and administrative expenses	$30,294	$26,850	12.8%	$87,419	$79,217	10.4%
Selling, general and administrative (“SG&A”) expenses were $30.3 million, or 21.7% of net sales, for the three months ended September 30, 2008 as compared to $26.8 million, or 21.4% of net sales, for the three months ended September 30, 2007. The SG&A expenses in 2008 compared to 2007 reflect increases of approximately $0.4 million for foreign currency translations and general cost increases of $3.1 million including increases in sales and operations associates throughout the Company’s worldwide facilities and added annual and long-term incentive compensation expenses. Foreign currency transactional losses of $0.6 million are reflected in SG&A for the three months ended September 30, 2008 with foreign currency gains of $0.4 million in the three months ended September 30, 2007.
Selling, general and administrative expenses were $87.4 million, or 21.2% of net sales, for the nine months ended September 30, 2008 as compared to $79.2 million, or 21.5% of net sales, for the nine months ended September 30, 2007. The SG&A expenses in 2008 compared to 2007 reflect increases of approximately $2.1 million for foreign currency translations and general cost increases of $6.1 million including increases in new product development activities, the addition of sales and operations associates throughout the Company’s worldwide facilities, and added annual and long-term incentive compensation expenses. Foreign currency transactional gains and losses reflected in SG&A for the nine months ended September 30, 2008 and 2007 were minor.
Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest expense	$5,137	$6,656	(22.8%)	$15,794	$20,987	(24.7%)
Interest expense for the three months ended September 30, 2008 was $5.1 million, decreasing from $6.7 million for the three months ended September 30, 2007. The average indebtedness was approximately 10% less than in the prior year’s third quarter. In addition, the effective interest rate declined approximately 160 basis points. This reflects the combined benefit of the lower Libor rates impacting approximately 40% of the Company’s total debt and the reduced interest rate grids for the Working Capital and the Second Lien Facilities, as a result of the amendments to the Agreements in June 2007. In addition, the Special Interest Adjustment applicable to the Senior Subordinated Notes declined 50 basis points to 0.75% effective April 1, 2008. Another 50 basis point reduction to 0.25% is effective October 1, 2008 due to the reduced leverage ratio.

Interest expense for the nine months ended September 30, 2008 was $15.8 million, decreasing from $21.0 million for the nine months ended September 30, 2007. The average indebtedness was approximately 10% less than in the prior year’s first nine months. In addition, the effective interest rate declined approximately 280 basis points. This reflects the combined benefit of the lower Libor rates impacting approximately 40% of the Company’s total debt and the reduced interest rate grids for the Working Capital and the Second Lien Facilities, as a result of the amendments to the Agreements in June 2007. The second quarter reduction of the Special Interest Adjustment also benefited the comparative nine month periods.
Income tax provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income tax provision	$4,443	$1,728	157.1%	$13,116	$5,344	145.4%
An income tax provision of $4.4 million and $1.7 million for continuing operations was recorded on pretax income of $7.5 million and $3.3 million for the three months ended September 30, 2008 and 2007, respectively. For the 2008 third quarter, the effective income tax rate was 59% versus 53% in the comparable prior year period. The Company’s effective income tax rate determination includes in U.S. taxable income of a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits, which are carried forward. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of the foreign earnings in U.S. taxable income.
An income tax provision of $13.1 million and $5.3 million for continuing operations was recorded on pretax income of $27.1 million and $9.6 million for the nine months ended September 30, 2008 and 2007, respectively. For the first nine months of 2008, the effective income tax rate was 48% versus 56% in the comparable prior year period. The Company’s effective income tax rate determination includes in U.S. taxable income of a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits, which are carried forward. The proportional significance of the foreign earnings subject to inclusion in the U.S. taxable income declined in 2008. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of the foreign earnings in U.S. taxable income.
Income (loss) from discontinued operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income (loss) from discontinued operations	$(320)	$(485)	(34.0%)	$(795)	$(168)	373.2%
Loss from discontinued operations was $0.3 million during the third quarter of 2008, compared to income of $0.5 million for the quarter ended September 30, 2007. The change in results for discontinued operations reflects increases in the estimated tax related contingencies and the unfavorable impact of the foreign currency denominated contingencies.
Loss from discontinued operations was $0.8 million during the first nine months of 2008, compared to income of $0.2 million for the nine months ended September 30, 2007. The change in results for discontinued operations reflects primarily the increases in the estimated tax related contingencies and the unfavorable impact of the foreign currency denominated contingencies, as well as, certain disposal activities and normal adjustments to related carrying values.
RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R on its consolidated financial statements. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce income tax expense as the carryovers are utilized. Accordingly, the Company expects the adoption of SFAS No. 141R to reduce its reported income tax expense in future periods as the carryovers are utilized. By contrast, we currently record the benefits of net operating loss carryovers as a reduction of goodwill when recognized. However due to the tax law complexities and the unpredictability of future income there can be no assurance as to the amount or timing of the income tax savings from use of the tax loss carryovers. This change will not affect cash payments of income taxes.

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its consolidated financial statement disclosures. However, the Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash will be working capital needs, debt service obligations and manufacturing and other equipment purchases. We expect that ongoing requirements for working capital, debt service, and equipment purchases will be funded from operating cash flow and borrowings under the Working Capital Facility, described below. We may also utilize industrial development bond financing in connection with equipment purchases over the next two to three years subject to a maximum aggregate borrowing of $10 million.
The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Net cash provided by (used in) continuing operations :
Operating activities	$15,427	$62
Investing activities	(11,029)	4,172
Financing activities	(6,942)	(5,415)
Effect of exchange rates	116	869

Cash used in continuing operations	$(2,428)	$(312)

Operating Activities
Cash provided by operating activities from continuing operations for the first nine months of 2008 was $15.4 million compared to the $0.1 million of cash provided during the same time period in 2007. This includes the change in operating assets and liabilities which used $16.1 million of cash during the nine months ended September 30, 2008, compared to the $15.0 million of cash used in the nine months ended September 30, 2007. The changes in operating assets and liabilities, excluding foreign currency translation effects, included an accounts receivable increase of $10.0 million during the nine months ended September 30, 2008, compared to the $9.1 million increase during the same period in 2007. The increases in receivables arise from the effect of increased sales in 2008 and 2007. Inventory increases utilized $18.7 million of cash through the first nine months of 2008, as compared to providing $0.1 million of cash in the same nine month period last year. Inventories were increased during 2008 to support growth and to provide increased safety stocks due to the lengthening of delivery times for component parts from our globally dispersed suppliers. Accounts payable increased in the first nine months of 2008, providing $13.8 million of cash which compares to the cash provided from an increase in payables of $1.8 million in the first nine months of 2007. During both 2008 and 2007, the change in accounts payable resulted from normal payment activities and timing differences. Accrued liabilities increased in the first nine months of 2008, providing $1.3 million of cash compared to a $5.8 million use of cash in the first nine months of 2007. Cash used in the first nine months of 2007 related to payment of accrued liabilities for customer rebates and incentive compensation.

Investing Activities
Investing activities of continuing operations used $11.0 million of cash for the first nine months of 2008 compared to net cash provided of $4.2 million for the first nine months of 2007. The investing activities included capital expenditures of $8.1 million during the first nine months of 2008 compared to $8.6 million during the first nine months of 2007.
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
Financing Activities
During the first nine months ended September 30, 2008, there was $15.7 million of net borrowings under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund working capital requirements of $16.1 million and to repay $22.0 million of the second lien facility. For the same period in 2007, the Company had net borrowings of $10.0 million. The borrowings in 2007 were used to fund working capital requirements as described in Operating Activities and to repay $14.0 million of the second lien.
At September 30, 2008, unused availability, net of letters of credit, was $57,893 under the Company’s borrowing agreements. As of September 30, 2008, availability increased approximately $14,000 with the addition of eligible receivables and inventories held by the Company’s Australian subsidiary.
In 2008, we anticipate our capital expenditures will be approximately $13 million. In addition, we expect that our debt service obligations related to capital leases and foreign credit lines, excluding interest expense, will be approximately $1.8 million. The Indenture governing the Senior Subordinated Notes (Notes) requires us to offer to purchase the Notes or retire senior indebtness depending upon the level of Excess Cash Flow and Net Available Cash (as such terms are defined in the Indenture) by April of 2009. Our $15 million repayment of Second Lien Indebtedness in June 2008 will serve to reduce any such obligation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risk relates to fluctuations in currency exchange rates, commodity price risks and interest rates.
We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are material to our financial results. We do not manage our foreign currency transactional exposure through foreign currency forward or option contracts. Our sales are predominantly U.S. dollar denominated. A portion of our sales reflect pound sterling versus Euro transactional risk. Materials purchases for our Asia Pacific region have Australian dollar versus U.S. dollar transactional risk. The Company incurred foreign currency transaction losses of $0.6 million in the three months ended September 30, 2008 and losses of $31 thousand for the nine months ended September 30, 2008. This compares to gains of $0.4 million and $0.2 million during the three and nine months ended September 30, 2007, respectively.
Copper, brass and steel constitute a significant portion of our raw material costs. When feasible, we attempt to establish fixed price commitments to provide stability in our cost. Such commitments typically extend three to six months. Currently, some of our commitments extend through December 31, 2008 for portions of these purchases, including some purchases defined in Euros. These commodities are subject to price fluctuations which we may not be able to pass onto our customers.
In order to manage interest costs, we enter into interest rate swap arrangements from time to time. As described in Note 7- Derivative Instruments, the Company currently has an interest rate swap contract with a notional amount of $50 million to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates based on Libor. Interest rate risk management agreements are not held or issued for speculative or trading purposes.
For a further discussion of our exposure to risks associated with fluctuations in interest, commodity price risk, and foreign currency exchange rates refer to the Risk Factors discussion in Part II, Item 1a of this document.

Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting except for that discussed below.
In the Company’s 10-K report issued on March 12, 2008, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness in our procedures for review and approval of the accounting for non-routine transactions. Specifically, our policies and procedures for such review and approval were not effective. As a result of this deficiency, errors existed in the Company’s presentation of discontinued operations that were corrected prior to the issuance of the 2007 consolidated financial statements. In the Company’s 10-K, issued on March 12, 2008, management also reported it would remediate this weakness through further expansion of its use of outside accounting specialists to work with internal audit resources to review unusual transactions and evaluate the impact for external financial reporting purposes. We believe we had remediated this material weakness as of March 31, 2008 and that the remediation continues to be effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10 – Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 1a. Risk Factors
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
You should carefully consider each of the risks and uncertainties described below and all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.
Our business is cyclical and is affected by general economic conditions, particularly those affecting steel construction and fabrication related activities, as well as other factors that are outside of our control and may have a material adverse effect on our business, results of operations and financial condition.
Our business is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, oil and gas industry related construction and maintenance, and general manufacturing. The demand for our products, and therefore the results of our operations, are directly related to the level of production in these end-user industries. More specifically, our sales volumes are closely tied to the levels of steel related construction and fabrication activities. Accordingly, our business is to a large extent determined by general economic conditions and other factors beyond our control, any of which may have a material adverse effect on our business, results of operations and financial condition. These factors include recessionary economic cycles and cyclical downturns in our customers’ businesses, particularly those customers in the manufacturing and construction industries, fluctuations in the cost of raw materials, such as copper, brass and steel, the substitution of plastic or other materials for metal in many products and the movement of metal fabrication operations outside the United States. Economic conditions may adversely affect our customers’ business levels, which can have the effect of reducing the amount of our products they purchase. Furthermore, customers encountering adverse economic conditions may have difficulty paying for our products resulting in collection losses for us. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts abroad may have an adverse effect on the U.S. and global economies and, consequently, a material adverse effect on our business, results of operations or financial condition.
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
The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain segments of those markets in which we operate. If we are unable to compete successfully against other manufacturers in our marketplace, we could lose customers, and our sales may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

Our international sales and operations pose certain risks that may adversely impact sales and earnings.
Our products are used primarily in metal fabrication operations to cut and join metal parts. Metal fabrication operations are growing faster outside of the United States than they are in the United States. Certain metal fabrication, as well as manufacturing operations generally, is moving from the United States to international locations where labor costs are lower. Selling products into international markets and maintaining and expanding international operations require significant coordination, capital and resources. If we fail to address these developments, we may be unable to grow or maintain our sales and profitability.
We sell our products to distributors located in approximately 100 countries. During the year ended December 31, 2007 and the nine months ended September 30, 2008, approximately 41% and 45%, respectively, of our consolidated sales were derived from markets outside the U.S. A part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. We have operations and assets located outside of the United States, including in Australia, Canada, China, England, Italy, Malaysia and Mexico. International operations are subject to a number of special risks, in addition to the risks of our domestic business, including:
•	currency exchange rate fluctuations;

•	differing protections of intellectual property;

•	trade barriers;

•	regional economic uncertainty;

•	labor unrest;

•	currency exchange controls;

•	differing (and possibly more stringent) labor regulation;

•	governmental expropriation;

•	domestic and foreign customs, tariffs and taxes;

•	current and changing regulatory environments;

•	difficulty in obtaining distribution support;

•	difficulty in staffing and managing widespread operations;

•	differences in the availability and terms of financing; and

•	political instability and unrest.
Also, in some foreign jurisdictions, we may be subject to laws that limit the right and ability of entities organized or operating in those jurisdictions to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our results of operations and financial condition.
We are subject to currency fluctuations from our operations within non-U.S. markets and face risks arising from the imposition of exchange controls and currency devaluations.
For our operations conducted in foreign countries, transactions are typically denominated in foreign currencies, including, but not limited to, the Australian dollar, Canadian dollar, Euro, and Pound Sterling. Accordingly, the costs of our operations in these foreign locations are also denominated in those local currencies. Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our reported earnings. In addition, some sale transactions cross foreign country borders and pose foreign currency exchange settlement risks. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations have affected our reported financial performance in the past and will likely affect our reported financial performance in the future.
We also face risks arising from the imposition of currency exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or operations located or doing business in a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition in any given period.
Our future operating results may be affected by fluctuations in the prices and availability of raw materials.
We purchase a large amount of commodity raw materials, particularly copper, brass and steel. At times, pricing and supply can be volatile due to a number of factors beyond our control, including global demand, general economic and political conditions, mine closures and labor unrest in various countries, activities in the financial commodity markets, labor costs, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. An environment of volatile raw material prices, competitive conditions and declining economic conditions can affect how effectively we adjust our sales prices in concert with changing costs thus impacting our profitability. To the extent that our arrangements to lock in supplier costs do not adequately contain cost increases and we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Conversely, to the extent we lock in supplier costs and economic conditions cause sales price declines, our profitability could be adversely affected. Fixed price purchase commitments typically exist with respect to a portion of our material purchases for purchase volumes of three to six months. Certain of the raw materials used in our hardfacing products within our filler metal product line, such as cobalt and chromium, are available primarily from sources outside the United States. Restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and fluctuations in prices of raw materials for these customers could negatively affect orders for our products and our financial performance.
We may not be able to successfully implement our cost-reduction initiatives.
We have undertaken and may continue to undertake cost-reduction initiatives including redesigning products and manufacturing processes, as well as divesting non-core businesses, re-evaluating the location of certain manufacturing operations and the sourcing of vendor purchased components. There can be no assurance that these initiatives will be beneficial to us in providing the anticipated cost savings from such activities. If our cost-reduction efforts are unsuccessful, it may have a material adverse effect on our business.
We rely in large part on independent distributors for sales of our products.
We depend on more than 400 independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at their branch locations and the prices at which they are sold, which impacts how accessible our products are to our ultimate customers. Almost all of the distributors with whom we transact business offer competing products and services to our ultimate customers. There is a trend toward consolidation of these distributors, which has been escalating in recent years. In 2008, one distributor represented 11% of our year-to-date 2008 sales. The continued consolidation of these distributors, the loss of certain key distributors, or an increase in the distributors’ sales of our competitors’ products to our ultimate customers could materially reduce our sales and earnings.
Our success depends on our ability to enhance existing products and develop new products.
Our financial and strategic performance depends partially on our ability to provide new and enhanced products to the global marketplace. We may not be able to develop or acquire innovative products or otherwise obtain intellectual property in a timely and effective manner in order to maintain and grow our position in global markets. Furthermore, we cannot be sure that new products or product improvements will be met with customer acceptance or contribute positively to our results. We may not be able to continue to support the levels of research and development activities and expenditures necessary to improve and expand our products. Competitors may be able to direct more capital and other resources to new or emerging technologies to respond to changes in customer requirements.
If we fail to comply with the financial covenants in our debt instruments, our ability to obtain financing and make payments under our debt instruments may be adversely impacted.
The credit agreements providing for our Working Capital Facility and our Second-Lien Facility contain certain financial covenants. These financial covenants have been amended on several occasions and most recently in June 2007. While we believe that we will be able to comply with our financial covenants in future periods, failure to do so would, unless the covenants were further amended or waived, result in defaults under our credit agreements. An event of default under our credit agreements, if not waived, could result in the acceleration of these debt obligations and, consequently, our debt obligations under our Senior Subordinated Notes. Such acceleration could result in exercise of remedies by our creditors, which could have a material adverse impact on our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit agreements, which could have a material adverse effect on our ability to operate our business and to make payments under our debt instruments.
We are subject to risks caused by disruptions in the credit markets.
Our Working Capital Facility is provided under an agreement with G.E. Capital Corporation which was executed in June 2007 and matures in November 2012. Our daily operations are funded through daily borrowings and repayments from and to our lender. There have been significant disruptions in the credit markets. To the extent this would limit our lender’s ability to provide funding to us it would severely hamper our ability to conduct our operations.

We are subject to risks caused by changes in interest rates.
Changes in benchmark interest rates will impact the interest cost associated with our variable interest rate debt. Our variable rate debt includes the borrowings under our Working Capital Facility and our Second Lien Facility and the fixed-to-variable interest rate swap agreement we have established relating to our Senior Subordinated Notes. Changes in interest rates would affect our cost of future borrowings. Significant increases in interest rates would adversely affect our financial condition and results of operations.
If our consolidated indebtedness increases, our interest cost under our Senior Subordinated Notes may increase, which would negatively impact our results.
The interest cost for our Senior Subordinated Notes is subject to change depending upon our consolidated leverage ratio for the payment of Special Interest. Under the terms of the indenture for the Senior Subordinated Notes, we are required to pay additional Special Interest, which was initially set at a rate of 1.25% per annum. The rate of Special Interest increases to a maximum of 2.75% if our consolidated leverage ratio increases to 7.0. The rate of Special Interest declines incrementally to 0% if our consolidated leverage ratio is less than 3.0. The rate of Special Interest, calculated as of September 30, 2008, was 0.25%.
Liabilities relating to litigation alleging manganese induced illness could reduce our profitability and impair our financial condition.
We are a defendant in many cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.
The aggregate long-term impact of the manganese loss contingencies on operating cash flows and financial condition is difficult to assess, particularly since claims are in many different stages of development. While we have contested and intend to continue to contest these lawsuits vigorously, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese, including the possibility that our litigation experience changes overall. An adverse change from our litigation experience to date could materially diminish our profitability and impair our financial condition.
Our products involve risks of personal injury and property damage, which expose us to potential liability.
Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys’ fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards. We monitor claims and potential claims of which we become aware and establish reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results of operations and financial condition. Moreover, despite any insurance coverage, any accident or incident involving our products could negatively affect our reputation among customers and the public. This may make it more difficult for us to compete effectively.
If our relationship with our employees were to deteriorate, we could be adversely affected.
Currently, in our U.S. operations (where none of our employees is represented by a labor union) and in our foreign operations (where the majority of our employees are represented by labor unions), we have maintained a positive working environment. Although we focus on maintaining a productive relationship with our employees, we cannot ensure that unions, particularly in the United States, will not attempt to organize our employees or that we will not be subject to work stoppages, strikes or other types of conflicts with our employees or organized labor in the future. Any such event could have a material adverse effect on our ability to operate our business and serve our customers and could materially impair our relationships with key customers and suppliers, which could damage our business, results of operations and financial condition.
If we are unable to retain and hire key employees, the performance of our operations could be adversely affected.
Our ability to provide high-quality products and services for our customers and to manage the complexity of our business is dependent on our ability to retain and to attract skilled personnel in the areas of product engineering, manufacturing, sales and finance. Our businesses rely heavily on key personnel in the engineering, design, formulation and manufacturing of our products. Our success is also dependent on the management and leadership skills of our senior management team. As with all of our employees, we focus on maintaining a productive relationship with our key personnel. However, we cannot ensure that our employees will remain with us indefinitely. The loss of a key employee and the inability to find an adequate replacement could materially impair our relationship with key customers and suppliers, which could damage our business, results of operations and financial condition.
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
On September 29, 2008, the registration of 5,996,555 shares of our common stock became effective following SEC approval of the Form S-3. We registered 4,496,555 shares at the request of a major shareholder, Angelo Gordon, and we registered an additional 1,500,000 shares to be held by the Company for future use. The actual or anticipated sale of shares of our common stock may cause the market price of our common stock to decline.
As of September 30, 2008, Angelo, Gordon & Co., L.P. beneficially owned 33.3% of our common stock, which it holds for the account of investment advisory clients of Angelo, Gordon & Co., L.P. Other investment advisory clients of Angelo, Gordon & Co., L.P. are the sole lenders under our Second Lien Facility, and also own a total of $24,217,000 principal amount of our Senior Subordinated Notes. The sale of these shares of common stock through open market transactions or other means may, depending upon the timing of the sales, depress the market price of our common stock. Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated sales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.
Sales of our common stock may result in a “change of control” under our credit facility agreements, which constitutes an event of default under the agreements and could result in the acceleration of our debt obligations under those agreements. The failure to obtain a waiver of this default would have a material adverse effect on the Company.
Under the terms of our agreements providing for our Working Capital Facility and our Second Lien Facility, any of the following events is a “change of control”:
•	any person or group of persons, within the meaning of the Securities Exchange Act of 1934, other than the selling stockholder or the holders of our Senior Subordinated Notes acquires beneficial ownership of 30% or more of our issued and outstanding shares of stock;

•	during any period of 12 consecutive calendar months, individuals who at the beginning of the period constituted our board of directors, together with any new directors elected or nominated for election by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason other than death or disability to constitute a majority of the directors then in office; or

•	a “change of control” as defined in the indenture for our Senior Subordinated Notes.
If some or all of the shares beneficially owned by Angelo Gordon & Co., L.P. are sold to one or more of our existing or new stockholders, it is possible that, following the sale, the purchaser would own more than 30% of our common stock. This would constitute an event of default under our Working Capital and Second Lien Facilities, which, if not waived, would result in the acceleration of our debt obligations and the exercise of remedies under these Facilities. This acceleration, in turn, would also constitute an event of default under the indenture for the Senior Subordinated Notes. An event of default under our Working Capital and Second Lien Facilities, if not waived, would have a material adverse impact on our ability to operate our business and to make payments under our debt instruments.
If the sale of our common stock results in the ownership of 35% or more of our common stock by another person, we may be required to repurchase the Senior Subordinated Notes, which would have a material adverse effect on the Company.
Upon a change of control, as defined in the indenture for the Senior Subordinated Notes, each holder of our Senior Subordinated Notes has the right to require us to purchase the Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest. Under the indenture, a “change of control” occurs if
•	any person, as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, other than Angelo, Gordon & Co., L.P. and its affiliates, is or becomes the direct or indirect beneficial owner of more than 35% of the total voting power of our capital stock then outstanding and entitled to vote in the election of our directors, and

•	Angelo, Gordon & Co., L.P. beneficially owns a lesser percentage of the total voting power of our voting capital stock than the acquiring person and does not have the right or ability by voting power, contract or otherwise, to elect or designate for election a majority of our board of directors.
The indenture defines “beneficial ownership” to include all shares that a person has the right to acquire either immediately or with the passage of time.
If some or all of the shares owned by our primary stockholder are sold to one of our existing stockholders, it is possible that, following the sale, the purchaser would own more than 35% of our common stock. If any of the holders of our Senior Subordinated Noteholders exercises its redemption rights, we may have insufficient working capital for operations or capital expenditures. In addition, we may not have sufficient financial resources to purchase all of the Senior Subordinated Notes. If we are unable to satisfy our payment obligations under the Senior Subordinated Notes, we may be in default under our indenture, which, if not waived, would result in the acceleration of our debt obligations and the exercise of remedies under the Working Capital Facility and the Second Lien Facility, which would have a material adverse impact on our ability to operate our business and to make payments under our debt instruments.
The sale of shares by our primary stockholder or a combination of other stockholders may limit our ability to use net operating loss carryforwards to offset future taxable income for federal and state income tax purposes, which could have a material adverse effect on our cash flow and results of operations.
As of December 31, 2007, we had net operating loss carryforwards of approximately $122.2 million from the years 1998 through 2006 available to offset future federal and state taxable income. Our net operating loss carryforwards will expire between the years 2018 and 2026. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of holders of five percent or more of the corporation’s stock increases by more than fifty (50) percentage points over an applicable three-year period. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal long-term tax-exempt rate. Our net operating loss carryforwards are not currently limited under Section 382.
We expect that sales of our common stock by our primary stockholder will result in an ownership change or increase the likelihood that an ownership change will occur for Section 382 purposes and that we will be subject to Section 382 limitations. It is also possible that an ownership change may result from
•	sales of our common stock by other owners of five percent (5%) or more of the shares of our common stock, or

•	the acquisition of five percent (5%) or more of the shares of our common stock by other persons (or groups of persons).

We have no control over our stockholders’ ability to buy or sell their shares and therefore cannot prevent an ownership change from occurring. We also cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of these limitations, which will depend on, among other things:
•	the identity of any stockholders who buy or sell our common stock,

•	the timing of these transactions,

•	the number of shares they buy or sell, and

•	our future taxable income.
Limitations on our ability to use net operating loss carryforwards to offset future taxable income under Section 382 that result from an ownership change could reduce the benefit of our net operating loss carryforwards by
•	requiring us to pay federal and state income taxes earlier than we otherwise would have had such a change not occurred, and

•	causing part of our net operating loss carryforwards to expire without our having fully utilized them.
Limitations under Section 382 could also limit our use of other credits, such as foreign tax credits, in future years. Limitations resulting from an ownership change under Section 382 could have a material adverse effect on our cash flow and results of operations.
Item 6. Exhibits
4.1	First Amendment to Third Amended and Restated Credit Agreement dated as of October 7, 2008 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C&G Systems, Inc., Stoody Company, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
By:	/s/ Steven A. Schumm

Steven A. Schumm Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Date: November 3, 2008