Form 10-K
period 2008-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2009-03-11
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13023
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $130,274,831 based on the closing sales price of the Common Stock on June 30, 2008.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,513,901 shares of common stock, outstanding at March 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the “Risk Factors” section of this annual report on Form 10-K:

a) deteriorating global economic conditions,

b) political and economic uncertainty in various areas of the world where we do business, continued volatility and further deterioration of the capital markets, and the commercial and consumer credit environment,

c) the cyclicality of our business and those of our customers,

d) the effectiveness of our cost reduction initiatives,

e) the cost and availability of raw materials and component parts,

f) our ability to comply with the terms of our debt instruments, obtain financing and service our debt, and the impact of changes in interest rates,

g) our international sales and operations are subject to numerous risks, including currency exchange fluctuations, differing protections of intellectual property, trade barriers, and regional economic uncertainty,

h) actions taken by our competitors that affect our ability to retain our customers,

i) consolidation within our customer base and the resulting increased concentration of our sales,

j) our ability to meet customer needs by introducing new and enhanced products,

k) unforeseen liabilities arising from litigation, including product liability risks,

l) our relationship with our employees and our ability to retain qualified management personnel and attract new management personnel and

m) the costs of compliance with and liabilities arising under environmental laws and regulations.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not guarantees of performance or results. There can be no assurance that forward looking statements will prove to be accurate. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	35

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships, Related Transactions, and Director Independence	36
Item 14.	Principal Accountant Fees and Services	36

PART IV
Item 15.	Exhibits and Financial Statement Schedules	37
SIGNATURES		78
EX-10.23
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.34
EX-10.36
EX-10.39
EX-10.40
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

Introduction

We are a leading global supplier of cutting and welding products. We design, manufacture, market, sell and distribute welding and cutting torches, consumables, filler materials, power sources and accessories globally. Our products are used by fabricating, manufacturing, construction and foundry operations to cut and weld ferrous and nonferrous steel, aluminum and other metals. Common applications for our products include shipbuilding, manufacturing of transportation, mining and agricultural equipment, many types of construction such as offshore oil and gas rigs, fabrication of metal structures, and repair and maintenance of processing and manufacturing equipment and facilities as well as demolition. Welding and cutting products are critical to the operations of most businesses that fabricate metal. We have very well established and widely recognized brands. We were incorporated in Delaware in 1987. Our shares are currently quoted on the Nasdaq Capital Market, and as of March 4, 2009, we had an equity market capitalization of approximately $28.5 million (based on a closing sale price of $2.11 and 13.5 million shares outstanding).

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

	2008	2007	2006

Gas equipment	37%	37%	38%
Arc accessories including torches, related consumable parts and accessories	19%	21%	22%
Filler metals	19%	18%	16%
Plasma power supplies, torches and related consumable parts	15%	14%	14%
Welding equipment	10%	10%	10%

Our gas equipment products include oxy-fuel torches, air fuel torches, consumables (tips and nozzles), regulators, flow meters and safety accessories that are used for cutting, heating and welding applications. We also have gas flow and pressure regulation equipment and manifold capabilities used for a variety of gas management applications across an extensive range of industries. These products are primarily sold under the Victor®, Cigweld® and TurboTorch® brands and typically range in price from $100 to more than $1,000 for more complex gas management systems. Oxy-fuel torches use a mixture of oxygen and fuel gas (predominantly acetylene) to produce a high-temperature flame that is used to cut, heat or weld steel. Gas torches are typically used in all the applications noted above, as well as for welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities. Air fuel torches are used by the plumbing, refrigeration and heating, ventilation and air conditioning industries using similar principles with MAP//Pro® or propane as the fuel gas. Gas flow and pressure regulation equipment is used to control the pressure and flow of most industrial, medical and specialty gases, including gases used in many industrial process control applications as well as the analytical laboratory and electronic industries. We believe we are among the largest suppliers of gas equipment products in the world, based on annual sales.

Our arc accessories include automatic and semiautomatic welding guns and related consumable parts, ground clamps, electrode holders, cable connectors and assemblies all sold under our Tweco® brand. We also have a line of carbon arc gouging and exothermic cutting products. These products include torches and consumable rods that are sold under our Arcair® brand. Our welding accessory products are designed to be used with our arc welding power supplies, as well as those of our competitors. Our arc welding metal inert gas (“MIG”) guns typically range in price from $90 to $600. Arc welding MIG guns are used to apply a current to the filler metal used in welding. MIG guns are typically handheld and require regular replacement of consumable parts as a result of wear and tear, as well as their proximity to intense heat. Our connectors, clamps and electrode holders attach to the welding cable to connect the power source to the metal to be welded. Our gouging products are used to cut or gouge material to remove unwanted base or welded material as well as in demolition. We believe we are among the largest manufacturers of arc welding accessory products in the United States based on our annual sales.

Filler metals, including hardfacing metals, are consumed in the welding process as the material that is melted to join the materials to be welded together. Hardfacing metals are sold under the Stoody® brand, as well as other brands. There are three basic types of filler metals used: stick electrodes, solid wire and flux cored wire. Stick electrodes are fixed length metal wires coated with a flux to enhance weld properties. This is used in conjunction with a power source and an electrode holder to weld the base material. The main advantage of this process is simplicity, portability and ease of use as it can be used to access most areas and no gas is required. Solid wire is sold on spools or in drums and is used in the semi-automated process with a MIG welding gun, power source and shielding gas. The main advantage of this process is ease of use and very high deposition rates making for higher productivity. Flux cored wires are similar to solid wires; however, they are tubular wires that allow the use of flux and other alloys to improve deposition rates and weld quality.

Our plasma power supplies, torches and consumable parts are sold under the Thermal Dynamics® brand. Manual plasma systems typically range in price from $900 to $5,000 with manual torch prices ranging from $300 to

$800. Our automated cutting systems range in price from $2,500 to $50,000 with torches ranging in price from $1,000 to $2,500. Both manual and automated plasma systems use front end torch parts that are consumed during the cutting process and range in price from $5 to $50. Plasma cutting uses electricity and gases (typically air or oxygen) to create a high-temperature plasma arc capable of cutting any type of metal. Electricity is converted by a power supply and supplied to a torch where the gas and electricity form a plasma arc. The plasma arc is then applied to the metal being cut. Plasma cutting is a growing technology for cutting metal. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Plasma cutting systems are used in the construction, fabrication and repair of both steel and nonferrous metal products, including automobiles and related assemblies, appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. We believe we are among the largest suppliers of plasma power supplies, torches and consumable parts in the United States and worldwide, based on our annual sales.

Our welding equipment line includes inverter and transformer-based power sources used for all the main welding processes as well as plasma welding power sources. These products are primarily sold under the Thermal Arc®, Firepower® and Cigweld® brands. These products typically range in price from $300 to $12,000. Arc welding uses an electric current to melt together either wire or electrodes (referred to as filler metals) and the base materials. The power source converts the electrical line power into the appropriate voltage to weld. This electricity is applied to the filler metal using an arc welding accessory, such as a welding gun for wire welding or an electrode holder for stick electrode welding. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs.

We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc. and Praxair, Inc., as well as a large number of other independent welding distributors, wholesalers and dealers. In 2008, our sales to customers in the U.S. represented 55% of our sales. In 2008 and 2007, we had one customer that comprised 11% and 13%, respectively of our global net sales.

We have manufacturing facilities in the United States, Australia, Mexico, People’s Republic of China, Malaysia, and Italy, with distribution facilities in Canada and England. We manage our operations by geographic location and by product category. See Note 18 — Segment Information to the consolidated financial statements for geographic and product line information.

International Business

We had international sales of $231.7 million, $201.4 million, and $166.7 million for the years ended December 31, 2008, 2007, and 2006, respectively, or approximately 45%, 41%, and 37%, respectively, of our net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.” Our international sales consist of: (a) export sales of our products manufactured at U.S. manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through our overseas field representatives, and (b) sales of our products manufactured at our international manufacturing facilities and sold by our foreign subsidiaries.

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

Sales and Marketing is organized into three regions: Americas, Asia Pacific, and Europe including other regions. The Americas is comprised of the U.S., Canada, Mexico and Latin and South America; Asia Pacific includes South Pacific (Australia and New Zealand) and South and North Asia. Our third region is comprised of the

U.K., Europe, Middle East, and the remaining countries not included in the other two regions. In 2008, the Americas contributed approximately 61% of the Company’s revenues; Asia Pacific contributed approximately 21%; and Europe and the remaining countries contributed approximately 18%. All product lines are sold in the three regions although there is some mix variance among the regions.

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

Distribution

We distribute our cutting and welding products in the United States through independent cutting and welding products distributors that carry one or more of our product lines from approximately 2,400 locations. We maintain relationships with these distributors through our sales force. We distribute our products internationally through our sales force, independent distributors and wholesalers.

Raw Materials

We have not experienced any difficulties in obtaining raw materials for our operations because our principal raw materials, which include copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by us. Certain of the raw materials used in the hardfacing products of our filler metals product line, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions that could affect pricing and disrupt supply. Although we have historically been able to obtain adequate supplies of these materials at acceptable prices, restrictions in supply or significant increases in the prices of copper and other raw materials could adversely affect our business. During 2008, 2007, and 2006, we experienced significantly higher than historical average inflation on materials such as copper, steel and brass which detrimentally impacted our gross margins.

We also purchase certain manufactured products that we either use in our manufacturing processes or resell. These products include electronic components, circuit boards, semiconductors, motors, engines, pressure gauges, springs, switches, lenses, forgings, filler metals and chemicals. Some of these products are purchased from international sources and thus our cost can be affected by foreign currency fluctuations. We believe our sources of such products are adequate to meet foreseeable demand at acceptable prices.

Research, Development, and Technical Support

We have development engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer needs. The sustaining engineering group provides technical support to the operations and sales groups, and the quality department supports established products. As of December 31, 2008, we employed approximately 80 to 100 people in our development and sustaining engineering groups, split between engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries, benefits for engineering personnel, and project expenses. Our development engineering costs are not material to our financial condition or results of operations.

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

Recent Developments

On January 20, 2009, the Company announced it was taking actions to reduce its operating costs in response to recent declines in demand for the Company’s products and the ongoing economic and market uncertainties. As part of its cost reduction efforts, the Company has extended the temporary lay-offs of various manufacturing personnel and reduced its salaried workforce by approximately 110 employees, or approximately 13% of its salaried workforce. As a result of this reduction in force, the Company expects to save approximately $7.5 million in annual compensation and benefit costs and to incur costs of severance related expenses aggregating approximately $3.6 million which was recognized in the fourth quarter of 2008 and will be paid in the first and second quarters of 2009.

Subsequent to December 31, 2008, the Company offered a voluntary retirement program and approximately 50 employees have elected to participate. The Company will pay approximately $1.3 million in separation pay and reimburse COBRA benefits for certain periods. The amounts will be substantially paid through August 2009.

In February 2009, the counter party terminated, and paid the Company $3.0 million pursuant to the interest rate swap agreement as described in Note 9 — Derivative Instruments.

In March 2009, the Company is scheduled to complete the sale agreement of its Brazilian facilities and receive the final installment of approximately $1.8 million.

Employees

As of December 31, 2008, we employed approximately 2,600 people, 580 of whom were engaged in sales, marketing and administrative activities, and 2,020 of whom were engaged in manufacturing or other operating activities. None of our U.S. workforce is represented by labor unions while most of the manufacturing employees in our foreign operations are represented by labor unions.

In January 2009, we initiated a series of cost reduction initiatives to respond to the weak global economic conditions and forecasts. As reported on the Form 8-K filed by the Company on January 22, 2009, the Company terminated approximately 110 salaried personnel (approximately 13% of the total) and extended the periods of temporary lay-offs for many of our hourly manufacturing and distribution personnel.

We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

Patents, Licenses and Trademarks

Our products are sold under a variety of trademarks and trade names. We own trademark registrations or have filed trademark applications for of all our trade names that we believe are material to the operation of our businesses. We also own various patents and from time to time acquire licenses from owners of patents to apply such patents to our operations. We do not believe any single patent or license is material to the operation of our businesses taken as a whole.

Executive Officers of the Registrant

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position(s)

Paul D. Melnuk	54	Chairman of the Board and Chief Executive Officer
Steven A. Schumm	56	Executive Vice President — Chief Financial and Administrative Officer
John A. Boisvert	47	Executive Vice President — Brand Management
Terry Downes	41	Executive Vice President — Global Corporate Development
Terry A. Moody	46	Executive Vice President — Global Operations
Martin Quinn	52	Executive Vice President — Global Sales and Marketing

Paul D. Melnuk	Mr. Melnuk has been a member of our Board of Directors since May 2003, was elected Chairman of the Board in October 2003, and was appointed Chief Executive Officer on January 28, 2004. Mr. Melnuk is a director and chairman of the audit committee at Petro-Canada, a multinational integrated oil and gas company headquartered in Calgary, Alberta, and a director of several private companies. Mr. Melnuk has been a managing partner of FTL Capital Partners, LLC, a private equity firm, since 2001. Prior to 2001, Mr. Melnuk served as President and Chief Executive Officer of the predecessor to The Premcor Refining Group Inc., an oil refining company, Barrick Gold Corporation, a gold mining company, and Bracknell Corporation, a contracting company.
Steven A. Schumm	Mr. Schumm, CPA, joined Thermadyne in August 2006 as the Executive Vice President, Chief Financial Officer and Chief Administrative Officer after serving as a consultant for the Company since April 2006. He has over 30 years of experience in all areas of finance. He was previously employed as Chief Financial Officer of LaQuinta Corporation, a publicly traded limited service hotel owner and operator, Chief Administrative Officer and interim Chief Financial Officer of Charter Communications, a publicly traded cable service provider, and a partner with the independent public accounting firm, Ernst & Young LLP.
John A. Boisvert	Mr. Boisvert was elected Executive Vice President of brand management in January 2003. Previously, he served as Executive Vice President for our subsidiaries, Thermal Dynamics Corporation and C&G Systems Inc. Prior to that time, Mr. Boisvert served as the Vice President, General Operations Manager for Thermal Dynamics and C&G. He has over 20 years of experience in various capacities within Thermadyne.
Terry Downes	Mr. Downes joined Thermadyne in June 2003 as Director of Market Integration and in March of 2006 was promoted to Executive Vice President Global Corporate Development. He has 12 years of international business development experience with primary focus in the manufacturing sector. He was previously employed by Novar PLC and Redland PLC. Mr. Downes has lived in the U.S., Latin America, Southeast Asia and Europe.
Terry A. Moody	Mr. Moody joined Thermadyne in August 2007 as Executive Vice President of Global Operations. He was formerly employed by Videocon Industries, a privately held manufacturer of high end digital products, where he served as the Chief Operating Officer and Senior Vice President of Europe.
Martin Quinn	Mr. Quinn was elected Executive Vice President of Global Sales effective April 1, 2005. From 1999 to March 30, 2005, Mr. Quinn served as Vice President Marketing and Sales — Asia Pacific. Prior to that, he was Managing Director — Asia. He has over 24 years with Thermadyne.

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

The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following items discussed below. We undertake no duty to revise or update the items discussed below.

You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Our business is cyclical and is affected by global economic conditions, particularly those affecting steel construction and fabrication-related activities, as well as other factors that are outside of our control, any of which may have a material adverse effect on our business, results of operations and financial condition.

The success of our business is directly affected by general economic conditions and other factors beyond our control. In the fourth quarter 2008, global economic conditions including steel production deteriorated. Our business has been and continues to be adversely impacted by such conditions.

The end-users of our products are engaged in commercial construction, steel shipbuilding, oil and gas industry related construction and maintenance, and general manufacturing. The demand for our products, and therefore the results of our operations, are related to the level of production in these end-user industries. Specifically, our sales volumes are closely tied to the levels of steel related construction and fabrication activities. In the fourth quarter of 2008, global steel production and shipments declined precipitously, which caused the Company to suffer decreased sales volumes. The duration and extent of this reduced demand for our products is uncertain.

Dramatic fluctuations in the cost of raw materials, such as copper, brass and steel and related market place pressures for discounts in our selling prices increase the difficulty of maintaining profit margins. In the fourth quarter of 2008, the costs of raw materials such as copper and steel dropped substantially. The timing of and the extent to which we will realize the reduced costs and the impact on our profits is uncertain. There can be no assurance that the cost of these materials will not increase which would also increase the difficulty of maintaining profit margins.

We believe the foregoing factors, in addition to other factors beyond the Company’s control, have had and will continue to have an adverse impact on our operating results and financial condition and could result in changes in our assessment of the realizable value of goodwill and other intangibles.

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

We have undertaken and may continue to undertake cost-reduction initiatives in response to declining global economic conditions. These include our ongoing continuous improvement initiatives (“TCP”), redesigning products and manufacturing processes, re-evaluating the location of certain manufacturing operations and the sourcing of vendor purchased components. In addition, in 2009 we have commenced a series of efforts to reduce costs. We have extended lay-offs of personnel in our manufacturing facilities, reduced the number of salaried personnel, and initiated reductions of a broad range of discretionary spending. There can be no assurance that these initiatives will be beneficial to us in providing the anticipated cost savings from such activities. If our cost-reduction efforts are unsuccessful, it may have a material adverse effect on our business.

Our future operating results may be affected by fluctuations in the prices and availability of raw materials.

We purchase a large amount of commodity raw materials, particularly copper, brass and steel. At times, pricing and supply can be volatile due to a number of factors beyond our control, including global demand, general economic and political conditions, mine closures and labor unrest in various countries, activities in the financial commodity markets, labor costs, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. For example, as of July 2008, the cost of copper and steel was $4.25 per pound and $0.55 per pound, respectively, and then declined to $1.35 per pound and $0.27 per pound respectively in December 2008. An environment of volatile raw material prices, competitive conditions and declining economic conditions can adversely effect our profitability if we discount our sales prices too quickly without properly recovering the cost of previously purchased materials. Fixed price purchase commitments typically exist with respect to a portion of our material purchases for purchase volumes of three to six months. Conversely, to the extent that our arrangements to lock in supplier costs do not adequately contain cost increases and we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Certain of the raw materials used in our hardfacing products within our filler metal product line, such as cobalt and chromium, are available primarily from sources outside the United States. Restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and fluctuations in prices of raw materials for these customers could negatively affect their operations and orders for our products and ,as a result, our financial performance. Further, the recent dramatic decline in raw material costs could create economic hardship for our suppliers hampering our ability to reduce costs and potentially disrupting supply to us.

If we fail to comply with the financial covenants in our debt instruments, our ability to obtain financing and make payments under our debt instruments may be adversely impacted.

Our Working Capital Facility and our Second Lien Facility Agreements require compliance with certain financial covenants. These financial covenants have been amended on several occasions and most recently in June 2007. While we believe that we will be able to comply with our financial covenants in future periods, failure to do so would, unless the covenants were further amended or waived, result in defaults under our credit agreements. An event of default under our credit agreements, if not waived, could result in the acceleration of these debt obligations and, consequently, our debt obligations under our Senior Subordinated Notes. Such acceleration could result in exercise of remedies by our creditors, which could have a material adverse impact on our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit agreements, which could have a material adverse effect on our ability to operate our business and to make payments under our debt instruments.

If our consolidated indebtedness increases or EBITDA decreases, our interest cost under our Senior Subordinated Notes may increase, which would negatively impact our results.

The interest cost for our Senior Subordinated Notes is subject to change quarterly based upon our consolidated leverage ratio determined on the relationship of debt to the trailing four quarters EBITDA, as defined. Under the terms of the indenture for the Senior Subordinated Notes, we are required to pay additional Special Interest. The rate of Special Interest increases to a maximum of 2.75% if our consolidated leverage ratio increases to 7.0. The rate of Special Interest declines incrementally to 0% if our consolidated leverage ratio is less than 3.0. The rate of Special Interest, increases to 0.75% effective beginning April 1, 2009 based on a consolidated leverage ratio that is above 3.5 as of December 31, 2008.

We are subject to risks caused by changes in interest rates.

Changes in benchmark interest rates will impact the interest cost associated with our variable interest rate debt. Our variable rate debt includes the borrowings under our Working Capital Facility and our Second Lien Facility, representing 20% of our debt at December 31, 2008. Changes in interest rates would affect our cost of future borrowings. Significant increases in interest rates would adversely affect our financial condition and results of operations.

The Company is subject to risks caused by disruptions in the credit markets.

Our Working Capital Facility is provided under an agreement with G.E. Capital Corporation which was executed in June 2007 and matures in November 2012. Our daily operations are funded through daily borrowings and repayments from and to our lender under the Working Capital Facility. Due to the deteriorating global economic conditions, there have been significant disruptions in the credit markets. The temporary or permanent loss of the use of the Working Capital Facility or the inability to replace this facility when it expires would have a material adverse effect on our business and results of operations.

Credit availability for our suppliers and customers has been reduced due to the disruptions in the credit markets. This decreased availability for our customers and suppliers may have an adverse effect on the demand for our products, the collection of our accounts receivable and our ability to timely fulfill our commitments.

The actual or anticipated sale of shares of our common stock may cause the market price of our common stock to decline. During 2008, the Company registered 4,496,555 shares of our common stock on behalf of a major shareholder, and 1,500,000 shares of our common stock for future offer and sale by the Company.

During 2008, the Securities and Exchange Commission declared effective the Company’s shelf registration statement covering 5,996,555 shares of our common stock. Of the 5,996,555 shares, 4,496,555 were registered by the Company on behalf of Angelo, Gordon & Co., L.P., and 1,500,000 shares were registered for future offer and sale by the Company. As of December 31, 2008, Angelo, Gordon & Co., L.P. beneficially owned 33.3% of our common stock, which it holds for the account of investment advisory clients of Angelo, Gordon & Co., L.P. Other investment advisory clients of Angelo, Gordon & Co., L.P. are the sole lenders under our Second Lien Facility, and also own a total of $24,217,000 principal amount of our Senior Subordinated Notes. The Company and Angelo, Gordon & Co., L.P. may offer for sale any or all of their respective registered shares from time to time prior to the expiration of the shelf registration statement.

The sale of these or other shares of our common stock through open market transactions or other means may, depending upon the timing of the sales, depress the market price of our common stock. Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated sales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

Sales of our common stock may result in a “change in control” under the Indenture, in which case, we may be required to repurchase the Senior Subordinated Notes, which would have a material adverse effect on the Company.

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

As of December 31, 2008, Angelo, Gordon & Co., L.P. beneficially owned 33.3% of our common stock, which it holds for the account of investment advisory clients of Angelo, Gordon & Co., L.P. If some or all of the shares owned by our primary stockholder are sold to one of our existing stockholders, it is possible that, following the sale, the purchaser would own more than 35% of our common stock. If any of the holders of our Senior Subordinated Noteholders exercises its redemption rights, we may have insufficient working capital for operations or capital expenditures. In addition, we may not have sufficient financial resources to purchase all of the Senior Subordinated Notes. If we are unable to satisfy our payment obligations under the Senior Subordinated Notes, we may be in default under our indenture, which, if not waived, would result in the acceleration of our debt obligations and the exercise of remedies under the Working Capital Facility and the Second Lien Facility, which would have a material adverse impact on our ability to operate our business and to make payments under our debt instruments.

Sales of our common stock may result in a “change of control” under our credit facility agreements, which constitutes an event of default under the agreements and could result in the acceleration of our debt obligations under those agreements and, absent a waiver of this default, would have a material adverse effect on the Company.

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

As of December 31, 2008, we had net operating loss carryforwards of approximately $147 million from the years 1998 through 2008 available to offset future federal and state taxable income. Our net operating loss carryforwards will expire between the years 2018 and 2028. Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of holders of five percent or more of the corporation’s stock increases by more than fifty (50) percentage points over an applicable three-year period. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal long-term tax-exempt rate. Our net operating loss carryforwards are not currently limited under Section 382.

We expect that sales of our common stock by our primary stockholder will result in an ownership change or will significantly increase the likelihood that an ownership change will occur that will limit our ability to use net operating loss carryforwards under Section 382. It is also possible that an ownership change may result from sales of our common stock by other owners of five percent (5%) or more of the shares of our common stock, or the acquisition of five percent (5%) or more of the shares of our common stock by other persons (or groups of persons).

We have no control over our stockholders’ ability to buy or sell their shares and therefore cannot prevent an ownership change from occurring. We also cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of these limitations, which will depend on, among other things: the identity of any stockholders who buy or sell our common stock, the timing of these transactions, the number of shares they buy or sell, and our future taxable income.

Limitations on our ability to use net operating loss carryforwards to offset future taxable income under Section 382 could reduce the benefit of our net operating loss carryforwards by requiring us to pay federal and state income taxes earlier than we otherwise would have had such a change not occurred, and causing part of our net operating loss carryforwards to expire without our having fully utilized them. Limitations under Section 382 could also limit our use of other credits, such as foreign tax credits, in future years. Limitations resulting from an ownership change under Section 382 could have a material adverse effect on our cash flow and results of operations.

Our international sales and operations pose certain risks that may adversely impact sales and earnings.

We sell our products to distributors located in approximately 100 countries. During the years ended December 31, 2007 and 2008, approximately 41% and 45%, respectively, of our consolidated sales were derived from markets outside the U.S. A part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. We have operations and assets located outside of the United States, including in Australia, Canada, China, England, Italy, Malaysia and Mexico. International operations are subject to a number of special risks including: currency exchange rate fluctuations; differing protections of intellectual property; trade barriers; regional economic uncertainty; labor unrest; governmental currency exchange controls; differing (and possibly more stringent) labor regulation; governmental expropriation; domestic and foreign customs, tariffs and taxes; current and changing regulatory environments; difficulty in obtaining distribution support; difficulty in staffing and managing widespread operations; differences in the availability and terms of financing; and political instability and unrest.

Our products are used primarily in metal fabrication operations to cut and join metal parts. Certain metal fabrication operations, as well as manufacturing operations generally, are moving from the United States to international locations where labor costs are lower. Selling products into international markets and maintaining and expanding international operations require significant coordination, capital and resources. If we fail to address these developments, we may be unable to grow or maintain our sales and profitability.

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

For our operations conducted in foreign countries, transactions are typically denominated in foreign currencies, including, but not limited to, the Australian dollar, Canadian dollar, Euro, and Pound Sterling. Accordingly, the costs of our operations in these foreign locations are also denominated in those local currencies. Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our reported financial results. In addition, some sale transactions cross foreign country borders and pose foreign currency exchange settlement risks. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations have affected our reported financial performance in the past and will likely affect our reported financial performance in the future.

We also face risks arising from the imposition of currency exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or operations located or doing business in a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition.

We rely in large part on independent distributors for sales of our products.

We depend on more than 4,000 independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at their branch locations and the prices at which they are sold, which impacts how accessible our products are to our ultimate customers. Almost all of the distributors with whom we transact business offer competing products and services to our ultimate customers. There is a trend toward consolidation of these distributors, which has been escalating in recent years. In 2008, one distributor represented 11% of our 2008 sales. Recent economic events could undermine the economic viability of some of our customers. These events could also cause our competitors to introduce new economic inducements and pricing arrangements causing distributors to increase purchases from our competitors and reduce purchases from us. The continued consolidation of these distributors, the loss of certain key distributors, or an increase in the distributors’ sales of our competitors’ products to our ultimate customers could materially reduce our sales and earnings.

Failure to enhance existing products and develop new products may adversely impact financial results.

Our financial and strategic performance depends partially on providing new and enhanced products to the global marketplace. We may not be able to develop or acquire innovative products or otherwise obtain intellectual property in a timely and effective manner in order to maintain and grow our position in global markets. Furthermore, we cannot be sure that new products or product improvements will be met with customer acceptance or contribute positively to our financial results. We may not be able to continue to support the levels of research and development activities and expenditures necessary to improve and expand our products. Competitors may be able to direct more capital and other resources to new or emerging technologies to respond to changes in customer requirements.

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

In the fourth quarter 2008 and early 2009, we implemented a series of actions that could impact our relationship with our employees, including temporary lay offs of hourly workers in our plants; reduction in our salaried work force; deferral of salary increases and deferral of our 401k match program. Further actions may be implemented, which could further impact our relationship with employees.

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

We are a defendant in many cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants in litigation cases filed in the U.S. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganesium.

The aggregate long-term impact of the manganese loss contingencies on operating cash flows and financial condition is difficult to assess, particularly because claims are in many different stages of development. While we have contested and intend to continue to contest these lawsuits vigorously, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese, including the possibility that our litigation experience changes overall. An adverse change from our litigation experience to date could materially diminish our profitability and impair our financial condition.

Our products involve risks of personal injury and property damage, which expose us to potential liability.

Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys’ fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards and we are not currently insured for liability from manganese induce illness. We monitor claims and potential claims of which we become aware and establish reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results of operations and financial condition. Moreover, despite any insurance coverage, any accident or incident involving our products could negatively affect our reputation among customers and the public. This may make it more difficult for us to compete effectively.

We are subject to various environmental laws and regulations and may incur costs that have a material adverse effect on our financial condition as a result of violations of or liabilities under environmental laws and regulations.

Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials resulting from the manufacturing process, and employee health and safety. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. While we are not currently aware of any outstanding material claims or obligations, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits required at our facilities.

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

We operate manufacturing facilities in the United States, Italy, Malaysia, Australia, the People’s Republic of China and Mexico. All U.S. facilities, leases and leasehold interests are encumbered by first priority liens securing our obligations under our Working Capital Facility and Second Lien Facility. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.

We lease a 19,500 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as some of our centralized services.

The following table describes the location and general character of our principal properties of our continuing operations as of December 31, 2008:

Location of Facility	Building Space/Number of Buildings

West Lebanon, New Hampshire	153,000 sq. ft./5 buildings (office, manufacturing, sales training)
Denton, Texas	238,960 sq. ft./4 buildings (office, manufacturing, storage, sales training center)
Roanoke, Texas	278,543 sq. ft. / 1 building (manufacturing, warehouse)
Hermosillo, Sonora, Mexico	178,013 sq. ft. / 1 building (office, manufacturing)
Oakville, Ontario, Canada	48,710 sq. ft./1 building (office, warehouse)
Cigweld Malaysia/Selangor, Malaysia	127,575 sq. ft./1 building (office, warehouse)
Melbourne, Australia	273,425 sq. ft./2 buildings (office, manufacturing, warehouse)
Bekasi, Indonesia	17,653 sq. ft./1 building (office, warehouse)
Kuala Lumpur, Malaysia	60,000 sq. ft./1 building (office, manufacturing)
Bowling Green, Kentucky	188,000 sq. ft./1 building (office, manufacturing, warehouse)
Milan, Italy	32,000 sq. ft./3 buildings (office, manufacturing, warehouse)
Chino, California	30,880 sq. ft./1 building (warehouse)
Ningbo, China	44,187 sq. ft. /1 buildings (office, manufacturing, warehouse)

All of the above facilities are leased, except for the manufacturing facilities located in Australia, which facilities are owned. We also have additional assembly and warehouse facilities in the United Kingdom and Australia.

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

At December 31, 2008, we were a co-defendant in 354 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as magnesium. As of December 31, 2008, 136 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Between June 1, 2003 and December 31, 2008, we were dismissed from 1,109 other cases with similar allegations. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

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

No matters were submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The Nasdaq Capital Market under the symbol “THMD.” The following table shows, for the periods indicated, the high and low sales or bid prices, as the case may be, of a share of Common Stock for 2007 and 2008, as reported by published financial sources. For each quarter in 2007 and 2008, the prices shown below reflect the high and low bid prices.

	Bid or Sales Prices ($)
	High	Low

2007
First Quarter	$11.91	$10.00
Second Quarter	16.85	11.00
Third Quarter	17.85	12.45
Fourth Quarter	14.21	11.50
2008
First Quarter	$11.50	$7.98
Second Quarter	18.01	9.25
Third Quarter	22.50	14.16
Fourth Quarter	16.48	5.51

On March 4, 2009, the last reported sale price for our Common Stock as quoted on NASDAQ was $2.11 per share. As of February 4, 2009 there were approximately 490 beneficial owners of our Common Stock including the number of individual participants in security position listings.

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

Performance Graph

The following graph shows a comparison of our cumulative total returns, the Russell 2000 Stock Index (the “Russell 2000”) and the Standard & Poor’s Composite 500 Stock Index (the “S&P 500”) for the period from December 31, 2003 to December 31, 2008. A compatible peer-group index for the welding industry, in general, was not readily available since the industry is comprised of a relatively few competitors. The Russell 2000 represents an index based on a concentration of companies having relatively small market capitalization, similar to the Company. The comparison assumes $100 was invested on December 31, 2003 in each of our common stock, the Russell 2000, and the S&P 500, and assumes compounded daily returns with reinvestment of dividends.

Value of $100 Invested

	5/30/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Russell 2000	100	126.58	147.75	152.66	178.61	173.7	113.25
S&P 500	100	115.39	125.77	129.55	147.19	152.38	93.74
Thermadyne Holdings Corporation	100	117.14	123.81	126.67	94.29	109.52	65.43

Item 6.	Selected Financial Data

The selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, set forth below has been derived from our 2004, 2005, 2006, 2007 and 2008 audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein. Previously reported amounts have been reclassified as a result of the discontinued operations.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Operating Results Data:
Net sales	$516.9	$494.0	$445.7	$409.6	$389.3

Operating income	43.9	44.3	30.0	12.5	3.8

Income (loss) from continuing operations	10.5	10.6	2.5	(15.8)	(11.9)
Income (loss) from discontinued operations, net of tax	0.2	(1.9)	(25.5)	(15.6)	(2.0)

Net income (loss)	$10.7	$8.7	$(23.0)	$(31.4)	$(13.9)

Diluted income (loss) per share applicable to common shares:
Continuing operations	$0.78	$0.79	$0.18	$(1.19)	$(0.90)
Discontinued operations	0.01	(0.15)	(1.91)	(1.17)	(0.15)

Net income (loss)	$0.79	$0.64	$(1.73)	$(2.36)	$(1.05)

Consolidated Balance Sheet Data (Period end):
Working capital	$83.4	$97.2	$104.8	$128.7	$153.5
Total assets	494.4	497.4	518.9	577.2	617.4
Total debt	234.0	234.6	257.0	258.7	231.7
Total shareholders’ equity	118.3	122.1	103.5	124.0	161.0
Consolidated Cash Flow Data — Continuing Operations:
Net cash provided by (used in) operating activities	$17.6	$23.0	$(15.5)	$(13.3)	$(13.6)
Other Data:
Depreciation and amortization	$12.4	$13.1	$15.7	$19.1	$19.4
Capital expenditures	(13.4)	(11.4)	(8.5)	(7.9)	(10.6)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Demand for our products is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are directly related to the level of production in these end-user industries. During the fourth quarter of 2008, we experienced declining demand from our customers as global economic conditions slowed and steel production, in particular, declined substantially. Many economic factors indicate we have entered into a recessionary period within our sector of the economy that is of an indeterminate depth and duration.

The availability and the cost of the components of our manufacturing processes, and particularly, raw materials are key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for use by us. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. During 2008, 2007 and 2006, we experienced higher than historical average inflation on materials such as copper, steel and brass which negatively affected margins. In recent years we have taken steps to reduce our overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing production of certain components and products. In contrast to the predominant inflationary trend in material costs over the last three years, most commodity costs declined dramatically in the global marketplace as economic conditions deteriorated throughout the fourth quarter of 2008. We expect the cost of sales impact of cost reductions in many of our raw materials and components to be delayed until the second quarter of 2009 after we receive pre-existing purchase commitments and sell existing inventories.

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

For the year ended December 31, 2008, approximately 55% of our sales were made to customers in the U.S. Approximately one-half of our international sales are U.S. export sales and are denominated in U.S. dollars. During the fourth quarter 2008, the U.S. dollar strengthened against many foreign currencies. If this continues, it reduces the international sales amounts as translated into U.S. dollars and also may serve to reduce our export sales. This strengthening of the U.S. dollar may also increase our cost of manufacturing materials in certain of our foreign locations.

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

Discontinued Operations

On December 21, 2007, the Company committed to a plan to dispose of its cutting table business, C&G Systems (“C&G”). A definitive sales agreement was signed with closing occurring on January 18, 2008. Based on the sales price of $0.5 million, a loss of $0.6 million (net of $0.4 million of tax) was recorded in 2007 as a component of discontinued operations. The assets and liabilities were classified as held for sale at December 31, 2007.

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15.2 million (net of $1.2 million of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. A sale agreement for the building and land totaling $2.5 million was signed in October 2008. A deposit of $0.7 million was received in October 2008 and the remaining installment of $1.8 million is scheduled to be received in the first quarter of 2009.

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9.2 million (net of $6.3 million of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with $13.8 million net cash received at closing along with a note payable in May 2010 in the amount of 30 million South African Rand and bearing 14% interest payable which converts to U.S.$3.2 million at December 31, 2008.

On April 11, 2006, the Company completed the disposition of Tec.Mo Srl (“TecMo”), an indirect wholly-owned subsidiary which manufactures generic cutting and welding torches and consumables, to Siparex, an investment fund in France, and the general manager of TecMo. Net cash proceeds from this transaction of approximately $7.5 million were used to repay a portion of the Company’s outstanding Working Capital Facility balance. The Company recorded an impairment loss related to TecMo of approximately $0.7 million during the quarter ended March 31, 2006.

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”), both indirect wholly-owned subsidiaries which distribute cutting and welding equipment, to Soldaduras PCR Soltec Limitada, and Penta Capital de Riesgo S.A. At December 31, 2005, Soltec met the criteria of held for sale and, as such, the assets and liabilities of Soltec were classified as held for sale and the results of operations were presented as discontinued operations. As a result, the Company recorded an impairment loss of approximately $2.7 million during the year ended December 31, 2005 as the carrying value exceeded the fair value. Net cash proceeds of approximately $6.4 million, less amounts held in escrow of $1.5 million were used to repay a portion of the Company’s balance of the Working Capital Facility during the first quarter of 2006. Of the $6.4 million net proceeds, approximately $1.5 million is being held in escrow by the government of Chile until certain customary tax filings are made. During the second quarter of 2007, the Company recorded a $0.3 million charge, net of tax as a result of reducing the net realizable value of remaining tax recoveries to $1.1 million.

On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”), an indirect wholly-owned subsidiary which manufactures technologically advanced generators and engine-driven welders, to

Mase Generators S.P.A (“Mase”). The net cash proceeds from the sale of GenSet of $4.8 million were used to repay a portion of the Company’s outstanding balance of the Working Capital Facility during the first quarter of 2006. In addition, the buyer assumed approximately $7.6 million of debt owed to local Italian lenders. Related to the disposition of GenSet, the Company recorded a loss on disposal of approximately $10.4 million, net of tax of $6.4 million which is recorded as a component of discontinued operations in the year ended December 31, 2005.

Results of Operations

The results of operations set forth in the Income Statement on page F-5 have been adjusted to reflect the impact of discontinued operations. See Note 3 — Discontinued Operations in our consolidated financial statements.

The following description of results of operations is presented for the years ended December 31, 2008, 2007, and 2006.

2008 Compared to 2007

Net sales from continuing operations for the year ended December 31, 2008 were $516.9 million, which was a 4.6% increase over net sales of $494.0 million for the same twelve months in 2007. U.S. sales were $285.2 million for 2008, compared to $292.6 million for 2007, which is a decrease of 2.5%. International sales were $231.7 million for the twelve months ended December 31, 2008 compared to $201.4 million for the same period of 2007, or an increase of 15.0%. Net sales for the twelve months ended December 31, 2008 increased approximately $23 million with approximately $20 million from price increases, $2 million due to foreign currency translation and $1 million from volume. In the fourth quarter 2008, the Company’s sales declined substantially from the trends in the first three quarters as global economic conditions, particularly in steel production, deteriorated. The fourth quarter 2008 sales were 16% less than the comparable 2007 quarter with a $21 million sales decline of which approximately $20 million was from volume.

Gross margin from continuing operations for the twelve months ended December 31, 2008 was $159.1 million, or 30.8% of net sales, compared to $154.4 million, or 31.2% of net sales, for the same period in 2007. The gross margin decline is due to increases in the costs of materials such as copper, brass and steel partially offset by manufacturing cost savings and improved pricing administration consisting of sales price increases. The impact of increases in materials and production supply cost reduced gross margin by an estimated $26 million. These material cost increases were offset in part by cost savings from productivity initiatives of an estimated $18 million under the Company’s Total Cost Productivity (TCP) initiative.

Selling, general and administrative expenses (“SG&A”) were $112.1 million, or 21.7% of net sales, for the twelve months ended December 31, 2008 as compared to $106.0 million, or 21.5% of net sales, for the twelve months ended December 31, 2007. The increase in SG&A includes severance cost charges of $3.6 million arising from the fourth quarter 2008 decision to reduce salaried personnel due to the decline in economic conditions. Foreign currency transactional gains and losses reflected in SG&A for the twelve months ended December 31, 2008 and 2007 were losses of $0.7 million and gains of $0.4 million, respectively. The remaining increase in SG&A expenses in 2008 compared to 2007 reflect increases of $1.4 million for general cost increases including increases in new product development activities and the addition of sales and operations personnel throughout the Company’s worldwide facilities.

Interest expense for the twelve months ended December 31, 2008 was $20.3 million, which compares to $26.8 million for the twelve months ended December 31, 2007. The average indebtedness during 2008 was approximately 10% less than in the prior year. In addition, the average effective interest rate declined approximately 170 basis points during 2008. This decline in the effective interest rate reflects the combined benefit of the lower LIBOR rates and the reduced interest rate for the Working Capital and the Second Lien Facilities, as a result of the amendments to the agreements in June 2007. During 2008, approximately 40% of the Company’s indebtedness was variable with changes in LIBOR. The reduction of the Special Interest Adjustment on the Senior Subordinated Notes also resulted in a reduction in interest rate in 2008.

An income tax provision of $12.1 million was recorded on pretax income of $22.6 million from continuing operations for the year ended December 31, 2008. For 2008, the effective income tax rate was 53% versus 34% in the comparable prior year period. In its income tax expense, the Company includes in U.S. taxable income a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits, which are carried forward. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of a portion of the foreign earnings in U.S. taxable income. For the year ended December 31, 2007, an income tax provision of $5.5 million was recorded on a pretax income of $16.2 million from continuing operations. An income tax benefit of $4.0 million was recognized in 2007 due to the reduction of previously recorded state income tax contingencies.

Discontinued operations reported net income of $0.2 million for the twelve months ended December 31, 2008 compared to a net loss of $2.0 million for the twelve months ended December 31, 2007. During 2008, operational activities in Brazil ceased early in the year and a contract for sale of the Brazilian land and buildings was signed in late 2008. The Company is scheduled to close the sale in March 2009. The year 2007 loss results primarily from operational activities of the discontinued units. See Note 3 — Discontinued Operations to the consolidated financial statements.

2007 Compared to 2006

Net sales from continuing operations for the year ended December 31, 2007 were $494.0 million, which was a 10.8% increase over net sales of $445.7 million for the same twelve months in 2006. U.S. sales were $292.6 million for 2007 compared to $279.1 million for 2006, which is an increase of 4.8%. International sales were $201.4 million for the twelve months ended December 31, 2007 compared to $166.7 million for the same period of 2006, or an increase of 20.8%. Net sales for the twelve months ended December 31, 2007 increased approximately $48 million with approximately $15 million from increased demand primarily associated with new product introductions, $20 million from price increases, and $13 million due to foreign currency translation.

Gross margin from continuing operations for the twelve months ended December 31, 2007 was $154.4 million, or 31.3% of net sales, compared to $130.7 million, or 29.3% of net sales, for the same period in 2006. The gross margin improvement is due to manufacturing cost savings and improved pricing administration consisting of sales price increases and improved management of rebates and discounts. The impact of increases in materials and production supply cost reduced gross margin by an estimated $22 million. These estimated cost increases were offset in part by cost savings from the Company’s Total Cost Productivity (TCP) initiatives of an estimated $20 million. The overall increase in material cost was attributable to higher prices for key raw materials such as copper, brass and steel.

Selling, general and administrative expenses (“SG&A”) were $106.0 million, or 21.5% of net sales, for the twelve months ended December 31, 2007 as compared to $109.6 million, or 24.6% of net sales, for the twelve months ended December 31, 2006. The decrease in SG&A is principally related to incremental non-recurring costs incurred in the prior year to complete the 2005 financial statements and restatement of prior years. These incremental costs of approximately $8 million were attributable to accounting, audit and tax services fees and bondholder consent fees. The year 2007 reflects SG&A cost increases of $5 million which arise primarily from inflation increases.

Interest expense for the twelve months ended December 31, 2007 was $26.8 million, which compares to $26.5 million for the twelve months ended December 31, 2006. The increased interest costs reflect the offsetting effects of an increase of $1.5 million from the Special Interest Adjustment on the Senior Subordinated Notes partially offset by lower average borrowings.

An income tax provision of $5.5 million from continuing operations was recorded on pretax income of $16.2 million for the year ended December 31, 2007. An income tax benefit of $4.0 million was recognized in 2007 due to the reduction of previously recorded state income tax contingencies. For the year ended December 31, 2006, an income tax benefit of $0.4 million was recorded on a pretax income of $2.1 million from continuing operations. In 2006, accruals for income tax currently payable and deferred tax benefits are largely offsetting. The income tax benefit is primarily the result of the implementation of international tax planning that reduced both current and prior period liability related to our foreign operations. Valuation allowances offset a substantial portion of the tax benefit of U.S. net operating losses in 2006.

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

Restructuring and Other Charges

As of December 31, 2008, we accrued restructuring charges of $3.6 million for severance related expenses payable to approximately 110 salaried employees for which positions were eliminated in connection with cost reduction efforts in response to economic and market uncertainties. This initiative reduced the salaried work force approximately 13%. As a result, the Company expects to save approximately $7.5 million in annual compensation and benefit costs. The severance costs will be paid in the first and second quarters of 2009.

Subsequent to December 31, 2008, the Company offered a voluntary retirement program and approximately 50 employees have elected to participate. The Company will pay approximately $1.3 million in separation pay and reimburse COBRA benefits for certain periods. The Company expects to save $1.8 million in annual compensation and benefit costs. The amounts will be substantially paid through August 2009.

Liquidity and Capital Resources

Liquidity.  Our principal uses of cash are capital expenditures, working capital and debt repayment obligations including repayment of debt pursuant to the “Excess Cash Flow” provision of the Senior Subordinated Notes. We expect that ongoing requirements for working capital will be funded from operating cash flow and borrowings under the Working Capital Facility. This Facility was renegotiated in June 2007 and matures in June 2012, as discussed below. In 2009, we intend to finance most of our capital expenditures through new secured equipment borrowings. Other debt repayment obligations and Excess Cash Flow repayment obligations under the Senior Subordinated Notes, if any, will be funded through operating cash flow and borrowings under the Working Capital Facility.

In 2008, we used $4.2 million net cash in conducting continuing operations. Net debt repayments were $2.9 million which consisted of $22 million in repayment of the Second Lien Facility offset by increased borrowings under the Working Capital Facility. The Company repaid $15 million in June 2008 with funds repatriated from its foreign operations at that time. The Company repaid $7 million of its Second Lien Facility in April 2008 to satisfy the requirements of the Excess Cash Flow provision of the Senior Subordinated Notes. The Company increased its Working Capital Facility borrowings to fund additional inventory levels and to fund new equipment for its manufacturing operations.

In 2009, we anticipate capital expenditures primarily for equipment to improve productivity in our North American manufacturing operations will approximate $20.0 million, provided that equipment financing is available to us. In addition, we expect that our overall debt service obligations excluding interest expense and repayments on the Working Capital Facility will be approximately $2 million related to our capital lease obligations. We expect our operating cash flows, together with available borrowings under the Working Capital Facility and anticipated new secured equipment financing will be sufficient to meet our anticipated capital expenditures and the debt service requirements including repayments required, if any, by the Excess Cash Flow provision of the Senior Subordinated Notes, and our other long-term obligations for 2009.

In a declining economic environment, our sales volumes, EBITDA and asset borrowing base will also decline reducing the funding amounts available to us under the Working Capital Facility. We anticipate that our borrowing needs will decline as well in this environment as receivables and inventories decline. If we successfully execute our business plan, operating costs should also decline.

At December 31, 2008, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2009 by achieving its 2009 financial plan, which anticipates significant reduced sales volumes as compared to 2008 while achieving gross margin percentages comparable to 2008. The 2009 plan also anticipates implementing certain cost reduction initiatives, including its global continuous improvement program referred to as TCP and a reduction in global work force.

Our debt structure, terms, covenants, and a history of these instruments are described below. Certain subsidiaries of the Company are borrowers under the Third Amended and Restated Credit Agreement, dated June 29, 2007 (the “Credit Agreement”) with General Electric Capital Corporation as agent and lender. The Credit Agreement: (i) matures on June 29, 2012; (ii) provides a revolving credit commitment of up to $100 million (the “Working Capital Facility”), which includes (a) a cash flow facility of up to $20 million, subject to certain financial covenant compliance, with interest at LIBOR plus 2.50%, (b) an asset based facility, and (c) an amortizing $8 million property, plant and equipment (PPE) facility; (iii) provides for interest rate percentages applicable to the asset based and PPE borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the quarter-end fixed charge coverage ratio; and (iv) limits the senior leverage ratio to 2.75. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $8 million. Borrowings under the cash flow facility are dependent on a minimum 1.25 fixed charge coverage, as defined, and a minimum EBITDA, as defined, of $45 million. At December 31, 2008, $6.6 million of letters of credit were outstanding. Unused availability was $36.4 million as of December 31, 2008. The Working Capital Facility includes a lockbox agreement that requires all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit.

We have $14.0 million in outstanding indebtedness under our Second Lien Facility. The Second Lien Facility is secured by a second lien on substantially all of the assets of our domestic subsidiaries. The Second Lien Facility restricts how much long-term debt we may have and has other customary provisions including financial and non-financial covenants. On June 29, 2007, the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010 and (ii) lower the interest rate from LIBOR plus 4.50% to LIBOR plus 2.75%. The lender of the Second Lien Facility Amendment is also an affiliate of the holder of approximately 33% of the Company’s outstanding shares of common stock. This stockholder is the employer of one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender.

The Senior Subordinated Notes (the “Notes”) accrue interest at 9 1/4% per annum, which is payable semiannually in cash. The Notes are guaranteed by our domestic subsidiaries, which are also borrowers or guarantors under the Amended Credit Agreement, and certain of our foreign subsidiaries. The Notes contain customary covenants and events of default, including covenants that limit our ability and our subsidiaries’ abilities to incur debt, pay dividends and make certain investments. In May and August 2006, we amended the Indenture for the Senior Subordinated Notes to, among other things, extend the time by which we had to file with the Securities and Exchange Commission our Annual Report on Form 10-K for the year ended December 31, 2005 and any other reports then due, and obtain waivers for the defaults resulting from our failure to timely file the 2005 Annual Report and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The amendments require us, subject to certain conditions, to annually use our Excess Cash Flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the Notes pursuant to which we will offer to repurchase outstanding Notes at a purchase price of 101% of their principal amount. There was no “Excess Cash Flow” amount for 2008. The Indenture was also amended to provide for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to 0.75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% when the consolidated leverage ratio is less than 3.0. In consideration for these amendments, we paid the note holders consent fees aggregating $1.3 million during 2006.

During 2008, the Securities and Exchange Commission declared effective the Company’s shelf registration statement covering 5,996,555 shares of our common stock. Of the 5,996,555 shares, 4,496,555 were registered by the Company on behalf of Angelo, Gordon & Co., L.P. (which exercises voting and dispositive powers over certain shares of Company common stock held by Angelo, Gordon & Co., L.P. affiliates and clients), and 1,500,000 shares were registered for future offer and sale by the Company. The Company and Angelo, Gordon & Co., L.P. may offer for sale any or all of their respective registered shares from time to time prior to the expiration of the shelf registration statement. The Company’s ability and willingness to issue securities under the aforementioned registration statement will depend on market conditions at the time of any desired offering.

Working Capital and Cash Flows.  The operating activities of our continuing operations provided $17.6 million of cash during the year ended December 31, 2008, compared to cash provided of $23.0 million during the year ended December 31, 2007. This includes the changes in operating assets and liabilities which used $10.5 million of cash for the year ended December 31, 2008, compared to $0.5 million of cash used in the year ended December 31, 2007 and consisted of:

•	Accounts receivable decreases provided $7.1 million of cash in 2008, compared to $2.0 million of cash used during the year ended December 31, 2007. The decrease in accounts receivable in 2008 resulted primarily from the substantial decrease in sales during the fourth quarter.

•	Inventory increases used $15.4 million of cash in 2008 compared to $9.1 million provided in the year ended December 31, 2007. The increase in inventory during 2008 resulted from the substantial decline in sales volumes during the fourth quarter.

•	Accounts payable reductions used $1.9 million of cash in 2008, which compares to $1.3 million of cash used in the year ended December 31, 2007.

•	Accrued interest and other expense accrual increases provided $1.2 million of cash in 2008 compared to $5.8 million used in 2007, which primarily related to the payment of significant amounts of accrual under an expiring customer rebate program.

The purchase of the minority interest in our Italian manufacturing operations and the purchase of our partner’s interest in our Chinese manufacturing venture required an aggregate use of $3.9 million of cash in 2008 compared with $13.8 million provided by the sale of South African discontinued operations during 2007.

Cash used for capital expenditures was $13.4 million during the year ended December 31, 2008, compared to $11.4 million used for capital expenditures in the year ended December 31, 2007.

Financing activities used $3.2 million of cash during 2008 with $2.9 million of net debt repayments, which compares to $20.8 million of cash used with $21.7 million of net debt repayment during the year ended December 31, 2007. Financing activities in 2008 also reflect $3.3 million for stock options exercised and non-cash stock compensation charges as compared to $2 million in 2007.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Long-term debt	$224,521	$32,531	$14,000	$—	$177,990
Interest payments related to long-term debt	86,333	17,938	34,672	32,375	1,349
Capital leases	9,524	2,060	3,531	2,130	1,803
Operating leases	17,414	4,658	7,271	4,174	1,311

Total	$337,792	$57,187	$59,474	$38,679	$182,453

The amounts shown for capital leases exclude the effective interest expense component. At December 31, 2008, we had issued letters of credit totaling $6.6 million under the Working Capital Facility. See Note 17 to the consolidated financial statements for the Company’s obligation with respect to its pension and post-retirement benefit plans.

Market Risk and Risk Management Policies

Our earnings and cash flows are subject to exposure to changes in the prices of certain commodities, particularly copper, brass and steel and fluctuations due to changes in foreign currency exchange rates as well as changes in interest rates on our long-term debt arrangements. In addition, our Working Capital Facility and Second Lien Facility cause our related interest costs to change with changes in LIBOR. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Effect of Inflation and Deflation; Seasonality

In an environment of decreasing raw material prices and recessionary economic pressures, competitive conditions can cause sales price discounting before we can recover the higher costs of previously purchased materials. In addition, increasing prices to our customers requires 60 to 90 days notice and various administrative procedures to implement the changes. To the extent we are unable to maintain our sales prices to our customers, or to react as quickly as the market may change, our profitability could be adversely affected. In addition, certain of our customers and suppliers rely heavily on raw materials. To the extent there are fluctuations it could affect orders for our products and our financial performance

In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance. Our general operating expenses, such as salaries, employee benefits and facilities costs, are subject to normal inflationary pressures. Our operations are generally subject to mild seasonal increases in the second and third calendar quarters.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. No material adjustments to our accounting policies have been made in 2008. We believe the following are some of the more critical judgmental areas in the application of our accounting policies that affect our financial condition and results of operations.

Inventories

Inventories are a significant asset, representing 18% of total assets at December 31, 2008. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last in, first-out (LIFO) method, which represents 56% of consolidated inventories, and our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 44% of consolidated inventories.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings — 25 years and machinery and equipment — three to ten years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the fourth quarter of 2007, the Company recorded an impairment loss related to the decision to dispose of its cutting table business. During the fourth quarter of 2006, the Company recorded an impairment loss related to the decision to dispose of the South Africa and Brazil businesses. These impairment losses were recorded as the fair value of the businesses was determined to be below the carrying value of the net assets. See Note 3 — Discontinued Operations. No such losses were incurred as of December 31, 2008.

Intangible Assets

Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years. We account for these intangible assets in accordance with SFAS No. 144, which requires us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to recover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

Trademarks and goodwill are not amortized, but are periodically evaluated for impairment. Our trademarks are associated with our well-established product brands, and cash flows associated with these products are expected to continue indefinitely and therefore the Company has placed no limit on the end of our trademarks’ useful lives. As of December 31, 2008, there was no impairment of trademarks.

We test goodwill for impairment annually or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, we perform our impairment analysis on a consolidated enterprise level. We use comparable market values, market prices and the present value of expected future cash flows to estimate fair value. We make estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates. We performed an impairment analysis in the fourth quarter of 2008 and we concluded no adjustment to the carrying value of our goodwill was necessary as of December 31, 2008. Our analysis and conclusion was based primarily on our expected future cash flows for the Company. We believe recent trading prices for our stock have been abnormally disrupted due to extraordinary selling pressures from certain institutional investors who have discontinued their operations. In the fourth quarter, significant disruption occurred in the trading patterns of the Company’s stock. The stock has historically been thinly traded. With the severe aberration in the general markets during the fourth quarter, a number of large shareholders of Thermadyne stock were dramatically impacted by the overall markets causing them to liquidate positions. If current global economic recessionary conditions or reduced prices for the Company’s publicly traded stock prove to be sustained beyond the time frames assumed in management’s analysis, the Company may be required to record an impairment.

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

Terms of sale to U.S. customers generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon historical experience, have been recorded. Restocking charges will generally be assessed for product that is returned due to issues outside the scope of the Company’s warranty agreements. For sales to customers outside the U.S. payment terms frequently range from 60 to 90 days.

Income Taxes

We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to the excess of the fresh-start accounting valuation over the tax basis of our primary operating subsidiary, net operating loss carryforwards, fixed assets, intangible assets and post-employment benefits.

We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. In making this assessment we consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2008, a valuation allowance has been recorded against our deferred tax assets based upon this assessment. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.

A substantial portion of the earnings of our foreign subsidiaries are included in our U.S. income tax return under I.R.C. Section 956. This requires the earnings of a foreign subsidiary which guarantees the borrowings of its U.S. parent to be included in U.S. income. Upon actual distribution of those earnings previously taxed under I.R.C. Section 956 ,we are not subject to U.S. income taxes but may be subject to withholding taxes payable in the foreign jurisdiction. See Note 13 — Income Taxes to the consolidated financial statements.

For the undistributed earnings of non-U.S. subsidiaries not subject to I.R.C. Section 956, no provision is made for U.S. income taxes. These earnings are permanently invested or otherwise indefinitely retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

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

Recently Issued Accounting Standards

Business Combinations.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce income tax expense as the carryovers are utilized. Accordingly, the Company expects the adoption of SFAS No. 141 R to reduce its reported income tax expense beginning January 1, 2009 as the carryovers are utilized to reduce taxable income. By contrast, we currently record the benefits of net operating loss carryovers as a reduction of goodwill when recognized. However due to the tax law complexities and the unpredictability of future income there can be no assurance as to the amount or timing of the income tax savings from use of the tax loss carryovers or their related impact on the income statement. This change in financial reporting will not affect cash payments of income taxes. See Note 13 — Income Taxes

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

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

Copper, brass and steel constitute a significant portion of our raw material costs. These commodities are subject to price fluctuations which we may not be able to recover and maintain historical margins depending upon competitive pricing conditions at the time. We have not experienced and do not anticipate constraints on the availability of these commodities.

Approximately one-half of our international sales are export sales from the United States which are primarily denominated in U.S. dollars. The balance of the international sales arise from our manufacturing and sales conducted in foreign regions, particularly Australia/Asia, Canada and Europe. Our exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, China, Italy, Malaysia, and Mexico. However, our financial results could be significantly affected by changes in foreign currency exchange rates in the foreign markets. We are most susceptible to a strengthening U.S. dollar which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency. We may also incur transaction gains or losses resulting from changes in foreign currency exchange rates primarily between our U.K. distribution operations and Continental Europe. We do not believe these could be material to our financial results. As a result, we do not actively try to manage our exposure through foreign currency forward or option contracts.

We are exposed to changes in interest rates primarily as a result of our Credit Agreement and Second Lien Facility that have LIBOR-based variable interest rates. At December 31, 2008, the borrowings under these two agreements was $46.5 million. With this amount of variable rate debt, a hypothetical 100 basis point change in LIBOR would result in a change in interest expense of approximately $0.5 million annually. On February 1, 2009, the counterparty terminated the $50 million notational fixed-to-variable swap agreement related to our Senior Subordinated Notes.

Item 8.	Financial Statements and Supplementary Data

The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Management is required to apply judgment in evaluating its controls and procedures.

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

(b)	Management’s Assessment of Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s auditors KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included below.

(c)	Remediation of Prior Material Weakness

The Company previously reported that, as of December 31, 2007, certain controls and procedures were not effective because of a material weakness in our procedures for review and approval of the accounting for non-routine transactions. As a result of this deficiency, errors existed in the Company’s presentation of discontinued operations that were corrected prior to the issuance of the 2007 consolidated financial statements. To remediate this weakness, the Company expanded procedures for identification and analysis of non-routine transactions and expanded its use of outside accounting specialists and utilized internal audit resources to review unusual transactions and evaluate the impact for financial reporting purposes. The additional procedures have enhanced the internal control environment such that the material weakness no longer exists at December 31, 2008.

(d)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Thermadyne Holdings Corporation:

We have audited Thermadyne Holdings Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thermadyne Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Thermadyne Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thermadyne Holdings Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

St. Louis, Missouri
March 10, 2009

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company plans to file the 2009 Proxy Statement pursuant to Regulation 14A of the Exchange Act prior to April 29, 2008. Except for the information set forth in this Item 10 and the information concerning our executive officers set forth in Part I, Item 1, Business — Executive Officers of the Registrant of this annual report on Form 10-K for the fiscal year ended December 31, 2008, which information is incorporated herein by reference, the information required by this item is incorporated by reference from the 2009 Proxy Statement.

The Company has adopted a code of ethics applicable to certain members of Company management, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of ethics is available on the Company’s website at www.thermadyne.com. The Company will provide to any person without charge, upon request, a copy of the code of ethics. A request for the code of ethics should be made by writing to the Company’s Secretary, c/o Thermadyne Holdings Corporation, 16052 Swingley Ridge Road, Suite 300, Chesterfield, Missouri 63017. The Company intends to satisfy the disclosure requirement under Item 10 (now item 5.05(c)) of Form 8-K regarding the amendment to, or a waiver from, a provision of this code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the filing of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008.

The board of directors has determined that each of Ms. Gordon and Mr. Adorjan is an audit committee financial expert, as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.	Executive Compensation

Information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Directors,” “2008 Summary Compensation Table,” “2008 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2008 Fiscal Year-End,” “Employment Agreements,” “Potential Payments upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the caption “Information about Stock Ownership” in the 2009 Proxy Statement and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in the table below:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,249,497	$13.61	487,860
Equity compensation plans not approved by security holders	—	—	—
Total	1,249,497	$13.61	487,860

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Board and Committee Meetings-Independent Directors” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountant Fees and Other Matters” in the 2009 Proxy Statement and is incorporated herein by reference.

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

We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermadyne Holdings Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thermadyne Holdings Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

St. Louis, Missouri
March 10, 2009

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands,
	except share data)

Current Assets:
Cash and cash equivalents	$11,916	$16,159
Accounts receivable, less allowance for doubtful accounts of $900 and $1,000, respectively	72,044	83,852
Inventories	102,479	90,961
Prepaid expenses and other	5,443	6,147
Assets held for sale	916	2,023
Deferred tax assets	2,277	2,721

Total current assets	195,075	201,863
Property, plant and equipment, net of accumulated depreciation of $46,653 and $44,631, respectively	47,501	44,356
Goodwill	184,043	182,163
Intangibles, net	60,783	63,204
Other assets	6,967	5,841

Total assets	$494,369	$497,427

Current Liabilities:
Working capital facility	$32,531	$12,658
Current maturities of long-term obligations	2,060	8,778
Accounts payable	30,823	31,577
Accrued and other liabilities	28,295	28,826
Accrued interest	6,558	8,032
Income taxes payable	2,849	4,664
Deferred tax liability	3,253	2,667
Liabilities related to assets held for sale	5,266	7,417

Total current liabilities	111,635	104,619
Long-term obligations, less current maturities	199,454	213,142
Deferred tax liabilities	47,292	44,306
Other long-term liabilities	17,685	12,989
Minority interest	—	287
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares Issued and outstanding — 13,509,698 shares at December 31, 2008 and 13,368,190 shares at December 31, 2007	135	134
Additional paid-in capital	189,256	186,830
Accumulated deficit	(69,245)	(79,953)
Accumulated other comprehensive income (loss)	(1,843)	15,073

Total stockholders’ equity	118,303	122,084

Total liabilities and stockholders’ equity	$494,369	$497,427

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Net sales	$516,908	$493,975	$445,727
Cost of goods sold	357,855	339,622	315,052

Gross margin	159,053	154,353	130,675
Selling, general and administrative expenses	112,122	106,033	109,563
Amortization of intangibles	2,675	2,921	2,894
Net periodic postretirement benefits	322	1,087	(11,755)

Operating income	43,934	44,312	29,973
Other income (expenses):
Interest	(20,304)	(26,799)	(26,512)
Amortization of deferred financing costs	(938)	(1,444)	(1,344)
Minority interest	(80)	82	(44)

Income from continuing operations before income tax provision and discontinued operations	22,612	16,151	2,073
Income tax provision (benefit)	12,089	5,515	(405)

Income from continuing operations	10,523	10,636	2,478
Income (loss) from discontinued operations, net of tax	185	(1,971)	(25,525)

Net income (loss)	$10,708	$8,665	$(23,047)

Basic income (loss) per share:
Continuing operations	$0.79	$0.80	$0.19
Discontinued operations	0.01	(0.15)	(1.92)

Net income (loss)	$0.80	$0.65	$(1.73)

Diluted income (loss) per share:
Continuing operations	$0.78	$0.79	$0.18
Discontinued operations	0.01	(0.15)	(1.91)

Net income (loss)	$0.79	$0.64	$(1.73)

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par	Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
	(Dollars in thousands, except share data)

December 31, 2005	13,318	$133	$183,541	$(65,571)	$5,850	$123,953
Comprehensive income (loss):
Net loss	—	—	—	(23,047)	—	(23,047)
Foreign currency translation	—	—	—	—	521	521
Minimum pension liability	—	—	—	—	370	370
Minimum post retirement liability	—	—	—	—	444	444

Comprehensive loss						(21,712)
Common stock issuance-Employee stock purchase plan	14	—	155	—	—	155
Exercise of stock options	4	—	55	—	—	55
Stock compensation	—	—	1,053	—	—	1,053

December 31, 2006	13,336	$133	$184,804	$(88,618)	$7,185	$103,504
Comprehensive income (loss):
Net income	—	—	—	8,665	—	8,665
Foreign currency translation	—	—	—	—	5,873	5,873
Minimum pension liability	—	—	—	—	(877)	(877)
Minimum post retirement liability	—	—	—	—	2,892	2,892

Comprehensive income						16,553
Common stock issuance-Employee stock purchase plan	10	—	138	—	—	138
Exercise of stock options	22	1	279	—	—	280
Stock compensation	—	—	1,609	—	—	1,609

December 31, 2007	13,368	$134	$186,830	$(79,953)	$15,073	$122,084

Comprehensive income (loss):
Net income	—	—	—	10,708	—	10,708
Foreign currency translation	—	—	—	—	(10,990)	(10,990)
Minimum pension liability	—	—	—	—	(7,098)	(7,098)
Minimum post retirement liability	—	—	—	—	1,172	1,172
Comprehensive loss						(6,208)
Common stock issuance-Employee stock purchase plan	11	—	130	—	—	130
Exercise of stock options	131	1	1,818	—	—	1,819
Stock compensation	—	—	478	—	—	478

December 31, 2008	13,510	$135	$189,256	$(69,245)	$(1,843)	$118,303

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from continuing operations:
Cash flows from operating activities:
Net income (loss)	$10,708	$8,665	$(23,047)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income (loss) from discontinued operations	(185)	1,971	25,525
Minority interest	80	(82)	44
Depreciation and amortization	12,365	13,117	15,727
Deferred income taxes	4,850	(1,233)	(8,815)
Net periodic post-retirement benefits	322	1,087	(11,755)
Changes in operating assets and liabilities:
Accounts receivable	7,052	(2,001)	(8,473)
Inventories	(15,440)	9,076	4,970
Prepaids	762	—	—
Accounts payable	(1,902)	(1,268)	(5,839)
Accrued and other liabilities	1,242	(5,795)	1,669
Accrued interest	(1,474)	(225)	934
Other long-term liabilities	(838)	(3,453)	(4,755)
Other, net	103	3,154	(1,651)

Net cash provided by (used in) operating activities	17,645	23,013	(15,466)

Cash flows from investing activities:
Capital expenditures	(13,393)	(11,358)	(8,499)
Net proceeds from sales of assets	—	—	1,957
Proceeds from sales of discontinued operations	500	13,783	16,455
Purchase of minority interest	(838)		(3,954)
Purchase of outside interest in joint venture	(3,055)	—	—
Other	(757)	(487)	—

Net cash provided by (used in) investing activities	(17,543)	1,938	5,959

Cash flows from financing activities:
Borrowings under Working Capital Facility	27,751	20,041	9,357
Repayments of Working Capital Facility	(7,878)	(24,989)	(23,547)
Borrowings under other debt	—	—	20,000
Repayments of other debt	(22,789)	(16,725)	(7,790)
Stock compensation expense	1,362	1,609	1,053
Exercise of employee stock purchases	1,949	417	210
Advances from (to) discontinued operations	(2,657)	(837)	8,330
Other, net	(891)	(362)	(348)

Net cash provided by (used in) financing activities	(3,153)	(20,846)	7,265

Effect of exchange rate changes on cash and cash equivalents	(1,192)	744	365

Net cash provided by (used in) continuing operations	(4,243)	4,849	(1,877)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	(2,574)	812	8,008
Net cash provided by (used in) investing activities	500	5,084	(342)
Net cash provided by (used in) financing activities	2,538	(5,650)	(9,854)
Effect of exchange rates on cash and cash equivalents	(155)	30	(187)

Net cash provided by (used in) discontinued operations	309	276	(2,375)

Total increase (decrease) in cash and cash equivalents	(3,934)	5,125	(4,252)
Total cash and cash equivalents beginning of period	16,435	11,310	15,562

Total cash and cash equivalents end of period	$12,501	$16,435	$11,310

Continuing operations
Cash and cash equivalents beginning of period	$16,159	$11,310	$13,187
Net cash provided by (used in) continuing operations	(4,243)	4,849	(1,877)

Cash and cash equivalents end of period	$11,916	$16,159	$11,310

Discontinued operations
Cash and cash equivalents beginning of period	$276	$—	$2,375
Net cash provided by (used in) discontinued operations	309	276	(2,375)

Cash and cash equivalents end of period	$585	$276	$—

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

Estimates.  Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires certain estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair market value of assets and result in a potential impairment loss.

Inventories.  Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for domestic subsidiaries and the first-in, first-out (“FIFO”) method for the Company’s foreign subsidiaries. Inventories at foreign subsidiaries amounted to $45,570 and $36,150 at December 31, 2008 and 2007, respectively.

Property, Plant and Equipment.  Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings — 25 years and machinery and equipment — three to ten years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During 2007, the Company recorded an impairment loss related to the decision to dispose of its cutting table business. During 2006, the Company recorded an impairment loss related to the decision to dispose of the South Africa and Brazil businesses. These impairment losses were recorded as the fair value of the businesses was determined to be below the carrying value of the net assets. See Note 3 — Discontinued Operations. No such losses were incurred as of December 31, 2008.

Deferred Financing Costs.  Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs and amortized on a straight-line basis over the term of the credit agreement. Deferred financing costs totaled $10,501 and $10,494, less related accumulated amortization of $6,890 and $5,953, at December 31, 2008 and 2007, respectively, and are classified as other assets in the accompanying consolidated balance sheets.

Intangibles.  Goodwill and trademarks have indefinite lives. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years.

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Comparable market values, market prices

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the present value of expected future cash flows are used to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions could result in significant changes in those estimates. Uncertainty of global economic slow down could impact the Company’s actual and expected results and accordingly increase the risk of recognizing an impairment. The annual impairment analysis was completed in the fourth quarter, and no adjustment to the carrying value of goodwill was deemed necessary as of December 31, 2008 based on estimates of future cash flows. Impairments were recorded as of December 31, 2007 and 2006 to the carrying value of goodwill allocated to the Company’s discontinued operations. See Note 3 — Discontinued Operations to the consolidated financial statements.

Trademarks are generally associated with the Company’s product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of the Company’s trademarks’ useful lives. As of December 31, 2008, there was no impairment of trademarks.

Product Warranty Programs.  Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $3,094, $3,780, and $3,093 of warranty expense, respectively, through cost of goods sold. As of December 31, 2008 and 2007, the warranty accrual totaled $2,961 and $3,092, respectively.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sponsors a number of incentive programs to augment distributor sales efforts including certain rebate programs and sales and market share growth incentive programs. The costs associated with these sales programs are recorded as a reduction of revenue.

In both 2008 and 2007, the Company had one customer that comprised 11% and 13%, respectively, of the Company’s global net sales.

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

Accumulated Other Comprehensive Income.  Other comprehensive income (loss) is recorded as a component of shareholders equity. As of December 31, it consists of:

	2007			2008
		Increase	Balance at	Increase	Balance at
	January 1	(Decrease)	December 31	(Decrease)	December 31

Cumulative foreign currency translation gains (losses), net of tax	$7,016	$5,873	$12,889	$(10,990)	$1,899
Minimum pension liability, net of tax	(275)	(877)	(1,152)	(7,098)	(8,250)
Minimum post-retirement liability, net of tax	444	2,892	3,336	1,172	4,508

Comprehensive income	$7,185	$7,888	$15,073	$(16,916)	$(1,843)

Fair Value.  In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of January 1, 2008 and elected not to apply the fair value option to any of its financial instruments. At December 31, 2008, the $50 million notional amount interest rate swap agreement is the only significant financial instrument for which hedge accounting is a consideration. This financial instrument is accounted for and reported as a fair value hedge under the requirements of FAS 133 “Accounting for Derivatives and Hedging Activities.” This swap agreement was terminated by the counter party on February 1, 2009 pursuant to the call provisions of the agreement with a $3.0 million termination payment to Thermadyne.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008. See Note 8 — Debt and Capital Lease Obligations.

The carrying values of the obligations outstanding under the Working Capital Facility, the Second Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, are estimated to approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $97,125 and $162,750 at December 31, 2008 and December 31, 2007, respectively, is based on available market information.

Effect of New Accounting Standards

Business Combinations.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce income tax expense as the carryovers are utilized. Accordingly, the Company expects the adoption of SFAS No. 141 R to reduce its reported income tax expense in future periods as the carryovers are utilized. By contrast, we currently record the benefits of net operating loss carryovers as a reduction of goodwill when recognized. However due to the tax law complexities and the unpredictability of future income there can be no assurance as to the amount or timing of the income tax savings from use of the tax loss carryovers. This change in financial reporting will not affect cash payments of income taxes.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sales price of $500, a loss of $570 (net of $350 of tax) was recorded in 2007 as a component of discontinued operations. The assets and liabilities were classified as held for sale at December 31, 2007.

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. A sale agreement for the building and land totaling $2,500 was signed in October 2008. A deposit of $700 was received in October 2008 and the remaining installment of $1,800 is scheduled to be received in 2009. In 2008, the Company realized $2,485 of U.S. tax savings from utilization of losses from its investments in Brazil.

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a note payable May 2010 in the amount of 30,000 South African Rand and bearing 14% interest which converts to U.S. $3,200 at December 31, 2008.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below set forth certain information related to the C&G, Brazil, South Africa, Soltec, Genset and TecMo operations included in discontinued operations:

	Twelve Months Ended December 31, 2008
			South
	C&G	Brazil	Africa	Soltec	Genset	Total

Net sales	$68	$457	$—	$—	$—	$525
Operating expenses	(218)	(322)	—	—	—	(540)
Other expenses	—	(130)	—	—	—	(130)
Income tax benefit	—	2,485	—	—	—	2,485
Adjustment in carrying value of related assets and reserves, net of tax	23	(2,141)	—	(36)	(1)	(2,155)

Net income (loss) from discontinued operations	$(127)	$349	$—	$(36)	$(1)	$185

	Twelve Months Ended December 31, 2007
			South
	C&G	Brazil	Africa	Soltec	Genset	Total

Net sales	$4,120	$12,603	$16,230	$—	$—	$32,953
Operating expenses	(4,804)	(15,897)	(14,378)	—	—	(35,079)
Other expenses	(4)	(302)	(228)	—	—	(534)
Income tax (provision) benefit	—	—	(515)	—	—	(515)
Adjustment in carrying value of related assets and reserves, net of tax	(570)	1,529	908	(205)	(458)	1,204

Net income (loss) from discontinued operations	$(1,258)	$(2,067)	$2,017	$(205)	$(458)	$(1,971)

	Twelve Months Ended December 31, 2006
			South
	C&G	Brazil	Africa	TecMo	Total

Net sales	$5,567	$13,918	$34,402	$2,774	$56,661
Operating expenses	(5,556)	(17,129)	(30,800)	(2,126)	(55,611)
Other expenses	(4)	(826)	(42)	(7)	(879)
Income tax (provision) benefit		1,231	5,610	(268)	6,573
Adjustment in carrying value of related assets and reserves, net of tax		(16,429)	(15,521)	(319)	(32,269)

Net income (loss) from discontinued operations	$7	$(19,235)	$(6,351)	$54	$(25,525)

Selected balance sheet items for the discontinued operations classified as held for sale are as follows:

	At December 31, 2008
	C&G	Brazil	Total

Cash	$—	$585	$585
Other assets	—	331	331

	$—	$916	$916

Accounts payable and other liabilities	$—	$5,266	$5,266

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2007
	C&G	Brazil	Total

Cash	$—	$276	$276
Accounts receivable	264	750	1,014
Inventories	437	93	530
Other assets	17	186	203

	$718	$1,305	$2,023

Accounts payable and other liabilities	$534	$6,883	$7,417

4.	Accounts Receivable

As of December 31, 2008 and 2007, accounts receivable are recorded at the amounts invoiced to customers less an allowance for discounts and doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

	Balance at		Net
	Beginning	(Recovery)	Write-offs &	Balance at End
	of Year	Provision	Adjustments	of Year

Allowance for Discounts and Doubtful Accounts
Year ended December 31, 2008	$1,000	284	(384)	900
Year ended December 31, 2007	2,385	(341)	(1,044)	1,000
Year ended December 31, 2006	2,578	189	(382)	2,385

5.	Inventories

The composition of inventories at December 31 is as follows:

	2008	2007

Raw materials and component parts	$41,185	$32,675
Work-in-process	12,216	11,374
Finished goods	63,597	57,337

	116,998	101,386
LIFO reserve	(14,519)	(10,425)

	$102,479	$90,961

The carrying value of inventories valued by the LIFO method was $74,961 at December 31, 2008 and $66,339 at December 31, 2007.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant, and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	2008	2007

Land	$5,146	$6,991
Building	15,733	16,750
Machinery and equipment	73,275	65,246

	94,154	88,987
Accumulated depreciation	(46,653)	(44,631)

	$47,501	$44,356

Assets recorded under capitalized leases were $12,780 ($6,436 net of accumulated depreciation) and $12,519 ($6,333 net of accumulated depreciation) at December 31, 2008 and 2007, respectively.

7.	Intangible Assets

The composition of intangible assets at December 31 is as follows:

	2008	2007

Goodwill (See Note 2)	$184,043	$182,163
Patents and customer relationships	42,380	42,126
Trademarks	33,403	33,403

	259,826	257,692
Accumulated amortization of patents and customer relationships	(15,000)	(12,325)

	$244,826	$245,367

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill

Balance as of December 31, 2007	$182,163
Increase in balance due to acquisitions	2,500
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(958)
Foreign currency translation	338

Balance as of December 31, 2008	$184,043

The Company conducted its most recent annual goodwill impairment test during the fourth quarter of 2008. Management concluded that the carrying value of goodwill was not impaired as of December 31, 2008. In doing so, the Company used primarily the present value of expected future cash flows to estimate fair value. This process required significant judgments and estimates about future conditions in arriving at the estimates of future cash flows. Management concluded that market value and market capitalization should not be the primary references at December 2008 for the purpose of the impairment test. In the fourth quarter, significant disruption occurred in the trading patterns of the Company’s stock. The stock has historically been thinly traded. With the severe aberration in the general markets during the fourth quarter, a number of large shareholders of Thermadyne stock were dramatically impacted by the overall markets causing them to liquidate positions. If current global economic recessionary conditions or reduced prices for the Company’s publicly traded stock prove to be sustained beyond the time frames assumed in management’s analysis, the Company may be required to record an impairment.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense amounted to $2,675, $2,921, $2,894 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for patents and customer relationships is expected to be approximately $2,700 for each of the next five fiscal years.

8.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations at December 31 is as follows:

	2008	2007

Working Capital Facility	$32,531	$12,658
Second-Lien Facility	14,000	36,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	9,524	10,625
Other	2,990	295

	234,045	234,578
Current maturities and working capital facility	(34,591)	(21,436)

	$199,454	$213,142

At December 31, 2008 the schedule of principal payments of debt including the term loan as scheduled capital lease obligations and the working capital facility, is as follows:

2009	$34,591
2010	16,015
2011	1,516
2012	1,042
2013	1,088
Thereafter	179,793

This excludes note repurchase obligations, if any, that may result from the “Excess Cash Flow” provision of the Senior Subordinated Notes as described below.

For the years ended December 31, 2008 2007 and 2006, the Company’s weighted average interest rate on its short-term borrowings was 5.79%, 8.31%, and 9.25%, respectively. Interest paid for each of the years ended December 31, 2008, 2007, and 2006 was $21,906, $25,423, and $28,507, respectively.

Credit Agreement

On June 29, 2007, certain subsidiaries of the Company entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (the “Amended GE Credit Agreement”). The Amended GE Credit Agreement:(i) extends the maturity date to June 29, 2012; (ii) increases the revolving credit commitment to $100,000 (the “Working Capital Facility”), which includes(a) a new cash flow facility of up to $20,000 with interest at LIBOR plus 2.50%, (b) an asset based facility and (c) a new amortizing $8,000 property, plant and equipment (PPE) facility; (iii) provides for lower interest rate percentages applicable to the asset based and PPE borrowings that range from LIBOR plus 1.50% to 2.25% depending upon the fixed charge coverage ratio; (iv) substitutes a senior leverage ratio of 2.75 for the previous total leverage ratio. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $8,000. Borrowings under the cash flow facility are dependent on a

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum 1.25 fixed charge coverage and a minimum EBITDA of $45 million. At December 31, 2008, $6,551 of letters of credit were outstanding. Unused availability was $36,409 as of December 31, 2008.

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

Second Lien Facility

Also on June 29, 2007, certain subsidiaries of the Company entered into Amendment No. 19 and Waiver to the Second Lien Credit Agreement between the Company and Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to: (i) extend the maturity date to November 7, 2010 and (ii) lower the interest rates from LIBOR plus 4.50% to LIBOR plus 2.75%. The lender for the Second Lien Facility Amendment is an affiliate of the holder of approximately 33% of the Company’s outstanding shares of common stock. The stockholder employs one of the Company’s directors. The terms of the Second Lien Credit Agreement, as amended, were negotiated at arms-length, and the Company believes that the terms of the Second Lien Facility are as favorable as could be obtained from an unaffiliated lender

Covenant Compliance

At December 31, 2008, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2009 by achieving its 2009 financial plan. The Company’s 2009 plan anticipates reduced sales volumes as compared to 2008. The 2009 plan also anticipates implementing certain cost reduction initiatives, including its global continuous improvement program referred to as TCP and a reduction in global work force. Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless the covenants were further amended or waived.

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

In August 2006, the Company obtained consent to amend the Indenture governing the Senior Subordinated Notes and to waive existing defaults under that Indenture related to the late filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q with the SEC. The Indenture was amended to provide for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.0 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to .75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% if leverage is

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than 3.0. The quarterly Special Interest Adjustment calculated as of December 31, 2008, based on the leverage ratio, as defined, was 0.75% and is effective April 1, 2009.

The Notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100% of the principal amount thereof.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At December 31, 2008 and December 31, 2007, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation except as shown in Note 20, Condensed Consolidating Financial Statements.

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

In accordance with SFAS No. 133, the Company records a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. A fair value adjustment of $2,991 at December 31, 2008 was recorded as an increase to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term assets. A fair value adjustment of $296 at December 31, 2007 was recorded as a decrease to long-term obligations, with the related value for the interest rate swap’s non-current portion recorded in other long-term liabilities.

Interest rate differentials associated with the interest rate swap are recorded as an adjustment to interest expense over the life of the interest rate swap. The Company realized an decrease in its interest expense as a result of the interest rate swap of $1,355 for the year ended December 31, 2008 and a increase of $115 for the year ended December 31, 2007.

The swap arrangement was terminated on February 1, 2009 by the counter party pursuant to terms of the arrangement. A $3,000 payment was received by the Company.

10.	Fair Value Measurements

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has one asset that is within the provisions of SFAS 157, the interest rate swap derivative asset discussed in Note 7. At December 31, 2008, the fair value of this asset is $2,991 measured at Level 2 fair value on a recurring basis.

11.	Financial Instruments

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable. Accounts receivable from one customer exceeds 10% of consolidated accounts receivable at December 31, 2008.

In 2008, 2007, and 2006, the Company had sales to one customer that comprised 11%, 13% and 10%, respectively of our global net sales.

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

Debt:  The carrying values of the obligations outstanding under the Working Capital Facility, the Second Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $97,125 and $162,750 at December 31, 2008, and 2007, respectively, is based on available market information.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008 are as follows:

	Capital	Operating
	Leases	Leases

2009	$2,995	$4,697
2010	2,760	4,321
2011	2,056	3,008
2012	1,448	2,127
2013	1,376	2,047
Thereafter	3,026	1,311

Total minimum lease payments	13,661	$17,511

Amount representing interest	(4,137)

Present value of net minimum lease payments, including current obligations of $2,060	$9,524

Rent expense under operating leases amounted to $8,712, $8,638, and $7,529 for each of the years ended December 31, 2008, 2007, and 2006, respectively.

13.	Income Taxes

Pretax income (loss) from continuing operations was allocated under the following jurisdictions:

	Year Ended December 31,
	2008	2007	2006

Domestic loss	$(1,351)	$(3,076)	$(5,958)
Foreign income	23,963	19,227	8,031

Income from continuing operations before income taxes	$22,612	$16,151	$2,073

The provision (benefit) for income taxes for continuing operations is as follows:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$583	$160	$—
Foreign	6,451	6,220	3,436
State and local	219	(124)	(1,444)

Total current	7,253	6,256	1,992
Deferred	4,836	(741)	(2,397)

Income tax provision (benefit) — continuing operations	$12,089	$5,515	$(405)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of deferred tax assets and liabilities at December 31 is as follows:

	2008	2007

Deferred tax assets:
Post-employment benefits	$2,571	$2,989
Accrued liabilities	5,139	4,246
Other	597	698
Fixed assets	740	1,393
Net operating loss carryforwards-foreign and U.S.	57,640	45,717

Total deferred tax assets	66,687	55,043
Valuation allowance for deferred tax assets	(42,965)	(31,000)

Net deferred tax assets	23,722	24,043

Deferred tax liabilities:
Intangibles	(16,916)	(17,614)
Inventories	(4,072)	(3,139)
Investment in subsidiary	(50,717)	(47,392)

Total deferred tax liabilities	(71,705)	(68,145)

Net deferred tax assets (liabilities)	$(47,983)	$(44,102)

Income taxes paid for each of the years ended December 31, 2008, 2007 and 2006 were $7,270, $4,507, and $4,720, respectively.

The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income excluding the gain on reorganization and adoption of fresh-start accounting as a result of the following differences:

	Year Ended December 31,
	2008	2007	2006

Tax at U.S. statutory rates	$7,914	$5,653	$728
Foreign deemed dividends (Section 956)	2,366	3,998	3,606
Nondeductible expenses and other exclusions	(26)	351	556
Valuation allowance for deferred tax benefits	21	—	(2,518)
Foreign Currency on Gain on Previously Taxed Income Distribution	572	—	—
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	(950)	(1,608)	765
State income taxes	201	(3,646)	(1,610)
Change in basis difference in investment of subsidiary	1,991	767	(1,932)

Income tax provision (benefit)	$12,089	$5,515	$(405)

As of December 31, 2008, the Company has net operating loss carryforwards from the years 1998 through 2008 available to offset future U.S. taxable income of approximately $146,880. The Company has recorded a related deferred tax asset with a substantial valuation allowance, given the uncertainties regarding utilization of these net operating loss carryforwards. The net operating losses in the U.S. will expire between the years 2018 and 2028. Assumed tax planning strategies related to inventories and intangible assets reduce the valuation allowance

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$14,545 as of December 31, 2008. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the Company’s net deferred tax assets.

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

The Company’s policy is to include both interest and penalties on underpayments of income taxes in its income tax provision. This policy was continued after the adoption of FIN 48. At January 1, 2008, the total interest accrued was $292. At December 31, 2008 the total interest accrued was $265. No penalties were accrued for either date by the Company.

The adoption of FIN 48 in 2007 did not result in a significant adjustment to the opening balance in the Company’s Reserve for Uncertain Tax Positions. A reconciliation of the reserve for 2008 is as follows:

	2008	2007

Balance at January 1	$2,099	$7,520
Additions based on tax positions related to the current year	186	290
Reductions for tax positions of prior years	(554)	(5,711)

Balance at December 31	$1,731	$2,099

All of the $554 of reductions listed above for 2008 affected the 2008 state income tax provision expense. The Company does not expect to make payments related to the Reserve for Uncertain Tax Positions in the next twelve months.

The Company’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for 2004 through 2008 remain subject to examination by various state taxing authorities. The Company’s significant foreign subsidiaries’ local country tax filings remain open to examination as follows: Australia (2004-2008), Canada (2003-2008), United Kingdom (2002-2008) and Italy (2001-2008). No extensions of the various statutes of limitations have currently been granted.

The Company’s foreign subsidiaries have undistributed earnings at December 31, 2008 of approximately $35,450. The Company has recognized the estimated U.S. income tax liability associated with approximately $26,725 of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to withholding taxes payable to the various foreign countries in the amount of approximately $1,470. This amount is an estimate subject to fluctuations attributable to factors including changes in currency exchange.

14.	Contingencies

The Company and certain of its wholly-owned subsidiaries are defendants in various legal actions, primarily related to product liability. At December 31, 2008, the Company was co-defendant in 354 cases alleging manganese-induced illness. Manganese is an essential element of steel and is contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in welding filler metals cause the plaintiffs to develop adverse neurological conditions, including a condition known as magnesium. As of December 31, 2008, 136 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the North District of Ohio. Between June 1, 2003 and December 31, 2008, the Company was

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dismissed from 1,109 similar cases. To date the Company has made no payments or settlements to plaintiffs for these allegations. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

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

15.	Stock Options and Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As a result of adopting SFAS No. 123(R) in 2006, the Company’s recorded pre-tax stock-based compensation expense of $1,362, $1,586 and $1,053 within selling, general and administrative expense for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $2,109 and the weighted average period over which this amount is expected to be recognized was approximately 1.5 years.

No significant modifications to equity awards occurred during the fiscal year ending December 31, 2008.

Stock Options and Restricted Stock

The Company has available various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist of stock options and performance-based restricted stock awards. Additionally, Company awarded stock options to its outside directors. These awards are administered through several plans, as described within this Note.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Company awarded 277,600 options under the Stock Incentive Plan, of which 1,300 were canceled at December 31, 2007. Of the remaining options issued, 2,000 shares vested immediately, 9,000 will vest ratably over three years and the remaining 265,300 options will vest within three years of the grant date if certain financial goals are met.

In 2008, the Company awarded 29,977 options under the Stock Incentive Plan, of which 1,060 were canceled at December 31, 2008. Of the remaining options issued, 3,137 shares will vest ratably over three years and the remaining 25,780 options will vest within three years of the grant date if certain financial goals are met.

In May 2008, the Amended and Restated 2004 Stock Incentive Plan (the “Amended and Restated Plan”) was adopted. Under the Amended and Restated Plan, the number of shares authorized for issuance pursuant to awards was increased from 1.478 million shares to 1.978 million shares.

As of December 31, 2008, 1,249,497 options to purchase shares were issued and outstanding under the Directors’ Plan, the Stock Incentive Plan and other specific agreements. Restricted stock grants to employees totaling 233,305 shares were outstanding at December 31, 2008 with vesting determined in 2010 and 2011 based on return on invested operating capital, as defined, “ROIOC” performance goals.

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

The following table presents the assumptions used in valuing options granted during the twelve months ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Weighted average fair value	$6.75	$6.02	$6.65
Assumptions used:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	41.12%	38.22%	40.80%
Risk-free interest rate	3.44%	4.51%	4.77%
Expected life	6.5 years	6 years	6 years

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the year ended December 31, 2008 is presented in the following table:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value

Options outstanding at January 1, 2008	1,527,830	$13.56
Granted	29,977	$14.42
Exercised	(130,848)	$13.01
Forfeited or expired	(177,462)	$13.77

Options outstanding at December 31, 2008	1,249,497	$13.61	6.5	$—

Options exercisable at December 31, 2008	637,570	$13.33	5.9	$—

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was approximately $1,702, $279 and $71, respectively. The total grant date fair value of stock options vested during the year ended December 31, 2008 was $726.

Following is a summary of stock options outstanding as of December 31, 2008:

		Weighted Average
	Number of	Remaining Life	Shares
	Options	(In Years)	Exercisable

Options outstanding:
Exercise price of $9.90	5,000	8.0	3,332
Exercise price of $10.30	3,137	9.3	—
Exercise price of $10.50	122,500	7.8	40,833
Exercise price of $10.95	25,000	4.8	25,000
Exercise price of $11.64	4,500	8.3	1,494
Exercise price of $12.15	50,000	6.3	25,000
Exercise price of $12.18	132,617	6.3	132,617
Exercise price of $13.10	250,000	5.5	125,000
Exercise price of $13.24	4,382	8.6	2,382
Exercise price of $13.60	4,168	7.5	—
Exercise price of $13.75	5,000	6.7	2,500
Exercise price of $13.79	125,000	4.6	125,000
Exercise price of $13.95	5,000	6.5	5,000
Exercise price of $14.20	6,250	6.1	6,250
Exercise price of $14.36	17,500	8.7	—
Exercise price of $14.45	20,000	6.6	10,000
Exercise price of $14.79	453	9.5	—
Exercise price of $14.88	24,925	9.4	—
Exercise price of $15.00	219,500	8.3	—
Exercise price of $15.75	224,163	7.3	133,162
Exercise price of $16.67	402	9.8	—

	1,249,497		637,570

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Earnings (Loss) Per Share

The calculation of income (loss) per share follows:

	Year Ended December 31,
	2008	2007	2006

Numerator:
Income (loss) applicable to common shares
Continuing operations	$10,523	$10,636	$2,478
Discontinued operations	185	(1,971)	(25,525)

Net income	$10,708	$8,665	$(23,047)

Denominator:
Weighted average shares for basic earnings per share	13,434,609	13,353,742	13,327,176
Dilutive effect of stock options	126,245	77,631	31,709

Weighted average shares for diluted earnings per share	13,560,854	13,431,373	13,358,885

Basic income (loss) per share amounts:
Continuing operations	$0.79	$0.80	$0.19
Discontinued operations	0.01	(0.15)	(1.92)

Net income	$0.80	$0.65	$(1.73)

Diluted income (loss) per share amounts:
Continuing operations	$0.78	$0.79	$0.18
Discontinued operations	0.01	(0.15)	(1.91)

Net income	$0.79	$0.64	$(1.73)

Potential common shares comprised of 1.4 million, 1.5 million, and 1.3 million stock options and restricted stock were excluded from the calculation of weighted average shares for the years ended December 31, 2008, 2007, and 2006, respectively, because their effect was considered to be antidilutive.

17.	Employee Benefit Plans

401(k) Retirement Plan.  The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion, the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan provides for the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $1,231, $1,459, and $1,286 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Plan has been revised such that effective April 1, 2009 the Company matching contributions are discretionary and determined as of year end based on Company financial performance.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed. Pension benefits are actuarially determined and are funded through mandatory participant contributions and the Company’s actuarially determined contributions. The Company made contributions to the Fund of $191, $226 and $473 for the years ended December 31, 2008, 2007, and 2006, respectively. The benefit liability at December 31, 2008 was $1,863 and the benefit asset at December 31, 2007 was $4,872. The benefit asset or liability is not included in the table below or in the balance sheet, as the Company has no legal right to amounts included in this fund. In addition, upon dissolution of the Fund, any excess funds are required to be allocated to the participants as determined by the actuary. Accordingly, the Company accounts for this fund as a defined contribution plan. The actuarial assumptions used to determine the Company’s contribution, the funded status, and the retirement benefits are consistent with previous years.

Other Postretirement Benefits.  The Company has a retirement plan covering certain salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement healthcare portion is contributory, with retiree contributions adjusted annually as determined based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of healthcare in the year incurred.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine pension and other postretirement measurements for the plan assets and benefit obligations is December 31. The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other post-retirement benefit plans as recognized in the consolidated balance sheets for the years ended December 31, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$21,327	$21,336	$7,557	$9,694
Interest Cost	1,245	1,247	433	557
Participant contributions	—	—	474	946
Actuarial (gain) loss	(280)	(264)	(1,399)	(2,891)
Benefits paid	(1,145)	(992)	(577)	(749)

Benefit obligation at end of year	$21,147	$21,327	$6,488	$7,557

Change in plan assets:
Fair value of plan assets at beginning of year	$18,248	$18,162	$—	$—
Actual return on plan assets	(5,797)	302	—	—
Employer contributions	874	776	103	(197)
Participant contributions	—	—	474	946
Benefits paid	(1,145)	(992)	(577)	(749)

Fair value of plan assets at end of year	$12,180	$18,248	$—	$—

Funded status of the plan (underfunded)	$(8,967)	$(3,079)	$(6,488)	$(7,557)
Amounts recognized in the balance sheet:
Current liabilities	$—	$—	$(645)	$(675)
Noncurrent liabilities	(8,967)	(3,079)	(5,843)	(6,882)

Net amount recognized	$(8,967)	$(3,079)	$(6,488)	$(7,557)

Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$8,130	$1,152	$(4,508)	$(3,336)

Accumulated other comprehensive income	$8,130	$1,152	$(4,508)	$(3,336)

Accumulated Benefit Obligation	$21,147	$21,327	N/A	N/A

Weighted-average assumptions as of December 31:
Discount rate-net periodic benefit cost	6.00%	6.00%	6.00%	6.00%
Discount rate-benefit obligations	6.25%	6.00%	6.25%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$530. The accrued benefit cost for fiscal 2007 was calculated based upon the correct amount of net employer and participant contributions.

The defined benefit pension plan’s weighted average asset allocations by asset category at December 31, 2008 and 2007, are as follows:

	Target
	2009	2008	2007

Equity securities	60%	51%	60%
Debt securities	30%	40%	31%
Real Estate	10%	9%	9%
Other	0%	0%	0%

Total	100%	100%	100%

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

The required funding to the Retirement Plan for the year ending December 31, 2009 is approximately $1,300. The Company expects to contribute approximately $300 in 2009 and to defer approximately $1,000 until September 2010. It is not expected that any discretionary contributions or non-cash contributions will be made.

Net periodic costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Components of the net periodic benefit cost:
Interest cost	$1,245	$1,247	$433	$557
Expected return on plan assets	(1,461)	(1,443)	—	—
Amortization of net (gain) or loss	—	—	(226)	—

Benefit cost (credit)	$(216)	$(196)	$207	$557

Amounts recognized in the statement of financial position prior to the application of FAS 158 consist of:
Accrued benefit cost	$(8,967)	$(3,079)	$(10,996)	$(10,893)
Accumulated other comprehensive income	8,130	1,152	—	—

Net amount recognized	$(837)	$(1,927)	$(10,996)	$(10,893)

Incremental effect of applying FAS 158 on the statement of financial position:
Noncurrent assets	$—	$—	$4,508	$3,336
Accumulated other comprehensive income	—	—	(4,508)	(3,336)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed medical cost trend rate used in estimating the accumulated postretirement benefit obligation as of December 31, 2008 and 2007 was 8%, and 9%, respectively, declining gradually to 5% in 2012. The assumed dental cost trend rate used in measuring the accumulated postretirement benefit obligation was 6% for all periods.

The assumed medical cost trend rate used in measuring the postretirement net benefit expense for the years ended December 31, 2008 and 2007 was 9% and 10%, respectively, declining gradually to 5% in 2012. The assumed dental cost trend rate used in measuring the net benefit cost was 6% for all periods.

A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components for the year ended December 31, 2008	$37	$(32)
Effect on postretirement benefit obligation as of December 31, 2008	$473	$(418)

The following table presents the benefits expected to be paid in the next ten fiscal years:

		Other
	Pension	Postretirement
Year	Benefits	Benefits

2009	$1,223	$645
2010	$1,249	$624
2011	$1,298	$564
2012	$1,356	$563
2013	$1,420	$556
Next 5 years	$8,019	$2,641

Stock Purchase Plan.  The Company adopted an employee stock purchase plan effective during the third quarter of 2005 that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at 95% of the market price at the end of the quarter. For the year ended December 31, 2008 and 2007, 10.7 and 10.8 thousand shares, respectively, were purchased under this plan.

18.	Segment Information

Although the Company’s continuing operations are comprised of several product lines and operating locations, similarity of products, paths to market, end-users and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis, and accordingly, management has concluded the Company operates in one reportable segment. Reportable geographic regions are the Americas (United States, Canada, Mexico, Latin America and South America), Europe/Middle East and Australia/Asia.

Summarized financial information concerning the Company’s geographic segments for its continuing operations is shown in the following table:

	Year Ended December 31,
	2008	2007	2006

Net Sales:
Americas	$369,724	$364,639	$338,909
Europe/Middle East	36,432	34,615	28,240
Asia-Pacific	110,752	94,721	78,578

	$516,908	$493,975	$445,727

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales by geographic region are based on the originating country; therefore, U.S. export sales are included in the Americas.

	December 31,	December 31,
	2008	2007

Identifiable Assets (excluding working capital and intangibles):
Americas	$44,992	$39,955
Europe/Middle East	2,182	1,860
Asia-Pacific	6,958	8,831

	$54,132	$50,646

19.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007. All amounts presented below have been adjusted for the Company’s discontinued operations as described in Note 3 — Discontinued Operations.

The quarter ended December 31, 2008 reflects several adjustments arising from the substantial and unexpected decline in business conditions during the quarter. The Company recognized $2,100 of charges for under-utilized manufacturing operations, $3,600 of expense for severance accrual, and $3,800 of expense reductions for reversal of previously accrued bonus and stock-based compensation.

	March 31	June 30	September 30	December 31

2008
Continuing Operations:
Net sales	$130,767	$142,135	$139,373	$104,633
Gross profit	42,279	47,167	43,896	25,711
Operating income	14,109	16,772	12,881	172
Income (loss) applicable to common shares:
Continuing operations	4,717	6,245	3,038	(3,477)
Discontinued operations	(192)	(283)	(320)	980

Net income	$4,525	$5,962	$2,718	$(2,497)

Basic income (loss) per share applicable to common shares:(1)
Continuing operations	$0.35	$0.47	$0.22	$(0.25)
Discontinued operations	(0.01)	(0.03)	(0.02)	0.07

Net income	$0.34	$0.44	$0.20	$(0.18)

Diluted income (loss) per share applicable to common shares:(1)
Continuing operations	$0.35	$0.47	$0.22	$(0.26)
Discontinued operations	(0.01)	(0.03)	(0.02)	0.07

Net income	$0.34	$0.44	$0.20	$(0.19)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31	June 30	September 30	December 31

2007
Continuing Operations:
Net sales	$116,107	$127,181	$125,686	$125,001
Gross profit	37,800	37,736	37,948	40,869
Operating income	10,983	10,458	10,225	12,646
Income (loss) applicable to common shares:
Continuing operations	1,263	1,472	1,531	6,370
Discontinued operations	141	176	(485)	(1,803)

Net loss	$1,404	$1,648	$1,046	$4,567

Basic income (loss) per share applicable to common shares:(1)
Continuing operations	$0.10	$0.11	$0.11	$0.48
Discontinued operations	0.01	0.01	(0.04)	(0.13)

Net loss	$0.11	$0.12	$0.07	$0.35

Diluted income (loss) per share applicable to common shares:(1)
Continuing operations	$0.10	$0.11	$0.11	$0.47
Discontinued operations	0.01	0.01	(0.04)	(0.13)

Net loss	$0.11	$0.12	$0.07	$0.34

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

20.	Minority Interests

For the years ended December 31, 2008 and 2007, the Company has recorded minority interest expense of $80 and income of $82, respectively. Total minority interest obligations as of December 31, 2008 were $0 as the Company exercised its option to purchase the minority interest in its Italian subsidiary in the fourth quarter of 2008. Total minority interest obligations as of December 31, 2007 of $287 have been recorded as a component of other long-term liabilities.

Minority shareholders held 10% of certain of the Company’s South African and Italian subsidiaries at the beginning of 2006. During the second quarter of 2006, the Company purchased the 10% minority interests in its two South African subsidiaries for approximately $3,954. Goodwill of $1,899 was recorded in connection with applying purchase accounting to this transaction. During the fourth quarter of 2008, the Company purchased the 10% minority interest in its Italian subsidiary for approximately $838. Goodwill of $609 was recorded in connection with applying purchase accounting to this transaction.

The agreement with minority shareholders of the Italian subsidiary included provisions that would have allowed the minority shareholders to put their ownership in the entity back to the Company or, conversely, provided the Company a call option to purchase the outstanding minority interests. The put and call option for the minority interest in the Italian subsidiary would have expired on December 31, 2010. The purchase price of the option was determined using a specific formula outlined in the shareholder agreement.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Acquisitions of Joint Venture Interest

On April 10, 2008, the Company purchased the remaining 50% ownership interest of the China joint venture manufacturing business from its joint venture partner for an amount of $3,055. The transaction resulted in an increase in goodwill of $1,836. With this purchase, the China joint venture was consolidated in the Company’s results. The pro forma impact of the acquisition or prior periods is not presented as the impact is not material to operations.

22.	Restructuring and Other Charges

As of December 31, 2008, we accrued restructuring charges of $3,600 for severance related expenses payable to approximately 110 salaried employees for which positions were eliminated in connection with cost reduction efforts in response to economic and market uncertainties. This initiative reduced the salaried work force approximately 13%. As a result, the Company expects to save approximately $7,500 in annual compensation and benefit costs. The severance costs will be paid in the first and second quarters of 2009.

Subsequent to December 31, 2008, the Company offered a voluntary retirement program and approximately 50 employees have elected to participate. The Company will pay approximately $1,300 in separation pay and reimburse COBRA benefits for certain periods. The Company expects to save $1,800 in annual compensation and benefit costs. The amounts will be substantially paid through August 2009.

23.	Condensed Consolidating Financial Statements

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

In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia and Canada also guaranteed the Company’s $175,000 9 1/4% Senior Subordinated Notes.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,301	$5,615	$—	$11,916
Accounts receivable, net	—	63,760	8,284	—	72,044
Inventories	—	90,220	12,259	—	102,479
Prepaid expenses and other	—	4,653	790	—	5,443
Assets held for sale	—	—	916	—	916
Current deferred tax assets	—	2,277	—	—	2,277

Total current assets	—	167,211	27,864	—	195,075
Property, plant and equipment, net	—	43,295	4,206	—	47,501
Goodwill	—	184,043	—	—	184,043
Intangibles, net	—	53,166	7,617	—	60,783
Other assets	5,541	1,426	—	—	6,967
Investment in and advances to subsidiaries	191,869	—	—	(191,869)	—

Total assets	$197,410	$449,141	$39,687	$(191,869)	$494,369

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital	$—	$32,531	$—	$—	$32,531
Current maturities of long-term obligations	—	1,702	358	—	2,060
Accounts payable	—	26,132	4,691	—	30,823
Accrued and other liabilities	—	26,673	1,622	—	28,295
Accrued interest	6,412	146	—	—	6,558
Income taxes payable	—	2,798	51	—	2,849
Deferred tax liability	—	3,253	—	—	3,253
Liabilities applicable to assets held for sale	—	—	5,266	—	5,266

Total current liabilities	6,412	93,235	11,988	—	111,635
Long-term obligations, less current maturities	175,000	23,761	693	—	199,454
Deferred tax liabilities	—	47,292	—	—	47,292
Other long-term liabilities	2,991	14,155	539	—	17,685
Minority interest	—	—	—	—	—
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	189,256	—	—	—	189,256
Retained earnings (accumulated deficit)	(69,244)	34,540	(67,892)	33,351	(69,245)
Accumulated other comprehensive income (loss)	(1,843)	(16,066)	(4,060)	20,126	(1,843)

Total shareholders’ equity (deficit)	118,304	18,474	(71,952)	53,477	118,303
Net equity (deficit) and advances to / from subsidiaries	(105,297)	252,224	98,419	(245,346)	—

Total liabilities and shareholders’ equity (deficit)	$197,410	$449,141	$39,687	$(191,869)	$494,369

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$589,422	$49,774	$(122,288)	$516,908
Cost of goods sold	—	443,662	36,792	(122,599)	357,855

Gross margin	—	145,760	12,982	311	159,053
Selling, general and administrative expenses	180	104,364	7,578	—	112,122
Amortization of intangibles	—	2,675	—	—	2,675
Net periodic postretirement benefits	—	322	—	—	322

Operating income (loss)	(180)	38,399	5,404	311	43,934
Other income (expense):
Interest, net	(16,125)	(4,121)	(58)	—	(20,304)
Amortization of deferred financing costs	(500)	(438)	—	—	(938)
Equity in net income (loss) of subsidiaries	27,513	—	—	(27,513)	—
Minority interest	—	(37)	(43)	—	(80)

Income (loss) from continuing operations before income tax provision and discontinued operations	10,708	33,803	5,303	(27,202)	22,612
Income tax provision	—	10,569	1,520	—	12,089

Income (loss) from continuing operations	10,708	23,234	3,783	(27,202)	10,523
Loss from discontinued operations, net of tax	—	—	185	—	185

Net income (loss)	$10,708	$23,234	$3,968	$(27,202)	$10,708

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$9,765	$30,417	$4,666	$(27,203)	$17,645
Cash flows from investing activities:
Capital expenditures	—	(15,688)	2,295	—	(13,393)
Proceeds from sales of assets	—	—	500	—	500
Purchase of minority interest	—	—	(838)	—	(838)
Purchase of outside interest in joint venture	—	—	(3,055)	—	(3,055)
Other	(253)	(67)	(437)	—	(757)

Net cash provided by (used in) investing activities	(253)	(15,755)	(1,535)	—	(17,543)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	27,751	—	—	27,751
Repayments under revolving credit facility	—	(7,878)	—	—	(7,878)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(23,185)	396	—	(22,789)
Advances to/from discontinued operations	(11,939)	(18,691)	770	27,203	(2,657)
Other	2,427	(7)	—	—	2,420

Net cash provided by (used in) financing activities	(9,512)	(22,010)	1,166	27,203	(3,153)
Effect of exchange rate changes on cash and cash equivalents	—	(988)	(204)	—	(1,192)

Net cash provided by (used in) continuing operations	—	(8,336)	4,093	—	(4,243)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,574)	—	(2,574)
Net cash provided by investing activities	—	—	500	—	500
Net cash provided by financing activities	—	—	2,538	—	2,538
Effect of exchange rate changes on cash and cash equivalents	—	—	(155)	—	(155)

Net cash used in discontinued operations	—	—	309	—	309
Total increase (decrease) in cash and cash equivalents	—	(8,336)	4,402	—	(3,934)
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$6,301	$6,200	$—	$12,501

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$9,140	$52,190	$(28,083)	$(10,234)	$23,013
Cash flows from investing activities:
Capital expenditures	—	(10,013)	(1,345)	—	(11,358)
Proceeds from sales of assets	—	13,783	—	—	13,783
Acquisition of minority interest	—	—	—	—
Other	—	(487)	—	—	(487)

Net cash provided by (used in) investing activities	—	3,283	(1,345)	—	1,938
Cash flows from financing activities:
Borrowings under revolving credit facility	—	20,041		—	20,041
Repayments under revolving credit facility	—	(24,989)	—	—	(24,989)
Borrowings of other credit facilities	—	—	—	—	—
Repayments of other credit facilities	—	(15,415)	(1,310)	—	(16,725)
Changes in net equity and advances to / from discontinued operations	(11,166)	(29,343)	29,438	10,234	(837)
Other	2,026	(362)	—	—	1,664

Net cash provided by (used in) financing activities	(9,140)	(50,068)	28,128	10,234	(20,846)
Effect of exchange rate changes on cash and cash equivalents	—	25	719	—	744

Net cash provided by (used in) continuing operations	—	5,430	(581)	—	4,849

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	812	—	812
Net cash used in investing activities	—	—	5,084	—	5,084
Net cash provided by financing activities	—	—	(5,650)	—	(5,650)
Effect of exchange rate changes on cash and cash equivalents	—	—	30	—	30

Net cash provided by discontinued operations	—	—	276	—	276
Total increase (decrease) in cash and cash equivalents	—	5,430	(305)	—	5,125
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$14,637	$1,798	$—	$16,435

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(22,250)	$6,016	$(26,035)	$26,803	$(15,466)
Cash flows from investing activities:
Capital expenditures	—	(7,270)	(1,229)	—	(8,499)
Proceeds from sales of assets	—	17,753	659	—	18,412
Acquisition of minority interest	—	(1,981)	(1,973)	—	(3,954)

Net cash provided by (used in) investing activities	—	8,502	(2,543)	—	5,959
Cash flows from financing activities:
Borrowings under revolving credit facility	—	9,357	—	—	9,357
Repayments under revolving credit facility	—	(23,547)	—	—	(23,547)
Borrowings of other credit facilities	—	19,091	909	—	20,000
Repayments of other credit facilities	—	(7,790)	—	—	(7,790)
Changes in net equity and advances to / from subsidiaries	20,987	(18,211)	24,027	(26,803)	—
Changes in net equity and advances to / from discontinued operations	—	8,330	—	—	8,330
Other	1,263	(348)	—	—	915

Net cash provided by (used in) financing activities	22,250	(13,118)	24,936	(26,803)	7,265
Effect of exchange rate changes on cash and cash equivalents	—	1,215	(850)	—	365

Net cash provided by (used in) continuing operations	—	2,615	(4,492)	—	(1,877)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	8,008	—	8,008
Net cash used in investing activities	—	—	(342)	—	(342)
Net cash used in financing activities	—	—	(9,854)	—	(9,854)
Effect of exchange rate changes on cash and cash equivalents	—	—	(187)	—	(187)

Net cash used in discontinued operations	—	—	(2,375)	—	(2,375)
Total increase (decrease) in cash and cash equivalents	—	2,615	(6,867)	—	(4,252)
Total cash and cash equivalents beginning of period	—	6,591	8,971	—	15,562

Total cash and cash equivalents end of period	$—	$9,206	$2,104	$—	$11,310

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

By:	/s/ STEVEN A. SCHUMM
Steven A. Schumm
Senior Vice President, Chief Financial and
Administrative Officer

Date: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PAUL D. MELNUK Paul D. Melnuk	Director, Chairman of the Board and Chief Executive (Principal Executive Officer)	March 10, 2009

/s/ STEVEN A. SCHUMM Steven A. Schumm	Senior Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ JAMES B. GAMACHE James B. Gamache	Director	March 10, 2009

/s/ MARNIE S. GORDON Marnie S. Gordon	Director	March 10, 2009

/s/ BRADLEY G. PATTELLI Bradley G. Pattelli	Director	March 10, 2009

/s/ J. JOE ADORJAN J. Joe Adorjan	Director	March 10, 2009

/s/ ANDREW L. BERGER Andrew L. Berger	Director	March 10, 2009

THERMADYNE HOLDINGS CORPORATION

2008 10-K EXHIBIT INDEX

Exhibit
No.		Exhibit

2.1	—	First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation (the “Company”) and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C&G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on February 6, 2003).
2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on April 11, 2003).
2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on April 11, 2003).
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2003).
3.2	—	Amended and Restated Bylaws of the Company dated as of March 29, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
4.1	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2003).
4.2	—	Second Lien Credit Agreement dated as of July 29, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent, and Credit Suisse First Boston, as sole lead arranger and sole book running manager (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2004).
4.3	—	Amendment No. 1 and Agreement dated as of September 30, 2004 to the Second Lien Credit Agreement by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2004).
4.4	—	Amendment No. 2 and Joinder Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on November 24, 2004).
4.5	—	Amendment No. 3 and Consent to the Second Lien Credit Agreement dated as of January 3, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).

Exhibit
No.		Exhibit

4.6	—	Amendment No. 4 to the Second Lien Credit Agreement dated as of March 16, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on March 17, 2005).
4.7	—	Amendment No. 5 to the Second Lien Credit Agreement dated as of March 30, 2005 among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
4.8	—	Amendment No. 6 to the Second Lien Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse First Boston, as administrative agent and collateral agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2005).
4.9	—	Amendment No. 7 to the Second Lien Credit Agreement dated as of July 1, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2005).
4.10	—	Amendment No. 8 to the Second Lien Credit Agreement dated as of August 8, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders parties thereto, and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2005).
4.11	—	Amendment No. 9 dated as of October 7, 2005, to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2005).
4.12	—	Amendment No. 10 dated as of November 7, 2005, to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2005).
4.13	—	Amendment No. 11 and Agreement dated as of December 29, 2005, to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on January 5, 2006).
4.14	—	Amendment No. 12 Waiver and Consent dated as of March 9, 2006, to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and Credit Suisse, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).

Exhibit
No.		Exhibit

4.15	—	Amendment No. 13 to the Second Lien Credit Agreement dated April 5, 2006 among the Company, Thermadyne Industries, Inc. and certain of their subsidiaries and Credit Suisse First Boston, as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on April 11, 2006).
4.16	—	Amendment No. 14 and consent dated as of May 9, 2006 to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-22378) filed on May 10, 2006).
4.17	—	Amendment No. 15 and consent dated as of June 20, 2006 to the Second Lien Credit Agreement among Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on June 26, 2006).
4.18	—	Amendment No. 16 Waiver and Agreement dated as of July 21, 2006 to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 21, 2006).
4.19	—	Amendment No. 17 dated as of January 30, 2007 to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
4.20	—	Amendment No. 18 Limited Waiver and Consent dated as of March 29, 2007 to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2007).
4.21	—	Amendment No. 19 and Waiver dated as of June 29, 2007 to the Second Lien Credit Agreement among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries as borrowers, the guarantors signatory thereto, and Credit Suisse as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 2, 2007).
4.22	—	Second Amended and Restated Credit Agreement dated as of November 22, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on November 24, 2004).
4.23	—	First Amendment and Consent to Second Amended and Restated Credit Agreement dated December 21, 2004 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
4.24	—	Second Amendment to Second Amended and Restated Credit Agreement dated as of March 16, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on March 17, 2005).

Exhibit
No.		Exhibit

4.25	—	Third Amendment to Second Amended and Restated Credit Agreement dated as of March 30, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
4.26	—	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2005 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2005).
4.27	—	Fifth Amendment to Second Amendment and Restated Credit Agreement dated as of July 1, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2005).
4.28	—	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of July 27, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2005).
4.29	—	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of August 5, 2005, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, Thermal Arc, Inc., ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2005).
4.30	—	Eighth Amendment to the Second Amended and Restated Credit Agreement, executed as of October 5, 2005, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2005).
4.31	—	Limited Consent and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of November 7, 2005, by and among the Company, Thermadyne Industries, Inc., and certain of its subsidiaries and General Electric Capital Corporation as agent and lender (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2005).
4.32	—	Limited Waiver and Tenth Amendment to the Second Amended and Restated Credit Agreement dated as of December 29, 2005, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation, as agent and lender and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on January 5, 2006).

Exhibit
No.		Exhibit

4.33	—	Eleventh Amendment and Consent to the Second Amended and Restated Credit Agreement, dated as of March 8, 2006, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
4.34	—	Twelfth Amendment to the Second Amended and Restated Credit Agreement dated as of May 3, 2006, by and among the Company, Thermadyne Industries, Inc., and General Electric Capital Corporation, as agent and lender (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on April 11, 2006).
4.35	—	Thirteenth Amendment to the Second Amended and Restated Credit Agreement dated as of May 3, 2006, by and among the Company, Thermadyne Industries, Inc., and General Electric Capital Corporation, as agent and lender (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
4.36	—	Limited Consent and Fourteenth Amendment to the Second Amended and Restated Credit Agreement dated as of May 9, 2006, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-22378) filed on May 10, 2006).
4.37	—	Fifteenth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 20, 2006, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Corporation, as agent and lender and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on June 26, 2006).
4.38	—	Sixteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of July 21, 2006, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2005).
4.39	—	Limited Waiver and Seventeenth Amendment to the Second Amended and Restated Credit Agreement, dated as of August 2, 2006, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on August 3, 2006).
4.40	—	Eighteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of October 30, 2006, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
4.41	—	Nineteenth Amendment and Limited Waiver to the Second Amended and Restated Credit Agreement, dated as of December 26, 2006, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
4.42	—	Third Amended and Restated Credit Agreement, dated as of June 29, 2007, by and among the Company, Thermadyne Industries, Inc. and certain of its subsidiaries and General Electric Capital Corporation as agent and lender (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on July 2, 2007).
4.43	—	First Amendment to Third Amended and Restated Credit Agreement, dated as of October 7, 2008, by and among the Company, Thermal Dynamics Corporation, Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermadyne International Corp., the other persons designated as credit parties on the signature pages thereof, General Electric Capital Corporation and the persons signatory thereto as lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2008).

Exhibit
No.		Exhibit

4.44	—	Supplemental Indenture dated as of May 16, 2006 among the Company, the subsidiary guarantors named therein and U.S. Bank National Association as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on May 23, 2006).
4.45	—	Second Supplemental Indenture dated as of August 2, 2006 among the Company, the subsidiary guarantors named therein and U.S. Bank National Association as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on August 3, 2006).
10.1	—	Registration Rights Agreement dated as of May 23, 2003 among the Company, Angelo Gordon & Co., L.P., Sigler & Co., Silver Oak Capital, LLC, Credit Suisse First Boston and Goldman Sachs Credit Partners, L.P. (incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2003).
10.2	—	Omnibus Agreement dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company (incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.3	—	Escrow Agreement dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc. (incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.4	—	Schedule of substantially identical lease agreements (incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.5	—	Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company (incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.6	—	Schedule of substantially identical lease guarantees (incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.7	—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling
Green-Warren County Industrial Park Authority, Inc. (incorporated by reference to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.8	—	Lease Agreement between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated September 22, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.9	—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated May 1, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.10	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd., dated January 19, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.11	—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd., dated December 28, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.12	—	First Amended and Restated Industrial Real Property Lease between 2800 Airport Road Limited Partnership and Victor Equipment Company dated August 1, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2007).

Exhibit
No.			Exhibit

10.13		—	Second Amendment to Amended and Restated Industrial Real Property Lease between Benning Street, LLC and Thermal Dynamics Corporation dated August 1, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2007).
10.14		—	Lease Agreement between Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Ltd., and the Company dated October 25, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2007).
10.15		—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and the Company, dated December 28, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.15†	—	Amended and Restated Executive Employment Agreement between the Company and Dennis Klanjscek, dated June 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.17†	—	Second Amended and Restated Executive Employment Agreement between the Company and John Boisvert, dated January 1, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.18†	—	Second Amended and Restated Executive Employment Agreement between the Company and Terry Downes, dated January 1, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.19†	—	Second Amended and Restated Executive Employment Agreement between the Company and Jason Huett, dated January 1, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.20†	—	Second Amended and Restated Executive Employment Agreement between the Company and Patricia S. Williams, dated January 1, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.21†	—	Executive Employment Agreement between the Company and Paul D. Melnuk, dated January 28, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (File No. 333-114511) filed on April 15, 2004).
10	.22†	—	Executive Employment Agreement between the Company and Martin Quinn, dated April 1, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10	.23†	—	Executive Employment Agreement between the Company and Steven A. Schumm, dated August 7, 2006.*
10	.24†	—	Employment Agreement between Thermadyne Industries, Inc. and Mark F. Jolly, dated September 11, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10	.25†	—	Executive Employment Agreement between the Company and Terry A. Moody, dated July 12, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2007).
10	.26†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Paul D. Melnuk, dated December 31, 2008.*
10	.27†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and John Boisvert, dated December 31, 2008.*
10	.28†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Terry Downes, dated December 31, 2008.*
10	.29†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Terry A. Moody, dated December 31, 2008.*
10	.30†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Martin Quinn, dated December 31, 2008.*
10	.31†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Steven A. Schumm, dated December 31, 2008.*
10	.32†	—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2003).

Exhibit
No.			Exhibit

10	.33†	—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2003).
10	.34†	—	Amended and Restated Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Fee Plan.*
10	.35†	—	2004 Non-Employee Directors Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 0-23378) filed on March 24, 2004).
10	.36†	—	Form of 2004 Non-Employee Directors Stock Option Agreement.*
10	.37†	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 0-23378) filed on March 24, 2004).
10	.38†	—	Thermadyne Holdings Corporation Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 0-23378) filed on April 21, 2008).
10	.39†	—	Form of 2004 Stock Incentive Plan Option Agreement.*
10	.40†	—	Form of 2004 Stock Incentive Plan Restricted Stock Agreement.*
10.41		—	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on October 9, 2007).
10.42		—	Acquisition Agreement dated as of December 22, 2005, by and between Thermadyne Italia, S.R.L., as seller, and Mase Generators S.P.A., as buyer (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on December 28, 2005).
10.43		—	Purchase Agreement dated as of December 22, 2005, by and among Thermadyne Chile Holdings, Ltd. and Thermadyne South America Holdings, Ltd., as sellers, and Soldaduras PCR Soltec Limitada and Penta Capital de Riesgo S.A., as buyers (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on December 28, 2005).
10.44		—	Sale Agreement dated March 9, 2006 between The HG A Van Zyl Familie Trust and Hendrik Gert Van Zyl and Thermadyne South Africa (Pty) Limited t/a Unique Welding Alloys and Renttech S.A. (Pty) Limited and Unique Welding Alloys Rustenburg (Proprietary) Limited t/a Thermadyne Plant Rental South Africa and Thermadyne Industries Inc. and Pieter Malan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10.45		—	Share Sale Agreement dated March 9, 2006 between Marthinus Johannes Crous and Thermadyne Industries, Inc and Thermadyne South Africa (Pty) Limited trading as Unique and Unique Welding Alloys Rustenburg (Pty) Limited trading as Thermadyne Plant Rental South Africa and Maxweld & Braze (Pty) Limited and Selrod Welding (Pty) Limited (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10.46		—	Acquisition Agreement dated April 6, 2006 between Thermadyne Italia S.r.l. and SIGEFI Societe para Actions Simplifiee, acting on behalf of Siparex Italia, Fonds Commun de Placement a Risque and Giorgio Bassi (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10.47		—	Sale of Shares and Claims Agreement dated February 5, 2007 between Thermadyne Industries, Inc. and Thermaweld Industries (Proprietary) Limited (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on June 1, 2007).
21		—	Subsidiaries of the Company.*
23		—	Consent of Independent Registered Public Accounting Firm.*
31.1		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.