Form 10-Q
period 2009-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2009-05-04
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
Yes ☑       No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☑       No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on April 28, 2009 was 13,528,037.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$15,247	$11,916
Accounts receivable, less allowance for doubtful accounts of $750 and $900, respectively	60,457	72,044
Inventories	89,493	102,479
Prepaid expenses and other	4,879	5,443
Assets held for sale	1,238	916
Deferred tax assets	2,277	2,277

Total current assets	173,591	195,075

Property, plant and equipment, net of accumulated depreciation of $47,729 and $46,653, respectively	47,286	47,501
Goodwill	183,482	184,043
Intangibles, net	60,167	60,783
Other assets	3,895	6,967

Total assets	$468,421	$494,369

Current Liabilities:
Working capital facility	$34,261	$32,531
Current maturities of long-term obligations	2,490	2,060
Accounts payable	22,182	30,823
Accrued and other liabilities	20,619	28,295
Accrued interest	2,870	6,558
Income taxes payable	2,668	2,849
Deferred tax liability	3,253	3,253
Liabilities related to assets held for sale	5,443	5,266

Total current liabilities	93,786	111,635

Long-term obligations, less current maturities	197,736	199,454
Deferred tax liabilities	45,179	47,292
Other long-term liabilities	17,693	17,685
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,513,901 shares at March 31, 2009 and 13,509,698 shares at December 31, 2008	135	135
Additional paid-in capital	188,689	189,256
Accumulated deficit	(71,741)	(69,245)
Accumulated other comprehensive loss	(3,056)	(1,843)

Total shareholders’ equity	114,027	118,303

Total liabilities and shareholders’ equity	$468,421	$494,369

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$83,311	$130,767
Cost of goods sold	61,951	88,488

Gross margin	21,360	42,279

Selling, general and administrative expenses	19,438	27,451
Amortization of intangibles	671	667
Net periodic postretirement benefits	4	52

Operating income	1,247	14,109

Other income (expenses):
Interest, net	(4,633)	(5,334)
Amortization of deferred financing costs	(236)	(234)
Minority interest	—	(52)

Income (loss) from continuing operations before income tax provision and discontinued operations	(3,622)	8,489

Income tax provision (benefit)	(1,126)	3,772

Income (loss) from continuing operations	(2,496)	4,717
Income (loss) from discontinued operations, net of tax	—	(192)

Net income (loss)	$(2,496)	$4,525

Basic and diluted income (loss) per share:
Continuing operations	$(0.18)	$0.35
Discontinued operations	—	(0.01)

Net income (loss)	$(0.18)	$0.34

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from continuing operations:
Cash flows from operating activities:
Net income (loss)	$(2,496)	$4,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income (loss) from discontinued operations	—	192
Minority interest	—	52
Depreciation and amortization	3,002	3,118
Deferred income taxes	(1,270)	1,851
Net periodic post-retirement benefits	4	52
Changes in operating assets and liabilities:		—
Accounts receivable	10,850	(6,133)
Inventories	12,155	1,808
Prepaids	528	(64)
Accounts payable	(8,341)	4,154
Accrued and other liabilities	(7,505)	(2,611)
Accrued interest	(3,688)	(4,760)
Other long-term liabilities	(108)	(189)
Other, net	(132)	882

Net cash provided by (used in) operating activities	2,999	2,877

Cash flows from investing activities:
Capital expenditures	(2,238)	(1,497)
Proceeds from sales of discontinued operations	—	500
Purchase of outside interest in joint venture	—	(844)
Other	(55)	(48)

Net cash provided by (used in) investing activities	(2,293)	(1,889)

Cash flows from financing activities:
Borrowings under Working Capital Facility	8,923	14,181
Repayments of Working Capital Facility	(7,193)	(4,715)
Borrowings under other debt	75	—
Repayments of other debt	(518)	(7,233)
Stock compensation expense	(602)	208
Exercise of employee stock purchases	35	36
Advances from (to) discontinued operations	36	(1,126)
Other, net	2,157	—

Net cash provided by (used in) financing activities	2,913	1,351

Effect of exchange rate changes on cash and cash equivalents	(288)	568

Net cash provided by (used in) continuing operations	3,331	2,907

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	100	(894)
Net cash provided by (used in) investing activities	—	500
Net cash provided by (used in) financing activities	206	130
Effect of exchange rates on cash and cash equivalents	8	15

Net cash provided by (used in) discontinued operations	314	(249)

Total increase (decrease) in cash and cash equivalents	3,645	2,658
Total cash and cash equivalents beginning of period	12,501	16,435

Total cash and cash equivalents end of period	$16,146	$19,093

Continuing operations
Cash and cash equivalents beginning of period	$11,916	$16,159
Net cash provided by (used in) continuing operations	3,331	2,907

Cash and cash equivalents end of period	$15,247	$19,066

Discontinued operations
Cash and cash equivalents beginning of period	$585	$276
Net cash provided by (used in) discontinued operations	314	(249)

Cash and cash equivalents end of period	$899	$27

Income taxes paid	$530	$1,092

Interest paid	$9,027	$10,286

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2. Significant Accounting Policies
Product Warranty Programs
Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and such provisions are adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$2,961	$3,072
Charged to costs and expenses	(32)	1,729
Deductions	(220)	(1,509)

Balance at end of period	$2,709	$3,292

Fair Value
The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values because these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $116,375 and $97,125 at March 31, 2009 and December 31, 2008, respectively, is based on available market information.
Recent Accounting Pronouncements
Business Combinations. The Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) effective January 1, 2009. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce income tax expense as the carryovers are utilized.
In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSN, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP. The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP will be effective for the Company for the quarter ended June 30, 2009. The Company is currently evaluating the impact of adopting the FSP.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.
3. Discontinued Operations
On December 21, 2007, the Company committed to a plan to dispose of its cutting table business, C&G Systems (“C&G”). A definitive sales agreement was signed with closing occurring on January 18, 2008. Based on the sales price of $500, a loss of $570 (net of $350 of tax) was recorded in 2007 as a component of discontinued operations.
On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. A sale agreement for the building and land totaling $2,500 was signed in October 2008. Deposits of $1,500 have been received with the final payment and closing scheduled in 2009.

The tables below set forth the operational results of discontinued operations for the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009
	C&G	Brazil	Genset	Total

Net sales	$—	$—	—	$—
Operating expenses	—	—	—	—
Other expenses	—	—	—	—
Income tax benefit	—	—	—	—
Adjustment in carrying value of related assets and reserves, net of tax	—	—	—	—

Net income (loss) from discontinued operations	$—	$—	$—	$—

	Three Months Ended March 31, 2008
	C&G	Brazil	Genset	Total

Net sales	$68	$278	$—	$346
Operating expenses	(218)	(443)	—	(661)
Other expenses	—	(17)	—	(17)
Income tax provision	—	—	—	—
Adjustment in carrying value of related assets and reserves, net of tax	(52)	194	(2)	140

Net income (loss) from discontinued operations	$(202)	$12	$(2)	$(192)

Selected balance sheet items for the discontinued operations relate to Brazil and are classified as follows:

	March 31,	December 31,
	2009	2008

Cash	$899	$585
Other assets	339	331

	$1,238	$916

Accounts payable and other liabilities	$5,443	$5,266

4.	Inventories
The composition of inventories was as follows:

	March 31,	December 31,
	2009	2008
Raw materials and component parts	$32,934	$41,185
Work-in-process	10,522	12,216
Finished goods	59,494	63,597

	102,950	116,998
LIFO reserve	(13,457)	(14,519)

	$89,493	$102,479

5.	Intangible Assets

The composition of intangibles was as follows:

	March 31,	December 31,
	2009	2008
Goodwill	$183,482	$184,043
Patents and customer relationships	42,435	42,380
Trademarks	33,403	33,403

	259,320	259,826
Accumulated amortization of patents and customer relationships	(15,671)	(15,000)

	$243,649	$244,826

Amortization of patents and customer relationships amounted to $671 and $667 for the three month periods ended March 31, 2009 and 2008, respectively.

Goodwill and trademarks are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value below its carrying value. The impairment analysis is completed on a consolidated enterprise level. Management considers comparable market value, market capitalization and the present value of expected future cash flows (the “three factors”) to estimate fair value. Significant judgments and estimates about future conditions are used to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. Management performed an impairment analysis as of December 31, 2008.

During the fourth quarter 2008, the stock price of Thermadyne reported on NASDAQ declined from $16.48 per share as of October 1, 2008 to $6.87 per share at December 31, 2008 and the stock price averaged $7.60 per share during December 2008. Stock price is an important consideration in management’s impairment assessment. During March 2009, the traded stock price has averaged $2.11 per share. If management were to consider only the calculated market capitalization at this average price, an impairment would be deemed to exist. However, management believes that this trading period for the Company’s stock is characterized by both extraordinary general market conditions and unique events in changes of the stockholdings of the Company. In the fourth quarter, significant disruption occurred in the trading patterns of the Company’s stock. A number of large holders of Thermadyne stock were severely impacted by the declines in the general markets, causing them to liquidate positions. This put an unprecedented selling pressure on our shares, which are thinly traded. In order to appropriately reflect these considerations in the March 31, 2009 impairment analysis, Management has shifted its relative weighting of the three factors discussed above. In doing so, Management used primarily the present value of expected future cash flows to estimate fair value. Management concluded that the carrying value of goodwill was not impaired as of March 31, 2009. If current global economic recessionary conditions or reduced prices for the Company’s publicly traded stock prove to be sustained beyond the time frames assumed in management’s analysis, the Company may be required to record an impairment.

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill
Balance as of December 31, 2008	$184,043
Foreign currency translation	(561)

Balance as of March 31, 2009	$183,482

6. Debt and Capital Lease Obligations
The composition of debt and capital lease obligations was as follows:

	March 31,	December 31,
	2009	2008
Working Capital Facility	$34,261	$32,531
Second-Lien Facility	14,000	14,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	8,991	9,524
Other	2,235	2,990

	234,487	234,045
Current maturities and working capital facility	(36,751)	(34,591)

	$197,736	$199,454

At March 31, 2009, $3,772 of letters of credit were outstanding and unused availability, net of these letters of credit, was $14,301 under the Company’s borrowing agreements.
At March 31, 2009, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2009 despite an anticipated significant decline in sales volumes as compared to 2008. The 2009 plan anticipates obtaining financing for certain capital expenditures which would be required to maintain compliance with the fixed charge coverage covenant of the Working Capital Facility.
Parent Company Financial Information
Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At March 31, 2009 and December 31, 2008, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.
7. Derivative Instruments
In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. The swap arrangement was terminated on February 1, 2009 by the counter party pursuant to terms of the arrangement. A $3,000 payment was received by the Company in conjunction with this termination.
In accordance with SFAS No. 133, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. A fair value adjustment of $2,300 was recorded as an increase to long-term obligations. This will be amortized over the maturity of the Notes.
The Company realized a decrease in its interest expense as a result of the impact of the interest rate swap of $173 for the three months ended March 31, 2009 and a decrease of $514 for the three months ended March 31, 2008.

8. Comprehensive Income
Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(2,496)	$4,525
Cumulative foreign currency translation gains (losses), net of tax	(1,285)	2,703
Minimum pension liability, net of tax	164	—
Minimum post-retirement liability, net of tax	(92)	(56)

Comprehensive income (loss)	$(3,709)	$7,172

9. Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.
The Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) effective January 1, 2009. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce current year income tax expense as the carryovers are utilized. This impact was a reduction of approximately $595 to the benefit recorded in the three months ended March 31, 2009. In 2008 and prior, the tax benefit from net operating loss carryovers from periods prior to emergence from bankruptcy did not reduce the Company’s current year provision for taxes, but instead adjusted the goodwill amount. At the beginning of 2009, the Company had approximately $146,880 in U.S. net operating loss carryovers of which $60,382 relate to the pre-emergence period.
The Company’s income tax provision reflects the inclusion of the foreign source income of the foreign subsidiaries without a corresponding benefit for the related foreign tax credits. The 2009 provision also includes the beneficial impact of net operating loss carryovers. For 2009, the Company’s management estimates that actual cash income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.
10. Contingencies
The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to product liability. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.
The Company is party to certain environmental matters. Any related obligations are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.
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
11. Stock Options and Stock-Based Compensation
The Company utilizes the modified prospective method of SFAS No. 123(R), Share-Based Payment, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was a credit of $602 consisting of a reversal of prior performance-based accruals offset partially by $161 of charges for the three months ended March 31, 2009 and $391 for the three months ended March 31, 2008.
The estimated fair value of the restricted stock awards is determined as the closing price of the stock as of the date of the awards. The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options. The expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.
The following table presents the assumptions used in valuing options granted during the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Weighted average fair value	$1.01	$3.85
Assumptions used:
Expected dividend yield	0.00%	0.00%
Expected volatility	54.79%	40.25%
Risk-free interest rate	2.63%	2.88%
Expected life	6.5 years	6.5 years
As of March 31, 2009, options to purchase 1,294,279 shares were outstanding under the 2004 Stock Incentive Plan and other specific agreements. Changes in stock options during the three months ended March 31, 2009 were as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at December 31, 2008	1,249,497	$13.61
Granted	65,779	$4.99
Exercised	—
Forfeited or expired	(20,997)	$14.62

Options outstanding at March 31, 2009	1,294,279	$12.90	6.3	$—

Options exercisable at March 31, 2009	699,438	$13.55	5.7	$—

No options were exercised in the three-month periods ended March 31, 2009 and 2008, respectively. The fair value of options vested during the three-month period ended March 31, 2009 was $499.
The Company also granted 194,900 restricted shares in March 2009 to various salaried employees which vest if established performance targets related to return on invested operating capital are achieved for the 3 year period ending December 31, 2011.
At March 31, 2009, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $705 and the weighted average period over which this amount is expected to be recognized was approximately 2.9 years.

12. Earnings (Loss) Per Share
The calculation of net income (loss) per share follows:

	Three Months Ended March 31,
	2009	2008
Numerator:
Income (loss) applicable to common shares
Continuing operations	$(2,496)	$4,717
Discontinued operations	—	(192)

Net income (loss)	$(2,496)	$4,525

Denominator:
Weighted average shares for basic earnings per share	13,513,154	13,434,226
Dilutive effect of stock options	22,039	90

Weighted average shares for diluted earnings per share	13,535,193	13,434,316

Basic and Diluted income (loss) per share amounts:
Continuing operations	$(0.18)	$0.35
Discontinued operations	$—	$(0.01)

Net income (loss)	$(0.18)	$0.34

13. Employee Benefit Plans
Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	321	311	4	52
Expected return on plan assets	(235)	(311)	—	—
Recognized (gain) loss	161	—	—	—

Net periodic benefit cost	$247	$—	$4	$52

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
Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following tables:

	Three Months Ended March 31,
	2009	2008
Net Sales:
Americas	$60,709	$95,501
Europe/Middle East	6,299	10,162
Asia-Pacific	16,303	25,104

	$83,311	$130,767

	March 31,	December 31,
	2009	2008
Identifiable Assets (excluding working capital and intangibles):
Americas	$41,874	$44,992
Europe/Middle East	1,985	2,182
Asia-Pacific	7,036	6,958

	$50,895	$54,132

15. Restructuring and Other Charges
In the first quarter, the Company offered a voluntary retirement program and approximately 50 employees have elected to participate. During the period ended March 31, 2009, the Company accrued restructuring charges for $1,300 in separation pay and COBRA benefits payable under the program. The amounts will be substantially paid through August 2009.
16. Condensed Consolidating Financial Statements
Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.
The following financial information presents the guarantors and non-guarantors as of March 31, 2009 and December 31, 2008, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,900	$6,347	$—	$15,247
Accounts receivable, net	—	54,109	6,348	—	60,457
Inventories	—	79,666	9,827	—	89,493
Prepaid expenses and other	—	4,178	701	—	4,879
Assets held for sale	—	—	1,238	—	1,238
Deferred tax assets	—	2,277	—	—	2,277

Total current assets	—	149,130	24,461	—	173,591
Property, plant and equipment, net	—	43,459	3,827	—	47,286
Goodwill	—	183,482	—	—	183,482
Intangibles, net	—	52,914	7,253	—	60,167
Other assets	2,425	1,470	—	—	3,895
Investment in and advances to subsidiaries	191,667	—	—	(191,667)	—

Total assets	$194,092	$430,455	$35,541	$(191,667)	$468,421

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$34,261	$—	$—	$34,261
Current maturities of long-term obligations	463	1,722	305	—	2,490
Accounts payable	—	19,822	2,360	—	22,182
Accrued and other liabilities	—	18,944	1,675	—	20,619
Accrued interest	2,771	99	—	—	2,870
Income taxes payable	—	2,296	372	—	2,668
Deferred tax liability	—	3,253	—	—	3,253
Liabilities related to assets held for sale	—	—	5,443	—	5,443

Total current liabilities	3,234	80,397	10,155	—	93,786
Long-term obligations, less current maturities	175,000	22,130	606	—	197,736
Deferred tax liabilities	—	45,179	—	—	45,179
Other long-term liabilities	1,773	15,393	527	—	17,693
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	188,689	—	—	—	188,689
Accumulated deficit	(71,740)	35,982	(68,291)	32,308	(71,741)
Accumulated other comprehensive income (loss)	(3,057)	(21,394)	(2,622)	24,017	(3,056)

Total shareholders’ equity (deficit)	114,027	14,588	(70,913)	56,325	114,027
Net equity (deficit) and advances to / from subsidiaries	(99,942)	252,768	95,166	(247,992)	—

Total liabilities and shareholders’ equity (deficit)	$194,092	$430,455	$35,541	$(191,667)	$468,421

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,301	$5,615	$—	$11,916
Accounts receivable, net	—	63,760	8,284	—	72,044
Inventories	—	90,220	12,259	—	102,479
Prepaid expenses and other	—	4,653	790	—	5,443
Assets held for sale	—	—	916	—	916
Deferred tax assets	—	2,277	—	—	2,277

Total current assets	—	167,211	27,864	—	195,075
Property, plant and equipment, net	—	43,295	4,206	—	47,501
Goodwill	—	184,043	—	—	184,043
Intangibles, net	—	53,166	7,617	—	60,783
Other assets	5,541	1,426	—	—	6,967
Investment in and advances to subsidiaries	191,869	—	—	(191,869)	—

Total assets	$197,410	$449,141	$39,687	$(191,869)	$494,369

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$32,531	$—	$—	$32,531
Current maturities of long-term obligations	—	1,702	358	—	2,060
Accounts payable	—	26,132	4,691	—	30,823
Accrued and other liabilities	—	26,673	1,622	—	28,295
Accrued interest	6,412	146	—	—	6,558
Income taxes payable	—	2,798	51	—	2,849
Deferred tax liability	—	3,253	—	—	3,253
Liabilities related to assets held for sale	—	—	5,266	—	5,266

Total current liabilities	6,412	93,235	11,988	—	111,635
Long-term obligations, less current maturities	175,000	23,761	693	—	199,454
Deferred tax liabilities	—	47,292	—	—	47,292
Other long-term liabilities	2,991	14,155	539	—	17,685
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	189,256	—	—	—	189,256
Accumulated deficit	(69,244)	34,540	(67,892)	33,351	(69,245)
Accumulated other comprehensive income (loss)	(1,843)	(16,066)	(4,060)	20,126	(1,843)

Total shareholders’ equity (deficit)	118,304	18,474	(71,952)	53,477	118,303
Net equity (deficit) and advances to / from subsidiaries	(105,297)	252,224	98,419	(245,346)	—

Total liabilities and shareholders’ equity (deficit)	$197,410	$449,141	$39,687	$(191,869)	$494,369

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$90,025	$5,597	$(12,311)	$83,311
Cost of goods sold	—	69,646	4,583	(12,278)	61,951

Gross margin	—	20,379	1,014	(33)	21,360

Selling, general and administrative expenses	(602)	18,755	1,285	—	19,438
Amortization of intangibles	—	671	—	—	671
Net periodic postretirement benefits	—	4	—	—	4

Operating income (loss)	602	949	(271)	(33)	1,247

Other income (expenses):
Interest, net	(3,983)	(638)	(12)	—	(4,633)
Amortization of deferred financing costs	(125)	(111)	—	—	(236)
Equity in net income (loss) of subsidiaries	1,010	—	—	(1,010)	—

Income (loss) from continuing operations before income tax provision and discontinued operations	(2,496)	200	(283)	(1,043)	(3,622)

Income tax provision (benefit)	—	(1,242)	116	—	(1,126)

Income (loss) from continuing operations	(2,496)	1,442	(399)	(1,043)	(2,496)

Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(2,496)	$1,442	$(399)	$(1,043)	$(2,496)

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

Other income (expenses):
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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(6,012)	$8,494	$1,560	$(1,043)	$2,999

Cash flows from investing activities:
Capital expenditures	—	(2,059)	(179)	—	(2,238)
Other	—	(55)	—	—	(55)

Net cash provided by (used in) investing activities	—	(2,114)	(179)	—	(2,293)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	8,923	—	—	8,923
Repayments under Working Capital Facility	—	(7,193)	—	—	(7,193)
Borrowings of other debt	—	75	—	—	75
Repayments of other debt	463	(908)	(73)	—	(518)
Advances to / from discontinued operations	4,343	(4,905)	(445)	1,043	36
Other	1,206	384	—	—	1,590

Net cash provided by (used in) financing activities	6,012	(3,624)	(518)	1,043	2,913

Effect of exchange rate changes on cash and cash equivalents	—	(158)	(130)	—	(288)

Net cash provided by (used in) continuing operations	—	2,598	733	—	3,331

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	100	—	100
Net cash provided by financing activities	—	—	206	—	206
Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8

Net cash provided by discontinued operations	—	—	314	—	314

Total increase (decrease) in cash and cash equivalents	—	2,598	1,047	—	3,645
Total cash and cash equivalents beginning of period	—	6,302	6,199	—	12,501

Total cash and cash equivalents end of period	$—	$8,900	$7,246	$—	$16,146

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(303)	$10,110	$155	$(7,085)	$2,877

Cash flows from investing activities:
Capital expenditures	—	(1,242)	(255)	—	(1,497)
Proceeds from sales of assets	—	500	—	—	500
Purchase of outside interest in joint venture	(844)	—	—	—	(844)
Other	—	(48)	—	—	(48)

Net cash provided by (used in) investing activities	(844)	(790)	(255)	—	(1,889)

Cash flows from financing activities:
Borrowings under Working Capital Facility		14,181	—	—	14,181
Repayments under Working Capital Facility	—	(4,715)	—	—	(4,715)
Repayments of other debt	—	(7,366)	133	—	(7,233)
Changes in net equity and advances to / from discontinued operations	903	(10,292)	1,178	7,085	(1,126)
Other	244	—	—	—	244

Net cash provided by (used in) financing activities	1,147	(8,192)	1,311	7,085	1,351

Effect of exchange rate changes on cash and cash equivalents	—	454	114	—	568

Net cash provided by (used in) continuing operations	—	1,582	1,325	—	2,907

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(894)	—	(894)
Net cash provided by investing activities	—	—	500	—	500
Net cash provided by financing activities	—	—	130	—	130
Effect of exchange rate changes on cash and cash equivalents	—	—	15	—	15

Net cash used in discontinued operations	—	—	(249)	—	(249)

Total increase (decrease) in cash and cash equivalents	—	1,582	1,076	—	2,658
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$16,219	$2,874	$—	$19,093

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
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008: (a) deteriorating global economic conditions, (b) political and economic uncertainty in various areas of the world where we do business, continued volatility and further deterioration of the capital markets, and the commercial and consumer credit environment, (c) the cyclicality of our business and those of our customers, (d) the effectiveness of our cost reduction initiatives, (e) the cost and availability of raw materials and component parts, (f) our ability to comply with the terms of our debt instruments, obtain financing and service our debt, and the impact of changes in interest rates, (g) our international sales and operations are subject to numerous risks, including currency exchange fluctuations, differing protections of intellectual property, trade barriers, and regional economic uncertainty, (h) actions taken by our competitors that affect our ability to retain our customers, (i) consolidation within our customer base and the resulting increased concentration of our sales, (j) our ability to meet customer needs by introducing new and enhanced products, (k) unforeseen liabilities arising from litigation, including product liability risks, (l) our relationship with our employees and our ability to retain qualified management personnel and attract new management personnel and (m) the costs of compliance with and liabilities arising under environmental laws and regulations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three months ended March 31, 2009, and 2008.
Net sales

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	% Change
Net sales summary:
U.S. net sales	$52,486	$76,494	(31.4%)
International net sales	30,825	54,273	(43.2%)

Consolidated net sales	$83,311	$130,767	(36.3%)

Net sales for the three months ended March 31, 2009 compared to the three months for the same period in 2008 decreased $47.5 million with approximately $39.0 million from decreased demand and $8.5 million due to foreign currency translation.
Gross margin

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	% Change
Gross margin	$21,360	$42,279	(49.5%)
Gross margin from continuing operations for the first quarter of 2008 was $21.4 million, or 25.6% of net sales, decreasing from $42.3 million, or 32.3% of net sales, for the same period in 2008. Gross margin as a percent of sales decreased as a result of the combined negative impact of higher cost materials previously purchased and the negative cost impact of manufacturing inefficiencies arising from the reduced volumes of activity. Under its use of the LIFO inventory accounting method, the Company recorded a $1.0 million credit increasing gross margin and a $0.5 million charge decreasing gross margin in the three months ended March 31, 2009 and 2008, respectively.
Selling, general and administrative expenses

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	% Change
Selling, general and administrative expenses	$19,438	$27,451	(29.2%)
Selling, general and administrative (“SG&A”) expenses were $19.4 million, or 23.3% of net sales, for the three months ended March 31, 2009 as compared to $27.5 million, or 21.0% of net sales, for the three months ended March 31, 2008. The SG&A expenses in 2009 includes a restructuring charge for severance expenses of $1.3 million payable to employees who elected to participate in an early retirement program. The 2009 SG&A expenses also reflect the cost savings associated with organizational restructuring which commenced in late January 2009, eliminating approximately 110 positions, or 13% of the global salaried workforce. In addition, various broad based initiatives contributed to reduce all discretionary spend, and the $0.8 million reversal of previously accrued performance-based stock compensation amounts.
Interest, net

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	% Change
Interest, net	$4,633	$5,334	(13.1%)
Interest expense for the three months ended March 31, 2009 was $4.6 million, decreasing from $5.3 million for the three months ended March 31, 2008. The effective interest rate declined approximately 120 basis points. This reflects the combined benefit of the lower Libor rates impacting approximately 20% of the Company’s total debt. In addition, the Special Interest Adjustment applicable to the Senior Subordinated Notes decreased to 0.25% effective October 1, 2008 due to the reduced leverage ratio. This rate increases to 0.75% effective April 1, 2009.
Income tax provision

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	% Change
Income tax provision	$(1,126)	$3,772	(129.9%)
An income tax benefit of $1.1 million for continuing operations was recorded on pretax loss of $3.6 million for the three months ended March 31, 2009. An income tax provision of $3.8 million for continuing operations was recorded on pretax income of $8.5 million for the three months ended March 31, 2008. For the 2009 first quarter, the effective income tax rate was 31.1% versus 44.4% in the comparable prior year period. The Company’s effective income tax rate determination includes in U.S. taxable income a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits, which are carried forward. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of a portion of the foreign earnings in U.S. taxable income. In 2009, with the adoption of SFAS 141R, the Company is recognizing the benefits of net operating loss carryovers expected to offset U.S. taxable income. This impact was a reduction of approximately $0.6 million to the benefit recorded in the three months ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations. The Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), effective January 1, 2009. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce income tax expense as the carryovers are utilized.
In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSN, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP. The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP will be effective for the Company for the quarter ended June 30, 2009. The Company is currently evaluating the impact of adopting the FSP.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash will be working capital needs, debt service obligations, and manufacturing and other equipment purchases. We expect that ongoing requirements for working capital and debt service will be funded from operating cash flow and borrowings under the Working Capital Facility. We expect that equipment purchases will be funded through third-party equipment financings.
The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Net cash provided by (used in) continuing operations :
Operating activities	$2,999	$2,877
Investing activities	(2,293)	(1,889)
Financing activities	2,913	1,351
Effect of exchange rates	(288)	568

Cash used in continuing operations	$3,331	$2,907

Operating Activities
Cash provided by operating activities from continuing operations for the first three months of 2009 was $3.0 million compared to the $2.9 million of cash provided during the same time period in 2008. This includes the change in operating assets and liabilities which provided $3.8 million of cash during the three months ended March 31, 2009, compared to the $6.9 million of cash used in the three months ended March 31, 2008. The changes in operating assets and liabilities, excluding foreign currency translation effects, included an accounts receivable decrease of $10.9 million during the three months ended March 31, 2009, compared to the $6.1 million increase during the same period in 2008. The decreases in receivables arise from the effect of decreased sales in 2009 compared to 2008. Inventory decreases provided $12.2 million of cash through the first three months of 2009, as compared to providing $1.8 million of cash in the same three month period last year. Inventories were decreased during 2009 due to efforts to reduce inventory levels in response to significant declines in customer orders. Accounts payable decreased in the first three months of 2009, using $8.3 million of cash which compares to the cash provided from an increase in payables of $4.2 million in the first three months of 2008. During both 2009 and

2008, the change in accounts payable resulted from normal payment activities and timing differences. Accrued liabilities decreased in the first three months of 2009, using $11.2 million of cash compared to a $7.4 million use of cash in the first three months of 2008. The accrued liabilities paid during the first three months of 2009 included severance payments, customer rebates, incentive compensation and the semi-annual interest due on the Senior Subordinated Notes.
Investing Activities
Investing activities of continuing operations used $2.3 million of cash for the first three months of 2009 compared to net cash used of $1.9 million for the first three months of 2008. The investing activities included capital expenditures of $2.2 million during the first three months of 2009 compared to $1.5 million during the first three months of 2008.
Financing Activities
During the first three months ended March 31, 2009, there was $1.7 million of net borrowings under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund operating activities and capital expenditures. For the same period in 2008, the Company had net borrowings of $9.5 million. The borrowings in 2008 were used to fund working capital requirements as described in Operating Activities and to repay $7.0 million of the second lien indebtedness.
At March 31, 2009, unused availability, net of letters of credit, was $14.3 million under the Company’s borrowing agreements.
In 2009, we anticipate capital expenditures will be $15 to $20 million, provided that equipment financing is available to us. This will primarily fund equipment to improve productivity in our North American manufacturing operations. If the equipment financing is not available to us, we will need to reduce the level of capital expenditures and defer some of the productivity improvement initiatives. In addition, we expect that our overall debt service obligations excluding interest expense and repayments on the Working Capital Facility will be approximately $2 million related to our capital lease obligations. We expect our operating cash flows, together with available borrowings under the Working Capital Facility and anticipated new secured equipment financing will be sufficient to meet our capital expenditures and the debt service requirements including repayments required, if any, by the Excess Cash Flow provision of the Senior Subordinated Notes, and our other long-term obligations for 2009.
In a declining economic environment, our sales volumes, EBITDA and asset borrowing base will also decline reducing the funding amounts available to us under the Working Capital Facility. We anticipate that our borrowing needs will decline as well in this environment as receivables and inventories decline. If we successfully execute our business plan, operating costs should also decline.
At March 31, 2009, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants during 2009 despite an anticipated significant decline in sales volumes as compared to 2008. The 2009 plan anticipates obtaining financing for certain capital expenditures which would be required to maintain compliance with the fixed charge coverage covenant of the Working Capital Facility. The 2009 plan also anticipates achieving significant cost reductions through extended layoffs of production personnel, reduction of the global salaried work force, deferral of salary increases, suspension of the 401K matching program and broad based efforts to reduce discretionary spending. The Company also expects to realize further cost savings through its global continuous improvement program referred to as TCP and through cost reductions on purchased commodities and components.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risk relates to fluctuations in currency exchange rates, commodity price risks and interest rates.
We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are material to our financial results. We do not manage our foreign currency transactional exposure through foreign currency forward or option contracts. Our sales are predominantly U.S. dollar denominated. A portion of our sales reflect pound sterling versus Euro transactional risk. Materials purchases for our Asia Pacific region have Australian dollar versus U.S. dollar transactional risk. The Company incurred foreign currency transaction losses of $0.2 million and $0.5 million in the three months ended March 31, 2009 and 2008, respectively.

Copper, brass and steel constitute a significant portion of our raw material costs. When feasible, we attempt to establish fixed price commitments to provide stability in our cost. Such commitments typically extend three to six months. These commodities are subject to price fluctuations which we may not be able to pass onto our customers.
For a more complete discussion of factors that may affect future results, see the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: May 1, 2009