Form 10-Q
period 2009-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2009-07-29
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☑ No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on July 24, 2009 was 13,537,019.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$13,062	$11,916
Accounts receivable, less allowance for doubtful accounts of $600 and $900, respectively	56,287	72,044
Inventories	83,170	102,479
Prepaid expenses and other	4,535	5,443
Assets held for sale	638	916
Deferred tax assets	2,277	2,277

Total current assets	159,969	195,075
Property, plant and equipment, net of accumulated depreciation of $51,891 and $46,653, respectively	48,045	47,501
Goodwill	186,109	184,043
Intangibles, net	59,574	60,783
Other assets	4,103	6,967

Total assets	$457,800	$494,369

Current Liabilities:
Working capital facility	$12,066	$32,531
Current maturities of long-term obligations	2,652	2,060
Accounts payable	21,365	30,823
Accrued and other liabilities	19,974	28,295
Accrued interest	7,253	6,558
Income taxes payable	103	2,849
Deferred tax liability	3,253	3,253
Liabilities related to assets held for sale	5,530	5,266

Total current liabilities	72,196	111,635
Long-term obligations, less current maturities	197,881	199,454
Deferred tax liabilities	47,915	47,292
Other long-term liabilities	17,714	17,685
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,528,037 shares at June 30, 2009 and 13,509,698 shares at December 31, 2008	135	135
Additional paid-in capital	188,652	189,256
Accumulated deficit	(69,226)	(69,245)
Accumulated other comprehensive income/(loss)	2,533	(1,843)

Total shareholders’ equity	122,094	118,303

Total liabilities and shareholders’ equity	$457,800	$494,369

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$84,805	$142,135	$168,116	$272,902
Cost of goods sold	59,860	94,968	121,811	183,456

Gross margin	24,945	47,167	46,305	89,446

Selling, general and administrative expenses	18,263	29,674	37,701	57,125
Amortization of intangibles	672	669	1,343	1,336
Net periodic postretirement benefits	5	52	9	104

Operating income	6,005	16,772	7,252	30,881

Other income (expenses):
Interest, net	(4,911)	(5,323)	(9,544)	(10,657)
Amortization of deferred financing costs	(237)	(234)	(473)	(468)
Other	—	(69)	—	(121)

Income (loss) from continuing operations before income tax provision and discontinued operations	857	11,146	(2,765)	19,635

Income tax provision (benefit)	275	4,901	(851)	8,673

Income (loss) from continuing operations	582	6,245	(1,914)	10,962
Income (loss) from discontinued operations, net of tax	1,933	(283)	1,933	(475)

Net income	$2,515	$5,962	$19	$10,487

Basic and diluted income (loss) per share:
Continuing operations	$0.04	$0.47	$(0.14)	$0.82
Discontinued operations	0.14	(0.03)	0.14	(0.04)

Net income (loss)	$0.18	$0.44	$—	$0.78

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$19	$10,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income)/loss from discontinued operations	(1,933)	475
Depreciation and amortization	6,203	6,280
Deferred income taxes	(1,893)	4,484
Net periodic post-retirement benefits	9	104
Changes in operating assets and liabilities:
Accounts receivable	18,034	(8,035)
Inventories	21,861	(5,151)
Prepaids	1,283	(805)
Accounts payable	(9,809)	11,780
Accrued and other liabilities	(9,088)	1,226
Accrued interest	695	(762)
Accrued taxes	(2,937)	257
Other long-term liabilities	(513)	(384)
Other, net	—	121

Net cash provided by (used in) operating activities	21,931	20,077

Cash flows from investing activities:
Capital expenditures	(3,973)	(4,632)
Proceeds from sales of discontinued operations	—	500
Purchase of outside interest in joint venture	—	(3,013)
Other	(134)	(348)

Net cash provided by (used in) investing activities	(4,107)	(7,493)

Cash flows from financing activities:
Borrowings under Working Capital Facility	8,923	16,145
Repayments of Working Capital Facility	(29,388)	(11,616)
Borrowings under other debt	75	—
Repayments of other debt	(235)	(22,689)
Stock compensation expense	(668)	1,093
Exercise of employee stock purchases	64	904
Advances from (to) discontinued operations	1,933	(3,062)
Termination payment on derivative	2,313	—
Other, net	(600)	(245)

Net cash provided by (used in) financing activities	(17,583)	(19,470)

Effect of exchange rate changes on cash and cash equivalents	905	1,194

Net cash provided by (used in) continuing operations	1,146	(5,692)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	1,040	(2,382)
Net cash provided by (used in) investing activities	—	500
Net cash provided by (used in) financing activities	(1,558)	1,581
Effect of exchange rates on cash and cash equivalents	150	26

Net cash provided by (used in) discontinued operations	(368)	(275)

Total increase (decrease) in cash and cash equivalents	778	(5,967)
Total cash and cash equivalents beginning of period	12,501	16,435

Total cash and cash equivalents end of period	$13,279	$10,468

Continuing operations
Cash and cash equivalents beginning of period	$11,916	$16,159
Net cash provided by (used in) continuing operations	1,146	(5,692)

Cash and cash equivalents end of period	$13,062	$10,467

Discontinued operations
Cash and cash equivalents beginning of period	$585	$276
Net cash provided by (used in) discontinued operations	(368)	(275)

Cash and cash equivalents end of period	$217	$1

Income taxes paid	$3,888	$4,317

Interest paid	$9,510	$11,440

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Subsequent events were evaluated through, July 28, 2009, the date these financial statements were issued.

The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.	Significant Accounting Policies

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and such provisions are adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at beginning of period	$2,709	$3,292	$2,961	$3,072
Charged to costs and expenses	384	942	352	1,952
Deductions	(434)	(782)	(654)	(1,572)

Balance at end of period	$2,659	$3,452	$2,659	$3,452

Fair Value

The carrying values of the obligations outstanding under the Working Capital Facility, the Second-Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values because these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $115,500 and $97,125 at June 30, 2009 and December 31, 2008, respectively, is based on available market information.

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
Subsequent Events. The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 141R”) effective June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. A sale agreement for the building and land totaling $2,500 was signed in October 2008. Deposits of $1,500 have been received for the sale of the building and land, with the final payment anticipated to be received with closing during the third quarter of 2009.

On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with $13,800 net cash received at closing along with a note due in May 2010 in the amount of 30,000 South African Rand and bearing 14% interest payable. In April 2009, the note was settled and the Company recorded a gain of $1,933. The Company also recorded $522 of interest income in continuing operations related to this transaction.

The 2009 periods include only the South African gain discussed above. The tables below set forth the operational results of discontinued operations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008
			South
	C&G	Brazil	Africa	Soltec/Genset	Total

Net sales	$—	$174	$—	$—	$174
Operating expenses	—	(94)	—	—	(94)
Other expenses	—	(90)	—	—	(90)
Adjustment in carrying value of related assets and reserves, net of tax	8	(275)	—	(6)	(273)

Net income (loss) from discontinued operations	$8	$(285)	$—	$(6)	$(283)

	Six Months Ended June 30, 2008
			South
	C&G	Brazil	Africa	Soltec/Genset	Total

Net sales	$68	$452	$—	$—	$520
Operating expenses	(218)	(537)	—	—	(755)
Other expenses	—	(107)	—	—	(107)
Adjustment in carrying value of related assets and reserves, net of tax	(44)	(81)	—	(8)	(133)

Net income (loss) from discontinued operations	$(194)	$(273)	$—	$(8)	$(475)

Selected balance sheet items for the discontinued operations relate to Brazil and are classified as follows:

	June 30,	December 31,
	2009	2008

Cash	$217	$585
Other assets	421	331

	$638	$916

Accounts payable and other liabilities	$5,530	$5,266

4.	Inventories

The composition of inventories was as follows:

	June 30,	December 31,
	2009	2008

Raw materials and component parts	$29,216	$41,185
Work-in-process	10,951	12,216
Finished goods	55,260	63,597

	95,427	116,998
LIFO reserve	(12,257)	(14,519)

	$83,170	$102,479

5.	Intangible Assets

The composition of intangibles was as follows:

	June 30,	December 31,
	2009	2008
Goodwill	$186,109	$184,043
Patents and customer relationships	42,514	42,380
Trademarks	33,403	33,403

	262,026	259,826
Accumulated amortization of patents and customer relationships	(16,343)	(15,000)

	$245,683	$244,826

Amortization of patents and customer relationships amounted to $672 and $1,343 for the three and six month periods ended June 30, 2009, respectively, and to $669 and $1,336 for the three and six month periods ended June 30, 2008.

Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The impairment test involves the comparison of the estimated fair value to the carrying amount. An impairment would be recorded if the carrying amount exceeded the estimated enterprise fair value. Management considers market value comparables, the current market capitalization of the Company and the present value of expected future cash flows (the “three factors”) to estimate the enterprise fair value. Significant judgments and estimates about current and future conditions are used to estimate the fair value. In estimating future cash flows, Management estimates future sales volumes, sales prices, changes in commodity costs and the weighted cost of capital. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. Management performed an impairment analysis as of December 31, 2008, March 31, 2009, and June 30, 2009.
During the fourth quarter 2008, the stock price of Thermadyne reported on NASDAQ declined from $16.48 per share as of October 1, 2008 to $6.87 per share at December 31, 2008. During the six months ended June 30, 2009, the stock price closed as low as $1.71 per share on March 11, 2009 and thereafter closed as high as $4.60 per share on June 5, 2009. It averaged $2.12 per share in March 2009 and $3.93 per share in June 2009. Stock price is an important consideration in management’s impairment assessment. If management were to consider only the calculated market capitalization at this average price, an impairment would be deemed to have existed at March 31, 2009 and, to a lesser extent, at June 30, 2009.

We believe the trading prices for our stock have been abnormally disrupted due to extraordinary selling pressures from certain institutional investors who liquidated their operations late in 2008 and early in 2009 and the institutional investors who liquidated their positions in June 2009 with the removal of Thermadyne from the Russell 3000 Index. Consequently, in performing the impairment assessment for this testing period, management has shifted its relative weighting of the three factors it considers in estimating enterprise value. Management more heavily weighted the present value of expected future cash flows to estimate fair value. In consideration of the recent declines in global business conditions, the expected future cash flows were updated to reflect management’s assessment of the impact of these declines. We performed a series of sensitivity analyses in which we assumed recessionary periods of one, two and three years and various “recovery trajectories” for sales volumes, price and inflation cost trends. The demand for the Company’s products has historically had a direct correlation with the performance of the steel industry. In developing our various assumptions for this sensitivity testing, we utilized the findings of a recently conducted study of the impacts on prices, volumes and the duration of the recessionary period for the steel industry during the five major recessions which have occurred since 1958. We also increased our assumed cost of capital in the revised five year forecasts based on recent financial market conditions. The assumed scenario over a three year period exceeded the severity of the impacts on the steel industry of any recession dating back to 1958. Based on the analyses, no impairment charges were recorded. If current global economic recessionary conditions or declines in our stock price prove to be sustained beyond the time frames assumed in management’s analysis, the Company may be required to record an impairment.

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill
Balance as of December 31, 2008	$184,043
Foreign currency translation	2,066

Balance as of June 30, 2009	$186,109

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	June 30,	December 31,
	2009	2008

Working Capital Facility	$12,066	$32,531
Second-Lien Facility	14,000	14,000
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	9,413	9,524
Other	2,120	2,990

	212,599	234,045
Current maturities and working capital facility	(14,718)	(34,591)

	$197,881	$199,454

Recent Financing Amendments

On June 15, 2009, the Company amended the Working Capital Facility with General Electric Capital Corporation. The Amended Agreement: (i) increased the interest rate to 90-day LIBOR plus 4.00%; (ii) deleted the cash flow portion of the revolver; (iii) added a prepayment fee of 2% if the Facility is terminated prior to June 27, 2010 or 1% prior to June 27, 2011; (iv) increased the equipment portion of the Facility from $8,000 to $10,000; (v) amended the minimum fixed charge coverage ratio for the twelve-months ended June 30, 2009, September 30, 2009 and December 31, 2009 to 0.95, 0.825 and 0.975, respectively, with 1.10 for the twelve month periods ending quarterly thereafter; and (vi) at the Company’s request, reduced the Credit Agreement from $100,000 to $70,000.

At June 30, 2009, $3,969 of letters of credit were outstanding and unused availability, net of these letters of credit, was $31,777 under the Company’s borrowing agreements.

Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility which requires EBITDA, as defined, to be at least 1.10 of Fixed Charges, as defined, except 2009 as described above. Under the Second Lien Facility, the most restrictive financial covenant is the “senior leverage ratio” covenant which requires that debt, including total debt less the Notes and cash, not exceed 2.75 of EBITDA, as defined. Compliance is measured quarterly based on the trailing four quarters. A default of the financial covenants under the Working Capital Facility or Second Lien Facility would constitute a default under the Senior Subordinated Notes.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At June 30, 2009 and December 31, 2008, the primary asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.

7.	Derivative Instruments

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. On February 1, 2009, the swap arrangement was terminated by the counter party pursuant to terms of the arrangement and a $3,000 payment was received by the Company in conjunction with this termination. In accordance with SFAS No. 133, the Company recorded a fair value adjustment to the portion of its fixed rate long-term debt that was hedged.

8.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$2,515	$5,962	$19	$10,487
Cumulative foreign currency translation gains (losses), net of tax	5,529	(1,358)	4,244	1,346
Minimum pension liability, net of tax	152	—	316	—
Minimum post-retirement liability, net of tax	(92)	(56)	(184)	(113)

Comprehensive income	$8,104	$4,548	$4,395	$11,720

9.	Income Taxes

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

The Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) effective January 1, 2009. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. Under SFAS No. 141R, the benefit of net operating loss carryovers will reduce current year income tax expense as the carryovers are utilized. This impact was a reduction of approximately $248 to the benefit recorded in the six months ended June 30, 2009. In 2008 and prior, the tax benefit from net operating loss carryovers from periods prior to emergence from bankruptcy did not reduce the Company’s current year provision for taxes, but instead adjusted the goodwill amount.

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

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to welding fumes and other product liability claims. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is party to certain environmental matters. Any related obligations are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or on the results of operations.

11.	Stock Options and Stock-Based Compensation

The Company utilizes the modified prospective method of SFAS No. 123(R), Share-Based Payments, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was a net credit of $66 for the reversal of prior accruals of $127 for the three months ended June 30, 2009 and $623 of expense for the three months ended June 30, 2008. Stock compensation cost included in selling, general and administrative expense was a net credit of $668 consisting of reversals of prior accruals of $873 for the six months ended June 30, 2009 and $1,093 of expense for the six months ended June 30, 2008.

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

As of June 30, 2009, options to purchase 1,186,317 shares were outstanding under the 2004 Stock Incentive Plan and other specific agreements. Changes in stock options during the six months ended June 30, 2009 were as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at December 31, 2008	1,249,497	$13.61
Granted	65,779	$4.99
Exercised	—
Forfeited or expired	(128,959)	$14.64

Options outstanding at June 30, 2009	1,186,317	$12.75	6.0	$—

Options exercisable at June 30, 2009	645,522	$13.44	5.4	$—

No options were exercised in the three or six month periods ended June 30, 2009. In the six month period ended June 30, 2008, 66,517 options were exercised with a value of $858. The fair value of options vested during the three-month and six-month periods ended June 30, 2009 were $45 and $545, respectively.

The Company also granted 194,900 restricted shares in March 2009 to various salaried employees which vest, in March of the following year, if the targeted return on invested operating capital (ROIOC) of 36% is achieved in any year during the 5 year period ending December 31, 2013. Lesser vesting occurs for ROIOC performance between 36% and 18% in any of those performance years.

At June 30, 2009, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $569 and the weighted average period over which this amount is expected to be recognized was approximately 2.85 years.

12.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income (loss) applicable to common shares
Continuing operations	$582	$6,245	$(1,914)	$10,962
Discontinued operations	1,933	(283)	1,933	(475)

Net income	$2,515	$5,962	$19	$10,487

Denominator:
Weighted average shares for basic earnings per share	13,527,105	13,386,944	13,520,168	13,378,993
Dilutive effect of stock options	94,723	108,192	58,381	23,803

Weighted average shares for diluted earnings per share	13,621,828	13,495,136	13,578,549	13,402,796

Basic and Diluted income (loss) per share amounts:
Continuing operations	$0.04	$0.47	$(0.14)	$0.82
Discontinued operations	$0.14	$(0.03)	0.14	(0.04)

Net income	$0.18	$0.44	$—	$0.78

13.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	321	311	5	52
Expected return on plan assets	(235)	(311)	—	—
Recognized loss	161	—	—	—

Net periodic benefit cost	$247	$—	$5	$52

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	642	622	9	104
Expected return on plan assets	(470)	(622)	—	—
Recognized loss	322	—	—	—

Net periodic benefit cost	$494	$—	$9	$104

14.	Segment Information

The Company’s continuing operations are comprised of several product lines and operating locations. The similarity of products, paths to market, end users, and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis. Accordingly, management has concluded the Company operates in one segment.

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

U.S.	$47,553	$74,404	$98,464	$150,898

International:
Australia	16,900	28,240	30,187	48,366
Other	20,352	39,491	39,465	73,638

	37,252	67,731	69,652	122,004

Total	$84,805	$142,135	$168,116	$272,902

	June 30,	December 31,
	2009	2008

Identifiable Assets (excluding working capital and intangibles):
Americas	$42,157	$44,992
Europe/Middle East	2,026	2,182
Asia-Pacific	7,680	6,958

	$51,863	$54,132

Product Line Information

The Company manufactures a variety of products, substantially all of which are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals in various applications including construction, oil, gas rig and pipeline construction, repair and maintenance of manufacturing equipment, and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gas equipment	$29,028	$52,784	$58,500	$101,449
Arc accessories including torches, related consumable parts and accessories	14,656	27,739	29,963	54,182
Filler metals	19,626	26,246	38,522	50,481
Plasma power supplies, torches and related consumable parts	12,801	20,615	25,831	40,289
Welding equipment	8,694	14,751	15,300	26,501

	$84,805	$142,135	$168,116	$272,902

15.	Restructuring and Other Charges

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

The following financial information presents the guarantors and non-guarantors as of June 30, 2009 and December 31, 2008, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements:

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,036	$5,026	$—	$13,062
Accounts receivable, net	—	49,986	6,301	—	56,287
Inventories	—	74,216	8,954	—	83,170
Prepaid expenses and other	—	3,839	696	—	4,535
Assets held for sale	—	—	638	—	638
Deferred tax assets	—	2,277	—	—	2,277

Total current assets	—	138,354	21,615	—	159,969
Property, plant and equipment, net	—	44,319	3,726	—	48,045
Goodwill	—	186,109	—	—	186,109
Intangibles, net	—	51,978	7,596	—	59,574
Other assets	2,300	1,804	(1)	—	4,103
Investment in and advances to subsidiaries	202,877	—	—	(202,877)	—

Total assets	$205,177	$422,564	$32,936	$(202,877)	$457,800

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$12,066	$—	$—	$12,066
Current maturities of long-term obligations	463	1,889	300	—	2,652
Accounts payable	—	19,324	2,041	—	21,365
Accrued and other liabilities	—	18,507	1,467	—	19,974
Accrued interest	7,146	107	—	—	7,253
Income taxes payable	—	318	(215)	—	103
Deferred tax liability	—	3,253	—	—	3,253
Liabilities related to assets held for sale	—	—	5,530	—	5,530

Total current liabilities	7,609	55,464	9,123	—	72,196
Long-term obligations, less current maturities	175,000	22,295	586	—	197,881
Deferred tax liabilities	—	47,915	—	—	47,915
Other long-term liabilities	1,657	15,479	578	—	17,714
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	188,652	—	—	—	188,652
Accumulated deficit	(69,225)	40,991	(66,609)	25,617	(69,226)
Accumulated other comprehensive income (loss)	2,533	(14,180)	(4,095)	18,275	2,533

Total shareholders’ equity (deficit)	122,095	26,811	(70,704)	43,892	122,094
Net equity (deficit) and advances to / from subsidiaries	(101,184)	254,600	93,353	(246,769)	—

Total liabilities and shareholders’ equity (deficit)	$205,177	$422,564	$32,936	$(202,877)	$457,800

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,301	$5,615	$—	$11,916
Accounts receivable, net	—	63,760	8,284	—	72,044
Inventories	—	90,220	12,259	—	102,479
Prepaid expenses and other	—	4,653	790	—	5,443
Assets held for sale	—	—	916	—	916
Deferred tax assets	—	2,277	—	—	2,277

Total current assets	—	167,211	27,864	—	195,075
Property, plant and equipment, net	—	43,295	4,206	—	47,501
Goodwill	—	184,043	—	—	184,043
Intangibles, net	—	53,166	7,617	—	60,783
Other assets	5,541	1,426	—	—	6,967
Investment in and advances to subsidiaries	191,869	—	—	(191,869)	—

Total assets	$197,410	$449,141	$39,687	$(191,869)	$494,369

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$32,531	$—	$—	$32,531
Current maturities of long-term obligations	—	1,702	358	—	2,060
Accounts payable	—	26,132	4,691	—	30,823
Accrued and other liabilities	—	26,673	1,622	—	28,295
Accrued interest	6,412	146	—	—	6,558
Income taxes payable	—	2,798	51	—	2,849
Deferred tax liability	—	3,253	—	—	3,253
Liabilities related to assets held for sale	—	—	5,266	—	5,266

Total current liabilities	6,412	93,235	11,988	—	111,635
Long-term obligations, less current maturities	175,000	23,761	693	—	199,454
Deferred tax liabilities	—	47,292	—	—	47,292
Other long-term liabilities	2,991	14,155	539	—	17,685
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	189,256	—	—	—	189,256
Accumulated deficit	(69,244)	34,540	(67,892)	33,351	(69,245)
Accumulated other comprehensive income (loss)	(1,844)	(16,065)	(4,060)	20,126	(1,843)

Total shareholders’ equity (deficit)	118,303	18,475	(71,952)	53,477	118,303
Net equity (deficit) and advances to / from subsidiaries	(105,296)	252,223	98,419	(245,346)	—

Total liabilities and shareholders’ equity (deficit)	$197,410	$449,141	$39,687	$(191,869)	$494,369

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$182,538	$12,817	$(27,239)	$168,116
Cost of goods sold	—	138,869	10,290	(27,348)	121,811

Gross margin	—	43,669	2,527	109	46,305

Selling, general and administrative expenses	(668)	35,409	2,960	—	37,701
Amortization of intangibles	—	1,344	(1)	—	1,343
Net periodic postretirement benefits	—	9	—	—	9

Operating income (loss)	668	6,907	(432)	109	7,252

Other income (expense):
Interest, net	(8,242)	(1,274)	(28)	—	(9,544)
Amortization of deferred financing costs	(250)	(223)	—	—	(473)
Equity in net income (loss) of subsidiaries	7,843	—	—	(7,843)	—

Income (loss) from continuing operations before income tax provision and discontinued operations	19	5,410	(460)	(7,734)	(2,765)

Income tax provision (benefit)	—	(1,041)	190	—	(851)

Income (loss) from continuing operations	19	6,451	(650)	(7,734)	(1,914)

Loss from discontinued operations, net of tax	—	—	1,933	—	1,933

Net income (loss)	$19	$6,451	$1,283	$(7,734)	$19

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$92,513	$7,220	$(14,928)	$84,805
Cost of goods sold	—	69,223	5,707	(15,070)	59,860

Gross margin	—	23,290	1,513	142	24,945

Selling, general and administrative expenses	(66)	16,654	1,675	—	18,263
Amortization of intangibles	—	673	(1)	—	672
Net periodic postretirement benefits	—	5	—	—	5

Operating income (loss)	66	5,958	(161)	142	6,005

Other income (expenses):
Interest, net	(4,259)	(636)	(16)	—	(4,911)
Amortization of deferred financing costs	(125)	(112)	—	—	(237)
Equity in net income (loss) of subsidiaries	6,833	—	—	(6,833)	—

Income (loss) from continuing operations before income	—	—	—	—
tax provision and discontinued operations	2,515	5,210	(177)	(6,691)	857

Income tax provision (benefit)	—	201	74	—	275

Income (loss) from continuing operations	2,515	5,009	(251)	(6,691)	582

Loss from discontinued operations, net of tax	—	—	1,933	—	1,933

Net income (loss)	$2,515	$5,009	$1,682	$(6,691)	$2,515

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$306,104	$23,181	$(56,383)	$272,902
Cost of goods sold	—	223,514	16,758	(56,816)	183,456

Gross margin	—	82,590	6,423	433	89,446

Selling, general and administrative expenses	550	53,882	2,693	—	57,125
Amortization of intangibles	—	1,335	1	—	1,336
Net periodic postretirement benefits	—	104	—	—	104

Operating income (loss)	(550)	27,269	3,729	433	30,881

Other income (expense):
Interest, net	(8,320)	(2,301)	(36)	—	(10,657)
Amortization of deferred financing costs	(250)	(218)	—	—	(468)
Equity in net income (loss) of subsidiaries	19,607	—	—	(19,607)	—
Other	—	(121)	—	—	(121)

Income (loss) from continuing operations before income tax provision and discontinued operations	10,487	24,629	3,693	(19,174)	19,635

Income tax provision	—	7,944	729	—	8,673

Income (loss) from continuing operations	10,487	16,685	2,964	(19,174)	10,962

Loss from discontinued operations, net of tax	—	—	(475)	—	(475)

Net income (loss)	$10,487	$16,685	$2,489	$(19,174)	$10,487

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$160,103	$14,859	$(32,827)	$142,135
Cost of goods sold	—	116,606	11,184	(32,822)	94,968

Gross margin	—	43,497	3,675	(5)	47,167

Selling, general and administrative expenses	640	27,609	1,425	—	29,674
Amortization of intangibles	—	668	1	—	669
Net periodic postretirement benefits	—	52	—	—	52

Operating income (loss)	(640)	15,168	2,249	(5)	16,772

Other income (expenses):
Interest, net	(4,260)	(1,044)	(19)	—	(5,323)
Amortization of deferred financing costs	(125)	(109)	—	—	(234)
Equity in net income (loss) of subsidiaries	10,987	—	—	(10,987)	—
Other	—	(69)	—	—	(69)

Income (loss) from continuing operations before income tax provision and discontinued operations	5,962	13,946	2,230	(10,992)	11,146

Income tax provision	—	4,643	258	—	4,901

Income (loss) from continuing operations	5,962	9,303	1,972	(10,992)	6,245

Loss from discontinued operations, net of tax	—	—	(283)	—	(283)

Net income (loss)	$5,962	$9,303	$1,689	$(10,992)	$5,962

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(332)	$28,111	$1,886	$(7,734)	$21,931

Cash flows from investing activities:
Capital expenditures	—	(4,056)	83	—	(3,973)
Other	—	(155)	21	—	(134)

Net cash provided by (used in) investing activities	—	(4,211)	104	—	(4,107)

Cash flows from financing activities:
Borrowings under Working Capital Facility		8,923	—	—	8,923
Repayments under Working Capital Facility	—	(29,388)	—	—	(29,388)
Borrowings of other debt	—	75	—	—	75
Repayments of other debt	—	(235)	—	—	(235)
Changes in net equity	(6,895)	2,376	(5,066)	9,585	—
Advances to / from discontinued operations	4,185	(4,952)	4,551	(1,851)	1,933
Other	3,042	(1,780)	(154)	—	1,109

Net cash provided by (used in) financing activities	332	(24,980)	(669)	7,734	(17,583)

Effect of exchange rate changes on cash and cash equivalents	—	861	44	—	905

Net cash provided by (used in) continuing operations	—	(219)	1,365	—	1,146

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,954	(914)	—	1,040
Net cash used in financing activities	—	—	(1,558)	—	(1,558)
Effect of exchange rate changes on cash and cash equivalents	—	—	150	—	150

Net cash provided by (used in) discontinued operations	—	1,954	(2,322)	—	(368)

Total increase (decrease) in cash and cash equivalents	—	1,735	(957)	—	778
Total cash and cash equivalents beginning of period	—	6,301	6,200	—	12,501

Total cash and cash equivalents end of period	$—	$8,036	$5,243	$—	$13,279

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$9,977	$38,053	$(10,968)	$(16,985)	$20,077

Cash flows from investing activities:
Capital expenditures	—	(4,205)	(427)	—	(4,632)
Proceeds from sales of assets	—	500	—	—	500
Purchase of outside interest in joint venture	824	—	(3,837)	—	(3,013)
Other	—	(95)	(253)	—	(348)

Net cash provided by (used in) investing activities	824	(3,800)	(4,517)	—	(7,493)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	16,145	—	—	16,145
Repayments under Working Capital Facility	—	(11,616)	—	—	(11,616)
Repayments of other debt	—	(22,731)	42	—	(22,689)
Changes in net equity and advances to / from discontinued operations	(12,553)	(24,868)	17,374	16,985	(3,062)
Other	1,752	—	—	—	1,752

Net cash provided by (used in) financing activities	(10,801)	(43,070)	17,416	16,985	(19,470)

Effect of exchange rate changes on cash and cash equivalents	—	1,068	126	—	1,194

Net cash provided by (used in) continuing operations	—	(7,749)	2,057	—	(5,692)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,382)	—	(2,382)
Net cash provided by investing activities	—	—	500	—	500
Net cash provided by financing activities	—	—	1,581	—	1,581
Effect of exchange rate changes on cash and cash equivalents	—	—	26	—	26

Net cash used in discontinued operations	—	—	(275)	—	(275)

Total increase (decrease) in cash and cash equivalents	—	(7,749)	1,782	—	(5,967)
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$6,888	$3,580	$—	$10,468

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
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008: (a) deteriorating global economic conditions, (b) political and economic uncertainty in various areas of the world where we do business, continued volatility and further deterioration of the capital markets, and the commercial and consumer credit environment, (c) the cyclicality of our business and those of our customers, (d) the effectiveness of our cost reduction initiatives, (e) the cost and availability of raw materials and component parts, (f) our ability to comply with the terms of our debt instruments, obtain financing and service our debt, and the impact of changes in interest rates, (g) our international sales and operations are subject to numerous risks, including currency exchange fluctuations, differing protections of intellectual property, trade barriers, and regional economic uncertainty, (h) actions taken by our competitors that affect our ability to retain our customers, (i) consolidation within our customer base and the resulting increased concentration of our sales, (j) our ability to meet customer needs by introducing new and enhanced products, (k) unforeseen

'

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
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three and six months ended June 30, 2009, and 2008.
Net sales

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net sales summary:
U.S. net sales	$47,553	$74,404	(36.1%)	$98,464	$150,898	(34.7%)
International net sales	37,252	67,731	(45.0%)	69,652	122,004	(42.9%)

Consolidated net sales	$84,805	$142,135	(40.3%)	$168,116	$272,902	(38.4%)

Net sales for the three months ended June 30, 2009 compared to the three months for the same period in 2008 decreased $57.3 million with approximately $50.6 million from decreased demand and $6.7 million due to foreign currency translation.
Net sales for the six months ended June 30, 2009 compared to the six months for the same period in 2008 decreased $104.8 million with approximately $89.5 million from decreased demand and $15.3 million due to foreign currency translation.

Gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Gross margin	$24,945	$47,167	(47.1%)	$46,305	$89,446	(48.2%)
Gross margin as a percent of net sales	29.4%	33.2%		27.5%	32.8%
Gross margin from continuing operations for the second quarter of 2009 was $24.9 million, or 29.4% of net sales, decreasing from $47.2 million, or 33.2% of net sales, for the same period in 2008. Gross margin as a percent of sales decreased as a result of the combined negative impact of higher cost materials previously purchased and the negative cost impact of manufacturing inefficiencies arising from the reduced volumes of activity. Under its use of the LIFO inventory accounting method, the Company recorded a $1.2 million credit increasing gross margin and a $1.1 million charge decreasing gross margin in the three months ended June 30, 2009 and 2008, respectively.
Gross margin from continuing operations for the first half of 2009 was $46.3 million, or 27.5% of net sales, decreasing from $89.4 million, or 32.8% of net sales, for the same period in 2008. Gross margin as a percent of sales decreased as a result of the combined negative impact of higher cost materials previously purchased and the negative cost impact of manufacturing inefficiencies arising from the reduced volumes of activity. Under its use of the LIFO inventory accounting method, the Company recorded a $2.3 million credit increasing gross margin and a $1.5 million charge decreasing gross margin in the six months ended June 30, 2009 and 2008, respectively.
Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Selling, general and administrative expenses	$18,263	$29,674	(38.5%)	$37,701	$57,125	(34.0%)
SG&A as a percent of net sales	21.5%	20.9%		22.4%	20.9%
Selling, general and administrative (“SG&A”) expenses were $18.3 million, or 21.5% of net sales, for the three months ended June 30, 2009 as compared to $29.7 million, or 20.9% of net sales, for the three months ended June 30, 2008. The 2009 SG&A expenses reflect the cost savings associated with organizational restructuring which commenced in late January 2009, eliminating approximately 110 positions, or 13% of the global salaried workforce. The 2009 expenses also reflect various broad based initiatives which contributed to a reduction in all discretionary spending.
Selling, general and administrative (“SG&A”) expenses were $37.7 million, or 22.4% of net sales, for the six months ended June 30, 2009 as compared to $57.1 million, or 20.9% of net sales, for the six months ended June 30, 2008. The SG&A expenses in 2009 includes a restructuring charge for severance expenses of $1.3 million payable to employees who elected to participate in an early retirement program. The 2009 SG&A expenses also reflect the cost savings associated with the organizational restructuring discussed above. In addition, various broad based initiatives contributed to a reduction in all discretionary spending, and there was an $0.8 million reversal of previously accrued performance-based stock compensation amounts. SG&A expenses include minimal foreign exchange transaction losses and $0.5 losses in 2009 and 2008, respectively.
Interest, net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Interest, net	$4,911	$5,323	(7.7%)	$9,544	$10,657	(10.4%)
Interest expense for the three months ended June 30, 2009 was $4.9 million, decreasing from $5.3 million for the three months ended June 30, 2008. The effective interest rate declined approximately 50 basis points due to a reduced proportion of Second Lien indebtedness and lower LIBOR rates.
Interest expense for the six months ended June 30, 2009 was $9.5 million, decreasing from $10.7 million for the six months ended June 30, 2008. The effective interest rate declined approximately 90 basis points due to a reduced proportion of Second Lien indebtedness and lower LIBOR rates.

Income tax provision (benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Income tax provision (benefit)	$275	$4,901	(94.4%)	$(851)	$8,673	(109.8%)
An income tax provision of $0.3 million was recorded on pretax income from continuing operations of $0.9 million for the three months ended June 30, 2009. An income tax provision of $4.9 million was recorded on pretax income from continuing operations of $11.1 million for the three months ended June 30, 2008. For the 2009 second quarter, the effective income tax rate was 32.1% versus 44.0% in the comparable prior year period. The difference in effective tax rates is primarily due to a change in accounting principles that allows the Company to recognize the benefits of a portion of its net operating loss carryovers to offset deferred U.S. income tax expenses recorded on certain foreign earnings without the recognition of the related benefit of foreign tax credits. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of a portion of the foreign earnings in U.S. taxable income.
An income tax benefit of $0.9 million for continuing operations was recorded on pretax loss of $2.8 million for the six months ended June 30, 2009. An income tax provision of $8.7 million for continuing operations was recorded on pretax income of $19.6 million for the three months ended June 30, 2008. For the first half of 2009, the effective income tax rate was 30.8% versus 44.2% in the comparable prior year period. The lower effective rate for 2009 reflects the inability under current accounting rules to record a tax benefit in foreign jurisdictions where the Company is currently experiencing losses and future offsetting income is uncertain. In addition for 2008, the Company’s effective income tax rate was increased for the effect of deferred U.S. income taxes recorded on a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits, which are carried forward. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of a portion of the foreign earnings in U.S. taxable income. In 2009, with the adoption of SFAS 141R, the Company is recognizing the benefits of net operating loss carryovers expected to offset U.S. taxable income. This impact was a benefit of approximately $0.2 million recorded in the six months ended June 30, 2009.
Income (loss) from discontinued operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Income (loss) from discontinued operations	$1,933	$(283)	(783.0%)	$1,933	$(475)	(506.9%)
Income from discontinued operations was $1.9 million during the second quarter of 2009, compared to loss of $0.3 million for the quarter ended June 30, 2008. The change in results for discontinued operations primarily relates to the collection of a note receivable associated with the sale of the South African business. The sale closed on May 25, 2007 with $13,800 net cash received at closing along with a note due in May 2010 in the amount of 30 million South African Rand and bearing 14% interest payable. In April 2009, the note was settled and the Company recorded a gain of $1.9 million.
Income from discontinued operations was $1.9 million during the six months of 2009, compared to loss of $0.5 million for the six months ended June 30, 2008. The change in results for discontinued operations primarily relates to the collection of a note receivable associated with the sale of the South African business.
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
Subsequent Events. The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 141R”) effective June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material effect on the Company’s financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash will be working capital needs, debt service obligations, and manufacturing and other equipment purchases. We expect that ongoing requirements for working capital and debt service will be funded from operating cash flow and borrowings under the Working Capital Facility. We expect that equipment purchases will be funded through new financing arrangements and, if not funded, the equipment purchases will be deferred.
The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Net cash provided by (used in) continuing operations:
Operating activities	$21,931	$20,077
Investing activities	(4,107)	(7,493)
Financing activities	(17,583)	(19,470)
Effect of exchange rates	905	1,194

Cash used in continuing operations	$1,146	$(5,692)

Operating Activities
Cash provided by operating activities from continuing operations for the first six months of 2009 was $21.9 million compared to the $20.1 million of cash provided during the same time period in 2008. This includes the change in operating assets and liabilities which provided $19.5 million of cash during the six months ended June 30, 2009, compared to the $1.8 million of cash used in the six months ended June 30, 2008. The changes in operating assets and liabilities, excluding foreign currency translation effects, included an accounts receivable decrease of $18.0 million during the six months ended June 30, 2009, compared to the $8.0 million increase during the same period in 2008. The decreases in receivables arose from the effect of decreased sales in 2009 compared to 2008. Inventory decreases provided $21.9 million of cash through the first six months of 2009, as compared to using $5.2 million of cash in the same six month period last year. Inventories were decreased during 2009 due to efforts to reduce inventory levels in response to significant declines in customer orders. Accounts payable decreased in the first six months of 2009, using $9.8 million of cash compared to the cash provided from an increase in payables of $11.8 million in the first six months of 2008. During 2009, the Company was paying vendors for previous materials purchases while reducing new purchases in connection with reducing inventory levels. Consequently, the amount of payables to suppliers and the proportion of inventory financed by suppliers declined during 2009 as compared to 2008. Accrued liabilities decreased in the first six months of 2009, using $8.4 million of cash compared to $0.5 million of cash provided in the first six months of 2008. The accrued liabilities paid during the first six months of 2009 included severance payments, customer rebates, incentive compensation and the semi-annual interest due on the Senior Subordinated Notes.
Investing Activities
Investing activities of continuing operations used $4.1 million of cash for the first six months of 2009 compared to net cash used of $7.5 million for the first six months of 2008. The investing activities included capital expenditures of $4.0 million during the first six months of 2009 compared to $4.6 million during the first six months of 2008 and $3.0 for the purchase of the outside interest in our China joint venture in 2008.
Financing Activities
During the first six months ended June 30, 2009, there was $20.5 million of net repayments under the Working Capital Facility. For the same period in 2008, the Company had net borrowings of $4.5 million under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund working capital requirements and repay $22.0 million of the second lien facility.

On June 15, 2009, the Company amended the Working Capital Facility with General Electric Capital Corporation. The Amended Agreement: (i) increased the interest rate to 90-day LIBOR plus 4.00%; (ii) deleted the cash flow portion of the revolver; (iii) added a prepayment fee of 2% if the Facility is terminated prior to June 27, 2010 or 1% prior to June 27, 2011; (iv) increased the equipment portion of the Facility from $8 million to $10 million; (v) amended the minimum fixed charge coverage ratio for the twelve-months ended June 30, 2009, September 30, 2009 and December 31, 2009 to 0.95, 0.825 and 0.975, respectively, with 1.10 for the twelve month periods ending quarterly thereafter; and (vi) at the Company’s request, reduced the Credit Agreement from $100 million to $70 million. At June 30, 2009, unused availability, net of letters of credit, was $31.8 million under the Company’s borrowing agreements
The Amended GE Credit Agreement was filed as Exhibit 10.1 to the Company’s June 18, 2009 Current Report on Form 8-K and is incorporated herein by reference.
The Company is also negotiating the amendment of its Second Lien Facility, which it expects to complete in early August 2009. The amendments are expected to extend the maturity of the facility from November 2010 to November 2012 and increase the borrowings to $25 million.
In 2009, we anticipate capital expenditures will be $8 to $10 million, provided that equipment financing is available to us. This will primarily fund equipment to improve productivity in our North American manufacturing operations. If the equipment financing is not available to us, we will need to reduce the level of capital expenditures correspondingly which will defer some of the productivity improvement initiatives. We expect that our overall debt service obligations excluding interest expense and repayments on the Working Capital Facility will be approximately $2 million related to our capital lease obligations. We expect our operating cash flows, together with available borrowings under the Working Capital Facility and anticipated new financing will be sufficient to enable our capital expenditures plans and the debt service requirements including repayments required, if any, by the Excess Cash Flow provision of the Senior Subordinated Notes, and our other long-term obligations for 2009.
In a declining economic environment, our sales volumes, EBITDA and asset borrowing base will decline reducing the funding amounts available to us under the Working Capital Facility. We anticipate that our borrowing needs will also decline as well in this environment as receivables and inventories decline. If we successfully execute our business plan, operating costs should also decline.
Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility which requires EBITDA, as defined, to be at least 1.10 of Fixed Charges, as defined, except 2009 as described above. Under the Second Lien Facility, the most restrictive financial covenant is the “senior leverage ratio” covenant which requires that debt, including total debt less the Notes and cash, not to exceed 2.75 of EBITDA, as defined. Compliance is measured quarterly based on the trailing four quarters. A default of the financial covenants under the Working Capital Facility or Second Lien Facility would constitute a default under the Senior Subordinated Notes.
At June 30, 2009, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants despite the anticipation that sales volumes may remain at the reduced levels into the year 2010. The Company anticipates it will either obtain financing, or not proceed with, planned capital expenditures so as to maintain compliance with the fixed charge coverage covenant of the Working Capital Facility. The Company anticipates it will continue to realize cost saving from actions implemented earlier in the year which included layoffs of production personnel, reduction of the global salaried work force, deferral of salary increases, suspension of the 401K matching program and broad based efforts to reduce discretionary spending. The Company also expects to realize further cost savings through cost reductions on purchased commodities and components and through its global continuous improvement program referred to as TCP.
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
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10 — Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the Annual Meeting of Stockholders held on April 30, 2009 and received the votes set forth below:
1. The following were elected to serve as director for a term expiring in 2009, receiving the number of votes set forth below:

Board of Director	For	Withheld

Paul D. Melnuk	12,322,974	74,030
J. Joe Adorjan	12,334,640	62,364
Andrew L. Berger	12,354,648	42,356
James B. Gamache	12,354,248	42,756
Marnie S. Gordon	12,353,483	43,521
Bradley G. Pattelli	12,347,709	49,295
2. Ratification of KPMG as our independent registered public accounts for the year ending December 31, 2009 was voted upon with 12,384,177 votes for and 12,827 votes against or abstaining.
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

Date: July 28, 2009