Form 10-Q
period 2009-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2009-10-28
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on October 23, 2009 was 13,538,998.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$18,860	$11,916
Accounts receivable, less allowance for doubtful accounts of $600 and $900, respectively	57,018	72,044
Inventories	77,476	102,479
Prepaid expenses and other	5,440	5,443
Assets held for sale	—	916
Deferred tax assets	2,277	2,277

Total current assets	161,071	195,075
Property, plant and equipment, net of accumulated depreciation of $55,009 and $46,653, respectively	46,716	47,501
Goodwill	187,503	184,043
Intangibles, net	59,012	60,783
Other assets	4,045	6,967

Total assets	$458,347	$494,369

Current Liabilities:
Working capital facility	$—	$32,531
Current maturities of long-term obligations	2,678	2,060
Accounts payable	21,596	30,823
Accrued and other liabilities	27,071	28,295
Accrued interest	3,142	6,558
Income taxes payable	1,310	2,849
Deferred tax liability	3,253	3,253
Liabilities related to assets held for sale	—	5,266

Total current liabilities	59,050	111,635
Long-term obligations, less current maturities	206,518	199,454
Deferred tax liabilities	51,416	47,292
Other long-term liabilities	13,503	17,685
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,537,019 shares at September 30, 2009 and 13,509,698 shares at December 31, 2008	135	135
Additional paid-in capital	188,735	189,256
Accumulated deficit	(63,079)	(69,245)
Accumulated other comprehensive income/(loss)	2,069	(1,843)

Total shareholders’ equity	127,860	118,303

Total liabilities and shareholders’ equity	$458,347	$494,369

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$89,501	$139,373	$257,617	$412,275
Cost of goods sold	60,706	95,477	182,517	278,933

Gross margin	28,795	43,896	75,100	133,342

Selling, general and administrative expenses	21,968	30,294	59,669	87,419
Amortization of intangibles	673	669	2,016	2,005
Net periodic postretirement benefits	(217)	52	(208)	156

Operating income	6,371	12,881	13,623	43,762
Other income (expenses):
Interest, net	(5,577)	(5,137)	(15,121)	(15,794)
Amortization of deferred financing costs	(276)	(235)	(749)	(703)
Settlement of retiree medical obligations	7,150	—	7,150	—
Other	—	(28)	—	(149)

Income (loss) from continuing operations before income tax provision and discontinued operations	7,668	7,481	4,903	27,116
Income tax provision	2,639	4,443	1,788	13,116

Income from continuing operations	5,029	3,038	3,115	14,000
Income (loss) from discontinued operations, net of tax	1,118	(320)	3,051	(795)

Net income	$6,147	$2,718	$6,166	$13,205

Basic income (loss) per share:
Continuing operations	$0.37	$0.22	$0.23	$1.04
Discontinued operations	0.09	(0.02)	0.23	(0.06)

Net income	$0.46	$0.20	$0.46	$0.98

Diluted income (loss) per share:
Continuing operations	$0.37	$0.22	$0.23	$1.04
Discontinued operations	0.08	(0.02)	0.22	(0.06)

Net income	$0.45	$0.20	$0.45	$0.98

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$6,166	$13,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income)/loss from discontinued operations	(3,051)	795
Depreciation and amortization	9,601	9,346
Deferred income taxes	(270)	7,898
Net periodic post-retirement benefits	(7,358)	156
Changes in operating assets and liabilities:
Accounts receivable	18,598	(9,969)
Inventories	28,774	(18,699)
Prepaids	887	(1,235)
Accounts payable	(9,872)	13,785
Accrued and other liabilities	(6,350)	6,250
Accrued interest	(3,416)	(4,989)
Accrued taxes	(1,936)	(248)
Other long-term liabilities	(796)	(1,017)
Other, net	—	149

Net cash provided by (used in) operating activities	30,977	15,427

Cash flows from investing activities:
Capital expenditures	(4,626)	(8,125)
Proceeds from sales of discontinued operations	—	500
Purchase of outside interest in joint venture	—	(3,013)
Other	(245)	(391)

Net cash provided by (used in) investing activities	(4,871)	(11,029)

Cash flows from financing activities:
Borrowings under Working Capital Facility	8,923	24,461
Repayments of Working Capital Facility	(41,454)	(8,750)
Borrowings under Second-Lien Facility and other	25,075	—
Repayments of Second-Lien Facility and other	(16,630)	(22,829)
Stock compensation expense	(616)	1,831
Exercise of employee stock purchases	95	1,920
Advances from (to) discontinued operations	2,398	(3,322)
Termination payment from derivative counterparty	2,313	—
Other, net	(818)	(253)

Net cash provided by (used in) financing activities	(20,714)	(6,942)

Effect of exchange rate changes on cash and cash equivalents	1,552	116

Net cash provided by (used in) continuing operations	6,944	(2,428)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	(1,491)	(2,711)
Net cash provided by sales of discontinued operations	1,783	500
Advances from (to) continuing operations	(1,071)	2,204
Effect of exchange rates on cash and cash equivalents	194	(42)

Net cash provided by (used in) discontinued operations	(585)	(49)

Total increase (decrease) in cash and cash equivalents	6,359	(2,477)
Total cash and cash equivalents beginning of period	12,501	16,435

Total cash and cash equivalents end of period	$18,860	$13,958

Continuing operations
Cash and cash equivalents beginning of period	$11,916	$16,159
Net cash provided by (used in) continuing operations	6,944	(2,428)

Cash and cash equivalents end of period	$18,860	$13,731

Discontinued operations
Cash and cash equivalents beginning of period	$585	$276
Net cash provided by (used in) discontinued operations	(585)	(49)

Cash and cash equivalents end of period	$—	$227

Income taxes paid	$3,928	$5,409

Interest paid	$19,016	$21,046

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share data)
1.	Organization and Basis of Presentation

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Subsequent events were evaluated through, October 27, 2009, the date these financial statements were issued.

The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2.	Significant Accounting Policies

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and such provisions are adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$2,659	$3,452	$2,961	$3,072
Charged to costs and expenses	692	715	1,044	2,667
Deductions	(851)	(1,043)	(1,505)	(2,615)

Balance at end of period	$2,500	$3,124	$2,500	$3,124

Fair Value

The carrying values of the obligations outstanding under the Working Capital Facility, the Second Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values because these obligations are fully secured and have varying interest charges based on current market rates. The estimated fair value of the Company’s Senior Subordinated Notes of $149,625 and $97,125 at September 30, 2009 and December 31, 2008, respectively, is based on available market information.

Recent Accounting Pronouncements

Business Combinations. The Company adopted Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” effective January 1, 2009. This establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. After adoption of this pronouncement, the benefit of net operating loss carryovers reduces income tax expense as the carryovers are utilized.

Subsequent Events. The Company adopted ASC Subtopic 855-10, “Subsequent Events” effective June 15, 2009. This establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006. This reflected the estimated net realizable value of the assets and the estimated remaining liabilities of the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007 disposing of its cutting table business and auctioning various remaining inventory and equipment. Sale of the building and land was completed in the quarter ended September 30, 2009. In addition, remaining unresolved liabilities were revised to adjust the estimates of liabilities from tax matters, employee severance obligations and other estimated liabilities. As of September 30, 2009 the Brazilian operations show remaining liabilities, primarily associated with tax matters, of $4,232 for which the timing of resolution is uncertain. A gain, net of tax, of $1,118 was recorded in the third quarter of 2009 related to Brazil including a gain of $2,876 on the sale of the facilities, a charge of $1,072 to revise the estimates of the remaining liabilities, and income tax expense of $686. The remaining assets and liabilities have been included within continuing operations.

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

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec). On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”). Adjustments related to the disposal costs were recorded for these entities in 2008.

The table below sets forth the net income (loss) of each of the discontinued:

			South
	C&G	Brazil	Africa	Soltec/Genset	Total

Three months ended September 30, 2009	—	1,118	—	—	1,118
Three months ended September 30, 2008	—	(320)	—	—	(320)
Nine months ended September 30, 2009	—	1,118	1,933	—	3,051
Nine months ended September 30, 2008	(194)	(593)	—	(8)	(795)

4.	Inventories

The composition of inventories was as follows:

	September 30,	December 31,
	2009	2008
Raw materials and component parts	$24,997	$41,185
Work-in-process	10,946	12,216
Finished goods	51,990	63,597

	87,933	116,998
LIFO reserve	(10,457)	(14,519)

	$77,476	$102,479

5.	Intangible Assets

The composition of intangibles was as follows:

	September 30,	December 31,
	2009	2008
Goodwill	$187,503	$184,043
Patents and customer relationships	42,625	42,380
Trademarks	33,403	33,403

	263,531	259,826
Accumulated amortization of patents and customer relationships	(17,016)	(15,000)

	$246,515	$244,826

Amortization of patents and customer relationships amounted to $673 and $2,016 for the three and nine month periods ended September 30, 2009, respectively, and to $669 and $2,005 for the three and nine month periods ended September 30, 2008.

Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The impairment test involves the comparison of the estimated fair value to the carrying amount. An impairment would be recorded if the carrying amount exceeded the estimated enterprise fair value. To estimate enterprise fair value, management relies primarily on its determination of the present value of expected future cash flows. Significant judgments and estimates about current and future conditions are used to estimate the fair value. In estimating future cash flows, management estimates future sales volumes, sales prices, changes in commodity costs and the weighted cost of capital. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could result in significant changes in those estimates. Management also considers market value comparables and the current market capitalization of the Company in determining whether an impairment exists. Management performed an impairment analysis as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. Given ongoing uncertain global economic conditions, further analyses will be performed as of December 31, 2009.

During the fourth quarter 2008, the stock price of Thermadyne reported on NASDAQ declined from $16.48 per share as of October 1, 2008 to $6.87 per share at December 31, 2008. During the nine months ended September 30, 2009, the stock price closed as low as $1.71 per share on March 11, 2009 and thereafter closed as high as $6.91 per share on September 30, 2009. It averaged $5.62 per share in September 2009. Stock price is an important consideration in management’s impairment assessment.

We believe the trading prices for our stock have been abnormally disrupted due to extraordinary selling pressures from certain institutional investors who liquidated their operations late in 2008 and early in 2009 and the institutional investors who liquidated their positions in June 2009 with the removal of Thermadyne from the Russell 3000 Index. Consequently, in performing the impairment assessment for this testing period, management has shifted its relative weighting of the three factors it considers in estimating enterprise value. Management relies primarily upon its determination of the present value of expected future cash flows to estimate fair value. In consideration of the recent declines in global business conditions, the expected future cash flows were updated quarterly during 2009 to reflect management’s ongoing re-assessment of the impact of these declines. The demand for the Company’s products has historically had a direct correlation with the performance of the steel industry. In developing our various assumptions, we utilized the findings of a recently conducted study of the impacts on prices, volumes and the duration of the recessionary period for the steel industry during the five major recessions which have occurred since 1958. We also increased our assumed cost of capital in the revised five year forecasts based on recent financial market conditions. For the purpose of this assessment, our assumed scenario over the future three year period exceeded the severity of the impacts on the steel industry of any recession dating back to 1958. Based on the analyses, no impairment charges were recorded. If current global economic recessionary conditions or declines in our stock price prove to be sustained beyond the time frames assumed in management’s analysis, the Company may be required to record an impairment.

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill
Balance as of December 31, 2008	$184,043
Foreign currency translation	3,460

Balance as of September 30, 2009	$187,503

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	September 30,	December 31,
	2009	2008
Working Capital Facility	$—	$32,531
Second-Lien Facility	25,000	14,000
Issuance discount on Second-Lien Facility	(1,844)	—
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	175,000	175,000
Capital leases	9,036	9,524
Other	2,004	2,990

	209,196	234,045
Current maturities and working capital facility	(2,678)	(34,591)

	$206,518	$199,454

Recent Financing Amendments

On August 14, 2009, the Company entered into the 2009 Amended and Restated Second Lien Credit Agreement with the agent and the existing second lien lenders (the “Amended and Restated Second Lien Credit Agreement”). The Amended and Restated Second Lien Credit Agreement refinanced the loans outstanding under the Second Lien Credit Agreement dated July 29, 2004. Under the Agreement the Company issued a new $25,000 Second Lien Facility at 92.346% of the face amount, repaid the $14,000 balance of the Second Lien Facility and realized $9,000 of net proceeds. The maturity date was extended from November 7, 2010 to November 30, 2012 and certain assets of the Company’s Australian subsidiaries were added as collateral for the loans. The Agreement permits a single prepayment of as much as $14,000 beginning April 1, 2010 through August 30, 2010 in lieu of repurchasing outstanding Senior Subordinated Notes with excess cash flow and prepayment of the balance as permitted beginning August 30, 2010. The applicable interest rate was changed to, at the Company’s option, (a) the greater of LIBOR or 6%, plus 6% or (b) the greater of the prime rate, the federal funds rate plus one half of 1.00% or 6%, plus 6%. The existing second lien lenders and additional entities each became lenders under the Amended and Restated Second Lien Credit Agreement, a copy of which is filed as an exhibit to this document.

On June 15, 2009, the Company amended the Working Capital Facility with General Electric Capital Corporation. The Amended GE Credit Agreement: (i) increased the interest rate to 90-day LIBOR plus 4.00%; (ii) deleted the cash flow portion of the revolver; (iii) added a prepayment fee of 2% if the Facility is terminated prior to June 27, 2010 or 1% prior to June 27, 2011; (iv) increased the equipment portion of the Facility from $8,000 to $10,000; (v) amended the minimum fixed charge coverage ratio for the twelve-months ended June 30, 2009, September 30, 2009 and December 31, 2009 to 0.95, 0.825 and 0.975, respectively, with 1.10 for the twelve month periods ending quarterly thereafter; and (vi) at the Company’s request, reduced the Credit Agreement from $100,000 to $70,000.

At September 30, 2009, $3,941 of letters of credit were outstanding. Unused availability, net of these letters of credit, was $47,125 under the Working Capital Facility.

Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility which requires EBITDA, as defined, to be at least 1.10 of Fixed Charges, as defined, except in 2009, as described above. Under the Second Lien Facility, the most restrictive financial covenant is the “senior leverage ratio” covenant which requires that debt, including total debt less the Senior Subordinated Notes and cash, not exceed 2.75 of EBITDA, as defined. Compliance is measured quarterly based on the trailing four quarters. A default of the financial covenants under the Working Capital Facility or Second Lien Facility would constitute a default under the Senior Subordinated Notes.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability of the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At September 30, 2009 and December 31, 2008, the primary asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $175,000 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation.
7.	Derivative Instruments

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. On February 1, 2009, the swap arrangement was terminated by the counterparty pursuant to terms of the arrangement and a $3,000 payment was received by the Company in conjunction with this termination. The Company recorded a fair value adjustment to the portion of its Senior Subordinated Notes that was hedged and this effect is amortized as a reduction of interest expense over the remaining term of the Notes.
8.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$6,147	$2,718	$6,166	$13,205
Cumulative foreign currency translation gains (losses), net of tax	2,322	(5,842)	6,566	(4,496)
Minimum pension liability, net of tax	153	—	468	—
Minimum post-retirement liability, net of tax	(2,939)	(56)	(3,123)	(169)

Comprehensive income (loss)	$5,683	$(3,180)	$10,078	$8,540

9.	Income Taxes

The Company accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

The Company adopted ASC Topic 805, “Business Combinations” effective January 1, 2009. Among other matters, this establishes that the benefit of net operating loss carryovers reduce current year income tax expense as the carryovers are utilized. In 2008 and prior, the tax benefit from net operating loss carryovers from periods prior to emergence from bankruptcy did not reduce the Company’s current year provision for taxes, but instead adjusted the goodwill amount.

At the beginning of 2009, the Company had approximately $147,000 in U.S. net operating loss carryovers of which $60,000 relate to the pre-emergence period. For 2009, the Company’s management estimates that actual cash income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.

10.	Contingencies

The Company and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily related to welding fumes and other product liability claims. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of this litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

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

11.	Stock Options and Stock-Based Compensation

The Company utilizes the modified prospective method of accounting for stock compensation, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was a net credit of $52 for the three months ended September 30, 2009 and $738 of expense for the three months ended September 30, 2008. For the nine months ended September 30, 2009, stock compensation cost included in selling, general and administrative expense was a net credit of $616 due to the failure to achieve required performance targets, and the resulting reversals of prior performance-based accruals. This compares to $1,831 of expense for the nine months ended September 30, 2008.

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

As of September 30, 2009, options to purchase 1,218,559 shares were outstanding under the 2004 Stock Incentive Plan and other specific agreements. Changes in stock options during the nine months ended September 30, 2009 were as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at December 31, 2008	1,249,497	$13.61
Granted	108,527	$4.97
Exercised	—
Forfeited or expired	(139,465)	$14.36

Options outstanding at September 30, 2009	1,218,559	$12.75	5.8	$202

Options exercisable at September 30, 2009	676,773	$13.19	5.2	$28

No options were exercised in the three or nine month periods ended September 30, 2009. In the nine month period ended September 30, 2008, 131,931 options were exercised with a value of $1,717. The fair value of options vested during the three-month and nine-month periods ended September 30, 2009 were $137 and $682, respectively.

The Company also granted 194,900 restricted shares in March 2009 to various salaried employees which fully vest if the targeted return on invested operating capital (ROIOC) of 36% is achieved in any year during the five year period ending December 31, 2013. Proportionate vesting occurs for ROIOC performance between 36% and 18% in any of those performance years.

At September 30, 2009, the total stock-based compensation cost related to non-vested awards not yet recognized was approximately $486 and the weighted average period over which this amount is expected to be recognized was approximately 2.28 years.

12.	Earnings (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income (loss) applicable to common shares
Continuing operations	$5,029	$3,038	$3,115	$14,000
Discontinued operations	1,118	(320)	3,051	(795)

Net income	$6,147	$2,718	$6,166	$13,205

Denominator:
Weighted average shares for basic earnings per share	13,537,019	13,469,821	13,525,386	13,409,491
Dilutive effect of stock options	111,640	396,699	76,134	101,388

Weighted average shares for diluted earnings per share	13,648,659	13,866,520	13,601,520	13,510,879

Basic income (loss) per share amounts:
Continuing operations	$0.37	$0.22	$0.23	$1.04
Discontinued operations	$0.09	$(0.02)	0.23	(0.06)

Net income	$0.46	$0.20	$0.46	$0.98

Diluted income (loss) per share amounts:
Continuing operations	$0.37	$0.22	$0.23	$1.04
Discontinued operations	$0.08	$(0.02)	0.22	(0.06)

Net income	$0.45	$0.20	$0.45	$0.98

13.	Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	321	311		52
Expected return on plan assets	(235)	(365)	—	—
Recognized (gain) loss	161	—	(217)	—
Settlement gain	—	—	(7,150)	—

Net periodic benefit cost	$247	$(54)	$(7,367)	$52

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of the net periodic benefit cost:
Service Cost	$—	$—	$—	$—
Interest Cost	963	933	9	156
Expected return on plan assets	(705)	(1,095)	—	—
Recognized (gain) loss	483	—	(217)	—
Settlement gain	—	—	(7,150)	—

Net periodic benefit cost	$741	$(162)	$(7,358)	$156

During the quarter ended September 30, 2009, the Company terminated its commitments to provide future supplemental medical benefits for retirees. As a result, the Company reduced previously recorded liabilities and recorded a one-time settlement gain totaling $7,150 in the third quarter of 2009.

14.	Segment Information

The Company’s continuing operations are comprised of several product lines and operating locations. The similarity of products, paths to market, end users, and production processes result in performance evaluation and decisions regarding allocation of resources being made on a combined basis. Accordingly, management has concluded the Company operates in one segment.

Summarized financial information concerning the Company’s geographic regions for its continuing operations is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales:
U.S.	$48,746	$74,103	$147,210	$225,001

International:
Australia	19,988	26,015	50,175	74,381
Other	20,767	39,255	60,232	112,893

	40,755	65,270	110,407	187,274

Total	$89,501	$139,373	$257,617	$412,275

	September 30,	December 31,
	2009	2008
Identifiable Assets (excluding working capital and intangibles):
Americas	$40,503	$44,992
Asia-Pacific	7,990	6,958
Europe/Middle East	1,982	2,182

	$50,475	$54,132

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gas equipment	$31,718	$52,030	$90,218	$153,477
Arc accessories including torches, related consumable parts and accessories	15,249	26,395	45,213	80,580
Filler metals	20,738	26,921	59,259	77,400
Plasma power supplies, torches and related consumable parts	12,873	19,976	38,705	60,267
Welding equipment	8,923	14,051	24,222	40,551

	$89,501	$139,373	$257,617	$412,275

15.	Restructuring and Other Charges
In the first quarter of 2009, the Company offered a voluntary retirement program and the Company accrued restructuring charges for $1,300 in separation pay and COBRA benefits payable under the program. The amounts have been substantially paid through August 2009.

During the quarter ended September 30, 2009, the Company recorded restructuring charges of $1,400 for severance expenses. The charges relate to manufacturing personnel placed on permanent lay-off status, salaried positions eliminated in connection with further organizational restructurings, and additional personnel electing to participate in a voluntary retirement program initiated in the first quarter.

16.	Condensed Consolidating Financial Statements

Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.

The following financial information presents the guarantors and non-guarantors as of September 30, 2009 and December 31, 2008, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$12,005	$6,855	$—	$18,860
Accounts receivable, net	—	51,441	5,577	—	57,018
Inventories	—	68,899	8,577	—	77,476
Prepaid expenses and other	—	4,307	1,133	—	5,440
Deferred tax assets	—	2,277	—	—	2,277

Total current assets	—	138,929	22,142	—	161,071
Property, plant and equipment, net	—	43,086	3,630	—	46,716
Goodwill	—	187,503	—	—	187,503
Intangibles, net	—	51,193	7,819	—	59,012
Other assets	2,175	1,870	—	—	4,045
Investment in and advances to subsidiaries	202,877	—	—	(202,877)	—

Total assets	$205,052	$422,581	$33,591	$(202,877)	$458,347

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$—	$—	$—	$—
Current maturities of long-term obligations	463	1,923	292	—	2,678
Accounts payable	—	18,786	2,810	—	21,596
Accrued and other liabilities	—	21,172	5,899	—	27,071
Accrued interest	3,062	80	—	—	3,142
Income taxes payable	—	1,326	(16)	—	1,310
Deferred tax liability	—	3,253	—	—	3,253

Total current liabilities	3,525	46,540	8,985	—	59,050
Long-term obligations, less current maturities	175,000	30,976	542	—	206,518
Deferred tax liabilities	—	51,416	—	—	51,416
Other long-term liabilities	1,542	11,337	624	—	13,503
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	188,735	—	—	—	188,735
Accumulated deficit	(63,078)	51,655	(67,320)	15,664	(63,079)
Accumulated other comprehensive income (loss)	2,069	(22,185)	(5,120)	27,305	2,069

Total shareholders’ equity (deficit)	127,861	29,470	(72,440)	42,969	127,860
Net equity (deficit) and advances to / from subsidiaries	(102,876)	252,842	95,880	(245,846)	—

Total liabilities and shareholders’ equity (deficit)	$205,052	$422,581	$33,591	$(202,877)	$458,347

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$262,972	$20,625	$(25,980)	$257,617
Cost of goods sold	—	193,196	16,260	(26,939)	182,517

Gross margin	—	69,776	4,365	959	75,100

Selling, general and administrative expenses	(616)	55,863	4,422	—	59,669
Amortization of intangibles	—	2,016	—	—	2,016
Net periodic postretirement benefits	—	(208)	—	—	(208)

Operating income (loss)	616	12,105	(57)	959	13,623

Other income (expense):
Interest, net	(12,721)	(2,361)	(39)	—	(15,121)
Amortization of deferred financing costs	(375)	(373)	(1)	—	(749)
Equity in net income (loss) of subsidiaries	18,646	—	—	(18,646)	—
Settlement of retiree medical obligations	—	7,150	—	—	7,150

Income (loss) from continuing operations before income tax provision and discontinued operations	6,166	16,521	(97)	(17,687)	4,903

Income tax provision	—	1,360	428	—	1,788

Income (loss) from continuing operations	6,166	15,161	(525)	(17,687)	3,115

Gain from discontinued operations, net of tax	—	1,954	1,097	—	3,051

Net income (loss)	$6,166	$17,115	$572	$(17,687)	$6,166

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$80,434	$7,808	$1,259	$89,501
Cost of goods sold	—	54,327	5,970	409	60,706

Gross margin	—	26,107	1,838	850	28,795

Selling, general and administrative expenses	52	20,454	1,462	—	21,968
Amortization of intangibles	—	672	1	—	673
Net periodic postretirement benefits	—	(217)	—	—	(217)

Operating income (loss)	(52)	5,198	375	850	6,371

Other income (expenses):
Interest, net	(4,479)	(1,087)	(11)	—	(5,577)
Amortization of deferred financing costs	(125)	(150)	(1)	—	(276)
Equity in net income (loss) of subsidiaries	10,803	—	—	(10,803)	—
Settlement of retiree medical obligations	—	7,150	—	—	7,150

Income (loss) from continuing operations before income tax provision and discontinued operations	6,147	11,111	363	(9,953)	7,668

Income tax provision	—	2,401	238	—	2,639

Income (loss) from continuing operations	6,147	8,710	125	(9,953)	5,029

Gain (loss) from discontinued operations, net of tax	—	1,954	(836)	—	1,118

Net income (loss)	$6,147	$10,664	$(711)	$(9,953)	$6,147

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$468,534	$38,360	$(94,619)	$412,275
Cost of goods sold	—	345,765	28,161	(94,993)	278,933

Gross margin	—	122,769	10,199	374	133,342

Selling, general and administrative expenses	1,288	82,024	4,107	—	87,419
Amortization of intangibles	—	2,004	1	—	2,005
Net periodic postretirement benefits	—	156	—	—	156

Operating income (loss)	(1,288)	38,585	6,091	374	43,762

Other income (expense):
Interest, net	(12,511)	(3,236)	(47)	—	(15,794)
Amortization of deferred financing costs	(375)	(328)	—	—	(703)
Equity in net income (loss) of subsidiaries	27,379	—	—	(27,379)	—
Other	—	(149)	—	—	(149)

Income (loss) from continuing operations before income tax provision and discontinued operations	13,205	34,872	6,044	(27,005)	27,116

Income tax provision	—	11,861	1,255	—	13,116

Income (loss) from continuing operations	13,205	23,011	4,789	(27,005)	14,000

Loss from discontinued operations, net of tax	—	—	(795)	—	(795)

Net income (loss)	$13,205	$23,011	$3,994	$(27,005)	$13,205

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$162,430	$15,179	$(38,236)	$139,373
Cost of goods sold	—	122,251	11,403	(38,177)	95,477

Gross margin	—	40,179	3,776	(59)	43,896

Selling, general and administrative expenses	738	28,142	1,414	—	30,294
Amortization of intangibles	—	669	—	—	669
Net periodic postretirement benefits	—	52	—	—	52

Operating income (loss)	(738)	11,316	2,362	(59)	12,881

Other income (expenses):
Interest, net	(4,191)	(935)	(11)	—	(5,137)
Amortization of deferred financing costs	(125)	(110)	—	—	(235)
Equity in net income (loss) of subsidiaries	7,772	—	—	(7,772)	—
Other	—	(28)	—	—	(28)

Income (loss) from continuing operations before income tax provision and discontinued operations	2,718	10,243	2,351	(7,831)	7,481

Income tax provision	—	3,917	526	—	4,443

Income (loss) from continuing operations	2,718	6,326	1,825	(7,831)	3,038

Loss from discontinued operations, net of tax	—	—	(320)	—	(320)

Net income (loss)	$2,718	$6,326	$1,505	$(7,831)	$2,718

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$1,742	$42,187	$4,735	$(17,687)	$30,977

Cash flows from investing activities:
Capital expenditures	—	(4,560)	(66)	—	(4,626)
Other	—	(43)	(202)	—	(245)

Net cash provided by (used in) investing activities	—	(4,603)	(268)	—	(4,871)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	8,923	—	—	8,923
Repayments under Working Capital Facility	—	(41,454)	—	—	(41,454)
Borrowings of Second-Lien Facility and other	—	25,075	—	—	25,075
Repayments of Second-Lien Facility and other	—	(16,391)	(239)	—	(16,630)
Changes in net equity	(8,588)	619	(2,539)	10,508	—
Advances to / from discontinued operations	3,605	(9,774)	1,388	7,179	2,398
Other	3,241	(2,266)	(1)	—	974

Net cash provided by (used in) financing activities	(1,742)	(35,268)	(1,391)	17,687	(20,714)

Effect of exchange rate changes on cash and cash equivalents	—	1,434	118	—	1,552

Net cash provided by (used in) continuing operations	—	3,750	3,194	—	6,944

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,954	(3,445)	—	(1,491)
Net cash provided by sales of discontinued operations	—	—	1,783	—	1,783
Advances from (to) continuing operations	—	—	(1,071)	—	(1,071)
Effect of exchange rate changes on cash and cash equivalents	—	—	194	—	194

Net cash provided by (used in) discontinued operations	—	1,954	(2,539)	—	(585)

Total increase (decrease) in cash and cash equivalents	—	5,704	655	—	6,359
Total cash and cash equivalents beginning of period	—	6,301	6,200	—	12,501

Total cash and cash equivalents end of period	$—	$12,005	$6,855	$—	$18,860

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$8,520	$31,599	$(1,101)	$(23,591)	$15,427

Cash flows from investing activities:
Capital expenditures	—	(7,148)	(977)	—	(8,125)
Proceeds from sales of assets	—	500	—	—	500
Purchase of outside interest in joint venture	824	—	(3,837)	—	(3,013)
Other	—	(138)	(253)	—	(391)

Net cash provided by (used in) investing activities	824	(6,786)	(5,067)	—	(11,029)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	24,461	—	—	24,461
Repayments under Working Capital Facility	—	(8,750)	—	—	(8,750)
Repayments of other debt	—	(22,810)	(19)	—	(22,829)
Changes in net equity and advances to / from discontinued operations	(12,849)	(23,103)	9,039	23,591	(3,322)
Other	3,505	(7)	—	—	3,498

Net cash provided by (used in) financing activities	(9,344)	(30,209)	9,020	23,591	(6,942)

Effect of exchange rate changes on cash and cash equivalents	—	172	(56)	—	116

Net cash provided by (used in) continuing operations	—	(5,224)	2,796	—	(2,428)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,711)	—	(2,711)
Net cash provided by sales of discontinued operations	—	—	500	—	500
Advances from (to) continuing operations	—	—	2,204	—	2,204
Effect of exchange rate changes on cash and cash equivalents	—	—	(42)	—	(42)

Net cash used in discontinued operations	—	—	(49)	—	(49)

Total increase (decrease) in cash and cash equivalents	—	(5,224)	2,747	—	(2,477)
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$9,413	$4,545	$—	$13,958

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
Our manufacturing costs, particularly raw material costs, are one of the key determinants in achieving future success in the marketplace and profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. At times, pricing and supply can be volatile due to a number of factors beyond our control, including global demand, general economic and political conditions, mine closures and labor unrest in various countries, activities in the financial commodity markets, labor costs, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. An environment of volatile raw material prices, competitive conditions and declining economic conditions can adversely effect our profitability if we discount our sales prices too quickly without properly recovering the cost of previously purchased materials. Fixed price purchase commitments typically exist with respect to a portion of our material purchases for purchase volumes of three to six months. In recent years, to help mitigate manufacturing cost increases, we have also taken steps to reduce our manufacturing overhead and labor costs through intensified focus on improving our operational efficiency, relocation of jobs, consolidation of manufacturing operations and outsourcing of certain components and products.
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008: (a) global economic conditions, (b) continued volatility of the capital markets, and the commercial credit environment, (c) the cyclicality of our business and those of our customers, (d) the effectiveness of our cost reduction initiatives, (e) the cost and availability of raw materials and component parts, (f) our ability to comply with the terms of our debt instruments, obtain financing and service our debt, and the impact of changes in interest rates, (g) our international sales and operations are subject to numerous risks, including currency exchange fluctuations, differing protections of intellectual property, trade barriers, and regional economic uncertainty, (h) actions taken by our competitors that affect our ability to retain our customers, (i) consolidation within our customer base and the resulting increased concentration of our sales, (j) our ability to meet customer needs by introducing new and enhanced products, (k) unforeseen liabilities arising from litigation, including product liability risks, (l) our relationship with our employees and our ability to retain qualified management personnel and attract new management personnel and (m) the costs of compliance with and liabilities arising under environmental laws and regulations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008.
Key Indicators
Key economic measures relevant to our business include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include construction and transportation, mining, oil and gas exploration, metal fabrication, farm machinery, railcar manufacturing and shipbuilding. The trends in these industries provide important data to us in forecasting our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.
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
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three and nine months ended September 30, 2009, and 2008.
Net sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net sales summary:
U.S.	$48,746	$74,103	(34.2%)	$147,210	$225,001	(34.6%)
International	40,755	65,270	(37.6%)	110,407	187,274	(41.0%)

Consolidated	$89,501	$139,373	(35.8%)	$257,617	$412,275	(37.5%)

Net sales for the three months ended September 30, 2009 compared to the three months for the same period in 2008 decreased $49.9 million with approximately $47.4 million from decreased demand and $2.5 million due to foreign currency translation.
Net sales for the nine months ended September 30, 2009 compared to the nine months for the same period in 2008 decreased $154.7 million with approximately $137.0 million from decreased demand and $17.7 million due to foreign currency translation.

Gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Gross margin	$28,795	$43,896	(34.4%)	$75,100	$133,342	(43.7%)
Gross margin as a percent of net sales	32.2%	31.5%		29.2%	32.3%
Gross margin for the third quarter of 2009 was $28.8 million, or 32.2% of net sales, as compared to $43.9 million, or 31.5% of net sales, for the same period in 2008. Gross margin as a percent of sales increased as a result of LIFO adjustments. Under its use of the LIFO inventory accounting method, the Company recorded a $1.8 million credit increasing gross margin and a $0.4 million charge decreasing gross margin in the three months ended September 30, 2009 and 2008, respectively. The Company was experiencing declines in raw material costs during 2009 and increases in raw material costs during 2008. Excluding the LIFO effects, gross margin for the third quarter of 2009 was $27.0 million, or 30.2% of net sales, decreasing from $44.3 million, or 31.8% of net sales, for the same period in 2008. Gross margin, excluding LIFO, as a percent of sales decreased primarily due to the negative impact on cost of sales of manufacturing inefficiencies arising from the reduced volumes of activity in 2009. Despite reduction of many operating costs, the lower production volumes reduce leverage efficiency of costs incurred, particularly overhead.
Gross margin for the first nine months of 2009 was $75.1 million, or 29.2% of net sales, decreasing from $133.3 million, or 32.3% of net sales, for the same period in 2008. Excluding the LIFO effects, gross margin for the first nine months of 2009 was $71.0 million, or 27.6% of net sales, decreasing from $135.3 million, or 32.8% of net sales, for the same period in 2008. Gross margin as a percent of sales decreased as a result of the combined negative impact on cost of sales of higher cost previously purchased materials and manufacturing inefficiencies arising from the reduced volumes of activity.
Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Selling, general and administrative expenses	$21,968	$30,294	(27.5%)	$59,669	$87,419	(31.7%)
SG&A as a percent of net sales	24.5%	21.7%		23.2%	21.2%
Selling, general and administrative (“SG&A”) expenses were $22.0 million, or 24.5% of net sales, for the three months ended September 30, 2009 as compared to $30.3 million, or 21.7% of net sales, for the three months ended September 30, 2008. The SG&A expenses in the third quarter of 2009 includes restructuring charges for severance expenses of $1.4 million. This includes amounts payable to manufacturing personnel placed on permanent lay-off status, to salaried positions eliminated in connection with further organizational restructurings, and to additional personnel electing to participate in a voluntary retirement program. In addition, 2009 also includes $1.0 million for customs duties assessed by a foreign jurisdiction relative to prior years. The 2009 SG&A expenses also reflect the cost savings associated with organizational restructuring which commenced in late January 2009, eliminating approximately 110 positions, or 13% of the global salaried workforce and various broad based initiatives which contributed to a reduction in all discretionary spending.
SG&A expenses were $59.7 million, or 23.2% of net sales, for the nine months ended September 30, 2009 as compared to $87.4 million, or 21.2% of net sales, for the nine months ended September 30, 2008. The SG&A expenses in 2009 include a restructuring charges for severance expenses of $3.0 million payable to employees who elected to participate in an early retirement program. In addition, the restructuring charges reflect the charges associated with the organizational restructuring discussed above. The 2009 SG&A expenses reflect the savings of the staff reduction programs and various broad-based initiatives to reduce all discretionary spending, and there was an $0.8 million reversal of previously accrued performance-based stock compensation amounts. SG&A expenses include transaction losses of $0.5 million and $0.3 million in 2009 and 2008, respectively.
Interest, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Interest, net	$5,577	$5,137	8.6%	$15,121	$15,794	(4.3%)

Interest expense for the three months ended September 30, 2009 was $5.6 million, increasing from $5.1 million for the three months ended September 30, 2008. The effective interest rate increased approximately 150 basis points due to an increased amount of Second Lien indebtedness and the increase in the related interest rate. The interest rates on the Working Capital Facility and the Notes also increased during the quarter as compared to 2008.
Interest expense for the nine months ended September 30, 2009 was $15.1 million, decreasing from $15.8 million for the nine months ended September 30, 2008. For the nine month period of 2009, interest expense decreased primarily as a result of lower average debt and lower interest rates for the first six months of the nine month period in 2009.
Other Income
Other income for the three and nine month period ended September 30, 2009 was $7.2 million as a result of a one-time settlement gain relating to the termination of a majority of the Company’s health care plans for retired employees effective July 31, 2009.
Income tax provision (benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Income tax provision (benefit)	$2,639	$4,443	(40.6%)	$1,788	$13,116	(86.4%)
An income tax provision of $2.6 million was recorded on pretax income from continuing operations of $7.7 million for the three months ended September 30, 2009. An income tax provision of $4.4 million was recorded on pretax income from continuing operations of $7.5 million for the three months ended September 30, 2008. For the 2009 third quarter, the effective income tax rate was 34.4% versus 59.4% in the comparable prior year period. The difference in effective tax rates is primarily due to recognition in income in 2009 of the tax benefits of net operating loss carryovers due to new accounting principles effective January 1, 2009. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of a portion of the foreign earnings in U.S. taxable income causing the Company to record additional deferred taxes without the recognition of the related benefit of foreign tax credits.
An income tax provision of $1.8 million was recorded on pretax income from continuing operations of $4.9 million for the nine months ended September 30, 2009. An income tax provision of $13.1 million was recorded on pretax income from continuing operations of $27.1 million for the nine months ended September 30, 2008. For the first nine months of 2009, the effective income tax rate was 36.5% versus 48.4% in the comparable prior year period. The lower effective rate for 2009 reflects recognition in income in 2009 of the tax benefits of net operating loss carryovers due to new accounting principles effective January 1, 2009. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of a portion of the foreign earnings in U.S. taxable income causing the Company to record the effect of deferred U.S. income taxes recorded on a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits, which are carried forward.
Income (loss) from discontinued operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Income (loss) from discontinued operations	$1,118	$(320)	(449.4%)	$3,051	$(795)	(483.8%)
Income from discontinued operations was $1.1 million during the third quarter of 2009, compared to loss of $0.3 million for the quarter ended September 30, 2008. A net gain of $1.1 million was recorded in the third quarter of 2009 related to Brazil on the sale of the building and land net of charges to adjust remaining liabilities.
Income from discontinued operations was $3.1 million during the nine months of 2009, compared to loss of $0.8 million for the nine months ended September 30, 2008. The change in results for discontinued operations primarily relates to the gain recorded for Brazil discussed above and collection of a note receivable associated with the sale of the South African business. The South African sale closed on May 25, 2007 with $13.8 million net cash received at closing along with a note due in May 2010 in the amount of 30 million South African Rand and bearing 14% interest payable. In April 2009, the note was settled and the Company recorded a gain of $1.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations. The Company adopted ASC Topic 805, “Business Combinations,” effective January 1, 2009. This establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. After adoption of this pronouncement, the benefit of net operating loss carryovers reduces income tax expense as the carryovers are utilized.
Subsequent Events. The Company adopted ASC Subtopic 855-10, “Subsequent Events” effective June 15, 2009. This establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material effect on the Company’s financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash are capital expenditures, working capital and debt repayment obligations, including repayment, if any, of debt pursuant to the “Excess Cash Flow” provision of the Senior Subordinated Notes. We expect that ongoing requirements for working capital and debt service will be funded from operating cash flow and borrowings under the Working Capital Facility. We expect to fund additional equipment purchases through the new Second Lien Facility and, as necessary, additional secured equipment borrowings. If such equipment financing cannot be obtained on terms acceptable to use, we will defer such additional equipment purchases.
The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Net cash provided by (used in) continuing operations :
Operating activities	$30,977	$15,427
Investing activities	(4,871)	(11,029)
Financing activities	(20,714)	(6,942)
Effect of exchange rates	1,552	116

Cash provided by (used in) continuing operations	$6,944	$(2,428)

Operating Activities
Cash provided by operating activities from continuing operations for the first nine months of 2009 was $31.0 million compared to the $15.4 million of cash provided during the same time period in 2008. The change in operating assets and liabilities provided $26.0 million of cash during the nine months ended September 30, 2009, compared to the $16.0 million of cash used in the nine months ended September 30, 2008. The changes in operating assets and liabilities, excluding foreign currency translation effects, included a decrease in accounts receivable of $18.6 million during the nine months ended September 30, 2009, compared to the $10.0 million increase during the same period in 2008. The decreases in receivables resulted from decreased sales in 2009 compared to 2008. Inventory decreases provided $28.8 million of cash through the first nine months of 2009, as compared to using $18.7 million of cash in the same nine month period last year. Inventories were decreased during 2009 due to efforts to reduce inventory levels in response to significant declines in customer orders. Accounts payable decreased in the first nine months of 2009, using $9.9 million of cash compared to the cash provided from an increase in payables of $13.8 million in the first nine months of 2008. During 2009, the Company was paying vendors for previous materials purchases while reducing new purchases in connection with reducing inventory levels. Consequently, the amount of payables to suppliers and the proportion of inventory financed by suppliers declined during 2009 as compared to 2008. Accrued liabilities decreased in the first nine months of 2009, using $11.7 million of cash compared to $1.0 million of cash provided in the first nine months of 2008. The accrued liabilities paid during the first nine months of 2009 included severance payments, customer rebates, incentive compensation and the semi-annual interest due on the Senior Subordinated Notes.

Investing Activities
Investing activities of continuing operations used $4.9 million of cash for the first nine months of 2009 compared to net cash used of $11.0 million for the first nine months of 2008. Cash used in investing activities in 2009 primarily reflected capital expenditures of $4.6 million used primarily for manufacturing equipment purchases, compared to $8.1 million used during the first nine months of 2008 for manufacturing equipment and $3.0 million for the purchase of the outside interest in our China joint venture.
Financing Activities
During the first nine months ended September 30, 2009, there was $32.5 million of net repayments under the Working Capital Facility and an increase in borrowings under the Second Lien Facility as discussed below. For the same period in 2008, the Company had net borrowings of $15.7 million under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund working capital requirements and repay $22.0 million of the Second Lien facility.
On June 15, 2009, the Company amended the Working Capital Facility with General Electric Capital Corporation. The amendments to the GE Credit Agreement: (i) increased the interest rate to 90-day LIBOR plus 4.00%; (ii) deleted the cash flow portion of the revolver; (iii) added a prepayment fee of 2% if the Facility is terminated prior to June 27, 2010 or 1% prior to June 27, 2011; (iv) increased the equipment portion of the Facility from $8 million to $10 million; (v) amended the minimum fixed charge coverage ratio for the twelve-months ended June 30, 2009, September 30, 2009 and December 31, 2009 to 0.95, 0.825 and 0.975, respectively, and to 1.10 for the twelve month periods ending quarterly thereafter; and (vi) at the Company’s request, reduced the commitment under the Working Capital Facility from $100 million to $70 million.
At September 30, 2009, $3.9 million of letters of credit were outstanding. Unused availability, net of these letters of credit, was $47.1 under the Working Capital Facility.
The Amended GE Credit Agreement was filed as Exhibit 10.1 to the Company’s June 18, 2009 Current Report on Form 8-K and is incorporated herein by reference.
On August 14, 2009, the Company entered into the 2009 Amended and Restated Second Lien Credit Agreement with the agent and the existing second lien lenders (the “Amended and Restated Second Lien Credit Agreement”). The Amended and Restated Second Lien Credit Agreement refinanced the loans outstanding under the Second Lien Credit Agreement dated July 29, 2004. Under the Agreement the Company issued a new $25 million Second Lien Facility at 92.346% of the face amount, repaid the $14 million balance of the Second Lien Facility and realized $9 million of net proceeds. The maturity date was extended from November 7, 2010 to November 30, 2012 and certain assets of the Company’s Australian subsidiaries were added as collateral for the loans. The Agreement permits prepayment of as much as $14 million beginning April 1, 2010 through August 30, 2010 in lieu of repurchasing outstanding Senior Subordinated Notes with excess cash flow and prepayment of the balance as permitted beginning August 30, 2010. The applicable interest rate was changed to, at the Company’s option, (a) the greater of LIBOR or 6%, plus 6% or (b) the greater of the prime rate, the federal funds rate plus one half of 1.00% or 6%, plus 6%. The existing second lien lenders and additional entities each became lenders under the Amended and Restated Second Lien Credit Agreement, a copy of which is filed as an exhibit to this document.
We anticipate capital expenditures of $6 to $8 million in 2009 primarily for manufacturing equipment to improve productivity in our North American manufacturing operations For the first nine months of 2009, we have spent $4.6 million on capital expenditures. We expect our operating cash flows, together with available borrowings under the Working Capital Facility and the recent additional Second Lien Facility borrowings to be sufficient to enable our capital expenditures plans and our debt service requirements including repayments required, if any, by the Excess Cash Flow provision of the Senior Subordinated Notes.
Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility. This covenant requires EBITDA, as defined in the Amended GE Credit Agreement, to be at least 1.10 of Fixed Charges, as defined, except during 2009 as described above. Under the Second Lien Facility, the most restrictive financial covenant is the “senior leverage ratio” covenant which requires that debt, including total debt less the Notes and cash, not exceed 2.75 of EBITDA, as defined in the amended Second Lien Credit Agreement. Compliance is measured quarterly based on the trailing four quarters. A default of the financial covenants under the Working Capital

Facility or Second Lien Facility would constitute a default under the Senior Subordinated Notes. An event of default under our credit agreements, if not waived, could result in the acceleration of these debt obligations and, consequently, our debt obligations under our Senior Subordinated Notes.
At September 30, 2009, the Company was in compliance with its financial covenants. The Company expects to remain in compliance with the financial covenants despite the anticipation that sales volumes may remain at the reduced levels into the year 2010. The Company has financing for capital expenditure commitments and will not proceed with other planned capital expenditures unless financed so as to maintain compliance with the fixed charge coverage covenant of the Working Capital Facility. The Company anticipates it will maintain a level of expenses aligned with the current reduced sales volumes. To reduce expenses to the current levels, actions were implemented earlier in the year which included layoffs of production personnel, reduction of the global salaried work force, deferral of salary increases, suspension of the 401K matching program and broad based efforts to reduce discretionary spending. The Company expects to realize further cost savings through cost reductions on purchased commodities and components and through its global continuous improvement program referred to as TCP.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risk relates to fluctuations in currency exchange rates, commodity price risks and interest rates.
We do not believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are material to our financial position and accordingly we do not actively manage our foreign currency transactional exposure through foreign currency forward or option contracts. Our sales are predominantly U.S. dollar denominated. A portion of our sales reflect pound sterling versus Euro transactional risk and materials purchases for our Asia Pacific region have Australian dollar versus U.S. dollar transactional risk.
Copper, brass and steel constitute a significant portion of our raw material costs. When feasible, we attempt to establish fixed price commitments to provide stability in our cost. Such commitments typically extend three to six months. These commodities are subject to price fluctuations which we may not be able to pass onto our customers.
For a more complete discussion of factors that may affect future results, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon their evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10 – Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 6. Exhibits
4.1	2009 Amended and Restated Second Lien Credit Agreement dated as of August 14, 2009, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C&G Merger Co., Stoody Company, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Regions Bank, as administrative agent, collateral agent and funding agent.

10.1	Amended and Restated Employment Agreement by and among Thermadyne Holdings Corporation, its subsidiaries and Martin Quinn, dated August 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.001-13023) filed on August 21, 2009 (the “August 21, 2009 8-K”)).

10.2	Third Amended and Restated Employment Agreement by and among Thermadyne Holdings Corporation, its subsidiaries and Terry Downes, dated August 17, 2009 (incorporated by reference to Exhibit 10.2 to the August 21, 2009 8-K).

10.3	Amended and Restated Employment Agreement by and among Thermadyne Holdings Corporation, its subsidiaries and Paul Melnuk, dated August 17, 2009 (incorporated by reference to Exhibit 10.3 to the August 21, 2009 8-K).

10.4	Lease Modification and Extension Agreement effective October 1, 2009, by and among Bowling Green Area Economic Development Authority, Inc., successor to Bowling Green-Warren County Industrial Park Authority, Inc., Stoody Company, Themadyne Industries, Inc. and Thermadyne Holdings Corporation (incorporated by reference to Exhibit 10.1 to the October 8, 2009 8-K).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a))

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b))

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
By:	/s/ Steven A. Schumm
Steven A. Schumm
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Date: October 27, 2009