Form 10-K
period 2009-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2010-03-09
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13023
Thermadyne Holdings Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	74-2482571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16052 Swingley Ridge Road, Suite 300 Chesterfield, Missouri (Address of Principal Executive Offices)	63017 (ZIP Code)

Registrant’s telephone number, including area code:
(636) 728-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $13,513,918 based on the closing sales price of the Common Stock on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,543,068 shares of common stock, outstanding at March 3, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the “Risk Factors” section of this annual report on Form 10-K:

a) the impact of uncertain global economic conditions on our business and those of our customers,

b) the cost and availability of raw materials,

c) operational and financial developments and restrictions affecting our international sales and operations,

d) the impact of currency fluctuations, exchange controls, and devaluations,

e) the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carryforwards,

f) consolidation within our customer base and the resulting increased concentration of our sales,

g) actions taken by our competitors that affect our ability to retain our customers,

h) the effectiveness of our cost reduction initiatives in our continuous improvement program,

i) our ability to meet customer needs by introducing new and enhanced products,

j) our ability to adequately enforce or protect our intellectual property rights,

k) the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments,

l) disruptions in the credit markets,

m) the impact of the sale of a large number of shares of our common stock on the market price of our stock,

n) our relationships with our employees and our ability to retain and attract qualified personnel,

o) liabilities arising from litigation, including product liability risks, and

p) the costs of compliance with and liabilities arising under environmental laws and regulations.

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

Introduction

We are a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for our products include shipbuilding, manufacturing of transportation, mining and agricultural equipment, many types of construction such as offshore oil and gas rigs, fabrication of metal structures, and repair and maintenance of processing and manufacturing equipment and facilities as well as demolition. Welding and cutting products are critical to the operations of most businesses that fabricate metal. We have very well established and widely recognized brands. We were incorporated in Delaware in 1987. Our shares are currently quoted on the NASDAQ Capital Market, and as of March 3, 2010, we had an equity market capitalization of approximately $105.6 million (based on a closing sale price of $7.80 and 13.5 million shares outstanding).

As used in this Annual Report on Form 10-K, the terms “Thermadyne Holdings Corporation,” “Thermadyne,” “the Company,” “we,” “our,” or “us,” mean Thermadyne Holdings Corporation and its subsidiaries.

Principal Products

Although we operate our business in one reportable segment, we have organized our business into five major product categories within the cutting and welding industry: (1) gas equipment; (2) arc accessories, including torches, guns, related consumable parts and accessories; (3) plasma power supplies, torches and related consumable parts; (4) welding equipment; and (5) filler materials, including hardfacing. The following shows the percent of total sales for each of the major product categories for each of the previous three years:

	2009	2008	2007

Gas equipment	35%	37%	37%
Filler metals	23%	19%	18%
Arc accessories	17%	19%	21%
Plasma power supplies, torches and related consumable parts	15%	15%	14%
Welding equipment	10%	10%	10%

Gas Equipment

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

Filler Metals

Filler metals, including hardfacing metals, are consumed in the welding process as the material that is melted to join the materials to be welded together and are sold under our Stoody, Cigweld and Firepower brands.

Hardfacing metals are sold under the Stoody® brand, as well as other brands, and are used to overlay equipment with abrasion-resistant alloys by the welding process. There are three basic types of filler metals used: stick electrodes, solid wire and flux cored wire. Stick electrodes are fixed length metal wires coated with a flux to enhance weld properties. This is used in conjunction with a power source and an electrode holder to weld the base material. The main advantage of this process is simplicity, portability and ease of use as it can be used to access most areas and no gas is required. Solid wire is sold on spools or in drums and is used in the semi-automated process with a MIG welding gun, power source and shielding gas. The main advantage of this process is ease of use and very high deposition rates making for higher productivity. Flux cored wires are similar to solid wires; however, they are tubular wires that allow the use of flux and other alloys to improve deposition rates and weld quality.

Arc Accessories

Our arc accessories include automatic and semiautomatic welding guns and related consumable parts, ground clamps, electrode holders, cable connectors and assemblies all sold under our Tweco® brand. We also have a line of carbon arc gouging and exothermic cutting products. These products include torches and consumable rods that are sold under our Arcair® brand. Our arc welding accessory products are designed to be used with our arc welding power supplies, as well as those of our competitors. Our arc welding metal inert gas (“MIG”) guns typically range in price from $90 to $600. Arc welding MIG guns are used to apply a current to the filler metal used in welding. MIG guns are typically handheld and require regular replacement of consumable parts as a result of wear and tear, as well as their proximity to intense heat. Our connectors, clamps and electrode holders attach to the welding cable to connect the power source to the metal to be welded. Our gouging products are used to cut or gouge material to remove unwanted base or welded material as well as in demolition. We believe we are among the largest manufacturers of arc welding accessory products in the United States based on our annual sales.

Plasma Cutting Equipment

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

Welding Equipment

Our welding equipment line includes inverter and transformer-based power sources used for all the main welding processes as well as plasma welding power sources. These products are primarily sold under the Thermal Arc®, Firepower® and Cigweld® brands. These products typically range in price from $200 to $12,000. Arc welding uses an electric current to melt together either wire or electrodes (referred to as filler metals) and the base materials. The power source converts the electrical line power into the appropriate voltage to weld. This electricity is applied to the filler metal using an arc welding accessory, such as a welding gun for wire welding or an electrode holder for stick electrode welding. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs.

Customers

We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc. and Praxair, Inc., as well as a large number of other independent cutting and welding distributors, wholesalers and dealers. In 2009, our sales to customers in the U.S. represented 56% of our sales. In 2009 and 2008, we had one customer that comprised 11% and 11%, respectively, of our global net sales. Furthermore, our top five distributors comprised 27% of our global net sales in 2009 and 2008.

We manage our operations by geographic location and by product category. See Note 18 — Segment Information to the consolidated financial statements for geographic and product line information.

Our distributors carry one or more of our product lines from approximately 2,400 locations. We maintain relationships with these distributors through our sales force. We distribute our products internationally through our sales force, independent distributors and wholesalers.

International Business

We had international sales of $154.2 million, $231.7 million, and $201.4 million for the years ended December 31, 2009, 2008, and 2007, respectively, or approximately 44%, 45%, and 41%, respectively, of our net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.” Our international sales consist of approximately 50% from export sales of our products manufactured at U.S. manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through our overseas field representatives, and approximately 50% from sales of our products manufactured at our international manufacturing facilities and sold by our foreign subsidiaries.

Sales and Marketing

The sales and marketing organization oversees all sales and marketing activities, including strategic product pricing, promotion, and marketing communications. It is the responsibility of sales and marketing to profitably grow the Company’s sales, market share, and margins in each region. The organization pursues these objectives through new product introductions, programs and promotions, price management, and the implementation of distribution strategies to penetrate new markets.

Sales and marketing is organized into three regions: Americas, Asia Pacific, and Europe including other regions. The Americas is comprised of the U.S., Canada, Mexico, and Latin and South America; Asia Pacific includes South Pacific (Australia and New Zealand) and South and North Asia. Our third region is comprised of the U.K., Europe, Middle East, and the remaining countries not included in the other two regions. In 2009, the Americas contributed approximately 68% of the Company’s revenues; Asia Pacific contributed approximately 25%; and Europe and the remaining countries contributed approximately 7%. All product lines are sold throughout these regions, although there is some variance in the mix among the regions.

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

Raw Materials

Our principal raw materials, which include copper, brass, steel and plastic, are widely available and need not be specially manufactured for our use. Certain of the raw materials used in the hardfacing products of our filler metals product line, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions that could affect pricing and disrupt supply. Although we have historically been able to obtain adequate supplies of these materials at acceptable prices, restrictions in supply or significant increases in the prices of copper and other raw materials could adversely affect our business. During 2008 and 2007, we experienced significantly higher than historical average inflation on materials such as copper, steel, and brass which detrimentally impacted our gross margins. For 2009, the cost of these materials fluctuated significantly in the marketplace with minimal impact on our gross margins, as the cost of previously purchased amounts and purchase commitments were reflected in the cost of goods sold.

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

Research, Development and Technical Support

We have development and sustaining engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer needs. The sustaining engineering group provides technical support to the operations and sales groups, and the quality department supports established products. As of December 31, 2009, we employed approximately 100 people in our development and sustaining engineering groups, split among engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries, benefits for engineering personnel and project expenses with approximately $3 million related to research for new product development.

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

Employees

As of December 31, 2009, we employed approximately 1,800 people, 500 of whom were engaged in sales, marketing and administrative activities, and 1,300 of whom were engaged in manufacturing or other operating activities. During 2009, we reduced our workforce in response to the decline in global economic conditions. By contrast, at December 31, 2008 our workforce was approximately 2,600 people, 600 of whom were engaged in sales, marketing and administrative activities, and 2,000 of whom were engaged in manufacturing or other operating activities. None of our U.S. workforce is represented by labor unions, while most of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

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

Recent Developments

On February 23, 2010, Thermadyne Holdings Corporation (the “Company”), its domestic subsidiaries and certain of its foreign subsidiaries amended its working capital facility and second lien facility credit agreements. The amendments are intended to facilitate the purchase of equipment and building improvements in existing manufacturing facilities during 2010 through the use of existing funds and financing arrangements. In addition, the amendments provide added flexibility for the repatriation of funds from foreign subsidiaries and the reinvestment of funds in foreign locations.

On February 23, 2010, the Company, Thermadyne Industries, Inc., their domestic subsidiaries and certain of their foreign subsidiaries (together with the Company, the “Thermadyne Parties”) entered into the Third Amendment to Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (the “Third Amendment”) to, among other things: (i) increase the permitted amount of foreign investments from $5,000,000 to $10,000,000, subject to certain restrictions, including a $3,000,000 limitation on investment in non-affiliated foreign persons; and (ii) adjust the minimum quarterly Fixed Charge Coverage Ratio requirements so as to compute the Ratio as of December 31, 2009 and March 31, 2010 and June 30, 2010 based on the results for the three months, six months, and nine months then ended. For September 30, 2010 and for each calendar quarter thereafter, the computation is based on the twelve month period then ending. The minimum Fixed Charge Coverage Ratio required for December 31, 2009 is 1.00 and for all calendar quarters thereafter is 1.10.

Also on February 23, 2010 the Thermadyne Parties entered into Amendment Number One to 2009 Amended and Restated Second Lien Credit Agreement with Regions Bank, as administrative agent, collateral agent and funding agent, and the lenders party thereto (the “Second Lien Facility Amendment”) to, among other things, increase the permitted amount of foreign investments from $5,000,000 to $10,000,000, subject to certain restrictions, including a $3,000,000 limitation on investment in non-affiliated foreign persons.

Executive Officers of the Registrant

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position(s)

Martin Quinn	53	President
Terry Downes	42	Executive Vice President — Chief Operating Officer
Terry A. Moody	47	Executive Vice President — Global Operations
Steven A. Schumm	57	Executive Vice President — Chief Financial and Administrative Officer

Martin Quinn	Mr. Quinn was elected President in August 2009. From April 2005 to August 2009, he served as Executive Vice President of Global Sales. From 1999 to March 2005, Mr. Quinn served as Vice President Marketing and Sales — Asia Pacific. Prior to that, he was Managing Director — Asia. He has over 25 years experience with Thermadyne.
Terry Downes	Mr. Downes joined Thermadyne in June 2003 as Director of Market Integration and in April 2004 was promoted to Executive Vice President Global Corporate Development. He was elected Executive Vice President — Chief Operating Officer in August 2009. He has over 16 years of international business development experience with primary focus in the manufacturing sector. He was previously employed by Novar PLC and Redland PLC.

Terry A. Moody	Mr. Moody joined Thermadyne in August 2007 as Executive Vice President of Global Operations. He was formerly employed for 2 1/2 years, by Videocon Industries, a privately held manufacturer of high end digital products, where he served as the Chief Operating Officer and Senior Vice President of Americas and Europe. Prior to Videocon, he was employed for 11 years with Thomson S.A., the French Consumer Electronics Company, where he served the last 3 years of his employment as General Manager and Vice President of Americas Displays.
Steven A. Schumm	Mr. Schumm, CPA, joined Thermadyne in August 2006 as the Executive Vice President, Chief Financial Officer and Chief Administrative Officer, after serving as a consultant for the Company since April 2006. He has over 30 years of accounting and financial experience. He was previously employed for one year as Chief Financial Officer of LaQuinta Corporation, a publicly traded limited service hotel owner and operator, prior to its purchase by Blackstone Group. He served for seven years as Chief Administrative Officer and interim Chief Financial Officer of Charter Communications, a publicly traded cable service provider, and for 25 years, including 15 years as a partner, with the independent public accounting firm, Ernst & Young LLP.

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

The success of our business is directly affected by general economic conditions and other factors beyond our control. In the fourth quarter of 2008, global economic conditions, including steel production, began to deteriorate and severely deteriorated throughout much of 2009, with global steel production declining 50% to 60% during 2009 from the 2008 levels. Our business has been and continues to be adversely impacted by such conditions.

The end users of our products are engaged in commercial construction, steel shipbuilding, oil and gas industry related construction and maintenance, and general manufacturing. The demand for our products, and therefore the results of our operations, are related to the level of production in these end-user industries. Specifically, our sales volumes are closely tied to the levels of steel related construction and fabrication activities. Global steel production and shipments declined precipitously in late 2008 and in 2009, which caused the Company to suffer dramatic decreases in sales volumes in late 2008 and throughout 2009. The duration and extent of this reduced demand, along with further potential declines in demand for our products is uncertain.

We believe the volatility in these global economic factors could have further adverse impacts on our operating results and financial condition.

Our future operating results may be adversely affected by fluctuations in the prices and availability of raw materials.

We purchase a large amount of commodity raw materials, particularly copper, brass and steel. At times, pricing and supply can be volatile due to a number of factors beyond our control, including global demand, general economic and political conditions, mine closures and labor unrest in various countries, activities in the financial commodity markets, labor costs, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. For example, as of July 2008, the cost of copper and steel was $4.25 per pound and $0.40 per pound, respectively, declined to $1.35 per pound and $0.24 per pound, respectively, in December 2008, and increased to $3.15 per pound and $0.30 per pound, respectively, by December 2009. An environment of volatile raw material prices, competitive conditions and declining economic conditions can adversely affect our profitability if we fail to adjust our sales prices appropriately to recover the change in the costs of materials.

The timing of and the extent to which we will realize changes in material costs and the impact on our profits are uncertain. Fixed price purchase commitments typically exist with respect to a portion of our material purchases for purchase volumes of three to six months. To the extent that our arrangements to lock in supplier costs do not adequately keep in check cost increases and we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Certain of the raw materials used in our hardfacing products within our filler metal product line, such as cobalt and chromium, are available primarily from sources outside the United States. Restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and fluctuations in prices of raw materials for these customers could negatively affect their operations and orders for our products and, as a result, our financial performance. Further dramatic declines in global economic conditions may also create hardships for our suppliers and potentially disrupt their supply of raw materials to us.

Our international sales and operations face special risks and are subject to various operational and financial developments and restrictions that may adversely impact our sales and earnings.

Approximately one-half of our consolidated net sales are derived from exports from the U.S. and from our international operations located in Australia, Canada, China, England, Italy, Malaysia and Mexico. International operations are subject to a number of special risks including:

•	currency exchange rate fluctuations;

•	differing protections of intellectual property;

•	trade barriers; regional economic uncertainty;

•	labor unrest;

•	governmental currency exchange controls;

•	differing (and possibly more stringent) labor regulation;

•	governmental expropriation;

•	domestic and foreign customs, tariffs and taxes;

•	current and changing regulatory environments;

•	difficulty in obtaining distribution support;

•	difficulty in staffing and managing widespread operations;

•	differences in the availability and terms of financing; and

•	political instability and unrest.

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

Also, in some foreign jurisdictions, we may be subject to laws that limit the right and ability of entities organized or operating in those jurisdictions to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our financial condition.

The Company has initiated a comprehensive review of its compliance with foreign and U.S. duties requirements in light of the assessments by a foreign jurisdiction in the third quarter of 2009. It is premature to assess the findings of this review but management believes the ultimate resolution of the compliance review will not have a material effect on the Company’s business or financial condition.

We are subject to currency fluctuations and face risks arising from the imposition of exchange controls and currency devaluations.

We sell our products to distributors located in approximately 100 countries. During both years ended December 31, 2008 and 2009, approximately 44% of our consolidated sales were derived from markets outside the U.S. Approximately one-half of these sales are U.S. dollar denominated sales of products manufactured in the U.S. and exported to foreign customers. Strengthening of the U.S. dollar exchange rate serves to increase the cost for foreign purchasers and may adversely affect our sales.

For our operations conducted in foreign countries, transactions are typically denominated in various foreign currencies. The Australian dollar represents approximately 20% of our international sales. The costs of our operations in these foreign locations are also denominated in those local currencies. Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our reported financial results. In addition, some sale transactions pose foreign currency exchange settlement risks. Our Australian operations currently maintain 60 to 90 day forward purchase commitments for U.S. dollars in place to reduce the risk of an adverse currency exchange movement in connection with U.S. denominated materials purchases. Currency fluctuations have affected our reported financial performance in the past and will affect our reported financial performance in the future.

We also face risks arising from the imposition of currency exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or operations located or doing business in a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our financial condition.

Sales of our common stock may result in a “change of control” under the Indenture, in which case, we may be required to repurchase the Senior Subordinated Notes, which would have a material adverse effect on the Company.

Upon a change of control, as defined in the Indenture for the Senior Subordinated Notes, each holder of our Senior Subordinated Notes has the right to require us to purchase the Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest. Under the Indenture, a “change of control” occurs if:

•	any person, as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, other than Angelo, Gordon & Co., L.P. and its affiliates, is or becomes the direct or indirect beneficial owner of more than 35% of the total voting power of our capital stock then outstanding and entitled to vote in the election of our directors, and Angelo, Gordon & Co., L.P. beneficially owns a lesser percentage of the total voting power of our voting capital stock than the acquiring person and does not have the right or ability by voting power, contract or otherwise, to elect or designate for election a majority of our board of directors;

•	individuals who constitute our Board of Directors cease for any reason to constitute a majority of the Board of Directors then in office;

•	the Company adopts a plan of liquidation or dissolution; or

•	the Company merges or consolidates with or into another person or sells all or substantially all its assets, except (A) where the survivor or transferee is controlled by Angelo, Gordon & Co., L.P. or (B) for a transaction following which (i) in the case of a merger or consolidation, holders of securities that represented 100% of the Company’s voting capital stock immediately prior to the transaction (or other securities into which such securities are converted as part of the transaction) own directly or indirectly at least a majority of the voting power of the voting capital stock of the surviving person immediately after such transaction and (ii) in the case of a sale of assets transaction, each transferee becomes an obligor in respect of the Senior Subordinated Notes and a subsidiary of the transferor of such assets.

The Indenture defines “beneficial ownership” to include all shares that a person has the right to acquire either immediately or with the passage of time.

As of December 31, 2009, Angelo, Gordon & Co., L.P. beneficially owned 33.2% of our common stock, which it holds for the account of its investment advisory clients. If some or all of the shares owned by our principal stockholder are sold to one of our existing stockholders, it is possible that, following the sale, the purchaser would own more than 35% of our common stock. If any of the holders of our Senior Subordinated Notes exercises its redemption rights, we may have insufficient working capital for operations or capital expenditures. In addition, we may not have sufficient financial resources to purchase all of the Senior Subordinated Notes. If we are unable to satisfy our payment obligations under the Senior Subordinated Notes, we may be in default under our Indenture, which, if not waived, would result in the acceleration of our debt obligations and the exercise of remedies under the Working Capital Facility and the Second Lien Facility, which would have a material adverse impact on our ability to operate our business and to make payments under our debt instruments.

Sales of our common stock may result in a “change of control” under our credit facility agreements, which constitutes an event of default under the agreements, could result in the acceleration of our debt obligations under those agreements and, absent a waiver of this default, would have a material adverse effect on the Company.

Under the terms of our credit facility agreements, any of the following events is a “change of control”:

•	any person or group of persons, within the meaning of the Securities Exchange Act of 1934, other than Angelo, Gordon & Co., L.P. or the holders of our Senior Subordinated Notes acquires beneficial ownership of 30% or more of our issued and outstanding shares of stock;

•	during any period of 12 consecutive calendar months, individuals who at the beginning of the period constituted our board of directors, together with any new directors elected or nominated for election by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason other than death or disability to constitute a majority of the directors then in office; or

•	a “change of control” as defined in the Indenture for our Senior Subordinated Notes.

If some or all of the shares beneficially owned by Angelo Gordon & Co., L.P. are sold to one or more of our existing or new stockholders, it is possible that, following the sale, the purchaser would own more than 30% of our common stock. This would constitute an event of default under our credit facility agreements, which, if not waived, would result in the exercise of remedies under these facilities, including the acceleration of our debt obligations. This acceleration, in turn, would also constitute an event of default under the Indenture for the Senior Subordinated

Notes. An event of default under our credit facility agreements, if not waived, would have a material adverse impact on our ability to operate our business and to make payments under our debt instruments.

The sale of shares by our principal stockholder or a combination of other stockholders may limit our ability to use net operating loss carryforwards to offset future taxable income for federal and state income tax purposes, which could have a material adverse effect on our cash flow and results of operations.

As of December 31, 2009, we had net operating loss carryforwards of approximately $152 million from the years 1998 through 2009 available to offset future federal and state taxable income. Our net operating loss carryforwards will expire between the years 2018 and 2029. Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of holders of five percent or more of the corporation’s stock increases by more than fifty (50) percentage points over an applicable three-year period. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal long-term tax-exempt rate. Our net operating loss carryforwards are not currently limited under Section 382.

We expect that sales of our common stock by our principal stockholder will result in an ownership change or will significantly increase the likelihood that an ownership change will occur that will limit our ability to use net operating loss carryforwards under Section 382. It is also possible that an ownership change may result from sales of our common stock by other owners of five percent or more of the shares of our common stock, or the acquisition of five percent or more of the shares of our common stock by other persons (or groups of persons).

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

We rely in large part on independent distributors for sales of our products and the continued consolidation of distributors and loss of key distributors could materially harm our business.

We depend on more than 2,000 independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at their branch locations and the prices at which they are sold, which impacts how accessible our products are to end users of our products. Almost all of the distributors with whom we do business offer competing products and services to end users. There is a trend toward consolidation of these distributors, which has been escalating in recent years. In 2009, one distributor represented 11% of our 2009 sales and our top five distributors comprised 27% of our global net sales in 2009 and 2008. Recent economic events could undermine the economic viability of some of our customers. These events could also cause our competitors to introduce new economic inducements and pricing arrangements that may cause our distributors to increase purchases from our competitors and reduce purchases from us. The continued consolidation of these distributors, the loss of certain key distributors, or an increase in the distributors’ sales of our competitors’ products to end users could materially reduce our sales and earnings.

Our business is highly competitive, and increased competition could reduce our sales, earnings and profitability.

We offer products in highly competitive markets. We compete on the performance, functionality, price, brand recognition, customer service, and support and availability of our products. We compete with companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our sales and net earnings.

The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain segments of those markets in which we operate. If we are unable to compete successfully against other manufacturers in our marketplace, we could lose customers, and our sales may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins or that we will be able to continue to compete successfully in maintaining or increasing our market share.

We may not be able to successfully implement our cost-reduction initiatives, which may limit our competitiveness and profitability.

We have undertaken and will continue to undertake cost-reduction initiatives in response to global competitive conditions. These include our ongoing continuous improvement initiatives, redesigning products and manufacturing processes, re-evaluating the location of certain manufacturing operations and the sourcing of vendor purchased components. There can be no assurance that these initiatives will be beneficial to us in providing the anticipated cost savings from such activities. The failure of our cost-reduction efforts to yield sufficient cost reductions may have a material adverse effect on our business.

Failure to enhance existing products and develop new products may adversely impact our financial results.

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

If we cannot adequately enforce or protect our intellectual property rights, our competitive position will suffer and we may incur significant additional costs.

We own a number of patents, trademarks and licenses related to our products and rights under patents owned by others. While no single patent, trademark or license is material to the operation of our business as a whole, our ability to enforce our intellectual property rights in the U.S. and in foreign countries is critical to our competitive position and our ability to continue to bring new and enhanced products to the marketplace. We rely upon patent, trademark and trade secret laws in the United States and similar laws in foreign countries, as well as agreements with our employees, customers, suppliers and other third parties, to establish and maintain our intellectual property rights. Third parties may challenge, infringe upon or otherwise circumvent our intellectual property rights, which could adversely impact our competitive position. Further, the enforceability of our intellectual property rights in various foreign countries is uncertain. Accordingly, in certain countries, we may be unable to protect our intellectual property rights against unauthorized third-party copying or use, which could harm our competitive position.

Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Defending those claims and contesting the validity of third parties’ asserted intellectual property rights can be time-consuming and costly. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products.

If our consolidated indebtedness increases or EBITDA decreases, our interest cost under our Senior Subordinated Notes may increase, which would negatively impact our results.

The interest cost for our Senior Subordinated Notes is subject to change quarterly based upon our consolidated leverage ratio determined on the relationship of debt to the trailing four quarters EBITDA, as defined. Under the terms of the Indenture for the Senior Subordinated Notes, we are required to pay additional Special Interest. The rate of Special Interest increases to a maximum of 2.75% if our consolidated leverage ratio increases to 7.0. The rate of Special Interest declines incrementally to 0% if our consolidated leverage ratio is less than 3.0. The rate of Special Interest increases to 2.25% effective beginning January 1, 2010, based on our consolidated leverage ratio that is above 6.5 as of September 30, 2009. The rate will continue at this level through June 30, 2010 based on the consolidated leverage ratio as of December 31, 2009. We can give no assurance that rate of special interest will not increase after June 30, 2010.

We are subject to risks caused by changes in interest rates.

Changes in benchmark interest rates (i.e. LIBOR) will impact the interest cost associated with our variable interest rate debt. Our variable rate debt includes the borrowings under our Working Capital Facility and our Second Lien Facility. Changes in interest rates would affect our cost of future borrowings. Significant increases in interest rates would adversely affect our financial condition and results of operations.

If we fail to comply with the financial covenants in our debt instruments, our ability to obtain financing and make payments under our debt instruments may be adversely impacted.

Our credit facility agreements require compliance with certain financial covenants. These financial covenants have been amended on several occasions and most recently in February 2010. While we believe that we will be able to comply with our financial covenants in future periods, failure to do so would, unless the covenants were further amended or waived, result in defaults under our credit agreements. An event of default under our credit agreements, if not waived, could result in the acceleration of these debt obligations and, consequently, our debt obligations under our Senior Subordinated Notes. Such acceleration could result in exercise of remedies by our creditors, which could have a material adverse impact on our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit agreements, which could have a material adverse effect on our ability to operate our business and to make payments under our debt instruments.

The Company is subject to risks caused by disruptions in the credit markets.

Our Working Capital Facility is provided under an agreement with G.E. Capital Corporation, which matures in June 2012. Our operations are funded through daily borrowings and repayments from and to our lender under the Working Capital Facility. The temporary or permanent loss of the use of the Working Capital Facility or the inability to replace this facility when it expires would have a material adverse effect on our business and results of operations.

Credit availability for our suppliers and customers has been reduced due to the disruptions in the credit markets. This decreased availability for our customers and suppliers may have an adverse effect on the demand for our products, the collection of our accounts receivable and our ability to timely fulfill our commitments.

The actual or anticipated sale of shares of our common stock may cause the market price of our common stock to decline. During 2008, the Company registered 4,496,555 shares of our common stock on behalf of our principal stockholder, and 1,500,000 shares of our common stock for future offer and sale by the Company.

During 2008, the Securities and Exchange Commission declared effective the Company’s shelf registration statement covering 5,996,555 shares of our common stock. Of the 5,996,555 shares, 4,496,555 were registered by the Company on behalf of Angelo, Gordon & Co., L.P., and 1,500,000 shares were registered for future offer and sale by the Company. As of December 31, 2009, Angelo, Gordon & Co., L.P. beneficially owned 33.2% of our common stock, which it holds for the account of investment advisory clients of Angelo, Gordon & Co., L.P. Other investment advisory clients of Angelo, Gordon & Co., L.P. are the sole lenders under our Second Lien Facility, and also own a total of $24.2 million principal amount of our Senior Subordinated Notes. The Company and Angelo, Gordon & Co., L.P. may offer for sale any or all of their respective registered shares from time to time prior to the expiration of the shelf registration statement.

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

If our relationships with our employees were to deteriorate, we could be adversely affected.

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

If we are unable to retain and hire key employees, we could be adversely affected.

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

We are a defendant in many cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants in lawsuits filed in the U.S. The claimants allege that exposure to manganese contained in the welding filler metals caused them to develop adverse neurological conditions, including a condition known as manganism.

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

Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys’ fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards and we are not currently insured for liability from manganese-induced illness. We monitor claims and potential claims of which we become aware and establish reserves for the self- insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results of operations and financial condition. Moreover, despite any insurance coverage, any accident or incident involving our products could negatively affect our reputation among customers, suppliers, lenders, investors and the public. This may make it more difficult for us to operate our business and compete effectively.

We are subject to various environmental laws and regulations and may incur costs that have a material adverse effect on our financial condition as a result of violations of or liabilities under environmental laws and regulations.

Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials resulting from the manufacturing process, and employee health and safety. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. While we are not currently aware of any outstanding material claims or obligations, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits required at our facilities.

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

We operate manufacturing facilities in the United States, Italy, Malaysia, Australia, the People’s Republic of China and Mexico and lease distribution facilities in the U.S., England, and Canada. All U.S facilities, leases and leasehold interests are encumbered by first priority liens securing our obligations under our Working Capital Facility and Second Lien Facility. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.

We lease a 19,500 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as some of our centralized services.

The following table describes the location and general character of our principal properties of our continuing operations as of December 31, 2009:

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

Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, provide for liability without regard to fault for investigation and remediation of spills or other releases of hazardous materials. Under such laws, liability for the entire cleanup can be imposed upon any of a number of responsible parties. Such laws may apply to conditions at properties presently or formerly owned or operated by us or our subsidiaries or by their predecessors or previously owned or operated by unaffiliated business entities. We have in the past and may in the future be named a potentially responsible party at off-site disposal sites to which we have sent waste. We do not believe the ultimate cost relating to such properties or sites will have a material adverse effect on our financial condition or results of operations.

At December 31, 2009, we were a co-defendant in 347 cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2009, 144 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Between June 1, 2003 and December 31, 2009, we were dismissed from 1,135 other cases with similar allegations. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

All other legal proceedings and actions involving us are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the symbol “THMD.” The following table shows, for the periods indicated, the high and low sales or bid prices, as the case may be, of a share of Common Stock for 2008 and 2009, as reported by published financial sources. For each quarter in 2008 and 2009, the prices shown below reflect the high and low sales prices.

	Sales Prices ($)
	High	Low

2008
First Quarter	$11.50	$7.75
Second Quarter	18.20	8.63
Third Quarter	22.74	14.00
Fourth Quarter	17.21	5.40
2009
First Quarter	$8.16	$1.25
Second Quarter	4.81	2.04
Third Quarter	6.98	3.22
Fourth Quarter	7.47	5.88

On March 3, 2010, the last reported sale price for our Common Stock as quoted on NASDAQ was $7.80 per share. As of March 3, 2010 there were approximately 520 beneficial owners of our Common Stock including the number of individual participants in security position listings.

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

Performance Graph

The following graph shows a comparison of our cumulative total returns, the Russell 2000 Stock Index (the “Russell 2000”) and the Standard & Poor’s Composite 500 Stock Index (the “S&P 500”) for the period from December 31, 2004 to December 31, 2009. A compatible peer-group index for the welding industry, in general, was not readily available since the industry is comprised of a relatively few competitors. The Russell 2000 represents an index based on a concentration of companies having relatively small market capitalization, similar to the Company. The comparison assumes $100 was invested on December 31, 2004 in each of our common stock, the Russell 2000, and the S&P 500, and assumes compounded daily returns with reinvestment of dividends.

Value of $100 Invested

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Russell 2000	100.00	103.32	120.89	117.57	76.65	95.98
S&P 500	100.00	103.00	117.03	121.16	74.53	92.01
Thermadyne Holdings Corporation	100.00	101.14	75.29	87.45	52.24	55.29

Item 6.	Selected Financial Data

The selected financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, set forth below has been derived from our audited consolidated financial statements for such years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein. Previously reported amounts have been reclassified as a result of the discontinued operations.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Operating Results Data:
Net sales	$347.7	$516.9	$494.0	$445.7	$409.6

Operating income	19.7	43.9	44.3	30.0	12.5

Income (loss) from continuing operations	1.1	10.5	10.6	2.5	(15.8)
Income (loss) from discontinued operations, net of tax	3.1	0.2	(1.9)	(25.5)	(15.6)

Net income (loss)	$4.2	$10.7	$8.7	$(23.0)	$(31.4)

Diluted income (loss) per share applicable to common shares:
Continuing operations	$0.08	$0.78	$0.79	$0.18	$(1.19)
Discontinued operations	0.22	0.01	(0.15)	(1.91)	(1.17)

Net income (loss)	$0.30	$0.79	$0.64	$(1.73)	$(2.36)

Consolidated Balance Sheet Data (Period end):
Working capital	$95.7	$83.4	$97.2	$104.8	$128.7
Total assets	454.9	494.4	497.4	518.9	577.2
Total debt	217.0	234.0	234.6	257.0	258.7
Total shareholders’ equity	127.8	118.3	122.1	103.5	124.0
Consolidated Cash Flow Data — Continuing Operations:
Net cash provided by (used in) operating activities	$22.1	$17.0	$23.0	$(15.5)	$(13.3)
Other Data:
Depreciation and amortization	$13.0	$12.4	$13.1	$15.7	$19.1
Capital expenditures	(7.7)	(12.8)	(11.4)	(8.5)	(7.9)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Demand for our products is highly cyclical because many of the end users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are directly related to the level of production in these end-user industries. During the fourth quarter of 2008 and throughout much of 2009, we experienced declining demand from our customers as global economic conditions slowed and steel production, in particular, declined substantially. We have entered into a recessionary period within our sector of the economy that is of an indeterminate depth and duration.

The availability and the cost of the components of our manufacturing processes, and particularly raw materials, are key determinants in achieving future success in the marketplace and in achieving profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for use by us. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. During 2008 and 2007, we experienced higher than historical average inflation on materials such as copper, steel and brass, which negatively affected margins. In 2009 most commodity costs declined dramatically in the global marketplace during the first six months, while in the second half of 2009, many commodity costs increased but not to the levels seen prior to 2009. We have reduced and continue to reduce our overhead and labor costs by improving our operational efficiency, relocating jobs, consolidating our manufacturing operations and outsourcing production of certain components and products.

Our operating profit is affected by the mix of the products we sell, as margins are generally higher on torches and guns and their replacement parts, as compared to power supplies and filler metals.

We sell our products domestically primarily through industrial welding distributors, retailers and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers.

For the year ended December 31, 2009, approximately 56% of our sales were made to customers in the U.S. Approximately one-half of our international sales are U.S. export sales and are denominated in U.S. dollars. The U.S. dollar exchange rate has been volatile but generally weakened relative to foreign currencies during 2009. The weakening of the U.S. dollar increases our international sales amounts as translated into U.S. dollars and also may serve to increase our export sales. This weakening of the U.S. dollar may also decrease our cost of manufacturing materials in certain of our foreign locations. Similarly, the strengthening of the U.S. dollar against other currencies may have the opposite effects on our international and export sales and the cost of certain of our manufacturing materials.

Key Indicators

Key economic measures relevant to our business include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include construction and transportation, railcar manufacturing, oil and gas exploration, metal fabrication and farm machinery, shipbuilding, and railcar manufacturing. The trends in these industries provide important data to us in forecasting our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.

Key performance measurements we use to manage the business include orders, sales, commodity cost trends, operating expenses and efficiencies, inventory levels and fill-rates. The timing of these measurements varies but may be daily, weekly and monthly depending on the need for management information and the availability of data.

Key financial measurements we use to evaluate the results of our business as well as the operations of our individual units include customer order levels and mix, sales order profitability, production volumes and variances, selling, general and administrative expenses, earnings before interest, taxes, depreciation and amortization, operating cash flows, capital expenditures and controllable working capital. We define controllable working capital as accounts receivable, inventory, and accounts payable. We review these measurements monthly, quarterly and annually and compare them over historical periods, as well as with objectives that are established by management and approved by our Board of Directors.

Discontinued Operations

In the years 2005 through 2007, the Company committed to plans to dispose of its non-core businesses which included C&G Systems (“C&G”), its Brazilian manufacturing operations, its South African operations, Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”), and GenSet S.P.A. The dispositions were completed during the period of 2005 through 2009. During 2009, the building and land associated with our former Brazilian operations were sold and the liability amounts recorded for tax matters, employee severance obligations and other estimated liabilities were increased. A gain, net of tax, of $1.1 million was recorded related to Brazil during 2009 including a gain of $2.9 million on the sale of the facilities, a charge of $1.1 million to revise the estimates of the remaining liabilities, and income tax expense of $0.7 million. As of December 31, 2009 the Brazilian operations show remaining liabilities, primarily associated with tax matters, of $2.2 million for which the timing of resolution is uncertain. The remaining liabilities have classified within Accrued and Other Liabilities as of December 31, 2009. Also in 2009, the note received in the sale of our South African operations was settled and the Company recorded a gain of $1.9 million in discontinued operations and $0.5 million of interest income was recorded in continuing operations related to this transaction. Further details of the discontinued operations are provided in Note 3 — Discontinued Operations.

Results of Operations

The results of operations set forth in the Income Statement on page F-5 have been adjusted to reflect the impact of discontinued operations. See Note 3 — Discontinued Operations in our consolidated financial statements.

The following description of results of operations is presented for the years ended December 31, 2009, 2008, and 2007.

2009 Compared to 2008

Net sales from continuing operations for the year ended December 31, 2009 were $347.7 million, which was a 32.7% decrease from net sales of $516.9 million in 2008. U.S. sales were $193.4 million for 2009, compared to $285.2 million for 2008, which is a decrease of 32.2%. International sales were $154.2 million for 2009, compared to $231.7 million for 2008, or a decrease of 33.5%. The decrease in net sales for the year ended December 31, 2009 resulted from approximately $170 million in volume declines and $10 million in foreign currency translation, offset by an approximately $11 million increase due to price increases.

Gross margin from continuing operations for the twelve months ended December 31, 2009 was $103.8 million, or 29.9% of net sales, compared to $159.1 million, or 30.8% of net sales, for the same period in 2008. In 2009, the Company experienced declines in raw material costs. Under its use of the LIFO inventory accounting method, the Company recorded a $4.3 million credit to cost of sales in the twelve months ended December 31, 2009. During 2008, the Company experienced increases in raw material costs and recorded a $4.1 million charge to cost of sales under its use of the LIFO inventory accounting method. In 2009, the Company reduced inventories in 2009 resulting in a liquidation of LIFO inventory costs, which reduced cost of sales by approximately $1.0 million. Excluding the effects of LIFO, gross margin for the twelve months ended December 31, 2009 was $99.5 million, or 28.6% of net sales, decreasing from $163.1 million, or 31.6%, for the same period in 2008. The decrease in the 2009 gross margin percentage as compared to 2008, excluding LIFO effects, reflects the manufacturing cost inefficiencies arising from reduced production volumes throughout the year and the high raw material costs, particularly during the first three months of 2009. During 2009, these cost increases were offset in part by cost savings from productivity initiatives of an estimated $12 million under the Company’s Total Cost Productivity (TCP) initiative.

Selling, general and administrative expenses (“SG&A”) were $81.5 million, or 23.4% of net sales, for the twelve months ended December 31, 2009, as compared to $112.1 million, or 21.7% of net sales, for the twelve months ended December 31, 2008. SG&A expenses in 2009 include restructuring charges for severance expenses of $3.8 million, payable to employees who elected to participate in an early retirement program and amounts payable to manufacturing personnel placed on permanent lay-off status and to salaried employees whose positions eliminated in connection with further organizational restructurings. The 2008 SG&A expenses reflect organizational restructuring charges for severance expenses of $3.6 million payable to employees whose positions were eliminated in connection with cost reduction efforts in response to economic and market uncertainties. SG&A expenses in 2009 also include a $1.1 million charge from the write off of a Venezuelan-based customer receivable judged uncollectible and a $1.0 million charge for customs duties assessed by a foreign jurisdiction relative to prior years.

Interest expense for the twelve months ended December 31, 2009 was $20.9 million, which compares to $20.3 million for the twelve months ended December 31, 2008. The interest rate increased 80 basis points to an average effective interest rate of 10% for 2009 compared to 2008, due to the higher interest rate under the Second Lien Facility and the increase in the Special Interest adjustment to the Senior Subordinated Notes. The increased average interest rate was partially offset by the lower average debt in 2009 of $210 million as compared to $220 million for 2008.

Other income for 2009 includes $5.9 million as a result of a settlement gain relating to the termination of a majority of the Company’s health care plans for retired employees effective July 31, 2009.

An income tax provision of $2.7 million was recorded on pretax income from continuing operations of $3.8 million for the twelve months ended December 31, 2009 versus an income tax provision of $12.1 million on pretax income from continuing operations of $22.6 million for 2008. For 2009, the effective income tax rate was 70% versus 53% in 2008. For 2009 and 2008, the incremental effective tax rate arises from the effect of deferred U.S. income tax expenses recorded on certain foreign earnings in addition to the foreign taxes payable currently on those earnings. The currently payable income tax provision for 2009 and 2008 relates primarily to earnings in foreign countries. Operating loss carryovers offset substantially all U.S. currently payable income taxes.

Discontinued operations reported net income of $3.1 million for the twelve months ended December 31, 2009 compared to net income of $0.2 million for the twelve months ended December 31, 2008. The change in results for discontinued operations primarily relates to the gain recorded for Brazil on the sale of building and land, net of charges to adjust the remaining liabilities, and collection of a note receivable associated with the sale of the South African business. The South African sale closed on May 25, 2007 with $13.8 million net cash received at closing along with a note due in May 2010 in the amount of 30 million South African Rand and bearing 14% interest payable. In April 2009, the note was settled and the Company recorded a gain of $1.9 million. The Company also recorded $0.5 million of interest income in continuing operations related to this transaction.

2008 Compared to 2007

Net sales from continuing operations for the year ended December 31, 2008 were $516.9 million, which was a 4.6% increase over net sales of $494.0 million for the same twelve months in 2007. U.S. sales were $285.2 million for 2008, compared to $292.6 million for 2007, which is a decrease of 2.5%. International sales were $231.7 million for the twelve months ended December 31, 2008 compared to $201.4 million for the same period of 2007, or an increase of 15.0%. Net sales for the twelve months ended December 31, 2008 increased approximately $23 million with approximately $20 million from price increases, $2 million due to foreign currency translation and $1 million from volume. In the fourth quarter of 2008, the Company’s sales declined substantially from the trends in the first three quarters as global economic conditions, particularly in steel production, deteriorated. The fourth quarter 2008 sales were 16% less than the comparable 2007 quarter with a $21 million sales decline of which approximately $20 million was from volume.

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

An income tax provision of $12.1 million from continuing operations was recorded on pretax income of $22.6 million for the year ended December 31, 2008. For 2008, the effective income tax rate was 53% versus 34% in the comparable prior year period. In its income tax expense, the Company includes in U.S. taxable income a portion of the Company’s foreign earnings without the recognition of the related benefit of foreign tax credits, which are carried forward. In both years, certain collateral pledges pursuant to the Working Capital Facility required inclusion of a portion of the foreign earnings in U.S. taxable income. For the year ended December 31, 2007, an income tax provision of $5.5 million was recorded on a pretax income of $16.2 million from continuing operations. An income tax benefit of $4.0 million was recognized in 2007 due to the reduction of previously recorded state income tax contingencies.

Discontinued operations reported net income of $0.2 million for the twelve months ended December 31, 2008 compared to a net loss of $2.0 million for the twelve months ended December 31, 2007. During 2008, operational activities in Brazil ceased early in the year and a contract for sale of the Brazilian land and buildings was signed in late 2008. The Company closed the sale in September 2009. The year 2007 loss results primarily from operational activities of the discontinued units. See Note 3 — Discontinued Operations to the consolidated financial statements.

Restructuring and Other Charges

As of December 31, 2008, the company accrued restructuring charges of $3.6 million for severance related expenses payable to approximately 110 salaried employees whose positions were eliminated in connection with cost reduction efforts in response to economic and market uncertainties. At that time, this initiative reduced the salaried work force approximately 13%. As a result, the Company reduced its annual compensation and benefit costs by approximately $7.5 million. The majority of the severance costs were paid in the first and second quarters of 2009.

In the first quarter of 2009, the Company offered a voluntary retirement program and accrued restructuring charges for $1.3 million in separation pay and COBRA benefits payable under the program. Approximately

50 employees elected to participate. As a result, the Company reduced its annual compensation and benefit costs by approximately $3.1 million. The amounts were substantially paid through August 2009.

Subsequent to the first quarter of 2009, the Company recorded additional restructuring charges of $2.4 million for severance expenses. The charges relate to manufacturing personnel placed on permanent lay-off status, salaried positions eliminated in connection with further organizational restructurings and additional personnel electing to participate in the voluntary retirement program initiated in the first quarter. These actions affected approximately 237 employees, 225 of whom were placed on permanent lay-off or had their positions eliminated and 12 of whom participated in the early retirement program. As a result, the Company reduced its annual compensation and benefit costs by approximately $5.5 million.

Liquidity and Capital Resources

Liquidity.  Our principal uses of cash are capital expenditures, working capital and debt repayment obligations, including repayment of debt pursuant to the “Excess Cash Flow” provision of our Senior Subordinated Notes Indenture. We expect to fund ongoing requirements for working capital from operating cash flow and borrowings under the Working Capital Facility. This Facility was amended in June 2009 and February 2010 and matures in June 2012, as discussed below.

In 2009, we generated $3.0 million net cash in conducting continuing operations. Net debt repayments were $16.3 million, which consisted of $22.9 million in repayment of the Working Capital Facility and $2.6 million of purchases of our Senior Subordinated Notes, offset by increased borrowings under the Second Lien Facility of $9.2 million.

In 2010, we anticipate capital expenditures will be $15 million to $18 million including $10 million to $12 million to expand existing manufacturing facilities. Our existing debt service obligations in 2010 excluding interest expense and repayments on the Working Capital Facility, will be approximately $9 million. This includes $6 million in repayments of borrowings under our Second Lien Facility and $2 million related to our capital lease obligations. We expect our operating cash flows and available borrowings under the Working Capital Facility will be sufficient to meet our anticipated capital expenditures and debt service requirements. Additional debt repayments required, if any, by the Excess Cash Flow provision of the Senior Subordinated Notes Indenture, which would be payable by April 2011, and our other long-term obligations for 2010 would also be funded through operating cash flows and the Working Capital Facility.

At December 31, 2009, the Company was in compliance with its financial covenants. The Company has sufficient funding to fulfill its current debt repayment obligations. The Company has funding for capital expenditure commitments and will not proceed with other planned capital expenditures unless it is in compliance with the fixed charge coverage covenant of the Working Capital Facility. To reduce expenses, actions were implemented early in 2009 which included layoffs of production personnel, reduction of the global salaried work force, deferral of salary increases, and broad based efforts to reduce discretionary spending. The Company anticipates it will maintain a level of expenses aligned with the current reduced sales volumes.

Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our Working Capital Facility is the “fixed charge coverage” covenant, which was amended on February 23, 2010 in connection with an amendment to the Credit Agreement. This covenant requires EBITDA (as defined in the Amended Credit Agreement) to be at least 1.10 of Fixed Charges (as defined in the Credit Agreement) on a trailing twelve months basis except during 2009 and the first two quarters of 2010, as described below. Under the Second Lien Facility, we believe that the most restrictive financial covenant is the “senior leverage ratio” covenant, which requires that debt, including total debt less the Senior Subordinated Notes and cash, not exceed 2.75 times EBITDA (as defined in the Amended Second Lien Agreement). Compliance is measured quarterly based on the trailing four quarters. A default of the financial covenants under the Working Capital Facility or Second Lien Facility would constitute a default under the Senior Subordinated Notes. An event of default under our credit agreements, if not waived, could result in the acceleration of these debt obligations and, consequently, our debt obligations under our Senior Subordinated Notes.

Our debt structure, terms, covenants, and a history of these instruments are described below.

Working Capital Facility.  Certain subsidiaries of the Company are borrowers under the Third Amended and Restated Credit Agreement, dated June 29, 2007 as amended (the “Credit Agreement”), with General Electric Capital Corporation as agent and lender. The Credit Agreement: (i) matures on June 29, 2012; (ii) provides a revolving credit commitment of up to $70 million (the “Working Capital Facility”), which includes (a) an asset based facility and (b) an amortizing $10 million property, plant and equipment facility; (iii) provides for interest rate percentages applicable to the asset base; (iv) limits the senior leverage ratio to 2.75; (v) provides for an interest rate of 90-day LIBOR plus 4.00%; (vi) includes a prepayment fee of 2% if the Facility is terminated prior to June 27, 2010 or 1% prior to June 27, 2011; and (vii) includes a minimum fixed charge coverage ratio for the twelve-months ended June 30, 2009 and September 30, 2009 of 0.95 and 0.825, respectively, 1.00 for the quarter ended December 31, 2009 and 1.10 thereafter. With respect to the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, the calculation is based on the results for the three months, six months, and nine months periods ending on such dates, respectively. The calculation for quarters ending September 30, 2010 and thereafter is based on the twelve month periods then ending. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $10 million.

At December 31, 2009, $3.9 million of letters of credit were outstanding under the Credit Agreement. Unused availability was $35.9 million as of December 31, 2009. The Working Capital Facility includes a lockbox agreement that requires all receipts to be swept daily to reduce borrowings outstanding under the revolving line of credit.

Second Lien Facility.  On August 14, 2009, the Company entered into the 2009 Amended and Restated Second Lien Credit Agreement with the agent and the lenders party thereto (the “Amended Second Lien Agreement”). The Amended Second Lien Agreement refinanced the loans outstanding under the Second Lien Credit Agreement dated July 29, 2004. Under the Amended Second Lien Agreement, the Company issued a new $25 million Second Lien Facility at 92.346% of the face amount, repaid the $14 million balance of the Second Lien Facility and realized $9 million of net proceeds. The maturity date was extended from November 7, 2010 to November 30, 2012,and certain assets of the Company’s Australian subsidiaries were added as collateral for the loans. The Amended Second Lien Agreement permits a single prepayment of as much as $14 million beginning April 1, 2010 through August 30, 2010 in lieu of repurchasing outstanding Senior Subordinated Notes with excess cash flow, and prepayment of the balance beginning August 30, 2010. The applicable interest rate was changed to, at the Company’s option, (a) the greater of LIBOR or 6%, plus 6% or (b) the greater of the prime rate, the federal funds rate plus one half of 1.00% or 6%, plus 6%. At issuance and through December 31, 2009, the interest rate payable is 12%, and the effective interest rate, including amortization of the issuance discount, is 15%. The lenders under the previous Second Lien Credit Agreement and additional entities each became lenders under the Amended Second Lien Agreement.

Senior Subordinated Notes.  The Senior Subordinated Notes (the “Notes”) accrue interest at 9.25% per annum, which is payable semiannually in cash. The Notes are guaranteed by our domestic subsidiaries, which are also borrowers or guarantors under the Working Capital Facility and the Second Lien Facility, and certain of our foreign subsidiaries. The Notes contain customary covenants and events of default, including covenants that limit our ability and our subsidiaries’ abilities to incur debt, pay dividends and make certain investments. Subject to certain conditions, we must annually use our Excess Cash Flow (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the Notes pursuant to which we will offer to repurchase outstanding Notes at a purchase price of 101% of their principal amount. The “Excess Cash Flow” amount for 2009 was $6.0 million, and we will repay this amount of Second Lien borrowings on or before April 15, 2010 in satisfaction of this obligation under the Indenture. The Indenture provides for the payment of additional Special Interest on the Senior Subordinated Notes, initially at a rate of 1.25% per annum. The Special Interest is subject to adjustment increasing to 1.75% if the consolidated leverage ratio exceeds 6.00 with incremental interest increases to a maximum of 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to 0.75% if the consolidated leverage ratio declines below 4.0 and declines incrementally to 0% when the consolidated leverage ratio is less than 3.0.

Shelf Registration of Common Stock.  During 2008, the Securities and Exchange Commission declared effective the Company’s shelf registration statement covering 5,996,555 shares of our common stock. Of the 5,996,555 shares, 4,496,555 were registered by the Company on behalf of Angelo, Gordon & Co., L.P. (which exercises voting and dispositive powers over certain shares of Company common stock held by Angelo, Gordon & Co., L.P. affiliates and clients), and 1,500,000 shares were registered for future offer and sale by the Company. The Company and Angelo, Gordon & Co., L.P. may offer for sale any or all of their respective registered shares from time to time prior to the expiration of the shelf registration statement. The Company’s ability and willingness to issue securities under the aforementioned registration statement will depend on market conditions at the time of any desired offering.

Working Capital and Cash Flows.  The operating activities of our continuing operations provided $22.1 million of cash during the year ended December 31, 2009, compared to cash provided of $17.6 million during the year ended December 31, 2008. This includes the changes in operating assets and liabilities, which provided $15.0 million of cash for the year ended December 31, 2009, compared to $10.4 million of cash used in the year ended December 31, 2008 and consisted of:

•	Accounts receivable decreases provided $19.4 million of cash in 2009, compared to $7.1 million of cash provided during the year ended December 31, 2008. The decrease in accounts receivable in 2009 resulted from the substantial decrease in sales during the year.

•	Inventory decreases provided $32.3 million of cash in 2009 compared to the $15.4 million used in the year ended December 31, 2008. Inventories were decreased during 2009 in response to significant declines in customer orders.

•	Prepaid expenses increased using $2.9 million of cash in 2009 compared to $0.8 provided in 2008. The increase arises primarily from the asset associated with a U.S. dollar currency hedge by our Australian subsidiary.

•	Accounts payable reductions used $21.0 million of cash in 2009, which compares to the use of $1.9 million of cash in the year ended December 31, 2008. Throughout 2009, our volume of business was severely contracting as a result of the global economic decline. Accordingly, during 2009, the Company was paying vendors for previous materials purchases while reducing new purchases in connection with reducing inventory levels. In addition, in December 2009 we accelerated approximately $16 million of payments to our vendors and service providers.

•	Accrued interest and other expense accrual decreases used $9.7 million of cash in 2009 compared to $0.2 million used in 2008. The accrued liabilities at year end 2009 for severance payments, customer rebates and incentive compensation were less than at year end 2008 due to declines in the volumes of our business and early payment in 2009 of customer rebates typically paid in the subsequent year. Accrued other expenses also includes approximately $3.0 million for the liability associated with a U.S. dollar currency hedge by our Australian subsidiary.

Cash used for capital expenditures was $7.7 million during the year ended December 31, 2009, compared to $13.4 million used for capital expenditures in the year ended December 31, 2008.

Financing activities used $12.8 million of cash during 2009 and used $3.2 million during 2008. Net debt repayments were $16.3 million in 2009 and $2.9 million during 2008. In 2009, financing activities include a $0.5 million use of cash associated with the reversal of prior year stock compensation and $3.3 million of cash provided in 2008 for stock options exercised and non-cash stock compensation charges. The Company received a $2.5 million payment in 2009 upon terminating an interest rate hedge agreement.

The purchase of the minority interest in our Italian manufacturing operations and the purchase of our partner’s interest in our Chinese manufacturing venture required an aggregate use of $3.9 million of cash in 2008.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Long-term debt	$207,155	$16,106	$18,223	$172,826	$—
Interest payments related to long-term debt	69,398	18,956	33,173	17,269	—
Capital leases	9,869	2,452	3,674	3,052	691
Operating leases	33,634	6,832	9,890	8,518	8,394

Total	$320,056	$44,346	$64,960	$201,665	$9,085

The amounts shown for capital leases exclude the effective interest expense component. At December 31, 2009, we had issued letters of credit totaling $3.9 million under the Working Capital Facility. See Note 17 to the consolidated financial statements for the Company’s obligation with respect to its pension and post-retirement benefit plans.

Market Risk and Risk Management Policies

Our earnings and cash flows are subject to exposure to changes in the prices of certain commodities, particularly copper, brass and steel. Our earnings and cash flows are also impacted by fluctuations in foreign currency exchange rates as well as changes in the interest rates on our debt arrangements. Our Working Capital Facility and Second Lien Facility related interest costs are subject to change with changes in LIBOR, and the interest rate on the Senior Subordinated Notes is subject to change based on our debt to EBITDA leverage ratio. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Effect of Inflation and Deflation; Seasonality

In an environment of decreasing raw material prices and recessionary economic pressures, competitive conditions can cause sales price discounting before we can recover the higher costs of previously purchased materials. Conversely, in an environment of increasing raw material costs wherein we are increasing prices, we may not be able to increase prices quickly enough. Our agreements with customers require 60 to 90 days notice and various administrative procedures are necessary to implement the changes. To the extent we are unable to maintain our sales prices to our customers, or to react as quickly as the market may change, our profitability could be adversely affected.

In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers; our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance. Our general operating expenses, such as salaries, employee benefits and facilities costs, are subject to normal inflationary pressures. Our operations are generally subject to mild seasonal increases in the second and third calendar quarters.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. No material adjustments to our accounting policies have been made in 2009. We believe the following are the more critical judgmental areas in the application of our accounting policies that affect our financial condition and results of operations.

Inventories

Inventories are a significant asset, representing 16% of total assets at December 31, 2009. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last in, first-out (LIFO) method, which represents 70% of consolidated inventories, and our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 30% of consolidated inventories.

We continually apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock. We provide reserves as judged necessary. If we do not achieve our expectations of the net realizable value of our inventory, future losses may occur.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings — 25 years and machinery and equipment — three to ten years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the fourth quarter of 2007, the Company recorded an impairment loss related to the decision to dispose of its cutting table business. During the fourth quarter of 2006, the Company recorded an impairment loss related to the decision to dispose of the South Africa and Brazil businesses. These impairment losses were recorded as the fair value of the businesses was determined to be below the carrying value of the net assets. See Note 3 — Discontinued Operations. No such losses were incurred as of December 31, 2008 or 2009.

Intangible Assets

Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years. We account for these intangible assets in accordance with generally accepted accounting principles, which require us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to recover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The impairment test involves the comparison of our updated estimate of the enterprise fair value to the carrying amount. An impairment would be recorded if the carrying amount exceeded the estimated enterprise fair value. To estimate enterprise fair value, management relies primarily on its determination of the present value of expected future cash flows. Significant judgments and estimates about current and future conditions are used to estimate the fair value. In estimating future cash flows, management estimates future sales volumes, sales prices, changes in commodity costs and the weighted cost of capital. Management also considers market value comparables and the current market capitalization of the Company in determining whether an impairment exists. Due to the deterioration of global economic conditions during 2009, we performed impairment testing quarterly in 2009. An impairment analysis was completed in the fourth quarter, and no adjustment to the carrying value of goodwill was deemed necessary during 2009 based on estimates of future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could cause actual results to vary significantly from the estimates. See Note 7 — Intangible Assets.

Trademarks are generally associated with the Company’s product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of the Company’s trademarks’ useful lives. As of December 31, 2009, there was no impairment of trademarks.

Revenue Recognition

The Company sells a majority of its products through distributors with standard terms of sale of FOB shipping point or FOB destination. Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, the seller’s price is fixed and determinable, and collectibility is reasonably assured.

The Company sponsors a number of annual incentive programs to augment distributor sales efforts including certain rebate programs and sales and market share growth incentive programs. Rebate programs established by the Company are communicated to distributors at the beginning of the year and are earned by qualifying distributors based on increases in purchases of identified product categories and based on relative market share of the Company’s products in the distributor’s service area. We accrue the estimated costs throughout the year and the costs associated with these sales programs are recorded as a reduction of revenue. Rebates are paid periodically during the year.

Terms of sale to generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon estimated warranty liabilities from historical experience, have been recorded. For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.

Research and Development Costs

Research and development is conducted in connection with new product development with costs of approximately $2.7 million and $4.3 million in 2009 and 2008, respectively. The costs relate to materials used in the development process and allocated engineering personnel costs and are reflected in “Selling, general & administrative expenses” as incurred.

Income Taxes

We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to the excess of the fresh-start accounting valuation over the tax basis of our primary operating subsidiary, net operating loss carryforwards, fixed assets, intangible assets and post-employment benefits.

We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. In making this assessment we consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2009, a valuation allowance has been recorded against our deferred tax assets which consist primarily of U.S. net operating loss carryovers. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.

A substantial portion of the earnings of our foreign subsidiaries are included in our U.S. income tax return under I.R.C. Section 956. This requires the earnings of a foreign subsidiary which guarantees the borrowings of its U.S. parent to be included in U.S. income. Upon actual distribution of those earnings previously taxed under I.R.C. Section 956, we are not subject to U.S. income taxes but may be subject to withholding taxes payable in the foreign jurisdiction. See Note 13 — Income Taxes to the consolidated financial statements.

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

Our primary financial market risks relate to fluctuations in commodity prices, currency exchange rates and interest rates.

Copper, brass and steel constitute a significant portion of our raw material costs. These commodities are subject to price fluctuations which we may not be able to recover and maintain historical margins depending upon competitive pricing conditions at the time. When feasible, we attempt to establish fixed price purchase commitments with suppliers to provide stability in our materials component costs for periods of three to six months. We have not experienced and do not anticipate constraints on the availability of these commodities.

Approximately one-half of our international sales are export sales from the United States which are primarily denominated in U.S. dollars. The balance of the international sales arises from sales conducted primarily in Australia/Asia, Canada and Europe. Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, China, Italy, Malaysia, and Mexico. Our Australian operations execute 60 and 90 day forward purchase commitments for U.S. dollars to help provide stability in the cost of purchased materials and components. However, our financial results could be significantly affected by changes in foreign currency exchange rates in the foreign markets. We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency. We may also incur transaction gains or losses resulting from changes in foreign currency exchange rates primarily between our U.K. distribution operations and continental Europe, but we do not expect these to be material to our financial results.

We are exposed to changes in interest rates through our Working Capital Facility which has LIBOR-based variable interest rates. At December 31, 2009, borrowings under this agreement were $9.6 million. With this amount of variable rate debt, a hypothetical 100 basis point change in LIBOR would result in a change in interest expense of approximately $100 thousand annually. On February 1, 2009, the counterparty terminated the $50 million notational fixed-to-variable swap agreement related to our Senior Subordinated Notes. Our Second Lien Credit Agreement interest rate is also variable with LIBOR but includes a 6% floor and we do not anticipate changes in this rate resulting from changes in LIBOR for the foreseeable future.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Management is required to apply judgment in evaluating its controls and procedures.

Under the supervision of and with the participation of management, including the President and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009. Based on this evaluation, the President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

(b)	Management’s Assessment of Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the President and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s auditors KPMG LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included below.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Thermadyne Holdings Corporation:

We have audited Thermadyne Holdings Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thermadyne Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Thermadyne Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thermadyne Holdings Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

St. Louis, Missouri
March 8, 2010

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company plans to file the 2010 Proxy Statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2010. Except for the information set forth in this Item 10 and the information concerning our executive officers set forth in Part I, Item 1, Business — Executive Officers of the Registrant, of this annual report on Form 10-K for the fiscal year ended December 31, 2009, which information is incorporated herein by reference, the information required by this item is incorporated by reference from the 2010 Proxy Statement.

The Company has adopted a code of ethics applicable to certain members of Company management, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of ethics is available on the Company’s website at www.thermadyne.com. The Company will provide to any person without charge, upon request, a copy of the code of ethics. A request for the code of ethics should be made by writing to the Company’s Secretary, c/o Thermadyne Holdings Corporation, 16052 Swingley Ridge Road, Suite 300, Chesterfield, Missouri 63017. The Company intends to satisfy the disclosure requirement under Item 10 (now item 5.05(c)) of Form 8-K regarding the amendment to, or a waiver from, a provision of this code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website at www.thermadyne.com.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the filing of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009.

The board of directors has determined that Ms. Gordon is (i) an audit committee financial expert, as such term is defined in Item 407(d)(5)(ii) of Regulation S-K, and (ii) “independent,” as such term is defined in the listing standards of the NASDAQ Stock Market.

Item 11.	Executive Compensation

Information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Directors,” “2009 Summary Compensation Table,” “2009 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2009 Fiscal Year-End,” “Employment Agreements,” “Potential Payments upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the caption “Information about Stock Ownership” in the 2010 Proxy Statement and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in the table below:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,190,578	$12.72	436,456
Equity compensation plans not approved by security holders	—	—	—
Total	1,190,578	$12.72	436,456

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Board and Committee Meetings-Independent Directors” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountant Fees and Other Matters” in the 2010 Proxy Statement and is incorporated herein by reference.

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

Exhibits

See “Exhibit Index” immediately following “Signatures,” below, which is hereby incorporated by reference thereto.

THERMADYNE HOLDINGS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Thermadyne Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermadyne Holdings Corporation as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 2 to the consolidated financial statements, effective as of January 1, 2009 the Company adopted Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”.

KPMG LLP

St. Louis, Missouri
March 8, 2010

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Dollars in thousands,
	except share data)

Current Assets:
Cash and cash equivalents	$14,886	$11,916
Accounts receivable, less allowance for doubtful accounts of $400 and $900, respectively	56,589	72,044
Inventories	74,381	102,479
Prepaid expenses and other	9,255	5,443
Assets held for sale	—	916
Deferred tax assets	3,008	2,277

Total current assets	158,119	195,075
Property, plant and equipment, net of accumulated depreciation of $55,082 and $46,653, respectively	46,687	47,501
Goodwill	187,818	184,043
Intangibles, net	58,451	60,783
Other assets	3,870	6,967

Total assets	$454,945	$494,369

Current Liabilities:
Working capital facility	$9,643	$32,531
Current maturities of long-term obligations	8,915	2,060
Accounts payable	9,598	30,823
Accrued and other liabilities	23,119	28,295
Accrued interest	7,608	6,558
Income taxes payable	705	2,849
Deferred tax liability	2,793	3,253
Liabilities related to assets held for sale	—	5,266

Total current liabilities	62,381	111,635
Long-term obligations, less current maturities	198,466	199,454
Deferred tax liabilities	52,835	47,292
Other long-term liabilities	13,471	17,685
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,539,998 shares at December 31, 2009 and 13,509,698 shares at December 31, 2008	135	135
Additional paid-in capital	188,791	189,256
Accumulated deficit	(65,063)	(69,245)
Accumulated other comprehensive income/(loss)	3,929	(1,843)

Total shareholders’ equity	127,792	118,303

Total liabilities and shareholders’ equity	$454,945	$494,369

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)

Net sales	$347,655	$516,908	$493,975
Cost of goods sold	243,861	357,855	339,622

Gross margin	103,794	159,053	154,353
Selling, general and administrative expenses	81,466	112,122	106,033
Amortization of intangibles	2,693	2,675	2,921
Net periodic postretirement benefits	(45)	322	1,087

Operating income	19,680	43,934	44,312
Other income (expenses):
Interest, net	(20,850)	(20,304)	(26,799)
Amortization of deferred financing costs	(1,052)	(938)	(1,444)
Settlement of retiree medical obligations	5,863	—	—
Other	147	(80)	82

Income from continuing operations before income tax provision and discontinued operations	3,788	22,612	16,151
Income tax provision	2,657	12,089	5,515

Income from continuing operations	1,131	10,523	10,636
Income (loss) from discontinued operations, net of tax	3,051	185	(1,971)

Net income	$4,182	$10,708	$8,665

Basic income (loss) per share:
Continuing operations	$0.08	$0.79	$0.80
Discontinued operations	0.23	0.01	(0.15)

Net income	$0.31	$0.80	$0.65

Diluted income (loss) per share:
Continuing operations	$0.08	$0.78	$0.79
Discontinued operations	0.22	0.01	(0.15)

Net income	$0.30	$0.79	$0.64

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
			(Dollars in thousands, except share data)

December 31, 2006	13,336	$133	$184,804	$(88,618)	$7,185	$103,504
Comprehensive income (loss):
Net income	—	—	—	8,665	—	8,665
Foreign currency translation, net of tax	—	—	—	—	5,873	5,873
Minimum pension liability	—	—	—	—	(877)	(877)
Minimum post retirement liability	—	—	—	—	2,892	2,892

Comprehensive income						16,553
Common stock issuance-Employee stock
purchase plan	10	—	138	—	—	138
Exercise of stock options	22	1	279	—	—	280
Stock compensation	—	—	1,609	—	—	1,609

December 31, 2007	13,368	$134	$186,830	$(79,953)	$15,073	$122,084

Comprehensive income (loss):
Net income	—	—	—	10,708	—	10,708
Foreign currency translation, net of tax	—	—	—	—	(10,990)	(10,990)
Minimum pension liability	—	—	—	—	(7,098)	(7,098)
Minimum post retirement liability	—	—	—	—	1,172	1,172

Comprehensive loss						(6,208)
Common stock issuance-Employee stock
purchase plan	11	—	130	—	—	130
Exercise of stock options	131	1	1,818	—	—	1,819
Stock compensation	—	—	478	—	—	478

December 31, 2008	13,510	$135	$189,256	$(69,245)	$(1,843)	$118,303

Comprehensive income (loss):
Net income	—	—	—	4,182	—	4,182
Foreign currency translation, net of tax	—	—	—	—	7,279	7,279
Minimum pension liability	—	—	—	—	318	318
Minimum post retirement liability	—	—	—	—	(1,825)	(1,825)

Comprehensive loss						9,954
Common stock issuance-Employee stock
purchase plan	30	—	114	—	—	114
Exercise of stock options	—	—	—	—	—	—
Stock compensation	—	—	(579)	—	—	(579)

December 31, 2009	13,540	$135	$188,791	$(65,063)	$3,929	$127,792

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$4,182	$10,708	$8,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income)/loss from discontinued operations	(3,051)	(185)	1,971
Depreciation and amortization	12,962	12,365	13,117
Deferred income taxes	(1,069)	4,850	(1,233)
Net periodic post-retirement benefits	(5,908)	322	1,087
Changes in operating assets and liabilities:
Accounts receivable	19,351	7,052	(2,001)
Inventories	32,264	(15,440)	9,076
Prepaids	(2,935)	762	540
Accounts payable	(20,998)	(2,519)	(1,268)
Accrued and other liabilities	(10,835)	1,242	(5,795)
Accrued interest	1,156	(1,474)	(225)
Accrued taxes	(2,367)	103	2,972
Other long-term liabilities	(669)	(838)	(3,453)
Other, net	—	80	(440)

Net cash provided by operating activities	22,083	17,028	23,013

Cash flows from investing activities:
Capital expenditures	(7,695)	(12,776)	(11,358)
Proceeds from sales of discontinued operations	—	500	13,783
Purchase of minority interest	—	(838)	—
Purchase of outside interest in joint venture	—	(3,055)	—
Other	(361)	(757)	(487)

Net cash provided by (used in) investing activities	(8,056)	(16,926)	1,938

Cash flows from financing activities:
Borrowings under Working Capital Facility	8,923	27,751	20,041
Repayments of Working Capital Facility	(31,811)	(7,878)	(24,989)
Repurchase of Senior Subordinated Notes	(2,632)	—	—
Borrowings under Second-Lien Facility and other	25,075	—	—
Repayments of Second-Lien Facility and other	(15,823)	(22,789)	(16,725)
Stock compensation expense	(579)	1,362	1,609
Exercise of employee stock purchases	114	1,949	417
Advances from (to) discontinued operations	2,539	(2,657)	(837)
Termination payment from derivative counterparty	2,313	—	—
Other, net	(925)	(891)	(362)

Net cash used in financing activities	(12,806)	(3,153)	(20,846)

Effect of exchange rate changes on cash and cash equivalents	1,749	(1,192)	744

Net cash provided by (used in) continuing operations	2,970	(4,243)	4,849

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	337	(2,574)	812
Net cash provided by sales of discontinued operations	1,783	500	5,084
Advances from (to) continuing operations	(2,933)	2,538	(5,650)
Effect of exchange rates on cash and cash equivalents	228	(155)	30

Net cash provided by (used in) discontinued operations	(585)	309	276

Total increase (decrease) in cash and cash equivalents	2,385	(3,934)	5,125
Total cash and cash equivalents beginning of period	12,501	16,435	11,310

Total cash and cash equivalents end of period	$14,886	$12,501	$16,435

Continuing operations
Cash and cash equivalents beginning of period	$11,916	$16,159	$11,310
Net cash provided by (used in) continuing operations	2,970	(4,243)	4,849

Cash and cash equivalents end of period	$14,886	$11,916	$16,159

Discontinued operations
Cash and cash equivalents beginning of period	$585	$276	$—
Net cash provided by (used in) discontinued operations	(585)	309	276

Cash and cash equivalents end of period	$—	$585	$276

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.	The Company

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. Common applications for the Company’s products include shipbuilding, railcar manufacturing, offshore oil and gas rig construction, fabrication and the repair and maintenance of manufacturing equipment and facilities. Welding and cutting products are critical to the operations of most businesses that fabricate metal, and the Company has well established and widely recognized brands.

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

Deferred Financing Costs.  Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs and amortized on a straight-line basis over the term of the credit agreement. Deferred financing costs totaled $11,342 and $10,501, less related accumulated amortization of $7,864 and $6,890, at December 31, 2009 and 2008, respectively, and are classified as other assets in the accompanying consolidated balance sheets.

Intangibles.  Goodwill and trademarks have indefinite lives. Patents and customer relationships are amortized on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years.

Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The impairment test involves the comparison of our updated estimate of the enterprise fair value to the carrying amount. An impairment would be recorded if the carrying amount exceeded the estimated enterprise fair value. To estimate enterprise fair value, management relies primarily on its determination of the present value of expected future cash flows. Significant judgments and estimates about current and future conditions are used to estimate the fair value. In estimating future cash flows, management estimates future sales volumes, sales prices, changes in

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commodity costs and the weighted cost of capital. Management also considers market value comparables and the current market capitalization of the Company in determining whether an impairment exists. The annual impairment analysis was completed in the fourth quarter, and no adjustment to the carrying value of goodwill was deemed necessary based on estimates of future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could cause actual results to vary significantly from the estimates.

Trademarks are generally associated with the Company’s product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of the Company’s trademarks’ useful lives. As of December 31, 2009, there was no impairment of trademarks. Se Note 7 — Intangible Assets.

Product Warranty Programs.  Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual:

	Years Ended December 31,
	2009	2008	2007

Balance at beginning of period	$2,961	$3,072	$2,978
Charged to expenses	2,053	3,217	3,548
Warranty payments	(2,714)	(3,328)	(3,454)

Balance at end of period	$2,300	$2,961	$3,072

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

Stock Option Accounting.  All share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements for all share-based payments granted after the effective date and (b) based on the requirements for all awards granted to employees prior to the effective date that remain unvested on the effective date. See Note 14 — Stock Options and Stock-Based Compensation to the consolidated financial statements.

Revenue Recognition.  The Company sells a majority of its products through distributors with standard terms of sale of FOB shipping point or FOB destination. Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, the seller’s price is fixed and determinable, and collectibility is reasonably assured.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sponsors a number of annual incentive programs to augment distributor sales efforts including certain rebate programs and sales and market share growth incentive programs. Rebate programs established by the Company are communicated to distributors at the beginning of the year and are earned by qualifying distributors based on increases in purchases of identified product categories and based on relative market share of the Company’s products in the distributor’s service area. We accrue the estimated costs throughout the year and the costs associated with these sales programs are recorded as a reduction of revenue. Rebates are paid periodically during the year.

In both 2009 and 2008, the Company had one customer that comprised 11% of the Company’s global net sales. Our top five distributors comprised 27% of our global net sales in 2009 and 2008

Terms of sale generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon estimated warranty liabilities from historical experience, have been recorded. For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.

Research and development costs .  Research and development is conducted in connection with new product development with costs of approximately $2,700 and $4,300 in 2009 and 2008, respectively. The costs relate to materials used in the development process and allocated engineering personnel costs and are reflected in “Selling, general & administrative expenses” as incurred.

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

During the second quarter of 2008, the Company recorded an adjustment related to foreign currency translation. The impact of foreign currency in these items included an increase to goodwill of $1,174 and an increase to accumulated other comprehensive income of $920 net of $2,094 of deferred taxes at June 30, 2008. The effect of this adjustment would have increased goodwill by $4,558 and increased accumulated other comprehensive income by $2,072 net of $6,630 of deferred income taxes at December 31, 2007, a portion of which related to prior periods. This adjustment did not impact the Company’s net income or cash flows from operating, financing or investing activities for the periods.

Accumulated Other Comprehensive Income.  Other comprehensive income (loss) is recorded as a component of stockholders equity. As of December 31, it consists of:

	2008			2009
		Increase	Balance at	Increase	Balance at
	January 1	(Decrease)	December 31	(Decrease)	December 31

Net income
Cumulative foreign currency translation gains (losses), net of tax	$12,889	$(10,990)	$1,899	$7,279	$9,179
Minimum pension liability, net of tax	(1,152)	(7,098)	(8,250)	318	(7,932)
Minimum post-retirement liability, net of tax	3,336	1,172	4,508	(1,825)	2,683

Comprehensive income (loss)	$15,073	$(16,916)	$(1,843)	$5,772	$3,929

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value.  The Company does apply the fair value option to financial instruments which measures and reports unrealized gains and losses in earnings. In December 2009, the Company’s Australian subsidiary entered into a forward purchase agreement with Commonwealth Bank to purchase $3,000 U.S. dollars over a 3-month period. At December 31, 2008 the Company had a $50 million notional amount interest rate swap accounted for and reported as a fair value hedge. This swap agreement was terminated by the counter party on February 1, 2009 pursuant to the call provisions of the agreement with a $3.0 million termination payment to Thermadyne.

The carrying values of the obligations outstanding under the Working Capital Facility, the Second Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, are estimated to approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The Company’s Senior Subordinated Notes traded at 95% and 56% at December 31, 2009, and 2008, respectively, based on available market information.

Effect of New Accounting Standards

Business Combinations.  The Company adopted Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” effective January 1, 2009. This establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. In addition, due to its previous application of Fresh Start Accounting, the Company, after adoption of this pronouncement, recognizes the benefit of net operating loss carryovers to reduce income tax expense as the carryovers are utilized.

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

On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15,200 (net of $1,200 of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006 based on the estimated net realizable value of the assets related to the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007, disposing of its cutting table business and auctioning various remaining inventory and equipment. Sale of the building and land was completed in the quarter ended September 30, 2009. In addition, remaining unresolved liabilities were revised to adjust the estimates of liabilities from tax matters, employee severance obligations and other estimated liabilities. As of September 30, 2009 the Brazilian operations show remaining liabilities, primarily associated with tax matters, of $4,232 for which the timing of resolution is uncertain. A gain, net of tax, of $1,118 was recorded in the third quarter of 2009 including a gain of $2,876 on the sale of the facilities, a charge of $1,072 to revise the estimates of the remaining liabilities, and income tax expense of $686. The remaining assets and liabilities have been classified within Accrued and Other Liabilities as of December 31, 2009. As of December 31, 2009, the Brazilian operations

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

show remaining liabilities, primarily associated with tax matters, of $2.2 million for which the timing of resolution is uncertain.

On December 30, 2006, the Company committed to a plan to sell its South African operations. On February 5, 2007, the Company entered into an agreement to sell its South African subsidiaries. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with receipt of $13,800 net cash received at closing and a note payable May 2010 in the amount of 30,000 South African Rand and bearing 14% interest which was worth U.S. $3,200 at December 31, 2008. In April 2009, the note was settled and the Company recorded a gain of $1,933. The Company also recorded $522 of interest income in continuing operations related to this transaction.

On January 2, 2006, the Company completed the disposition of Soldaduras Soltec Limitada (“Soltec”) and Comercializadora Metalservice Limitada (“Metalservice”), both indirect wholly-owned subsidiaries which distribute cutting and welding equipment, to Soldaduras PCR Soltec Limitada, and Penta Capital de Riesgo S.A. On December 29, 2005, the Company completed the disposition of GenSet S.P.A. (“GenSet”), an indirect wholly-owned subsidiary.

The tables below set forth the net income (loss) related to the C&G, Brazil, South Africa, Soltec and Genset operations included in discontinued operations:

			South	Soltec/
	C&G	Brazil	Africa	Genset	Total

Twelve months ended December 31, 2009	$—	$1,118	$1,933	$—	$3,051
Twelve months ended December 31, 2008	(127)	349	—	(37)	185
Twelve months ended December 31, 2007	(1,258)	(2,067)	2,017	(663)	(1,971)

Selected balance sheet items for the discontinued operations classified as held for sale are as follows:

December 31, 2008

Cash	$585
Deposits on tax liabilities	331

$916

Tax liabilities, severance payable, and accrued closing costs	$5,266

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

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

	Balance at		Net
	Beginning	(Recovery)	Write-Offs &	Balance at End
	of Year	Provision	Adjustments	of Year

Allowance for Discounts and Doubtful Accounts
Year ended December 31, 2009	$900	1,139	(1,639)	400
Year ended December 31, 2008	1,000	284	(384)	900
Year ended December 31, 2007	2,385	(341)	(1,044)	1,000

In the fourth quarter of 2009, the Company wrote off a receivable from a Venezuelan-based customer in the amount of $1,287.

5.	Inventories

The composition of inventories at December 31 is as follows:

	December 31,	December 31,
	2009	2008

Raw materials and component parts	$25,410	$41,185
Work-in-process	4,216	5,340
Finished goods	53,272	70,473

	82,898	116,998
LIFO reserve	(8,517)	(14,519)

	$74,381	$102,479

The carrying value of inventories accounted for by the LIFO inventory method exclusive of the LIFO reserve was $61,395 at December 31, 2009 and $86,129 at December 31, 2008. The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

During 2009, inventory quantities were reduced below their levels in prior periods. The resulting liquidation of LIFO inventory costs computed based on lower prior years’ acquisition costs reduced the LIFO reserve and cost of sales by approximately $1,000. During 2009, the Company also experienced deflation in material costs which contributed to the reduction in the LIFO reserve. During 2008, the LIFO reserve increased $4,100 as the Company experienced inflation in its costs as contrasted with declines in costs during 2009.

The presentation of the composition of inventories has been revised for 2008 to reclassify certain amounts from work-in process to finished goods of approximately $6,900 to be consistent with the 2009 presentation.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant, and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	2009	2008

Land	$5,426	$4,608
Building	16,966	16,271
Machinery and equipment	79,377	73,275

	101,769	94,154
Accumulated depreciation	(55,082)	(46,653)

	$46,687	$47,501

In 2008, Leasehold improvements were incorrectly classified as Land and these amounts have been revised in this report. As a result, the prior year amount for Land has been reduced by $538 and the prior year amount for Building has been increased by the same amount.

Assets recorded under capitalized leases were $14,578 ($6,911 net of accumulated depreciation) and $12,780 ($6,436 net of accumulated depreciation) at December 31, 2009 and 2008, respectively.

7.	Intangible Assets

The composition of intangible assets at December 31 is as follows:

	December 31,	December 31,
	2009	2008

Goodwill	$187,818	$184,043
Patents and customer relationships	42,741	42,380
Trademarks	33,403	33,403

	263,962	259,826
Accumulated amortization of patents and customer relationships	(17,693)	(15,000)

	$246,269	$244,826

Amortization expense amounted to $2,693, $2,675, $2,921 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for patents and customer relationships is expected to be approximately $2,700 for each of the next five fiscal years.

Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The first step of the impairment test involves the comparison of our updated estimate of the enterprise fair value to the carrying amount. If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value. To estimate enterprise fair value, management relies primarily on its determination of the present value of expected future cash flows. Significant judgments and estimates about current and future conditions are used to estimate the fair value. In estimating future cash flows, management estimates future sales volumes, sales prices, changes in commodity costs and the weighted cost of capital. Management also considers market value comparables and the current market capitalization of the Company in determining whether an impairment exists. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could cause actual results to vary significantly from the estimates. The annual impairment analysis was completed in the fourth quarter, and no adjustment to the carrying value of goodwill was deemed necessary as of October 1, 2009 or December 31, 2009.

During the fourth quarter 2008, the stock price of Thermadyne reported on NASDAQ declined from $16.48 per share as of October 1, 2008 to $6.87 per share at December 31, 2008. During the nine months ended September 30,

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the stock price closed as low as $1.71 per share on March 11, 2009 and thereafter closed at $7.27 per share on December 31, 2009. It averaged $6.79 per share in December 2009. Stock price is an important consideration in management’s impairment assessment. If this assessment were based solely on the December 31, 2009 stock price of $7.27 per share and an assumed reasonable control premium, an impairment would not exist. The stock price averaged $7.81 per share in January 2010.

We believe the trading prices for our stock were abnormally disrupted due to extraordinary selling pressures from certain institutional investors who liquidated their operations late in 2008 and early in 2009 and the institutional investors who liquidated their positions in June 2009 with the removal of Thermadyne from the Russell 3000 Index. Consequently, in performing the impairment assessment, management shifted its relative weighting to rely primarily upon its determination of the present value of expected future cash flows to estimate fair value. In consideration of the recent declines in global business conditions, the expected future cash flows were updated quarterly during 2009 to reflect management’s ongoing re-assessment of the impact of these declines. The demand for the Company’s products has historically had a direct correlation with the performance of the steel industry. In developing our various assumptions, we utilized the findings of a study in December 2008 of the impacts on prices, volumes and the duration of the recessionary period for the steel industry during the five major recessions which have occurred since 1958. We also increased our assumed cost of capital in the revised five year forecasts based on the uncertain financial market conditions. For the purpose of this assessment, our assumed scenario for economic recovery in the steel industry over the future three year period was slower than any recession dating back to 1958. Based on the analyses, no impairment charges were recorded. If current global economic recessionary conditions or our economic results deteriorate from the assumptions in management’s analysis, the Company may be required to record an impairment.

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill

Balance as of December 31, 2007	$182,163
Increase in balance due to acquisitions	2,500
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(958)
Foreign currency translation	338

Balance as of December 31, 2008	184,043
Foreign currency translation	3,775

Balance as of December 31, 2009	$187,818

8.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations at December 31 is as follows:

	2009	2008

Working Capital Facility	$9,643	$32,531
Second Lien Facility	25,000	14,000
Issuance discount on Second Lien Facility	(1,703)	—
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	172,327	175,000
Capital leases	9,869	9,524
Other	1,888	2,990

	217,024	234,045
Current maturities and working capital facility	(18,558)	(34,591)

	$198,466	$199,454

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the schedule of principal payments of debt is as follows:

2010	$18,558
2011	2,536
2012	19,361
2013	2,063
2014	173,815
Thereafter	691

The 2010 principal payments include $6,000 payable with respect to 2009 under the Excess Cash Flow provision of the Senior Subordinated Notes as described below. This excludes additional note repurchase obligations, if any, that may result subsequent to 2010 from the “Excess Cash Flow” provision. The 2010 principal payments also include the outstanding balance of the Working Capital Facility.

Interest paid for each of the years ended December 31, 2009, 2008, and 2007 was $19,957, $21,906, and $25,423, respectively.

Working Capital Facility

Certain subsidiaries of the Company are borrowers under the Third Amended and Restated Credit Agreement dated June 29, 2007 as amended (the “Credit Agreement”), with General Electric Capital Corporation as agent and lender. The Credit Agreement: (i) matures on June 29, 2012; (ii) provides a revolving credit commitment of up to $70 million (the “Working Capital Facility”), which includes (a) an asset based facility and (b) an amortizing $10 million property, plant and equipment facility; (iii) provides for interest rate percentages applicable to the asset base; (iv) limits the senior leverage ratio to 2.75; (v) provides for an interest rate of 90-day LIBOR plus 4.00%; (vi) includes a prepayment fee of 2% if the Facility is terminated prior to June 27, 2010 or 1% prior to June 27, 2011; and (vii) includes a minimum fixed charge coverage ratio for the twelve-months ended June 30, 2009 and September 30, 2009 of 0.95 and 0.825, respectively, 1.00 for the quarter ended December 31, 2009 and 1.10 thereafter. With respect to the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, the calculation is based on the results for the three months, six months, and nine months periods ending on such dates, respectively. The calculation for quarters ending September 30, 2010 and thereafter is based on the twelve month periods then ending. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $10 million.

At December 31, 2009, $3,913 of letters of credit were outstanding under the Credit Agreement. Unused availability, net of these letters of credit, was $35,885 under the Working Capital Facility.

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

For the years ended December 31, 2009, 2008 and 2007, the Company’s weighted average interest rate on its short-term borrowings was 6.45%, 5.79%, and 8.31%, respectively.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 14, 2009, the Company entered into the 2009 Amended and Restated Second Lien Credit Agreement with the agent and the lenders party thereto (the “Amended Second Lien Agreement”). The Amended Second Lien Agreement refinanced the loans outstanding under the Second Lien Credit Agreement dated July 29, 2004. Under the Amended Second Lien Agreement, the Company issued a new $25,000 Second Lien Facility at 92.346% of the face amount, repaid the $14,000 balance of the Second Lien Facility and realized $9,000 of net proceeds. The maturity date was extended from November 7, 2010 to November 30, 2012, and certain assets of the Company’s Australian subsidiaries were added as collateral for the loans. The Agreement permits a single prepayment of as much as $14,000 beginning April 1, 2010 through August 30, 2010 in lieu of repurchasing outstanding Senior Subordinated Notes with excess cash flow, and prepayment of the balance beginning August 30, 2010. The applicable interest rate was changed to, at the Company’s option, (a) the greater of LIBOR or 6%, plus 6% or (b) the greater of the prime rate, the federal funds rate plus one half of 1.00% or 6%, plus 6%. At issuance and through December 31, 2009, the interest rate payable is 12%, and the effective interest rate, including amortization of the issuance discount, is 15%. The lenders under the previous Second Lien Credit Agreement and additional entities each became lenders under the Amended Second Lien Agreement.

Covenant Compliance

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

At December 31, 2009, the Company was in compliance with its financial covenants and the Company expects to remain in compliance. The Company has funding for its debt repayment obligations and for its capital expenditure commitments and will not proceed with other planned capital expenditures unless in compliance with the fixed charge coverage covenant of the Working Capital Facility. To reduce expenses to the current levels, actions were implemented in 2009 which included layoffs of production personnel, reduction of the global salaried work force, deferral of salary increases, and broad based efforts to reduce discretionary spending. The Company anticipates it will maintain a level of expenses aligned with the current reduced sales volumes.

Senior Subordinated Notes

The Company is the issuer of $175,000 in aggregate principal of 9.25% Senior Subordinated Notes due in 2014 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). Interest accrues at the rate of 9 1/4% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. The Senior Subordinated Notes contain customary covenants and events of default, including covenants

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that limit the Company’s ability to incur debt, pay dividends and make certain investments. Upon a change of control, as defined in the Indenture, each holder of our Senior Subordinated Notes has the right to require us to purchase the Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest. Under the Indenture, a “change of control” occurs if any person other than Angelo, Gordon & Co., L.P. and its affiliates becomes the direct or indirect beneficial owner of more than 35% of the total voting power of our capital stock then outstanding and entitled to vote in the election of our directors, and Angelo, Gordon & Co., L.P. beneficially owns a lesser percentage of the total voting power of our voting capital stock than the acquiring person and does not have the right or ability by voting power, contract or otherwise, to elect or designate for election a majority of our board of directors. Subject to certain conditions we must annually use our “Excess Cash Flow” (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the Senior Subordinated Notes pursuant to which we will offer to repurchase outstanding Senior Subordinated Notes at a purchase price of 101% of their principal amount. The “Excess Cash Flow” amount for 2009 was $6,000, and we will repay this amount of Second Lien borrowings on or before April 15, 2010 in satisfaction of this obligation under the Indenture. The Indenture provides for the payment of additional Special Interest. The Special Interest is subject to adjustment based on the consolidated leverage ratio. If the leverage ratio exceeds 6.5 the incremental interest is 2.25% and increases to 2.75% if the consolidated leverage ratio increases to 7.0. The Special Interest declines to 1.75 if the leverage ratio is less than 6.5, to 1.25% if the leverage ratio is less than 6.0, to .75% if the leverage ratio is less than 4.0, to .25% if the leverage ratio is less than 3.5 and declines to 0% if leverage ratio is less than 3.0. The quarterly Special Interest Adjustment calculated as of December 31, 2009, based on the leverage ratio, as defined, was 2.25% and is effective as of April 1, 2010.

The Notes are redeemable at the Company’s option during the 12 month periods beginning on February 1, 2009 at 104.625%, February 1, 2010 at 103.083%, February 1, 2011 at 101.542%, and after February 1, 2012 at 100% of the principal amount thereof.

In December 2009, the Company purchased $2,673 of Notes in open market transactions at 95% of the face amount and retired such Senior Subordinated Notes.

Parent Company Financial Information

Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability for the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At December 31, 2009 and December 31, 2008, the only asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the only liabilities were the $172,327 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation except as shown in Note 20, Condensed Consolidating Financial Statements.

9.	Derivative Instrument

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. On February 1, 2009, the swap arrangement was terminated by the counterparty pursuant to terms of the arrangement and a $3,000 payment was received by the Company in conjunction with this termination. The Company recorded a fair value adjustment to the portion of its Senior Subordinated Notes that was hedged and this effect is amortized as a reduction of interest expense over the remaining term of the Senior Subordinated Notes.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt:  The carrying values of the obligations outstanding under the Working Capital Facility, the Second Lien Facility and other long-term obligations, excluding the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The Company’s Senior Subordinated Notes traded at 95% and 56% at December 31, 2009, and 2008, respectively, based on available market information.

11.	Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009 are as follows:

	Capital	Operating
	Leases	Leases

2010	$3,374	$6,832
2011	2,737	5,262
2012	2,076	4,628
2013	1,908	4,389
2014	1,593	4,129
Thereafter	702	8,394

Total minimum lease payments	12,390	$33,634

Amount representing interest	(2,521)

Present value of net minimum lease payments, including current obligations of $2,452	$9,869

Rent expense under operating leases amounted to $8,937, $8,712, and $8,638 for each of the years ended December 31, 2009, 2008, and 2007, respectively.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Pretax income (loss) from continuing operations was allocated under the following jurisdictions:

	Year Ended December 31,
	2009	2008	2007

Domestic loss	$(5,272)	$(1,351)	$(3,076)
Foreign income	9,060	23,963	19,227

Income from continuing operations before income taxes	$3,788	$22,612	$16,151

The provision (benefit) for income taxes for continuing operations is as follows:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(242)	$583	$160
Foreign	3,976	6,451	6,220
State and local	17	219	(124)

Total current	3,751	7,253	6,256
Deferred	(1,094)	4,836	(741)

Income tax provision (benefit) — continuing operations	$2,657	$12,089	$5,515

The composition of deferred tax assets and liabilities at December 31 is as follows:

	2009	2008

Deferred tax assets:
Post-employment benefits	$461	$2,571
Accrued liabilities	3,291	5,139
Other	1,230	597
Fixed assets	319	740
Net operating loss carryforwards-foreign and U.S.	60,431	57,640

Total deferred tax assets	65,732	66,687
Valuation allowance for deferred tax assets	(43,141)	(42,965)

Net deferred tax assets	22,591	23,722

Deferred tax liabilities:
Intangibles	(16,343)	(16,916)
Inventories	(3,047)	(4,072)
Other	(5,819)	(1,191)
Investment in subsidiary	(49,696)	(49,526)

Total deferred tax liabilities	(74,905)	(71,705)

Net deferred tax assets (liabilities)	$(52,314)	$(47,983)

Income taxes paid during each of the years ended December 31, 2009, 2008 and 2007 were $5,924, $7,270, and $4,507, respectively.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income excluding the gain on reorganization and adoption of fresh-start accounting as a result of the following differences:

	Year Ended December 31,
	2009	2008	2007

Tax at U.S. statutory rates	$1,326	$7,914	$5,653
Foreign deemed dividends (Section 956)	2,101	2,366	3,998
Nondeductible expenses and other exclusions	(599)	(26)	351
Valuation allowance for deferred tax benefits	—	21	—
Foreign Currency on Gain on Previously Taxed Income Distribution	—	572	—
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	300	(950)	(1,608)
State income taxes	(24)	201	(3,646)
Change in basis difference in investment of subsidiary	(447)	1,991	767

Income tax provision (benefit)	$2,657	$12,089	$5,515

As of December 31, 2009, the Company has net operating loss carryforwards from the years 1998 through 2009 available to offset future U.S. taxable income of approximately $152,000. The Company has recorded a related deferred tax asset of approximately $60,000 with a $43,000 valuation allowance, given the uncertainties regarding utilization of these net operating loss carryforwards. The net operating losses in the U.S. will expire between the years 2018 and 2029. Assumed tax planning strategies related to inventories and intangible assets reduce the valuation allowance by $17,000 as of December 31, 2009. The Company adopted Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” effective January 1, 2009. This establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. After adoption of this pronouncement, the benefit of net operating loss carryovers reduces income tax expense as the carryovers are utilized.

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

The Company’s policy is to include both interest and penalties on underpayments of income taxes in its income tax provision. This policy was continued after the adoption of FIN 48. At January 1, 2009, the total interest accrued was $265. At December 31, 2009 the total interest accrued was $245. No penalties were accrued for either date by the Company.

The adoption of FIN 48 in 2007 did not result in a significant adjustment to the opening balance in the Company’s Reserve for Uncertain Tax Positions. A reconciliation of the reserve for 2008 is as follows:

	2009	2008	2007

Balance at January 1	$1,731	$2,099	$7,520
Additions based on tax positions related to the current year	100	186	290
Reductions for tax positions of prior years	(361)	(554)	(5,711)

Balance at December 31	$1,470	$1,731	$2,099

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $361 of reductions for 2009 reduced the 2009 income tax provision expense. The Company does not expect to make payments related to the Reserve for Uncertain Tax Positions in the next twelve months.

The Company’s U.S. federal income tax returns for tax years 2006 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for 2005 through 2009 remain subject to examination by various state taxing authorities. The Company’s significant foreign subsidiaries’ local country tax filings remain open to examination as follows: Australia (2005-2009), Canada (2004-2009), United Kingdom (2003-2009) and Italy (2002-2009). No extensions of the various statutes of limitations have currently been granted.

The Company’s foreign subsidiaries have undistributed earnings at December 31, 2009 of approximately $36,000. The Company has recognized the estimated U.S. income tax liability associated with approximately $27,000 of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to withholding taxes payable to the various foreign countries estimated as $1,500.

13.	Contingencies

The Company and certain of its wholly-owned subsidiaries are defendants in various legal actions, primarily related to product liability. At December 31, 2009, the Company was co-defendant in 347 cases alleging manganese-induced illness. Manganese is an essential element of steel and is contained in all welding filler metals. The Company is one of a large number of defendants. The claimants allege that exposure to manganese contained in welding filler metals cause the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. As of December 31, 2009, 144 of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the North District of Ohio. Between June 1, 2003 and December 31, 2009, the Company was dismissed from 1,135 similar cases. To date the Company has made no payments or settlements to plaintiffs for these allegations. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is party to certain environmental matters, although no claims are currently pending. Any related obligations are not expected to have a material effect on the Company’s business or financial condition or results of operations.

The Company has initiated a comprehensive review of its compliance with foreign and U.S. duties requirements in light of the assessments by a foreign jurisdiction in the third quarter of 2009. It is premature to assess the ultimate resolution of the compliance review but management believes it will not have a material adverse effect on the Company’s business or financial condition.

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

14.	Stock Options and Stock-Based Compensation

The Company utilizes the modified prospective method of accounting for stock compensation, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. For the year ended December 31, 2009, stock compensation cost included in selling, general and administrative expense was a net credit of $579 due to the failure to achieve required performance targets and the resulting reversals of prior performance-based accruals. This compares to expense of $1,362 and $1,586 for the years ended December 31, 2008 and 2007, respectively. The compensation cost was

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated using fair market value of the Company’s stock on the grant date. Options granted are valued using the Black-Scholes valuation model. Restricted stock grants are valued at the closing price on the grant date.

As of December 31, 2009, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $445 and the weighted average period over which this amount is expected to be recognized was approximately 2.1 years.

No significant modifications to equity awards occurred during the fiscal year ending December 31, 2009.

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

The 2004 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted in May 2004 for the Company’s employees. Up to 1.478 million shares of the Company’s common stock with a maximum contractual term of 10 years may be issued pursuant to awards granted by the Compensation Committee under the Stock Incentive Plan. The Stock Incentive Plan provides for the grant of (a) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, (b) non-statutory stock options, (c) stock appreciation rights (“SARs”), (d) restricted stock, (e) stock units and (f) performance awards. Under the grants awarded pursuant to the Company’s 2004 Stock Incentive Plan, unvested options terminate immediately upon the employee’s resignation or retirement. In May 2008, the Plan was amended and the number of shares authorized for issuance was increased from 1.478 million shares to 1.978 million shares.

The Company awarded 40,000 options under the Directors Plan during 2009. The weighted-average grant-date fair value was $2.71. One-third of these grants vested at December 31, 2009 and the remaining will vest equally on the first and second anniversaries of the grant date. In addition during 2009, the Company awarded 69,653 options under the Stock Incentive Plan with weighted-average grant-date fair value of $1.21 and which generally vest ratably over three years.

As of December 31, 2009, 1,190,578 options to purchase shares were issued and outstanding under the Directors’ Plan, the Stock Incentive Plan and other specific agreements. In addition, restricted stock grants to employees totaling 383,628 shares were outstanding at December 31, 2009 with vesting determined in 2010, 2011, 2012, and 2013 based on performance goals related to return on invested operating capital.

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

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the time of grant. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the three-year vesting period based on the number of options that are expected to ultimately vest.

The following table presents the assumptions used in valuing options granted during the twelve months ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Weighted average fair value	$1.75	$6.75	$6.02
Assumptions used:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.48%	41.12%	38.22%
Risk-free interest rate	2.81%	3.44%	4.51%
Expected life	6.5 years	6.5 years	6 years

A summary of option activity for the year ended December 31, 2009 is presented in the following table:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Non-Vested Stock Options	Shares	Price	Term	Value

Non-vested options outstanding at January 1, 2009	611,927
Granted	109,653
Vested	(89,069)
Forfeited or expired	(93,907)

Non-vested options outstanding at December 31, 2009	538,604	$12.19	6.4	$206

Total Employee and Director Stock Options
Options outstanding at January 1, 2009	1,249,497	$13.61
Granted	109,653	$4.99
Exercised	—
Forfeited or expired	(168,572)	$14.31

Options outstanding at December 31, 2009	1,190,578	$12.72	5.5	$239

Vested options exercisable at December 31, 2009	651,974	$13.15	4.9	$33

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $0, $1,702 and $279, respectively. The total grant date fair value of stock options vested during the year ended December 31, 2009 was $537.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of stock options outstanding as of December 31, 2009:

	Number of	Remaining Life	Shares
	Options	(In Years)	Exercisable

Options outstanding:
Exercise Price below $10.00	107,353	9.3	15,833.0
Exercise Price between $10.00 and $12.99	312,267	5.6	223,011.0
Exercise Price between $13.00 and $14.99	425,610	4.4	262,084.0
Exercise Price between $15.00 and $17.00	345,348	6.8	151,046.0

	1,190,578		651,974

15.	Earnings (Loss) Per Share

The calculation of income (loss) per share follows:

	Year Ended December 31,
	2009	2008	2007

Numerator:
Income (loss) applicable to common shares
Continuing operations	$1,131	$10,523	$10,636
Discontinued operations	3,051	185	(1,971)

Net income	$4,182	$10,708	$8,665

Denominator:
Weighted average shares for basic earnings per share	13,528,996	13,434,609	13,353,742
Dilutive effect of stock options	6,124	126,245	77,631

Weighted average shares for diluted earnings per share	13,535,120	13,560,854	13,431,373

Basic income (loss) per share amounts:
Continuing operations	$0.08	$0.79	$0.80
Discontinued operations	0.23	0.01	(0.15)

Net income per share	$0.31	$0.80	$0.65

Diluted income (loss) per share amounts:
Continuing operations	$0.08	$0.78	$0.79
Discontinued operations	0.22	0.01	(0.15)

Net income per share	$0.30	$0.79	$0.64

The calculation of weighted average shares for the years ended December 31, 2009, 2008, and 2007 excludes common shares of 1.5 million, 1.4 million, and 1.5 million stock options and restricted stock, respectively, because their effect was considered to be antidilutive or performance conditions had not been satisfied.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Benefit Plans

401(k) Retirement Plan.  The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. At its discretion, the Company can make a base contribution of 1% of each employee’s compensation and an additional contribution equal to as much as 4% of the employee’s compensation. At the employee’s discretion, an additional 1% to 15% voluntary employee contribution can be made. The Plan was revised effective April 1, 2009 such that the Company matching contributions are discretionary and determined as of year end based on Company financial performance. Total expense for this plan was approximately $388, $1,231, and $1,459 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Pension Plans.  The Company’s subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989 (the “Retirement Plan”). All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.

Other Postretirement Benefits.  The Company has a retirement plan covering certain salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care in the year incurred.

The Company’s postretirement health care plan provided coverage for retirees and active employees who had attained age 62 and completed 15 years of service as of December 31, 2005. During the quarter ended September 30, 2009, the Company terminated its commitments to provide future supplemental medical benefits for certain retirees. As a result, the Company recorded a settlement gain totaling $5,863 in 2009 that reduced previously recorded liabilities by $4,523 and related amounts recorded in Other Comprehensive Income by $1,340.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Components of the net periodic benefit cost:
Interest cost	$1,283	$1,245	$273	$433
Expected return on plan assets	(938)	(1,461)	—	—
Amortization of net (gain) or loss	644	—	(312)	(226)
Settlement gain	—	—	(5,863)	—

Benefit cost (credit)	$989	$(216)	$(5,902)	$207

Other changes in plan assets and benefit obligations recognized in other comprehensive income (OCI):
Net (gain) or loss	$(675)	$6,978	$1,825	$(1,173)

Total recognized in other comprehensive income	$(675)	$6,978	$1,825	$(1,173)

Total recognized in net periodic postretirement cost and OCI	$313	$6,762	$(4,077)	$(965)

Estimated amortizations from the AOCI into net periodic postretirement benefit cost over the next fiscal year:
Amortization of net (gain) or loss	$587	$644	$(254)	$(367)

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Dec. 31, 2009	Dec. 31, 2008

1-Percentage point increase
Effect on total service and interest cost	$30	$37
Effect on postretirement benefit obligation	$74	$473
1-Percentage point decrease
Effect on total service and interest cost	$(26)	$(32)
Effect on postretirement benefit obligation	$(68)	$(418)

The measurement date used to determine pension and other postretirement measurements for the plan assets and benefit obligations is December 31. The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other post-retirement benefit plans as recognized in the consolidated balance sheets for the years ended December 31, 2009 and 2008:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$21,147	$21,327	$6,488	$7,557
Interest Cost	1,283	1,245	273	433
Participant contributions	—	—	144	474
Settlement gain	—	—	(4,523)
Actuarial (gain) loss	1,685	(280)	173	(1,399)
Benefits paid	(1,189)	(1,145)	(472)	(577)

Benefit obligation at end of year	$22,926	$21,147	$2,083	$6,488

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Change in plan assets:
Fair value of plan assets at beginning of year	$12,180	$18,248	$—	$—
Actual return on plan assets	2,655	(5,797)	—	—
Employer contributions	316	874	328	103
Participant contributions	—	—	144	474
Benefits paid	(1,189)	(1,145)	(472)	(577)

Fair value of plan assets at end of year	$13,962	$12,180	$—	$—

Funded status of the plan (underfunded)	$(8,964)	$(8,967)	$(2,083)	$(6,488)
Amounts recognized in the balance sheet:
Current liabilities	$—	$—	$(273)	$(645)
Noncurrent liabilities	(8,964)	(8,967)	(1,810)	(5,843)

Net amount recognized	$(8,964)	$(8,967)	$(2,083)	$(6,488)

Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$7,455	$8,130	$(2,683)	$(4,508)

Accumulated other comprehensive income	$7,455	$8,130	$(2,683)	$(4,508)

Accumulated Benefit Obligation	$22,926	$21,147	N/A	N/A

Weighted-average assumptions used to determine benefit obligations:
Measurement date	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008
Discount rate	5.70%	6.25%	5.70%	6.25%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate assumed for next year	N/A	N/A	7.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2012	2012
Weighted-average assumptions used to determine net periodic postretirement benefit cost:
Measurement date	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2007
Discount rate	6.25%	6.00%	6.25%/5.75%*	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	0.00%	0.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate assumed for next year	N/A	N/A	8.00%	9.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2012	2012

*	As of July 31, 2009, a discount rate of 5.75% was used for the settlement gain/loss.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The defined benefit pension plan’s weighted average asset allocations by asset category at December 31, 2009 and 2008 are as follows:

	Target
	2010	2009	2008

Equity securities	60%	57%	51%
Debt securities	30%	33%	40%
Real Estate	10%	10%	9%

Total	100%	100%	100%

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

The following table sets forth the pension plans’ assets by level within the fair value hierarchy:

	Penison Plan’s Assets at Fair Value as of December 31, 2009
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total

Cash and cash equivalents	$1,565		$965
Mutual Funds	7,321		7,921
Trust Funds		5,076	5,076

	$8,886	$5,076	$13,962

Accounting literature classifies the inputs used to measure fair value into the following hierarchy:

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

The required funding to the Retirement Plan for the year ending December 31, 2010 is approximately $1,500.

The following table presents the benefits expected to be paid in the next ten fiscal years:

		Other
	Pension	Postretirement
Year	Benefits	Benefits

2010	$1,299	$273
2011	$1,344	$260
2012	$1,390	$245
2013	$1,454	$230
2014	$1,544	$214
Next 5 years	$8,392	$855

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Plans.  The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed. Pension benefits are actuarially determined and are funded through mandatory participant contributions and the Company’s actuarially determined contributions. The Company made contributions to the Fund of $385, $191 and $226 for the years ended December 31, 2009, 2008, and 2007, respectively. The assets at December 31, 2009 were $3,307 and the liabilities at December 31, 2008 were $1,863. The assets or liabilities are not included in the table above or in the balance sheet, as the Company has no legal right to amounts included in this fund. In addition, upon dissolution of the Fund, any excess funds are required to be allocated to the participants as determined by the actuary. Accordingly, the Company accounts for this fund as a defined contribution plan. The actuarial assumptions used to determine the Company’s contribution, the funded status, and the retirement benefits are consistent with previous years.

The Company’s Canadian subsidiary has a defined benefit pension plan for which the Company recognized $109 and $133 of pension expense in 2009 and 2008, respectively. The Company made contributions to the plan of $487 and $237 for the years ended December 31, 2009 and 2008, respectively. The plan assumes future earnings on assets of 7.5% and benefit obligations are discounted at 5.5% in 2009 and 7.0% in 2008. In summary, the plan consists of the following:

	2009	2008

Projected Benefit Obligation	$3,334	$2,304
Plan Assets	3,110	2,051

Unfunded Projected Benefit Obligation	$224	$253

Accumulated Other Comprehensive Income	$477	$120

Stock Purchase Plan.  The Company adopted an employee stock purchase plan effective during the third quarter of 2005 that allows any eligible employee to purchase from the Company shares of the Company’s common stock at the end of each quarter at 95% of the market price at the end of the quarter. For the year ended December 31, 2009 and 2008, 30,300 and 10,700 shares, respectively, were purchased under this plan.

17.	Segment Information

The Company’s continuing operations are comprised of several product lines manufactured and sold in various geographic locations. The market channels and end users for products are similar. The production processes are shared across the majority of the products. Management evaluates performance and allocates resources on a combined basis and not as separate business units or profit centers. Accordingly, management has concluded the Company operates in one reportable segment.

Geographic Information

Reportable geographic regions are the Americas (United States, Canada, Mexico, Latin America and South America), Europe/Middle East and Australia/Asia. Summarized financial information concerning the Company’s geographic segments for its continuing operations is shown in the following tables:

	Year Ended December 31,
	2009	2008	2007
Net Sales:
U.S.	$193,435	$285,167	$292,560
International:
Australia	70,420	90,888	81,633
Other	83,800	140,853	119,782

	154,220	231,741	201,415

Total	$347,655	$516,908	$493,975

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2009	2008

Identifiable Assets (excluding working capital and intangibles):
Americas	$40,365	$44,992
Asia-Pacific	8,043	6,958
Europe/Middle East	1,844	2,182

	$50,252	$54,132

Product Line Information

The Company sells a variety of products, substantially all of which are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals in various applications including construction, oil, gas rig and pipeline construction, repair and maintenance of manufacturing equipment, and shipbuilding. The following table shows sales from continuing operations for each of the Company’s key product lines:

	Year Ended December 31,
	2009	2008	2007

Gas equipment	$122,370	$191,256	$182,771
Filler metals including hardfacing	78,952	98,213	88,915
Arc accessories including torches, related consumable parts and accessories	60,332	98,212	103,735
Plasma power supplies, torches and related consumable parts	52,872	77,536	69,157
Welding equipment	33,129	51,691	49,397

	$347,655	$516,908	$493,975

18.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008. All amounts presented below have been adjusted for the Company’s discontinued operations as described in Note 3 — Discontinued Operations.

In the third quarter of 2009, the Company terminated commitments to provide future supplemental medical benefits for certain retirees. The Company reduced recorded liabilities and accumulated other comprehensive income by a combined $7,150 and recorded a settlement gain of $7,150. Subsequent to the third quarter management has determined that $1,287 of the gain should not be recognized in income but reflected in shareholders’ equity as accumulated other comprehensive income to be recognized over an estimated six to seven year period. Accordingly, the gain previously recognized in the third quarter of 2009 has been revised from $7,150 to $5,863 with a corresponding increase in the accumulated other comprehensive income account. The adjustment of the settlement gain did not impact the amount of the reduction in the benefits payable or the consolidated statements of cash flows as previously reported. Management believes the revision of the third quarter presentation is appropriate and immaterial.

The quarters of 2009 reflect several unusual adjustments. Expenses related to severance and reorganization costs of $1,309, $1,377, and $832 were recorded in the first, third, and fourth quarters of 2009, respectively. The third quarter of 2009 included a $1,000 charge for customs duties assessed by a foreign jurisdiction relative to prior years. The fourth quarter of 2009 included $1,100 charge for the write off of bad debts from an uncollectible receivable from a Venezuelan-based customer.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31	June 30	September 30	December 31

2009
Continuing Operations:
Net sales	$83,311	$84,805	$89,501	$90,038
Gross profit	21,360	24,945	28,795	28,694
Operating income	1,247	6,005	6,355	6,073
Settlement of retiree medical obligations			5,863
Income (loss) applicable to common shares:
Continuing operations	(2,496)	582	3,726	(681)
Discontinued operations	—	1,933	1,118	—

Net income	$(2,496)	$2,515	$4,844	$(681)

Basic income (loss) per share applicable to common shares:
Continuing operations	$(0.18)	$0.04	$0.27	$(0.05)
Discontinued operations	—	0.14	0.09	—

Net income	$(0.18)	$0.18	$0.36	$(0.05)

Diluted income (loss) per share applicable to common shares:
Continuing operations	$(0.18)	$0.04	$0.27	$(0.05)
Discontinued operations	—	0.14	0.08	—

Net income	$(0.18)	$0.18	$0.35	$(0.05)

	March 31	June 30	September 30	December 31

2008
Continuing Operations:
Net sales	$130,767	$142,135	$139,373	$104,633
Gross profit	42,279	47,167	43,896	25,711
Operating income	14,109	16,772	12,881	172
Income (loss) applicable to common shares:
Continuing operations	4,717	6,245	3,038	(3,477)
Discontinued operations	(192)	(283)	(320)	980

Net loss	$4,525	$5,962	$2,718	$(2,497)

Basic income (loss) per share applicable to common shares:
Continuing operations	$0.35	$0.47	$0.22	$(0.25)
Discontinued operations	(0.01)	(0.03)	(0.02)	0.07

Net loss	$0.34	$0.44	$0.20	$(0.18)

Diluted income (loss) per share applicable to common shares:
Continuing operations	$0.35	$0.47	$0.22	$(0.26)
Discontinued operations	(0.01)	(0.03)	(0.02)	0.07

Net loss	$0.34	$0.44	$0.20	$(0.19)

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Restructuring and Other Charges

As of December 31, 2008, the company accrued restructuring charges of $3,600 for severance related expenses payable to approximately 110 salaried employees whose positions were eliminated in connection with cost reduction efforts in response to economic and market uncertainties. At that time, this initiative reduced the salaried work force approximately 13%. As a result, the Company reduced annual compensation and benefit costs by approximately $7,500. The majority of the severance costs were paid in the first and second quarters of 2009.

In the first quarter of 2009, the Company offered a voluntary retirement program and accrued restructuring charges for $1,300 in separation pay and COBRA benefits payable under the program. Approximately 50 employees elected to participate. As a result, the Company reduced annual compensation and benefit costs by approximately $3,100. The amounts have been substantially paid through August 2009.

Subsequent to the first quarter, the Company recorded additional restructuring charges of $2,400 for severance expenses. The charges relate to manufacturing personnel placed on permanent lay-off status, salaried positions eliminated in connection with further organizational restructurings and additional personnel electing to participate in the voluntary retirement program initiated in the first quarter. These actions affected approximately 240 employees, and the Company expects to reduce annual compensation and benefit costs by approximately $5,500.

20.	Subsequent Events

On February 23, 2010, Thermadyne Holdings Corporation (the “Company”), its domestic subsidiaries and certain of its foreign subsidiaries amended its Working Capital Facility and Second Lien Credit Agreements. The amendments are intended to facilitate the purchase of equipment and building improvements in existing manufacturing facilities during 2010 through the use of existing funds and financing arrangements. In addition, the amendments provide added flexibility for the repatriation of funds from foreign subsidiaries and the reinvestment of funds in foreign locations. The changes to the agreements have been reflected in the description of the working capital facility and second lien facility credit agreements presented in Note 8 — Debt and Capital Lease Obligations.

Subsequent events were evaluated through March 9, 2010, the date these financial statements were issued.

21.	Condensed Consolidating Financial Statements

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

In connection with the Amended Credit Agreement, the Company’s foreign subsidiaries in Australia and Canada also guaranteed the Company’s $175,000 9.25% Senior Subordinated Notes.

The following financial information presents the guarantors and non-guarantors of the 9.25% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$11,740	$3,146	$—	$14,886
Accounts receivable, net	—	50,422	6,167	—	56,589
Inventories	—	66,205	8,176	—	74,381
Prepaid expenses and other	—	7,714	1,541	—	9,255
Deferred tax assets	—	3,008	—	—	3,008

Total current assets	—	139,089	19,030	—	158,119
Property, plant and equipment, net	—	43,233	3,454	—	46,687
Goodwill	—	187,818	—	—	187,818
Intangibles, net	—	50,737	7,714	—	58,451
Other assets	2,019	1,851	—	—	3,870
Investment in and advances to subsidiaries	225,881	—	—	(225,881)	—

Total assets	$227,900	$422,728	$30,198	$(225,881)	$454,945

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$9,643	$—	$—	$9,643
Current maturities of long-term obligations	463	8,239	213	—	8,915
Accounts payable	—	6,953	2,645	—	9,598
Accrued and other liabilities	—	19,275	3,844	—	23,119
Accrued interest	7,527	81	—	—	7,608
Income taxes payable	—	896	(191)	—	705
Deferred tax liability	—	2,793	—	—	2,793

Total current liabilities	7,990	47,880	6,511	—	62,381
Long-term obligations, less current maturities	172,327	25,569	570	—	198,466
Deferred tax liabilities	—	52,835	—	—	52,835
Other long-term liabilities	1,426	11,430	615	—	13,471
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	188,791	—	—	—	188,791
Accumulated deficit	(65,062)	54,870	(67,783)	12,912	(65,063)
Accumulated other comprehensive income (loss)	3,929	(22,636)	(6,312)	28,948	3,929

Total shareholders’ equity (deficit)	127,793	32,234	(74,095)	41,860	127,792
Net equity (deficit) and advances to / from subsidiaries	(81,636)	252,780	96,597	(267,741)	—

Total liabilities and shareholders’ equity (deficit)	$227,900	$422,728	$30,198	$(225,881)	$454,945

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$355,864	$29,111	$(37,320)	$347,655
Cost of goods sold	—	259,473	22,433	(38,045)	243,861

Gross margin	—	96,391	6,678	725	103,794
Selling, general and administrative expenses	(578)	74,870	7,174	—	81,466
Amortization of intangibles	—	2,693	—	—	2,693
Net periodic postretirement benefits	—	(45)	—	—	(45)

Operating income (loss)	578	18,873	(496)	725	19,680
Other income (expense):
Interest, net	(17,176)	(3,750)	76	—	(20,850)
Amortization of deferred financing costs	(531)	(521)	—	—	(1,052)
Equity in net income (loss) of subsidiaries	21,164	—	—	(21,164)	—
Settlement of retiree medical obligations	—	5,863	—	—	5,863
Other	147	—	—	—	147

Income (loss) from continuing operations before income tax provision and discontinued operations	4,182	20,465	(420)	(20,439)	3,788
Income tax provision	—	2,089	568	—	2,657

Income (loss) from continuing operations	4,182	18,376	(988)	(20,439)	1,131
Gain from discontinued operations, net of tax	—	1,954	1,097	—	3,051

Net income (loss)	$4,182	$20,330	$109	$(20,439)	$4,182

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)
YEAR ENDED DECEMBER 31, 2008

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$589,422	$49,774	$(122,288)	$516,908
Cost of goods sold	—	443,662	36,792	(122,599)	357,855

Gross margin	—	145,760	12,982	311	159,053
Selling, general and administrative expenses	180	104,364	7,578	—	112,122
Amortization of intangibles	—	2,675	—	—	2,675
Net periodic postretirement benefits	—	322	—	—	322

Operating income (loss)	(180)	38,399	5,404	311	43,934
Other income (expense):
Interest, net	(16,125)	(4,121)	(58)	—	(20,304)
Amortization of deferred financing costs	(500)	(438)	—	—	(938)
Equity in net income (loss) of subsidiaries	27,513	—	—	(27,513)	—
Other	—	(37)	(43)	—	(80)

Income (loss) from continuing operations before income tax provision and discontinued operations	10,708	33,803	5,303	(27,202)	22,612
Income tax provision	—	10,569	1,520	—	12,089

Income (loss) from continuing operations	10,708	23,234	3,783	(27,202)	10,523
Loss from discontinued operations, net of tax	—	—	185	—	185

Net income (loss)	$10,708	$23,234	$3,968	$(27,202)	$10,708

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2007

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$557,801	$29,338	$(93,164)	$493,975
Cost of goods sold	—	411,673	21,225	(93,276)	339,622

Gross margin	—	146,128	8,113	112	154,353
Selling, general and administrative expenses	1,609	99,527	4,897	—	106,033
Amortization of intangibles	—	2,921	—	—	2,921
Net periodic postretirement benefits	—	1,087	—	—	1,087

Operating income (loss)	(1,609)	42,593	3,216	112	44,312
Other income (expense):
Interest, net	(18,731)	(8,146)	78	—	(26,799)
Amortization of deferred financing costs	(500)	(944)	—	—	(1,444)
Equity in net income (loss) of subsidiaries	29,505	—	—	(29,505)	—
Minority interest	—	82	—	—	82

Income (loss) from continuing operations before income tax provision and discontinued operations	8,665	33,585	3,294	(29,393)	16,151
Income tax provision (benefit)	—	3,646	1,869	—	5,515

Income (loss) from continuing operations	8,665	29,939	1,425	(29,393)	10,636
Loss from discontinued operations, net of tax	—	—	(1,971)	—	(1,971)

Net income (loss)	$8,665	$29,939	$(546)	$(29,393)	$8,665

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009

	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$4,369	$36,640	$1,513	$(20,439)	$22,083

Cash flows from investing activities:
Capital expenditures	—	(7,669)	(26)	—	(7,695)
Proceeds from sales of assets	—	—	—	—	—
Other	—	(264)	(97)	—	(361)

Net cash used in investing activities	—	(7,933)	(123)	—	(8,056)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	8,923	—	—	8,923
Repayments under Working Capital Facility	—	(31,811)	—	—	(31,811)
Repurchase of Notes	(2,632)				(2,632)
Borrowings of Second-Lien Facility and other		25,075	—	—	25,075
Repayments of Second-Lien Facility and other	1,565	(17,111)	(277)	—	(15,823)
Stock compensation expense	(579)	—	—	—	(579)
Exercise of employee stock purchases	114	—	—	—	114
Changes in net equity and advances to / from discontinued operations	(5,150)	(9,031)	(3,719)	20,439	2,539
Termination payment from derivative counterparty	2,313	—	—	—	2,313
Other	—	(925)	—	—	(925)

Net cash provided by (used in) financing activities	(4,369)	(24,880)	(3,996)	20,439	(12,806)

			—
Effect of exchange rate changes on cash and cash equivalents	—	1,612	137	—	1,749

Net cash provided by (used in) continuing operations	—	5,439	(2,469)	—	2,970

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	337	—	337
Net cash provided by sales of discontinued operations	—	—	1,783	—	1,783
Advances from (to) continuing operations	—	—	(2,933)	—	(2,933)
Effect of exchange rate changes on cash and cash equivalents	—	—	228	—	228

Net cash used in discontinued operations	—	—	(585)	—	(585)

Total increase (decrease) in cash and cash equivalents	—	5,439	(3,054)	—	2,385
Total cash and cash equivalents beginning of period	—	6,301	6,200	—	12,501

Total cash and cash equivalents end of period	$—	$11,740	$3,146	$—	$14,886

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$9,765	$29,800	$4,666	$(27,203)	$17,028

Cash flows from investing activities:
Capital expenditures	—	(15,071)	2,295	—	(12,776)
Proceeds from sales of assets	—	—	500	—	500
Purchase of minority interest			(838)		(838)
Purchase of outside interest in joint venture	—	—	(3,055)	—	(3,055)
Other	(253)	(67)	(437)	—	(757)

Net cash provided by (used in) investing activities	(253)	(15,138)	(1,535)	—	(16,926)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	27,751	—	—	27,751
Repayments under Working Capital Facility	—	(7,878)	—	—	(7,878)
Repayments of other debt	—	(23,185)	396	—	(22,789)
Changes in net equity and advances to / from discontinued operations	(11,939)	(18,691)	770	27,203	(2,657)
Other	2,427	(7)	—	—	2,420

Net cash provided by (used in) financing activities	(9,512)	(22,010)	1,166	27,203	(3,153)

Effect of exchange rate changes on cash and cash equivalents	—	(988)	(204)	—	(1,192)

Net cash provided by (used in) continuing operations	—	(8,336)	4,093	—	(4,243)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(2,574)	—	(2,574)
Net cash provided by sales of discontinued operations	—	—	500	—	500
Advances from (to) continuing operations	—	—	2,538	—	2,538
Effect of exchange rate changes on cash and cash equivalents	—	—	(155)	—	(155)

Net cash used in discontinued operations	—	—	309	—	309

Total increase (decrease) in cash and cash equivalents	—	(8,336)	4,402	—	(3,934)
Total cash and cash equivalents beginning of period	—	14,637	1,798	—	16,435

Total cash and cash equivalents end of period	$—	$6,301	$6,200	$—	$12,501

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$9,140	$52,190	$(28,083)	$(10,234)	$23,013
Cash flows from investing activities:
Capital expenditures	—	(10,013)	(1,345)	—	(11,358)
Proceeds from sales of assets	—	13,783	—	—	13,783
Acquisition of minority interest	—	(487)	—	—	(487)

Net cash provided by (used in) investing activities	—	3,283	(1,345)	—	1,938
Cash flows from financing activities:
Borrowings under revolving credit facility	—	20,041	—	—	20,041
Repayments under revolving credit facility	—	(24,989)	—	—	(24,989)
Repayments of other credit facilities	—	(15,415)	(1,310)	—	(16,725)
Changes in net equity and advances to/from subsidiaries	(11,166)	(29,343)	29,438	10,234	(837)
Other	2,026	(362)	—	—	1,664

Net cash provided by (used in) financing activities	(9,140)	(50,068)	28,128	10,234	(20,846)
Effect of exchange rate changes on cash and cash equivalents	—	25	719	—	744

Net cash provided by (used in) continuing operations	—	5,430	(581)	—	4,849

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	812	—	812
Net cash used in investing activities	—	—	5,084	—	5,084
Net cash used in financing activities	—	—	(5,650)	—	(5,650)
Effect of exchange rate changes on cash and cash equivalents	—	—	30	—	30

Net cash used in discontinued operations	—	—	276	—	276
Total increase (decrease) in cash and cash equivalents	—	5,430	(305)	—	5,125
Total cash and cash equivalents beginning of period	—	9,207	2,103	—	11,310

Total cash and cash equivalents end of period	$—	$14,637	$1,798	$—	$16,435

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

By:	/s/ STEVEN A. SCHUMM
Steven A. Schumm
Executive Vice President, Chief Financial and
Administrative Officer

Date: March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARTIN QUINN Martin Quinn	President (Principal Executive Officer)	March 9, 2010

/s/ STEVEN A. SCHUMM Steven A. Schumm	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 9, 2010

/s/ PAUL D. MELNUK Paul D. Melnuk	Director and Chairman of the Board	March 9, 2010

/s/ J. JOE ADORJAN J. Joe Adorjan	Director	March 9, 2010

/s/ ANDREW L. BERGER Andrew L. Berger	Director	March 9, 2010

/s/ JAMES B. GAMACHE James B. Gamache	Director	March 9, 2010

/s/ MARNIE S. GORDON Marnie S. Gordon	Director	March 9, 2010

/s/ CHRISTOPHER P. HARTMANN Christopher P. Hartmann	Director	March 9, 2010

/s/ BRADLEY G. PATTELLI Bradley G. Pattelli	Director	March 9, 2010

THERMADYNE HOLDINGS CORPORATION

2009 10-K EXHIBIT INDEX

Exhibit
No.		Exhibit

2.1	—	First Amended and Restated Disclosure Statement, dated January 17, 2003, Solicitation of Votes on the Debtors’ First Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Thermadyne Holdings Corporation (the “Company”) and its wholly owned direct and indirect subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp., Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermadyne Cylinder Co., Thermal Dynamics Corporation, C&G Systems Holding, Inc., MECO Holding Company, Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne International, Inc., Victor Gas Systems, Inc., Stoody Company, Thermal Arc, Inc., C&G Systems, Inc., Marison Cylinder Company, Wichita Warehouse Corporation, Coyne Natural Gas Systems, Inc., and Modern Engineering Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on February 7, 2003).
2.2	—	First Amended and Restated Plan of Reorganization dated January 17, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on April 11, 2003).
2.3	—	Confirmation Order dated April 3, 2003 and signed by the Bankruptcy Court (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on April 11, 2003).
3.1	—	Amended and Restated Certificate of Incorporation of the Company dated as of May 23, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2003).
3.2	—	Amended and Restated Bylaws of the Company dated as of March 29, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
4.1	—	Indenture dated as of February 5, 2004 among the Company, as issuer, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2003).
4.2	—	Supplemental Indenture dated as of May 16, 2006 among the Company, the subsidiary guarantors named therein and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on May 23, 2006).
4.3	—	Second Supplemental Indenture dated as of August 2, 2006 among the Company, the subsidiary guarantors named therein and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on August 3, 2006).
4.4	—	Third Amended and Restated Credit Agreement dated as of June 29, 2007 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Tweco Products, Inc., Victor Equipment Company, C&G Systems, Inc., Stoody Company, ProTip Corporation, and Thermadyne International Corp., as borrowers, the credit parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent and lender, and GECC Capital Markets Group, Inc., as lead arranger (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on July 2, 2007).
4.5	—	First Amendment to Third Amended and Restated Credit Agreement dated as of October 7, 2008, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermadyne International Corp., as borrowers, the Company and the other credit parties signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13023) for the quarter ended September 30, 2008).

Exhibit
No.		Exhibit

4.6	—	Second Amendment to Third Amended and Restated Credit Agreement dated as of June 15, 2009 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Systems, Inc., Stoody Company, Thermadyne International Corp., as borrowers, the Company and the other credit parties signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13023) filed on June 18, 2009).
4.7	—	Third Amendment to Third Amended and Restated Credit Agreement dated as of February 23, 2010 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Merger Co., Stoody Company, Thermadyne International Corp., as borrowers, the credit parties signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13023) filed on February 26, 2010).
4.8	—	2009 Amended and Restated Second Lien Credit Agreement dated as of August 14, 2009, by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C&G Merger Co., Stoody Company, and Thermadyne International Corp., as borrowers, the guarantors party thereto, the lenders parties thereto, and Regions Bank, as administrative agent, collateral agent and funding agent.*
4.9	—	Amendment Number One to 2009 Amended and Restated Second Lien Credit Agreement dated as of February 23, 2010 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Merger Co., Stoody Company, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders signatory thereto, and Regions Bank as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13023) filed on February 26, 2010).
10.1	—	Registration Rights Agreement dated as of May 23, 2003 among the Company, Angelo Gordon & Co., L.P., Sigler & Co., Silver Oak Capital, LLC, Credit Suisse First Boston and Goldman Sachs Credit Partners, L.P. (incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended June 30, 2003).
10.2	—	Omnibus Agreement dated as of June 3, 1988, among Palco Acquisition Company (now Thermadyne Holdings Corporation) and its subsidiaries and National Warehouse Investment Company (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.3	—	Escrow Agreement dated as of August 11, 1988, among National Warehouse Investment Company, Palco Acquisition Company (now Thermadyne Holdings Corporation) and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.4	—	Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now Thermadyne Holdings Corporation) for the benefit of National Warehouse Investment Company (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.5	—	Schedule of substantially identical lease guarantees (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).

Exhibit
No.			Exhibit

10.6		—	Lease Agreement, dated as of October 10, 1990, between Stoody Deloro Stellite and Bowling Green-Warren County Industrial Park Authority, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act on April 28, 1994).
10.7			Lease Modification and Extension Agreement effective October 1, 2009, by and among Bowling Green Area Economic Development Authority, Inc., successor to Bowling Green-Warren County Industrial Park Authority, Inc., Stoody Company, Themadyne Industries, Inc. and Thermadyne Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-13023) filed on October 8, 2009).
10.8		—	Lease Agreement between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated September 22, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.9		—	First Amendment to Lease between Alliance Gateway No. 58 Ltd. and Victor Equipment Company, dated May 1, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.10		—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd., dated January 19, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.11		—	Lease Agreement between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company, Ltd., dated December 28, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10.12		—	First Amended and Restated Industrial Real Property Lease between 2800 Airport Road Limited Partnership and Victor Equipment Company dated August 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2007).
10.13		—	Second Amendment to Amended and Restated Industrial Real Property Lease between Benning Street, LLC and Thermal Dynamics Corporation dated August 1, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13023) for the quarter ended September 30, 2007).
10.14		—	Lease Agreement between Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Ltd., and the Company dated October 25, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2007).
10.15		—	Contract to Establish an Equity Joint Venture Enterprise by and between Ningbo Longxing Group Corporation Limited and the Company, dated December 28, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.16†	—	Amended and Restated Employment Agreement by and among Thermadyne Holdings Corporation, its subsidiaries and Paul Melnuk, dated August 17, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-13023) filed on August 21, 2009).
10	.17†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Paul D. Melnuk, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.19†	—	Amended and Restated Employment Agreement by and among Thermadyne Holdings Corporation, its subsidiaries and Martin Quinn, dated August 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-13023) filed on August 21, 2009).
10	.20†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Martin Quinn, dated December 31, 2008 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).

Exhibit
No.			Exhibit

10	.21†	—	Third Amended and Restated Employment Agreement by and among Thermadyne Holdings Corporation, its subsidiaries and Terry Downes, dated August 17, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-13023) filed on August 21, 2009).
10	.22†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Terry Downes, dated December 31, 2008 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.23†	—	Executive Employment Agreement between the Company and Steven A. Schumm, dated August 7, 2006 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.24†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Steven A. Schumm, dated December 31, 2008 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.25†	—	Executive Employment Agreement between the Company and Terry A. Moody, dated July 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2007).
10	.26†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and Terry A. Moody, dated December 31, 2008 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.27†	—	Second Amended and Restated Executive Employment Agreement between the Company and John Boisvert, dated January 1, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.28†	—	Amendment Regarding IRC Section 409A to Executive Employment Agreement between the Company and John Boisvert, dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.29†	—	Amended and Restated Executive Employment Agreement between the Company and Dennis Klanjscek, dated June 13, 2002 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2004).
10	.30†	—	Thermadyne Holdings Corporation Non-Employee Director’s Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-23378) for the quarter ended September 30, 2003).
10	.31†	—	Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Stock Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2003).
10	.32†	—	Amended and Restated Thermadyne Holdings Corporation Non-Employee Directors’ Deferred Fee Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.33†	—	2004 Non-Employee Directors Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 0-23378) filed on March 24, 2004).
10	.34†	—	Form of 2004 Non-Employee Directors Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10	.35†	—	Thermadyne Holdings Corporation 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 0-23378) filed on March 24, 2004).
10	.36†	—	Thermadyne Holdings Corporation Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 1-13023) filed on April 21, 2008).

Exhibit
No.			Exhibit

10	.37†	—	Form of 2004 Stock Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10	.38†	—	Form of 2004 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-13023) for the year ended December 31, 2008).
10.39		—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-13023) filed on October 9, 2007).
10.40		—	Acquisition Agreement dated as of December 22, 2005, by and between Thermadyne Italia, S.R.L., as seller, and Mase Generators S.P.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on December 28, 2005).
10.41		—	Purchase Agreement dated as of December 22, 2005, by and among Thermadyne Chile Holdings, Ltd. and Thermadyne South America Holdings, Ltd., as sellers, and Soldaduras PCR Soltec Limitada and Penta Capital de Riesgo S.A., as buyers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-23378) filed on December 28, 2005).
10.42		—	Sale Agreement dated March 9, 2006 between The HG A Van Zyl Familie Trust and Hendrik Gert Van Zyl and Thermadyne South Africa (Pty) Limited t/a Unique Welding Alloys and Renttech S.A. (Pty) Limited and Unique Welding Alloys Rustenburg (Proprietary) Limited t/a Thermadyne Plant Rental South Africa and Thermadyne Industries Inc. and Pieter Malan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10.43		—	Share Sale Agreement dated March 9, 2006 between Marthinus Johannes Crous and Thermadyne Industries, Inc and Thermadyne South Africa (Pty) Limited trading as Unique and Unique Welding Alloys Rustenburg (Pty) Limited trading as Thermadyne Plant Rental South Africa and Maxweld & Braze (Pty) Limited and Selrod Welding (Pty) Limited (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10.44		—	Acquisition Agreement dated April 6, 2006 between Thermadyne Italia S.r.l. and SIGEFI Societe para Actions Simplifiee, acting on behalf of Siparex Italia, Fonds Commun de Placement a Risque and Giorgio Bassi (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 0-23378) for the year ended December 31, 2006).
10.45		—	Sale of Shares and Claims Agreement dated February 5, 2007 between Thermadyne Industries, Inc. and Thermaweld Industries (Proprietary) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-23398) filed on June 1, 2007).
21		—	Subsidiaries of the Company.*
23		—	Consent of Independent Registered Public Accounting Firm.*
31.1		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.