Form 10-Q
period 2010-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2010-04-28
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐      No ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on April 23, 2010 was 13,546,065.

THERMADYNE HOLDINGS CORPORATION
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 6. Exhibits	26

SIGNATURES	27
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$22,352	$14,886
Accounts receivable, less allowance for doubtful accounts of $500 and $400, respectively	62,248	56,589
Inventories	75,540	74,381
Prepaid expenses and other	7,753	9,255
Deferred tax assets	3,008	3,008

Total current assets	170,901	158,119

Property, plant and equipment, net of accumulated depreciation of $57,075 and $55,082, respectively	46,493	46,687
Goodwill	187,880	187,818
Intangibles, net	57,855	58,451
Other assets	3,606	3,870

Total assets	$466,735	$454,945

Current Liabilities:
Working capital facility	$—	$9,643
Current maturities of long-term obligations	17,089	8,915
Accounts payable	29,727	9,598
Accrued and other liabilities	25,391	23,119
Accrued interest	3,375	7,608
Income taxes payable	1,938	705
Deferred tax liabilities	2,793	2,793

Total current liabilities	80,313	62,381

Long-term obligations, less current maturities	190,235	198,466
Deferred tax liabilities	52,384	52,835
Other long-term liabilities	13,106	13,471
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,543,068 shares at March 31, 2010 and 13,539,998 shares at December 31, 2009	135	135
Additional paid-in capital	188,828	188,791
Accumulated deficit	(62,767)	(65,063)
Accumulated other comprehensive income	4,501	3,929

Total shareholders’ equity	130,697	127,792

Total liabilities and shareholders’ equity	$466,735	$454,945

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$96,617	$83,311
Cost of goods sold	64,232	61,951

Gross margin	32,385	21,360

Selling, general and administrative expenses	21,767	19,442
Amortization of intangibles	677	671

Operating income	9,941	1,247

Other income (expenses):
Interest, net	(6,336)	(4,633)
Amortization of deferred financing costs	(264)	(236)

Income (loss) before income tax provision	3,341	(3,622)

Income tax provision	1,045	(1,126)

Net income (loss)	$2,296	$(2,496)

Basic and Diluted income (loss) per share	$0.17	$(0.18)

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from continuing operations:
Cash flows from operating activities:
Net income/(loss)	$2,296	$(2,496)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,467	3,002
Deferred income taxes	(513)	(1,270)
Net periodic post-retirement benefits	(35)	4
Changes in operating assets and liabilities:
Accounts receivable	(5,571)	10,850
Inventories	(885)	12,155
Prepaids	1,687	528
Accounts payable	19,575	(8,341)
Accrued and other liabilities	2,088	(7,505)
Accrued interest	(4,233)	(3,688)
Accrued taxes	1,230	(132)
Other long-term liabilities	(475)	(108)

Net cash provided by operating activities	18,631	2,999

Cash flows from investing activities:
Capital expenditures	(1,636)	(2,238)
Other	(81)	(55)

Net cash used in investing activities	(1,717)	(2,293)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	8,923
Repayments of Working Capital Facility	(9,643)	(7,193)
Borrowings under Second-Lien Facility and other	—	75
Repayments of Second-Lien Facility and other	(72)	(518)
Stock compensation expense	17	(602)
Exercise of employee stock purchases	20	35
Termination payment from derivative counterparty	—	2,157
Other, net	35	36

Net cash provided by (used in) financing activities	(9,643)	2,913

Effect of exchange rate changes on cash and cash equivalents	195	(288)

Net cash provided by continuing operations	7,466	3,331

Net cash provided by discontinued operations	—	314

Total increase in cash and cash equivalents	7,466	3,645
Total cash and cash equivalents beginning of period	14,886	12,501

Total cash and cash equivalents end of period	$22,352	$16,146

Income taxes paid	$544	$530

Interest paid	$10,210	$9,027

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2.	Significant Accounting Policies
Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and such provisions are adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$2,300	$2,961
Charged to expenses	705	(32)
Warranty payments	(605)	(220)

Balance at end of period	$2,400	$2,709

Fair Value

The carrying values of the obligations outstanding under the Working Capital Facility and the Second Lien Facility, approximate fair values because these obligations have varying interest charges based on current market rates and were recently renegotiated. The Company’s Senior Subordinated Notes traded at 100.5% and 95% at March 31, 2010, and December 31, 2009, respectively, based on available market information.

Recent Accounting Pronouncements

The Company has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Inventories
The composition of inventories was as follows:

	March 31,	December 31,
	2010	2009
Raw materials and component parts	$26,911	$25,410
Work-in-process	4,318	4,216
Finished goods	52,943	53,272

	84,172	82,898
LIFO reserve	(8,632)	(8,517)

	$75,540	$74,381

4.	Intangible Assets
The composition of intangibles was as follows:

	March 31,	December 31,
	2010	2009
Goodwill	$187,880	$187,818
Patents and customer relationships	42,822	42,741
Trademarks	33,403	33,403

	264,105	263,962
Accumulated amortization of patents and customer relationships	(18,370)	(17,693)

	$245,735	$246,269

Amortization of patents and customer relationships amounted to $677 and $671 for the three month periods ended March 31, 2010 and 2009, respectively.
Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The annual impairment analysis was completed in the fourth quarter, and no adjustment to the carrying value of goodwill was deemed necessary as of October 1, 2009. As of March 31, 2010, the Company considered possible impairment triggering events since the impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no triggering events or goodwill impairment were indicated at that date.
The change in the carrying amount of goodwill during the three-month period was as follows:

Carrying Amount
of Goodwill
Balance as of January 1, 2010	$187,818
Foreign currency translation	62

Balance as of March 31, 2010	$187,880

5.	Debt and Capital Lease Obligations
The composition of debt and capital lease obligations was as follows:

	March 31,	December 31,
	2010	2009
Working Capital Facility	$—	$9,643
Second Lien Facility	25,000	25,000
Issuance discount on Second Lien Facility	(1,562)	(1,703)
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	172,327	172,327
Capital leases	9,786	9,869
Other	1,773	1,888

	207,324	217,024

Current maturities and working capital facility	(17,089)	(18,558)

	$190,235	$198,466

Working Capital Facility

Certain subsidiaries of the Company are borrowers under the Third Amended and Restated Credit Agreement dated June 29, 2007 as amended (the “Credit Agreement”), with General Electric Capital Corporation as agent and lender. The Credit Agreement: (i) matures on June 29, 2012; (ii) provides a revolving credit commitment of up to $70,000 (the “Working Capital Facility”), which includes (a) an asset based facility and (b) an amortizing $10,000 property, plant and equipment facility; (iii) provides for interest rate percentages applicable to the asset base; (iv) limits the senior leverage ratio to 2.75; (v) provides for an interest rate of 90-day LIBOR plus 4.00%; (vi) includes a prepayment fee of 2% if the Facility is terminated prior to June 27, 2010 or 1% prior to June 27, 2011; and (vii) includes a minimum fixed charge coverage ratio for the twelve-months ended June 30, 2009 and September 30, 2009 of 0.95 and 0.825, respectively, 1.00 for the quarter ended December 31, 2009 and 1.10 thereafter. With respect to the quarters ending March 31, 2010 and June 30, 2010, the calculation is based on the results for the six months and nine months periods ending on such dates, respectively. The calculation for quarters ending September 30, 2010 and thereafter is based on the twelve month periods then ending. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $10,000.

At March 31, 2010, $3,878 of letters of credit were outstanding under the Credit Agreement. Unused availability, net of these letters of credit, was $49,167 under the Working Capital Facility.

Second Lien Agreement

Under the 2009 Amended and Restated Second Lien Credit Agreement, as amended (the “Second Lien Agreement”), the Company has borrowed $25,000 which has a maturity date of November 30, 2012. The Agreement permits a single prepayment of as much as $14,000 beginning April 1, 2010 through August 30, 2010 and prepayment of the balance beginning August 31, 2010. The Company repaid $14,000 of the Second Lien indebtedness in April 2010 and the amount is shown in current maturities as of March 31, 2010. The applicable interest rate is, at the Company’s option, (a) the greater of LIBOR or 6%, plus 6% or (b) the greater of the prime rate, the federal funds rate plus one half of 1.00% or 6%, plus 6%. The interest rate payable is 12%, and the effective interest rate, including amortization of the issuance discount, is 15%.

Covenant Compliance

At March 31, 2010, the Company was in compliance with its financial covenants. Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility which requires EBITDA, as defined, to be at least 1.10 of Fixed Charges, as defined, except in 2009, as described above. Under the Second Lien Agreement, the most restrictive financial covenant is the “senior leverage ratio” covenant which requires that senior debt, consisting of total debt less the Senior Subordinated

Notes and cash, not exceed 2.75 of EBITDA, as defined. Compliance is measured quarterly based on the trailing four quarters. A default of the financial covenants under the Working Capital Facility or Second Lien Agreement would constitute a default under the Senior Subordinated Notes.

Senior Subordinated Notes
The Company is the issuer of 9.25% Senior Subordinated Notes due in 2014 (the “Senior Subordinated Notes”) with an aggregate principal outstanding of $172,327. The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). Interest accrues at the rate of 9.25% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. An additional Special Interest is payable semi-annually and accrues at a rate subject to adjustment based on the consolidated leverage ratio which is calculated each calendar quarter. The Special Interest accrual rate through June 30, 2010 is 2.25% with 1.25% effective for the calendar quarter beginning July 1, 2010.
The Senior Subordinated Notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make certain investments. Subject to certain conditions we must annually use our “Excess Cash Flow” (as defined in the Indenture) either to make permanent repayments of our senior debt or to extend a repurchase offer to the holders of the Senior Subordinated Notes pursuant to which we will offer to repurchase outstanding Senior Subordinated Notes at a purchase price of 101% of their principal amount. The debt repayment obligation from the “Excess Cash Flow” amount for 2009 was $6,000 and was paid on April 1, 2010 through a repayment of Second Lien borrowings.

Parent Company Financial Information
Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability of the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At March 31, 2010 and December 31, 2009, the primary asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the primary liability was the $172,327 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation except as shown in Note 15, Condensed Consolidating Financial Statements.
6.	Derivative Instruments
In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. On February 1, 2009, the swap arrangement was terminated by the counterparty pursuant to terms of the arrangement and a $3,000 payment was received by the Company in conjunction with this termination and is amortized as a reduction of interest expense over the remaining term of the Notes.
7.	Comprehensive Income
Comprehensive income for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$2,296	$(2,496)
Cumulative foreign currency translation gains (losses), net of tax	501	(1,285)
Minimum pension and post-retirement liabilties, net of tax	71	72

Comprehensive income (loss)	$2,868	$(3,709)

8.	Income Taxes
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
At the beginning of 2010 the Company had approximately $152,000 in U.S. net operating losses. For 2010, the Company’s management estimates that actual cash income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.
9.	Contingencies
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
10.	Stock Options and Stock-Based Compensation
The Company utilizes the modified prospective method of accounting for stock compensation, and accordingly recognizes compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was $17 of expense for the three months ended March 31, 2010. For the three months ended March 31, 2009, stock compensation cost was a credit of $602 resulting from the reversal of prior performance-based accruals offset partially by $161 of charges.
The fair value of the restricted stock awards is estimated as the closing price of the stock on the date of the awards. The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options. The expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.
As of March 31, 2010, 1,134,443 options to purchase shares were issued and outstanding under the 2004 Non-Employee Directors Stock Option Plan, the Amended and Restated 2004 Stock Incentive Plan and other specific agreements. In addition, restricted stock grants to employees totaling 426,729 shares were outstanding at March 31, 2010 of which 332,088 shares have vesting determined in 2010, 2011, 2012 and 2013 based on performance targets related to return on invested operating capital and the remaining 94,641 shares vest ratably over the three years ending March 2013.

Changes in stock options during the three months ended March 31, 2010 were as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Non-Vested Stock Options	Shares	Price	Term	Value
Non-vested options outstanding at January 1, 2010	538,604
Granted	196,313
Vested	(21,812)
Forfeited or expired	(237,948)

Non-vested options outstanding at March 31, 2010	475,157	$9.44	6.9	$155

Total Employee and Director Stock Options
Options outstanding at January 1, 2010	1,190,578	$12.72
Granted	196,313	$7.71
Exercised	—
Forfeited or expired	(252,448)	$14.87

Options outstanding at March 31, 2010	1,134,443	$11.43	5.5	$235

Vested options exercisable at March 31, 2010	659,286	$12.86	4.7	$80

No options were exercised in the three month period ended March 31, 2010 or March 31, 2009. The fair value of options vested during the three month period ended March 31, 2010 was $31.
The Company granted 196,313 stock options and 113,957 restricted shares in March 2010 to various salaried employees all of which option shares and 94,641 restricted shares are time-based and will vest ratably over three years beginning on the first anniversary of the grant date. The remaining 19,316 restricted shares will fully vest if the targeted return on invested operating capital (ROIOC) of 39.4% is achieved in the period ending December 31, 2012. Proportionate vesting occurs for ROIOC performance between 39.4% and 31.5% at the end of 2012.
At March 31, 2010, the total stock-based compensation cost related to non-vested awards not yet recognized is approximately $1,374 and the weighted average period over which this amount is expected to be recognized is approximately 3.2 years.
11.	Earnings (Loss) Per Share
The calculation of net income (loss) per share follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Income (loss) applicable to common shares
Continuing operations	$2,296	$(2,496)

Net income	$2,296	$(2,496)

Denominator:
Weighted average shares for basic earnings per share	13,542,829	13,513,154
Dilutive effect of stock options	58,905	22,039

Weighted average shares for diluted earnings per share	13,601,734	13,535,193

Basic and diluted income (loss) per share amounts:
Continuing operations	$0.17	$(0.18)

Net income per share	$0.17	$(0.18)

The calculation of weighted average shares for the three months ended March 31, 2010 and 2009 excludes common shares of 1.5 million and 1.7 million stock options and restricted stock, respectively, because their effect was considered to be antidilutive or performance conditions had not been satisfied.
12.	Employee Benefit Plans
Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Components of the net periodic benefit cost:
Interest Cost	$318	$321	$—	$4
Expected return on plan assets	(279)	(235)	—	—
Recognized (gain) loss	146	161	(35)	—

Net periodic benefit cost	$185	$247	$(35)	$4

13.	Segment Information
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
Geographic Information
The reportable geographic regions are the Americas (United States, Canada, Mexico, Latin America and South America), Europe/Middle East and Asia-Pacific. The following tables provide summarized financial information concerning the Company’s geographic segments:

	Three Months Ended March 31,
	2010	2009
Americas (U.S. 79% and 83%, respectively)	$67,320	$60,709
Asia-Pacific (Australia 82% and 81%, respectively)	23,335	16,303
Europe/ Middle East	5,962	6,299

Total	$96,617	$83,311

	March 31, 2010	December 31, 2009
Identifiable Assets (excluding working capital and intangibles):
Americas	$39,973	$40,365
Asia-Pacific	8,192	8,043
Europe/Middle East	1,629	1,844

	$49,794	$50,252

Product Line Information
The Company sells a variety of products, substantially all of which are used by manufacturing, construction and foundry operations to cut, join and reinforce steel, aluminum and other metals in various applications including construction, oil, gas rig and pipeline construction, repair and maintenance of manufacturing equipment, and shipbuilding. The following table shows sales for each of the product lines:

	Three Months Ended March 31,
	2010	2009
Gas equipment	$34,842	$29,475
Filler metals including hardfacing	21,288	18,894
Arc accessories including torches, related consumable parts and accessories	15,758	15,310
Plasma power supplies, torches and related consumable parts	15,228	13,032
Welding equipment	9,501	6,600

	$96,617	$83,311

14.	Restructuring and Other Charges
In the first quarter of 2009, the Company offered a voluntary retirement program in which approximately 50 employees elected to participate. As a result, the Company accrued restructuring charges for $1,300 in separation pay and COBRA benefits payable under the program. As a result, the Company reduced annual compensation and benefit costs by approximately $3,100. The amounts were substantially paid through August 2009.
15.	Condensed Consolidating Financial Statements
Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.
The following financial information as of March 31, 2010 and December 31, 2009 presents guarantors and non-guarantors, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$18,492	$3,860	$—	$22,352
Accounts receivable, net	—	56,568	5,680	—	62,248
Inventories	—	67,162	8,378	—	75,540
Prepaid expenses and other	—	6,041	1,712	—	7,753
Deferred tax assets	—	3,008	—	—	3,008

Total current assets	—	151,271	19,630	—	170,901
Property, plant and equipment, net	—	43,215	3,278	—	46,493
Goodwill	—	187,880	—	—	187,880
Intangibles, net	—	50,498	7,357	—	57,855
Other assets	1,895	5,644	—	(3,933)	3,606
Investment in and advances to subsidiaries	227,820	—	—	(227,820)	—

Total assets	$229,715	$438,508	$30,265	$(231,753)	$466,735

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$—	$—	$—	$—
Current maturities of long-term obligations	463	16,393	233	—	17,089
Accounts payable	—	25,746	3,981	—	29,727
Accrued and other liabilities	—	21,644	3,747	—	25,391
Accrued interest	3,303	72	—	—	3,375
Income taxes payable	—	1,977	(39)	—	1,938
Deferred tax liabilities	—	2,793	—	—	2,793

Total current liabilities	3,766	68,625	7,922	—	80,313
Long-term obligations, less current maturities	172,327	17,424	484	—	190,235
Deferred tax liabilities	—	52,384	—	—	52,384
Other long-term liabilities	1,310	11,190	606	—	13,106
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	188,828	—	—	—	188,828
Accumulated deficit	(62,766)	62,208	(67,556)	5,347	(62,767)
Accumulated other comprehensive income (loss)	4,501	(29,592)	(7,660)	37,252	4,501

Total shareholders’ equity (deficit)	130,698	32,616	(75,216)	42,599	130,697
Net equity (deficit) and advances to / from subsidiaries	(78,386)	256,269	96,469	(274,352)	—

Total liabilities and shareholders’ equity (deficit)	$229,715	$438,508	$30,265	$(231,753)	$466,735

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$11,740	$3,146	$—	$14,886
Accounts receivable, net	—	50,422	6,167	—	56,589
Inventories	—	66,205	8,176	—	74,381
Prepaid expenses and other	—	7,714	1,541	—	9,255
Deferred tax assets	—	3,008	—	—	3,008

Total current assets	—	139,089	19,030	—	158,119
Property, plant and equipment, net	—	43,233	3,454	—	46,687
Goodwill	—	187,818	—	—	187,818
Intangibles, net	—	50,737	7,714	—	58,451
Other assets	2,019	1,851	—	—	3,870
Investment in and advances to subsidiaries	225,881	—	—	(225,881)	—

Total assets	$227,900	$422,728	$30,198	$(225,881)	$454,945

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$9,643	$—	$—	$9,643
Current maturities of long-term obligations	463	8,239	213	—	8,915
Accounts payable	—	6,953	2,645	—	9,598
Accrued and other liabilities	—	19,275	3,844	—	23,119
Accrued interest	7,527	81	—	—	7,608
Income taxes payable	—	896	(191)	—	705
Deferred tax liabilities	—	2,793	—	—	2,793

Total current liabilities	7,990	47,880	6,511	—	62,381
Long-term obligations, less current maturities	172,327	25,569	570	—	198,466
Deferred tax liabilities	—	52,835	—	—	52,835
Other long-term liabilities	1,426	11,430	615	—	13,471
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	188,791	—	—	—	188,791
Accumulated deficit	(65,062)	54,870	(67,783)	12,912	(65,063)
Accumulated other comprehensive income (loss)	3,929	(22,636)	(6,312)	28,948	3,929

Total shareholders’ equity (deficit)	127,793	32,234	(74,095)	41,860	127,792
Net equity (deficit) and advances to / from subsidiaries	(81,636)	252,780	96,597	(267,741)	—

Total liabilities and shareholders’ equity (deficit)	$227,900	$422,728	$30,198	$(225,881)	$454,945

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$106,219	$8,961	$(18,563)	$96,617
Cost of goods sold	—	76,209	6,360	(18,337)	64,232

Gross margin	—	30,010	2,601	(226)	32,385

Selling, general and administrative expenses	17	19,625	2,125	—	21,767
Amortization of intangibles	—	677	—	—	677

Operating income (loss)	(17)	9,708	476	(226)	9,941

Other income (expense):
Interest, net	(4,902)	(1,399)	(35)	—	(6,336)
Amortization of deferred financing costs	(124)	(140)	—	—	(264)
Equity in net income (loss) of subsidiaries	7,339	—	—	(7,339)	—

Income (loss) from continuing operations before income tax provision and discontinued operations	2,296	8,169	441	(7,565)	3,341

Income tax provision	—	831	214	—	1,045

Net income (loss)	$2,296	$7,338	$227	$(7,565)	$2,296

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$90,025	$5,597	$(12,311)	$83,311
Cost of goods sold	—	69,646	4,583	(12,278)	61,951

Gross margin	—	20,379	1,014	(33)	21,360

Selling, general and administrative expenses	(602)	18,759	1,285	—	19,442
Amortization of intangibles	—	671	—	—	671

Operating income (loss)	602	949	(271)	(33)	1,247

Other income (expense):
Interest, net	(3,983)	(638)	(12)	—	(4,633)
Amortization of deferred financing costs	(125)	(111)	—	—	(236)
Equity in net income (loss) of subsidiaries	1,010	—	—	(1,010)	—
Income (loss) from continuing operations before income tax provision and discontinued operations	(2,496)	200	(283)	(1,043)	(3,622)

Income tax provision	—	(1,242)	116	—	(1,126)

Net income (loss)	$(2,496)	$1,442	$(399)	$(1,043)	$(2,496)

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(1,920)	$25,587	$2,529	$(7,565)	$18,631

Cash flows from investing activities:
Capital expenditures	—	(1,662)	26	—	(1,636)
Other	—	—	(81)	—	(81)

Net cash used in investing activities	—	(1,662)	(55)	—	(1,717)

Cash flows from financing activities:
Repayments under Working Capital Facility	—	(9,643)	—	—	(9,643)
Repayments of Second-Lien Facility and other	—	(54)	(18)	—	(72)
Stock compensation expense	17	—	—	—	17
Exercise of employee stock purchases	20	—	—	—	20
Other	1,883	(7,713)	(1,700)	7,565	35

Net cash provided by (used in) financing activities	1,920	(17,410)	(1,718)	7,565	(9,643)

Effect of exchange rate changes on cash and cash equivalents	—	237	(42)	—	195

Net cash provided by (used in) continuing operations	—	6,752	714	—	7,466

Total increase (decrease) in cash and cash equivalents	—	6,752	714	—	7,466
Total cash and cash equivalents beginning of period	—	11,740	3,146	—	14,886

Total cash and cash equivalents end of period	$—	$18,492	$3,860	$—	$22,352

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(6,012)	$8,494	$1,560	$(1,043)	$2,999

Cash flows from investing activities:
Capital expenditures	—	(2,059)	(179)	—	(2,238)
Other	—	(55)	—	—	(55)

Net cash provided by (used in) investing activities	—	(2,114)	(179)	—	(2,293)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	8,923	—	—	8,923
Repayments under Working Capital Facility	—	(7,193)	—	—	(7,193)
Borrowings of other debt	—	75	—	—	75
Repayments of other debt	463	(908)	(73)	—	(518)
Changes in net equity and advances to / from discontinued operations	4,343	(4,941)	(445)	1,043	—
Other	1,206	420	—	—	1,626

Net cash provided by (used in) financing activities	6,012	(3,624)	(518)	1,043	2,913

Effect of exchange rate changes on cash and cash equivalents	—	(158)	(130)	—	(288)

Net cash provided by (used in) continuing operations	—	2,598	733	—	3,331

Net cash used in discontinued operations	—	—	314	—	314

Total increase (decrease) in cash and cash equivalents	—	2,598	1,047	—	3,645
Total cash and cash equivalents beginning of period	—	6,302	6,199	—	12,501

Total cash and cash equivalents end of period	$—	$8,900	$7,246	$—	$16,146

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in five principal categories: (1) gas equipment; (2) filler materials, including hardfacing; (3) arc accessories, including torches, guns, related consumable parts and accessories; (4) plasma power supplies, torches and related consumable parts; and (5) welding equipment. We operate our business in one reportable segment. Our products are sold domestically primarily through industrial welding distributors, retailers and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers. Our operating profit is affected by the mix of our products sold during a period as margins vary between torches, guns, power supplies, consumables and replacement parts.
Demand for our products is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are directly related to the level of production in these end-user industries.
Our manufacturing costs, particularly raw material costs, are one of the key determinants in achieving future success in the marketplace and profitability. Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. We typically maintain purchase commitments with respect to a portion of our material purchases for purchase volumes of three to six months. At times, pricing and supply can be volatile due to a number of factors beyond our control, including global demand, general economic and political conditions, mine closures and labor unrest in various countries, activities in the financial commodity markets, labor costs, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. An environment of volatile raw material prices and competitive conditions can adversely affect our profitability if we fail to adjust pricing in concert with changes in material costs.
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009: (a) the impact of uncertain global economic conditions on our business and those of our customers, (b)the cost and availability of raw materials, (c) operational and financial developments and restrictions affecting our international sales and operations, (d) the impact of currency fluctuations, exchange controls, and devaluations, (e) the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carryforwards, (f) consolidation within our customer base and the resulting increased concentration of our sales, (g) actions taken by our competitors that affect our ability to retain our customers, (h) the effectiveness of our cost reduction initiatives in our continuous improvement program, (i) our ability to meet customer needs by introducing new and enhanced products, (j) our ability to adequately enforce or protect our intellectual property rights, (k) the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments, (l) disruptions in the credit markets, (m) the impact of the sale of a large number of shares of our common stock on the market price of our stock, (n) our relationships with our employees and our ability to retain and attract qualified personnel, (o) liabilities arising from litigation, including product liability risks, and (p) the costs of compliance with and liabilities arising under environmental laws and regulations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three months ended March 31, 2010, and 2009.
Net sales

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	% Change
Net sales summary:
U.S.	$52,920	$50,451	4.9%
International	43,697	32,860	33.0%

Consolidated	$96,617	$83,311	16.0%

Net sales for the three months ended March 31, 2010 increased $13.3 million as compared to the three months for the same period in 2009 with approximately $8.1 million from increased demand and $5.2 million due to foreign currency translation.
Gross margin

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	% Change
Gross margin	$32,385	$21,360	51.6%
Gross margin as a percent of net sales	33.5%	25.6%
Gross margin as a percent of sales increased for the first quarter of 2010 as compared to the same period in 2009 due to the favorable impact on cost of sales of declines in raw material costs along with reduced manufacturing costs and the beneficial impact of manufacturing efficiencies arising from the increased volumes of activity in 2010.

Selling, general and administrative expenses

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	% Change
Selling, general and administrative expenses	$21,767	$19,442	12.0%
SG&A as a percent of net sales	22.5%	23.3%
The SG&A expenses in the first quarter of 2010 include $0.3 million of severance costs and $2.6 million for incentive compensation and commission expense. The SG&A expense for the three months ended March 31, 2009 include $1.3 million of charges for severance amounts payable to employees who elected to participate in an early retirement program offered by the Company and include $1.2 million of credits from reversal of previously accrued performance-based stock and incentive compensation. The SG&A expenses in the first quarter of 2010 are $1.0 million higher as compared to the first quarter of 2009 due to foreign currency translation.
Interest, net

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	% Change
Interest, net	$6,336	$4,633	36.8%
Interest expense for the three months ended March 31, 2010 was $6.3 million, increasing from $4.6 million for the three months ended March 31, 2009. The effective interest rate on senior debt increased approximately 400 basis points to 12% due to the Special Interest adjustment of 2.25% on the Senior Subordinated Notes as compared to 0.25% in the first quarter of 2009 and increased interest for the Second Lien indebtedness refinanced in August 2009.
Income tax provision (benefit)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	% Change
Income tax provision (benefit)	$1,045	$(1,126)	(192.8%)
For the 2010 first quarter, the effective income tax rate was 31.3% versus 31.1% in the comparable prior year period.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash are capital expenditures and debt repayment obligations, including repayment of debt pursuant to the “Excess Cash Flow” provision of the Senior Subordinated Notes. We expect that ongoing requirements for working capital, debt service, and additional equipment purchases will be funded from operating cash flow and borrowings under the Working Capital Facility.

The Company’s cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$18,631	$2,999
Investing activities	(1,717)	(2,293)
Financing activities	(9,643)	2,913
Effect of exchange rates	195	(288)

Cash provided	$7,466	$3,331

Operating Activities
Cash provided by operating activities for the first three months of 2010 was $18.6 million compared to the $3.0 million of cash provided during the same period in 2009. The change in operating assets and liabilities provided $13.4 million of cash during the three months ended March 31, 2010 compared to the $3.8 million of cash provided in the three months ended March 31, 2009. The changes in operating assets and liabilities, excluding foreign currency translation effects, included:
•	Accounts receivable increased $5.6 million during the three months ended March 31, 2010 due to increased sales, compared to the $10.9 million decrease during the same period in 2009 during which sales declined substantially.

•	Inventory increases used $0.9 million of cash through the first three months of 2010 due to increased customer demand. Inventory declined in 2009 due to substantial declines in demand and provided $12.2 million of cash.

•	Accounts payable increased in the first three months of 2010 providing $19.8 million of cash which includes the beneficial impact of approximately $14 million of early payment of supplier invoices during the fourth quarter of 2009. These early payments reduced the cash usage requirements in the first quarter of 2010. In the first three months of 2009 accounts payable were reduced, utilizing $8.3 million of cash. During 2009, the Company was paying vendors for previous materials purchases while reducing new purchases in connection with reducing inventory levels.

•	Accrued liabilities decreased in the first three months of 2010, using $0.9 million of cash, which reflected the net effect of the $9.2 million for payment of the semi-annual interest due on the Senior Subordinated Notes and accruals during the quarter for interest and incentive compensation. The reduction of accrued liabilities during the first three months of 2009 used $11.3 million in cash, consisting of severance payments, customer rebates, incentive compensation and the $8.5 million of semi-annual interest due on the Senior Subordinated Notes.
Investing Activities
Investing activities used $1.7 million of cash for the three months ended March 31, 2010 compared to net cash used of $2.3 million for the first three months of 2009. Cash used in investing activities in 2010 and 2009 primarily reflected capital expenditures for manufacturing equipment purchases.
Financing Activities
During the three months ended March 31, 2010, there was $9.6 million of net repayments under the Working Capital Facility. For the same period in 2009, the Company had net borrowings of $1.7 million under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund working capital and capital expenditures.
On February 23, 2010, the Company, Thermadyne Industries, Inc., their domestic subsidiaries and certain of their foreign subsidiaries (together with the Company, the “Thermadyne Parties”) entered into the Third Amendment to Third Amended and Restated Credit Agreement with General Electric Capital Corporation as agent and lender (as amended, the “Amended GE Credit Agreement”) to, among other things: (i) increase the permitted amount of foreign investments from $5 million to $10 million, subject to certain restrictions, including a $3 million limitation on investment in non-affiliated foreign persons; and (ii) adjust the minimum quarterly Fixed Charge Coverage Ratio requirements so as to compute such ratio as of March 31,

2010 and June 30, 2010 based on the results for the six months and nine months then ended. For September 30, 2010 and for each calendar quarter thereafter, the computation is based on the twelve month period then ending. The minimum Fixed Charge Coverage Ratio required for all calendar quarters after December 31, 2009 is 1.10. The Amended GE Credit Agreement, under which our Working Capital Facility is governed, was filed as Exhibit 10.1 to the Company’s February 26, 2010 Current Report on Form 8-K and is incorporated herein by reference.
At March 31, 2010, $3.9 million of letters of credit were outstanding. Unused availability, net of these letters of credit, was $49.2 under the Working Capital Facility.
Also on February 23, 2010, the Thermadyne Parties entered into Amendment Number One to 2009 Amended and Restated Second Lien Credit Agreement with Regions Bank, as administrative agent, collateral agent and funding agent, and the lenders party thereto (as amended, the “Amended Second Credit Agreement”) to, among other things, increase the permitted amount of foreign investments from $5 million to $10 million, subject to certain restrictions, including a $3 million limitation on investment in non-affiliated foreign persons. The Amended Second Lien Credit Agreement was filed as Exhibit 10.2 to the Company’s February 26, 2010 Current Report on Form 8-K and is incorporated herein by reference.
We anticipate capital expenditures of $15 to $18 million in 2010, including $10 million to $12 million to expand existing manufacturing facilities. For the three months ended March 31, 2010, we have incurred $1.6 million in capital expenditures.
At March 31, 2010, the Company was in compliance with its financial covenants. The Company has sufficient funding to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments.
Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility. This covenant requires EBITDA, as defined in the Amended GE Credit Agreement, to be at least 1.10 of Fixed Charges, as defined, except during 2009 as described above. Under the Amended Second Lien Credit Agreement, the most restrictive financial covenant is the “senior leverage ratio” covenant which requires that debt, including total debt less the Notes and cash, not exceed 2.75 of EBITDA, as defined in the Amended Second Lien Credit Agreement. Compliance is measured quarterly based on the trailing four quarters. A default of the financial covenants under the Working Capital Facility or Second Lien Facility would constitute a default under the Senior Subordinated Notes. An event of default under our credit agreements, if not waived, could result in the acceleration of these debt obligations and, consequently, our debt obligations under our Senior Subordinated Notes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risk relates to fluctuations in currency exchange rates, commodity price risks and interest rates.
We believe our exposure to transaction gains or losses resulting from changes in foreign currency exchange rates are not material to our financial statements. Our sales are predominantly U.S. dollar denominated. A portion of our sales reflect pound sterling versus Euro transactional risk and the purchase of materials reflect U.S. dollar versus Euro transactional risk. Materials purchases for our Asia Pacific region have Australian dollar versus U.S. dollar exchange risk which we mitigate through forward U.S. dollar purchase contracts by our Australian operations.
Copper, brass and steel constitute a significant portion of our raw material costs. These commodities are subject to price fluctuations which we may not be able to pass onto our customers. When feasible, we attempt to establish fixed price commitments to provide stability in our cost. Such commitments typically extend three to six months.
For a more complete discussion of factors that may affect future results, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon their evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 9 — Contingencies to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 6. Exhibits

3.1	—	Amended and Restated Bylaws of Thermadyne Holdings Corporation, effective March 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on March 15, 2010).

10.1	—	Third Amendment to Third Amended and Restated Credit Agreement dated as of February 23, 2010 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Merger Co., Stoody Company, Thermadyne International Corp., as borrowers, the credit parties signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on February 26, 2010).

10.2	—	Amendment Number One to 2009 Amended and Restated Second Lien Credit Agreement dated as of February 23, 2010 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Merger Co., Stoody Company, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders signatory thereto, and Regions Bank as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on February 26, 2010).

†10.3	—	Severance Agreement and Release by and between John Boisvert and Thermadyne Holdings Corporation dated effective March 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on March 15, 2010).

†*10.4	—	Form of Non-Qualified Stock Option Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn, Terry Downes, Terry A. Moody and Steven A. Schumm.

†*10.5	—	Form of Restricted Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn, Terry Downes, Terry A. Moody and Steven A. Schumm.

†*10.6	—	Form of Restricted Cash Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn, Terry Downes, Terry A. Moody and Steven A. Schumm.

†*10.7	—	Form of Restricted Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn and Terry Downes.

†*10.8	—	Form of Restricted Cash Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn and Terry Downes.

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *

*32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
By:	/s/ Steven A. Schumm
Steven A. Schumm
Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Date: April 27, 2010

THERMADYNE HOLDINGS CORPORATION
EXHIBIT INDEX

Exhibit No.		Exhibit
3.1	—	Amended and Restated Bylaws of Thermadyne Holdings Corporation, effective March 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on March 15, 2010).

10.1	—	Third Amendment to Third Amended and Restated Credit Agreement dated as of February 23, 2010 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Merger Co., Stoody Company, Thermadyne International Corp., as borrowers, the credit parties signatory thereto, and General Electric Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on February 26, 2010).

10.2	—	Amendment Number One to 2009 Amended and Restated Second Lien Credit Agreement dated as of February 23, 2010 by and among Thermadyne Industries, Inc., Thermal Dynamics Corporation, Victor Equipment Company, C & G Merger Co., Stoody Company, and Thermadyne International Corp., as borrowers, the guarantors signatory thereto, the lenders signatory thereto, and Regions Bank as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on February 26, 2010).

†10.3	—	Severance Agreement and Release by and between John Boisvert and Thermadyne Holdings Corporation dated effective March 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13023), filed on March 15, 2010).

†*10.4	—	Form of Non-Qualified Stock Option Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn, Terry Downes, Terry A. Moody and Steven A. Schumm.

†*10.5	—	Form of Restricted Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn, Terry Downes, Terry A. Moody and Steven A. Schumm.

†*10.6	—	Form of Restricted Cash Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn, Terry Downes, Terry A. Moody and Steven A. Schumm.

†*10.7	—	Form of Restricted Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn and Terry Downes.

†*10.8	—	Form of Restricted Cash Award Agreement dated March 9, 2010, between Thermadyne Holdings Corporation and each of Messrs. Martin Quinn and Terry Downes.

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *

*32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.