Form 10-Q
period 2010-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2010-07-29
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13023
Thermadyne Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-2482571 (I.R.S. Employer Identification No.)

16052 Swingley Ridge Road, Suite 300, Chesterfield, MO (Address of Principal Executive Offices)	63017 (Zip Code)
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on July 27, 2010 was 13,549,841.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$12,908	$14,886
Accounts receivable, less allowance for doubtful accounts of $500 and $400, respectively	64,938	56,589
Inventories	80,368	74,381
Prepaid expenses and other	8,964	9,255
Deferred tax assets	3,008	3,008

Total current assets	170,186	158,119

Property, plant and equipment, net of accumulated depreciation of $58,075 and $55,082, respectively	45,887	46,687
Goodwill	186,334	187,818
Intangibles, net	57,347	58,451
Other assets	3,072	3,870

Total assets	$462,826	$454,945

Current Liabilities:
Working capital facility	$9,662	$9,643
Current maturities of long-term obligations	3,080	8,915
Accounts payable	32,894	9,598
Accrued and other liabilities	30,990	23,119
Accrued interest	8,345	7,608
Income taxes payable	2,695	705
Deferred tax liabilities	2,793	2,793

Total current liabilities	90,459	62,381

Long-term obligations, less current maturities	179,933	198,466
Deferred tax liabilities	49,059	52,835
Other long-term liabilities	12,629	13,471
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares
Issued and outstanding — 13,546,797 shares at June 30, 2010 and 13,539,998 shares at December 31, 2009	135	135
Additional paid-in capital	189,085	188,791
Accumulated deficit	(60,196)	(65,063)
Accumulated other comprehensive income	1,722	3,929

Total shareholders’ equity	130,746	127,792

Total liabilities and shareholders’ equity	$462,826	$454,945

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$108,596	$84,805	$205,213	$168,116
Cost of goods sold	71,365	59,860	135,597	121,811

Gross margin	37,231	24,945	69,616	46,305

Selling, general and administrative expenses	25,082	18,268	46,849	37,710
Amortization of intangibles	680	672	1,357	1,343

Operating income	11,469	6,005	21,410	7,252

Other income (expenses):
Interest, net	(5,939)	(4,911)	(12,275)	(9,544)
Amortization of deferred financing costs	(251)	(237)	(515)	(473)
Loss on debt extinguishment	(1,867)	—	(1,867)	—

Income (loss) from continuing operations before income tax provision and discontinued operations	3,412	857	6,753	(2,765)
Income tax provision (benefit)	841	275	1,886	(851)

Net income (loss) from continuing operations	$2,571	$582	$4,867	$(1,914)

Income from discontinued operations, net of tax	—	1,933	—	1,933

Net income	$2,571	$2,515	$4,867	$19

Basic and Diluted income (loss) per share
Continuing operations	$0.19	$0.04	$0.36	$(0.14)
Discontinued operations	—	0.14	—	0.14

Net income	$0.19	$0.18	$0.36	$—

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$4,867	$19
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(1,933)
Depreciation and amortization	6,831	6,203
Deferred income taxes	(2,268)	(1,893)
Stock compensation expense	248	(668)
Net periodic post-retirement benefits	348	9
Loss on debt extinguishment	1,867	—
Changes in operating assets and liabilities:
Accounts receivable	(9,493)	18,034
Inventories	(6,834)	21,861
Prepaids	320	1,283
Accounts payable	23,426	(9,809)
Accrued and other liabilities	8,183	(9,088)
Accrued interest	737	695
Accrued taxes	2,093	(2,937)
Other long-term liabilities	(970)	(513)
Other, net	(510)	—

Net cash provided by operating activities	28,845	21,263

Cash flows from investing activities:
Capital expenditures	(4,474)	(3,973)
Other	(253)	(134)

Net cash used in investing activities	(4,727)	(4,107)

Cash flows from financing activities:
Borrowings under Working Capital Facility	1,161	8,923
Repayments of Working Capital Facility	(1,142)	(29,388)
Borrowings under Second-Lien Facility and other	—	75
Repayments of Second-Lien Facility and other	(25,731)	(235)
Exercise of employee stock purchases and stock options	46	64
Advances from (to) discontinued operations	—	1,933
Termination payment from derivative counterparty	—	2,313
Other, net	—	(600)

Net cash used in financing activities	(25,666)	(16,915)

Effect of exchange rate changes on cash and cash equivalents	(430)	905

Net cash provided by (used in) continuing operations	(1,978)	1,146

Net cash used in discontinued operations	—	(368)

Total increase (decrease) in cash and cash equivalents	(1,978)	778
Total cash and cash equivalents beginning of period	14,886	12,501

Total cash and cash equivalents end of period	$12,908	$13,279

Income taxes paid	$2,252	$3,888

Interest paid	$11,405	$9,800

See accompanying notes to condensed consolidated financial statements.
Stock compensation expense was reclassified from financing activities to operating activities for both periods shown.

THERMADYNE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share data)
1. Organization and Basis of Presentation
Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a global designer and manufacturer of cutting and welding products, including equipment, accessories and consumables.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2. Significant Accounting Policies
Product Warranty Programs
Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and such provisions are adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$2,400	$2,709	$2,300	$2,961
Charged to expenses	1,200	672	2,091	1,404
Warranty payments	(980)	(722)	(1,771)	(1,706)

Balance at end of period	$2,620	$2,659	$2,620	$2,659

     Fair Value
The carrying values of the obligation outstanding under the Working Capital Facility approximates fair value because the obligation has varying interest charges based on current market rates and was recently renegotiated. The Company’s Senior Subordinated Notes traded at 102.6% and 95% at June 30, 2010, and December 31, 2009, respectively, based on available market information.
     Recent Accounting Pronouncements
The Company has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Discontinued Operations
On December 30, 2006, the Company committed to a plan to sell its South Africa operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9,200 (net of $6,300 of tax) was recorded in 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with $13,800 net cash received at closing along with a note due in May 2010 in the amount of 30,000 South African Rand and bearing 14% interest payable. In April 2009, the note was settled and the Company recorded a gain of $1,933 in discontinued operations. The Company also recorded $522 of interest income in continuing operations related to this transaction.
4. Inventories
The composition of inventories was as follows:

	June 30,	December 31,
	2010	2009
Raw materials and component parts	$29,742	$25,410
Work-in-process	3,607	4,216
Finished goods	55,650	53,272

	89,000	82,898
LIFO reserve	(8,632)	(8,517)

	$80,368	$74,381

5. Intangible Assets
The composition of intangibles was as follows:

	June 30,	December 31,
	2010	2009
Goodwill	$186,334	$187,818
Patents and customer relationships	42,994	42,741
Trademarks	33,403	33,403

	262,731	263,962
Accumulated amortization of patents and customer relationships	(19,050)	(17,693)

	$243,681	$246,269

Amortization of patents and customer relationships amounted to $680 and $1,357 for the three and six month periods ended June 30, 2010, respectively, and to $672 and $1,343 for the three and six month periods ended June 30, 2009.
Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The annual impairment analysis was completed in the fourth quarter, and no adjustment to the carrying value of goodwill was deemed necessary as of October 1, 2009. As of June 30, 2010, the Company considered possible impairment triggering events since the impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no triggering events or goodwill impairment were indicated at that date.

The change in the carrying amount of goodwill during the six-month period was as follows:

Carrying Amount
of Goodwill
Balance as of January 1, 2010	$187,818
Foreign currency translation	(1,484)

Balance as of June 30, 2010	$186,334

6. Debt and Capital Lease Obligations
The composition of debt and capital lease obligations was as follows:

	June 30,	December 31,
	2010	2009
Working Capital Facility	$9,662	$9,643
Second Lien Facility	—	25,000
Issuance discount on Second Lien Facility	—	(1,703)
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	172,327	172,327
Capital leases	9,029	9,869
Other	1,657	1,888

	192,675	217,024

Current maturities and working capital facility	(12,742)	(18,558)

	$179,933	$198,466

     Working Capital Facility
Certain subsidiaries of the Company are borrowers under the Third Amended and Restated Credit Agreement dated June 29, 2007 as amended (the “Credit Agreement”), with General Electric Capital Corporation as agent and lender. The Credit Agreement: (i) matures on June 29, 2012; (ii) provides a revolving credit commitment of up to $70,000 (the “Working Capital Facility”), which includes (a) an asset based facility and (b) an amortizing $10,000 property, plant and equipment facility; (iii) provides for interest rate percentages applicable to the asset base; (iv) limits the senior leverage ratio to 2.75; (v) provides for an interest rate of 90-day LIBOR plus 4.00%; (vi) includes a prepayment fee of 1% if the Facility is terminated; and (vii) includes a minimum fixed charge coverage ratio of 1.10 measured quarterly. With respect to the quarters ending March 31, 2010 and June 30, 2010, the calculation is based on the results for the six months and nine months periods ending on such dates, respectively. The calculation for quarters ending September 30, 2010 and thereafter is based on the twelve month periods then ending. Borrowings under the Working Capital Facility may not exceed 85% of eligible receivables plus the lesser of (i) 85% of the net orderly liquidation value of eligible inventories or (ii) 65% of the book value of eligible inventories less customary reserves, plus machinery at appraised value not to exceed $10,000.
At June 30, 2010, $3,878 of letters of credit were outstanding under the Credit Agreement. Unused availability, net of these letters of credit, was $39,880 under the Working Capital Facility.
Second Lien Agreement
Under the 2009 Amended and Restated Second Lien Credit Agreement, as amended (the “Second Lien Agreement”), the Company borrowed $25,000 with a maturity date of November 30, 2012. During the quarter, the Company voluntarily prepaid the $25,000 principal balance outstanding, plus accrued and unpaid interest on such amount as of June 30, 2010. The outstanding principal amount bore interest at 12% per annum and would have been due November 30, 2012. As a result of the prepayment, the Second Lien Agreement has terminated and liens on the property and assets of the Company and its subsidiaries thereunder have been released. The Company recorded a loss on debt extinguishment related to these prepayments in the amount of $1,867, consisting of a $1,494 write off of unamortized original issue discount, $284 write off of unamortized deferred financing fees, and prepayment fees of $89.
Senior Subordinated Notes
The Company is the issuer of 9.25% Senior Subordinated Notes due in 2014 (the “Senior Subordinated Notes”) with an aggregate principal outstanding of $172,327. The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). Interest accrues at the rate of 9.25% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. An additional Special Interest is payable semi-annually and accrues at a rate subject to adjustment based on the consolidated leverage ratio which is calculated each calendar quarter. The Special Interest accrual rate through June 30, 2010 is 2.25% with 1.25% effective for the calendar quarter beginning July 1, 2010 and 0.75% effective for the calendar quarter beginning October 1, 2010.
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
Parent Company Financial Information
Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability of the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At June 30, 2010 and December 31, 2009, the primary asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the primary liability was the $172,327 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation except as shown in Note 16, Condensed Consolidating Financial Statements.
Covenant Compliance
At June 30, 2010, the Company was in compliance with its financial covenants. Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility which requires EBITDA, as defined in the Amended GE Credit Agreement, to be at least 1.10 of Fixed Charges, as defined. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Subordinated Notes.
7. Derivative Instruments
In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates. On February 1, 2009, the swap arrangement was terminated by the counterparty pursuant to terms of the arrangement and a $3,000 payment was received by the Company in conjunction with this termination and is being amortized as a reduction of interest expense over the remaining term of the Notes.

8. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$2,571	$2,515	$4,867	$19
Cumulative foreign currency translation gains (losses), net of tax	(2,878)	5,529	(2,378)	4,244
Pension and post-retirement liabilities	99	60	171	132

Comprehensive income (loss)	$(208)	$8,104	$2,660	$4,395

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
At the beginning of 2010, the Company had approximately $150,000 in U.S. net operating losses. For 2010, the Company’s management estimates that actual cash income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.
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
11. Stock Options and Stock-Based Compensation
The Company utilizes the modified prospective method of accounting for stock compensation, and accordingly recognizes compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was $231 of expense for the three months ended June 30, 2010. For the three months ended June 30, 2009, stock compensation cost was a net credit of $66 resulting from the reversal of prior performance-based accruals offset partially by $61 of charges. Stock compensation cost included in selling, general and administrative expense was $248 of expense for the six months ended June 30, 2010. For the six months ended June 30, 2009, stock compensation expense was a net credit of $668 reflecting the reversal of prior performance-based accruals and stock compensation charges of $205.
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
Under the 2004 Non-Employee Directors Stock Option Plan, the Amended and Restated 2004 Stock Incentive Plan, and other specific agreements, 1,135,437 options to purchase shares were issued and outstanding as of June 30, 2010. In addition, as of June 30, 2010, 430,050 restricted shares were outstanding, of which 333,188 shares have vesting determined in 2010, 2011, 2012 and 2013 based on performance targets related to return on invested operating capital with the remaining 96,862 shares vesting ratably over the three years ending June 2013.
The Company granted 203,373 stock options and 117,278 restricted shares in the six month periods ended June 30, 2010 to various salaried employees. All of the option shares and 96,862 restricted shares are time-based and will vest ratably over three years beginning on the first anniversary of the grant date. The remaining 20,416 restricted shares will vest if established performance targets related to return on invested operating capital are achieved for the 5 year periods ending December 31, 2013.
Non-qualified options for 732 shares were exercised in the six month periods ended June 30, 2010. The fair value of options vested during the six month period ended June 30, 2010 was $1.40.
At June 30, 2010, the total stock-based compensation cost related to non-vested awards not yet recognized is approximately $1,997 and the weighted average period over which this amount is expected to be recognized is approximately 2.3 years.
In summary, changes in stock options during the six months ended June 30, 2010 were as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Total Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at January 1, 2010	1,190,578	$12.72
Granted	203,373	$7.79
Exercised	(732)	$4.98
Forfeited or expired	(257,782)	$14.59

Options outstanding at June 30, 2010	1,135,437	$11.41	5.2	$1,235

Vested options exercisable at June 30, 2010	653,353	$12.86	4.5	$213

Non-Vested Stock Options
Non-vested options outstanding at January 1, 2010	538,604
Granted	203,373
Vested	(22,677)
Forfeited or expired	(237,216)

Non-vested options outstanding at June 30, 2010	482,084	$9.45	6.7	$1,022

12. Earnings (Loss) Per Share
The calculation of net income (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Income (loss) applicable to common shares
Continuing operations	$2,571	$582	$4,867	$(1,914)
Discontinued operations	$—	$1,933	$—	$1,933

Net income	$2,571	$2,515	$4,867	$19

Denominator:
Weighted average shares for basic earnings per share	13,546,309	13,527,105	13,544,579	13,520,168
Dilutive effect of stock options and restrictive shares	191,926	94,723	125,416	58,381

Weighted average shares for diluted earnings per share	13,738,235	13,621,828	13,669,994	13,578,549

Basic and diluted income (loss) per share amounts:
Continuing operations	$0.19	$0.04	$0.36	$(0.14)
Discontinued operations	$—	$0.14	$—	$0.14

Net income per share	$0.19	$0.18	$0.36	$—

The calculation of weighted average shares for the three and six months ended June 30, 2010 excludes common shares of 1.4 million and 1.5 million stock options and restricted stock, respectively, because their effect was considered to be antidilutive or performance conditions had not been satisfied. The calculation of weighted average shares for the three and six months ended June 30, 2009 excludes common shares of 1.5 million and 1.5 million stock options and restricted stock, respectively, for reasons noted above.
13. Employee Benefit Plans
Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Components of the net periodic benefit cost:
Interest Cost	$318	$321	$—	$5
Expected return on plan assets	(279)	(235)	—	—
Recognized (gain) loss	146	161	(36)	—

Net periodic benefit cost	$185	$247	$(36)	$5

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of the net periodic benefit cost:
Interest Cost	$636	$642	$—	$9
Expected return on plan assets	(558)	(470)	—	—
Recognized (gain) loss	292	322	(72)	—

Net periodic benefit cost	$370	$494	$(72)	$9

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
Geographic Information
The reportable geographic regions are the Americas (United States, Canada, Mexico, Latin America and South America), Europe/Middle East and Asia-Pacific. The following tables provide summarized financial information concerning the Company’s geographic segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales:
Americas	$73,865	$58,348	$141,185	$119,057
Asia-Pacific	28,451	21,269	51,786	37,572
Europe/ Middle East	6,280	5,188	12,242	11,487

Total	$108,596	$84,805	$205,213	$168,116

For all periods shown, U.S. sales comprised approximately 80% of Americas sales, while Australia sales comprised approximately 80% of Asia Pacific sales.

	June 30,	December 31,
	2010	2009
Identifiable Assets (excluding working capital and intangibles):

Americas	$39,445	$40,365
Asia-Pacific	7,786	8,043
Europe/Middle East	1,421	1,844

	$48,652	$50,252

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Gas equipment	$40,173	$29,028	$75,015	$58,500
Filler metals including hardfacing	21,853	19,626	43,141	38,522
Arc accessories including torches, related consumable parts and accessories	18,601	14,656	34,359	29,963
Plasma power supplies, torches and related consumable parts	16,913	12,801	32,141	25,831
Welding equipment	11,056	8,694	20,557	15,300

	$108,596	$84,805	$205,213	$168,116

15. Restructuring and Other Charges
In the first quarter of 2009, the Company offered a voluntary retirement program in which approximately 50 employees elected to participate, reducing annual compensation and benefit costs by approximately $3,100. The Company accrued restructuring charges of $1,300 in separation pay and COBRA benefits payable under the program. The amounts were substantially paid through August 2009.
16. Condensed Consolidating Financial Statements
Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.
The following financial information as of June 30, 2010, December 31, 2009, and June 30, 2009 presents guarantors and non-guarantors, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9,633	$3,275	$—	$12,908
Accounts receivable, net	—	57,780	7,158	—	64,938
Inventories	—	71,745	8,623	—	80,368
Prepaid expenses and other	—	6,803	2,161	—	8,964
Deferred tax assets	—	3,008	—	—	3,008

Total current assets	—	148,969	21,217	—	170,186
Property, plant and equipment, net	—	42,769	3,118	—	45,887
Goodwill	—	186,334	—	—	186,334
Intangibles, net	—	50,490	6,857	—	57,347
Other assets	1,771	5,525	—	(4,224)	3,072
Investment in and advances to subsidiaries	240,716	—	—	(240,716)	—

Total assets	$242,487	$434,087	$31,192	$(244,940)	$462,826

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$9,662	$—	$—	$9,662
Current maturities of long-term obligations	463	2,415	202	—	3,080
Accounts payable	—	27,581	5,313	—	32,894
Accrued and other liabilities	—	27,585	3,405	—	30,990
Accrued interest	8,257	88	—	—	8,345
Income taxes payable	—	2,583	112	—	2,695
Deferred tax liabilities	—	2,793	—	—	2,793

Total current liabilities	8,720	72,707	9,032	—	90,459
Long-term obligations, less current maturities	172,327	7,212	394	—	179,933
Deferred tax liabilities	—	49,059	—	—	49,059
Other long-term liabilities	1,195	10,870	564	—	12,629
Shareholders’ equity (deficit):
Common stock	135	—	—	—	135
Additional paid-in-capital	189,085	—	—	—	189,085
Accumulated deficit	(60,196)	68,768	(66,215)	(2,553)	(60,196)
Accumulated other comprehensive income (loss)	1,722	(30,439)	(9,207)	39,646	1,722

Total shareholders’ equity (deficit)	130,746	38,329	(75,422)	37,093	130,746
Net equity (deficit) and advances to / from subsidiaries	(70,501)	255,910	96,624	(282,033)	—

Total liabilities and shareholders’ equity (deficit)	$242,487	$434,087	$31,192	$(244,940)	$462,826

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$117,738	$10,902	$(20,044)	$108,596
Cost of goods sold	—	83,854	7,419	(19,908)	71,365

Gross margin	—	33,884	3,483	(136)	37,231

Selling, general and administrative expenses	231	23,164	1,687	—	25,082
Amortization of intangibles	—	680	—	—	680

Operating income (loss)	(231)	10,040	1,796	(136)	11,469

Other income (expenses):
Interest, net	(4,839)	(1,090)	(10)	—	(5,939)
Amortization of deferred financing costs	(124)	(127)	—	—	(251)
Equity in net income (loss) of subsidiaries	7,765	—	—	(7,765)	—
Loss on debt extinguishment	—	(1,867)	—	—	(1,867)

Income (loss) from continuing operations before income tax provision	2,571	6,956	1,786	(7,901)	3,412

Income tax provision	—	393	448	—	841

Net income (loss)	$2,571	$6,563	$1,338	$(7,901)	$2,571

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$223,956	$19,864	$(38,607)	$205,213
Cost of goods sold	—	160,064	13,778	(38,245)	135,597

Gross margin	—	63,892	6,086	(362)	69,616

Selling, general and administrative expenses	248	42,789	3,812	—	46,849
Amortization of intangibles	—	1,357	—	—	1,357

Operating income (loss)	(248)	19,746	2,274	(362)	21,410

Other income (expense):
Interest, net	(9,741)	(2,489)	(45)	—	(12,275)
Amortization of deferred financing costs	(247)	(268)	—	—	(515)
Equity in net income (loss) of subsidiaries	15,103	—	—	(15,103)	—
Loss on debt extinguishment	—	(1,867)	—	—	(1,867)

Income (loss) from continuing operations before income tax provision	4,867	15,122	2,229	(15,465)	6,753

Income tax provision	—	1,224	662	—	1,886

Net income (loss)	$4,867	$13,898	$1,567	$(15,465)	$4,867

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$92,513	$7,220	$(14,928)	$84,805
Cost of goods sold	—	69,223	5,707	(15,070)	59,860

Gross margin	—	23,290	1,513	142	24,945

Selling, general and administrative expenses	(66)	16,659	1,675	—	18,268
Amortization of intangibles	—	673	(1)	—	672

Operating income (loss)	66	5,958	(161)	142	6,005

Other income (expenses):
Interest, net	(4,259)	(636)	(16)	—	(4,911)
Amortization of deferred financing costs	(125)	(112)	—	—	(237)
Equity in net income (loss) of subsidiaries	6,833	—	—	(6,833)	—

Income (loss) from continuing operations before income tax provision and discontinued operations	2,515	5,210	(177)	(6,691)	857

Income tax provision	—	201	74	—	275

Income (loss) from continuing operations	2,515	5,009	(251)	(6,691)	582

Loss from discontinued operations, net of tax	—	—	1,933	—	1,933

Net income (loss)	$2,515	$5,009	$1,682	$(6,691)	$2,515

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$182,538	$12,817	$(27,239)	$168,116
Cost of goods sold	—	138,869	10,290	(27,348)	121,811

Gross margin	—	43,669	2,527	109	46,305

Selling, general and administrative expenses	(668)	35,418	2,960	—	37,710
Amortization of intangibles	—	1,344	(1)	—	1,343

Operating income (loss)	668	6,907	(432)	109	7,252

Other income (expense):
Interest, net	(8,242)	(1,274)	(28)	—	(9,544)
Amortization of deferred financing costs	(250)	(223)	—	—	(473)
Equity in net income (loss) of subsidiaries	7,843	—	—	(7,843)	—

Income (loss) from continuing operations before income tax provision and discontinued operations	19	5,410	(460)	(7,734)	(2,765)

Income tax provision	—	(1,041)	190	—	(851)

Income (loss) from continuing operations	19	6,451	(650)	(7,734)	(1,914)

Loss from discontinued operations, net of tax	—	—	1,933	—	1,933

Net income (loss)	$19	$6,451	$1,283	$(7,734)	$19

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$5,861	$35,021	$3,428	$(15,465)	$28,845

Cash flows from investing activities:
Capital expenditures	—	(4,217)	(257)	—	(4,474)
Other	—	—	(253)	—	(253)

Net cash used in investing activities	—	(4,217)	(510)	—	(4,727)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	1,161	—	—	1,161
Repayments under Working Capital Facility	—	(1,142)	—	—	(1,142)
Borrowings of Second-Lien Facility and other	—	—	—	—	—
Repayments of Second-Lien Facility and other	—	(25,656)	(75)	—	(25,731)
Exercise of employee stock purchases	46	—	—	—	46
Advances to / from discontinued operations	—	—	—	—	—
Termination payment from derivative counterparty	—	—	—	—	—
Changes in net equity	—	—	—	—
Other	(5,907)	(6,995)	(2,563)	15,465	—

Net cash provided by (used in) financing activities	(5,861)	(32,632)	(2,638)	15,465	(25,666)

Effect of exchange rate changes on cash and cash equivalents	—	(279)	(151)	—	(430)

Net cash provided by (used in) continuing operations	—	(2,107)	129	—	(1,978)

Total increase (decrease) in cash and cash equivalents	—	(2,107)	129	—	(1,978)
Total cash and cash equivalents beginning of period	—	11,740	3,146	—	14,886

Total cash and cash equivalents end of period	$—	$9,633	$3,275	$—	$12,908

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(332)	$27,443	$1,886	$(7,734)	$21,263

Cash flows from investing activities:
Capital expenditures	—	(4,056)	83	—	(3,973)
Other	—	(155)	21	—	(134)

Net cash provided by (used in) investing activities	—	(4,211)	104	—	(4,107)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	8,923	—	—	8,923
Repayments under Working Capital Facility	—	(29,388)	—	—	(29,388)
Borrowings of other debt	—	75	—	—	75
Repayments of other debt	—	(235)	—	—	(235)
Changes in net equity and advances to / from discontinued operations	(2,710)	(2,576)	(515)	7,734	1,933
Other	3,042	(1,111)	(154)	—	1,777

Net cash provided by (used in) financing activities	332	(24,312)	(669)	7,734	(16,915)

Effect of exchange rate changes on cash and cash equivalents	—	861	44	—	905

Net cash provided by (used in) continuing operations	—	(219)	1,365	—	1,146

Net cash used in discontinued operations	—	1,954	(2,322)	—	(368)

Total increase (decrease) in cash and cash equivalents	—	1,735	(957)	—	778
Total cash and cash equivalents beginning of period	—	6,301	6,200	—	12,501

Total cash and cash equivalents end of period	$—	$8,036	$5,243	$—	$13,279

Stock compensation expense was reclassified from financing activities to operating activities for period shown.

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
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009: (a) the impact of uncertain global economic conditions on our business and those of our customers, (b) the cost and availability of raw materials, (c) operational and financial developments and restrictions affecting our international sales and operations, (d) the impact of currency fluctuations, exchange controls, and devaluations, (e) the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carryforwards, (f) consolidation within our customer base and the resulting increased concentration of our sales, (g) actions taken by our competitors that affect our ability to retain our customers, (h) the effectiveness of our cost reduction initiatives in our continuous improvement program, (i) our ability to meet customer needs by introducing new and enhanced products, (j) our ability to adequately enforce or protect our intellectual property rights, (k) the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments, (l) disruptions in the credit markets, (m) the impact of the sale of a large number of shares of our common stock on the market price of our stock, (n) our relationships with our employees and our ability to retain and attract qualified personnel, (o) liabilities arising from litigation, including product liability risks, and (p) the costs of compliance with and liabilities arising under environmental laws and regulations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Key performance measurements we use to manage the business include orders, sales, commodity cost trends, operating expenses and efficiencies, inventory levels and fill-rates. The timing of these measurements varies, but may be daily, weekly or monthly depending on the need for management information and the availability of data.
Key financial measurements we use to evaluate the results of our business as well as the operations of our individual units include customer order levels and mix, sales order profitability, production volumes and variances, gross profit margin, selling, general and administrative expenses, earnings before interest, taxes, and depreciation and amortization, operating cash flows, capital expenditures and controllable working capital. We define controllable working capital as accounts receivable, inventory and accounts payable. These measurements are reviewed monthly, quarterly and annually and are compared with historical periods, as well as objectives that are established by management and approved by our Board of Directors.
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three and six months ended June 30, 2010, and 2009.
Net sales

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net sales summary:
U.S.	$58,706	$47,553	23.5%	$111,626	$98,004	13.9%
International	49,890	37,252	33.9%	93,587	70,112	33.5%

Consolidated	$108,596	$84,805	28.1%	$205,213	$168,116	22.1%

Net sales for the three months ended June 30, 2010 increased $23.8 million as compared to the same period in 2009 with approximately $20.7 million from increased demand across all product lines and $3.1 million due to foreign currency translation. The company executed a price increase in June 2010 which had an immaterial impact to the three months ended June 30, 2010.
Net sales for the six months ended June 30, 2010 increased $37.1 million as compared to the same period in 2009 with approximately $28.8 million from increased demand across all product lines and $8.3 million due to foreign currency translation. The company executed a price increase in June 2010 which had an immaterial impact to the six months ended June 30, 2010.

Gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Gross margin	$37,231	$24,945	49.3%	$69,616	$46,305	50.3%
Gross margin as a percent of net sales	34.3%	29.4%		33.9%	27.5%
For the three and six months ended June 30, 2010, gross margin as a percent of sales increased as compared to the same period in 2009 primarily due to the beneficial impact of manufacturing efficiencies arising from the increased volumes of activity in 2010.
Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative expenses	$25,082	$18,268	37.3%	$46,849	$37,710	24.2%
SG&A as a percent of net sales	23.1%	21.5%		22.8%	22.4%
For the three months ended June 30, 2010, SG&A expenses include $3.3 million for performance based compensation expense, consisting of sales commissions, incentive compensation, and stock compensation in excess of amounts in the comparable period of 2009. SG&A expenses in the second quarter of 2010 are $0.2 million higher than the comparable period of 2009 due to losses arising from foreign currency transactions. The Company incurred $3.3 million of increases in salaries, selling, and administrative costs.
For the six months ended June 30, 2010, SG&A expenses include $5.3 million for performance based compensation expense, consisting of sales commissions, incentive compensation, and stock compensation in excess of amounts in the comparable period of 2009. SG&A expenses for the six months ended June 30, 2010 are $0.5 million higher than the comparable period of 2009 due to losses arising from foreign currency transactions. The Company incurred $3.3 million of increases in salaries, selling, and administrative costs. SG&A expenses for the six months ended June 30, 2009 include $1.6 million of charges for severance amounts payable to employees who elected to participate in an early retirement program offered by the Company. These charges were $1.2 million in excess of severance charges incurred for the six months ended June 30, 2010. SG&A expenses for the six months ended June 30, 2009 include a $1.2 million expense reduction from reversal of previously accrued performance-based stock and incentive compensation.
Interest, net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Interest, net	$5,939	$4,911	20.9%	$12,275	$9,544	28.6%
Interest expense for the three months ended June 30, 2010 was $5.9 million, increasing from $4.9 million for the three months ended June 30, 2009. The effective interest rate on senior debt increased approximately 300 basis points to 11.8% due to the Special Interest adjustment of 2.25% on the Senior Subordinated Notes as compared to 0.75% in the second quarter of 2009 and increased interest under the Second Lien indebtedness refinanced in August 2009.
Interest expense for the six months ended June 30, 2010 was $12.3 million, increasing from $9.5 million for the six months ended June 30, 2009. The effective interest rate on senior debt increased approximately 350 basis points to 11.9% due to the Special Interest adjustment of 2.25% on the Senior Subordinated Notes as compared to 0.25% and 0.75%, respectively in the first and second quarters of 2009 and increased interest under the Second Lien indebtedness refinanced in August 2009.

Loss on Debt Extinguishment
In the second quarter of 2010, the Company repaid $25 million of Second Lien indebtedness and recorded a loss on debt extinguishment of $1.9 million, consisting of a $1.5 million write off of unamortized original issue discount, $0.3 million write off of unamortized deferred financing fees, and prepayment fees of $0.1 million.
Income tax provision (benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Income tax provision (benefit)	$841	$275	205.8%	$1,886	$(851)	NM
For the 2010 second quarter, the effective income tax rate was 24.6% versus 32.1% in the comparable prior year period. The change is primarily related to recovery of a prior year’s income taxes in the amount of $0.2 million. For the first half of 2010, the effective income tax rate was 27.9% versus 30.8% in the comparable period in 2009.
Discontinued Operations
Income from discontinued operations was $1.9 million during the second quarter of 2009 as a result of the collection of a note receivable associated with the sale of the South African business. The sale closed on May 25, 2007 with $13.8 million in net cash received at closing along with a note due in May 2010 in the amount of 30 million South African Rand and bearing 14% interest payable. In April 2009, the note was settled and the Company recorded a gain of $1.9 million in discontinued operations. The Company also recorded $0.5 million of interest income in continuing operations related to this transaction.
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
The Company’s cash flows from continuing operations from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

(Dollars in thousands)	Six Months Ended
	June 30,
Net cash provided by (used in):	2010	2009
Operating activities	$28,845	$21,263
Investing activities	(4,727)	(4,107)
Financing activities	(25,666)	(16,915)
Effect of exchange rates	(430)	905

Cash provided	$(1,978)	$1,146

Operating Activities
Cash provided by operating activities for the first six months of 2010 was $28.8 million compared to the $21.3 million of cash provided during the same period in 2009. The change in operating assets and liabilities provided $17.0 million of cash during the six months ended June 30, 2010 compared to the $19.5 million of cash provided in the six months ended June 30, 2009. The changes in operating assets and liabilities, excluding foreign currency translation effects, included:
•	Accounts receivable increased $9.5 million during the six months ended June 30, 2010 due to increased sales, compared to the $18.0 million decrease during the same period in 2009 during which sales declined substantially.

•	Inventory increases used $6.8 million of cash through the first six months of 2010 due to increased customer demand. Inventory declined in the first six months of 2009 due to substantial declines in demand and provided $21.9 million of cash.

•	Accounts payable increased in the first six months of 2010 providing $23.4 million of cash which includes the beneficial impact of approximately $14 million of early payment of supplier invoices during the fourth quarter of 2009. These early payments reduced the cash usage requirements in the first half of 2010. In the first half of 2009 accounts payable were reduced, utilizing $9.8 million of cash. During 2009, the Company was paying vendors for previous materials purchases while reducing new purchases in connection with reducing inventory levels.

•	Accrued liabilities increased in the first six months of 2010, providing $11.0 million of cash, due primarily to increases in incentive compensation, customer rebates and income tax accruals. This amount is net of the $9.2 million for payment of the semi-annual interest due on the Senior Subordinated Notes and accruals during the quarter for interest and incentive compensation. During the first six months of 2009, accrued liabilities were reduced by $11.3 million due to cash payment of employee severance, customer rebates, incentive compensation and the $8.5 million of semi-annual interest due on the Senior Subordinated Notes.
Investing Activities
Investing activities used $4.7 million of cash for the six months ended June 30, 2010 compared to net cash used of $4.1 million for the first six months of 2009. Cash used in investing activities in 2010 and 2009 primarily reflected capital expenditures for manufacturing equipment purchases.
Financing Activities
During the six months ended June 30, 2010, the Company repaid all $25 million of the Second Lien indebtedness. For the same period in 2009, the Company had net repayment of $20.5 million under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund working capital and capital expenditures.
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
At June 30, 2010, $3.9 million of letters of credit were outstanding. Unused availability, net of these letters of credit, was $39.9 million under the Working Capital Facility.
During the quarter, the Company voluntarily prepaid the $25.0 million principal balance outstanding under the Second Lien Facility, plus accrued and unpaid interest on such amount as of that date. The outstanding principal amount bore interest at 12% per annum and would have been due November 30, 2012. As a result of the prepayment, the Second Lien Agreement has terminated and liens on the property and assets of the Company and its subsidiaries thereunder have been released. The Company funded its prepayment primarily with borrowings under its Working Capital Facility with GE, which currently holds first liens on the property and assets of the Company and its subsidiaries.
We anticipate the Company to incur capital expenditure commitments of $15 to $18 million in 2010, including $10 million to $12 million to expand existing manufacturing facilities. For the six months ended June 30, 2010, we have incurred $4.5 million in capital expenditures.
At June 30, 2010, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments.
The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility. This covenant requires EBITDA, as defined in the Amended GE Credit Agreement, to be at least 1.10 of Fixed Charges, as defined. Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are amended or non-compliance is waived. An event of default under our credit agreements, if not waived, could result in the acceleration of these debt obligations and, consequently, our debt obligations under our Senior Subordinated Notes.

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
The Company’s management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon their evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Steven A. Schumm
Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Date: July 29, 2010

THERMADYNE HOLDINGS CORPORATION
EXHIBIT INDEX

Exhibit No.		Exhibit
*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
*32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *
*32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.