Form 10-Q
period 2010-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2010-10-29
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐   No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on October 26, 2010 was 13,556,563.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.
THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$11,345	$14,886
Accounts receivable, less allowance for doubtful accounts of $500 and $400, respectively	71,330	56,589
Inventories	86,139	74,381
Prepaid expenses and other	9,702	9,255
Deferred tax assets	3,008	3,008

Total current assets	181,524	158,119

Property, plant and equipment, net of accumulated depreciation of $62,374 and $55,082, respectively	46,644	46,687
Goodwill	188,782	187,818
Intangibles, net	56,741	58,451
Other assets	2,835	3,870

Total assets	$476,526	$454,945

Current Liabilities:
Working capital facility	$12,556	$9,643
Current maturities of long-term obligations	2,905	8,915
Accounts payable	28,995	9,598
Accrued and other liabilities	37,317	23,119
Accrued interest	3,133	7,608
Income taxes payable	3,726	705
Deferred tax liabilities	2,793	2,793

Total current liabilities	91,425	62,381

Long-term obligations, less current maturities	179,505	198,466
Deferred tax liabilities	52,805	52,835
Other long-term liabilities	12,289	13,471
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 25,000,000 shares Issued and outstanding — 13,552,073 shares at September 30, 2010 and 13,539,998 shares at December 31, 2009	136	135
Additional paid-in capital	189,414	188,791
Accumulated deficit	(55,375)	(65,063)
Accumulated other comprehensive income	6,327	3,929

Total shareholders’ equity	140,502	127,792

Total liabilities and shareholders’ equity	$476,526	$454,945

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$106,483	$89,501	$311,696	$257,617
Cost of goods sold	69,439	60,706	205,036	182,517

Gross margin	37,044	28,795	106,660	75,100

Selling, general and administrative expenses	23,936	21,767	70,785	59,477
Amortization of intangibles	681	673	2,038	2,016

Operating income	12,427	6,355	33,837	13,607

Other income (expenses):
Interest, net	(4,995)	(5,577)	(17,270)	(15,121)
Amortization of deferred financing costs	(238)	(276)	(753)	(749)
Settlement of retiree medical obligations	—	5,863	—	5,863
Loss on debt extinguishment	—	—	(1,867)	—

Income from continuing operations before income tax provision and discontinued operations	7,194	6,365	13,947	3,600
Income tax provision	2,373	2,639	4,259	1,788

Net income from continuing operations	$4,821	$3,726	$9,688	$1,812

Income from discontinued operations, net of tax	—	1,118	—	3,051

Net income	$4,821	$4,844	$9,688	$4,863

Basic income per share
Continuing operations	$0.36	$0.27	$0.72	$0.13
Discontinued operations	—	0.09	—	0.23

Net income	$0.36	$0.36	$0.72	$0.36

Diluted income per share:
Continuing operations	$0.35	$0.27	$0.71	$0.13
Discontinued operations	—	0.08	—	0.22

Net income	$0.35	$0.35	$0.71	$0.35

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from continuing operations:
Cash flows from operating activities:
Net income	$9,688	$4,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(3,051)
Depreciation and amortization	10,067	9,601
Deferred income taxes	(1,266)	(270)
Stock compensation expense (gain)	522	(616)
Net periodic post-retirement benefits	608	(6,055)
Loss on debt extinguishment	1,867	—
Changes in operating assets and liabilities:
Accounts receivable	(13,231)	18,598
Inventories	(10,062)	28,774
Prepaids	(28)	887
Accounts payable	18,066	(9,872)
Accrued and other liabilities	13,059	(6,350)
Accrued interest	(4,475)	(3,416)
Accrued taxes	2,814	(1,936)
Other long-term liabilities	(1,607)	(796)
Other, net	(544)	—

Net cash provided by operating activities	25,478	30,361

Cash flows from investing activities:
Capital expenditures	(5,921)	(4,626)
Other	(328)	(245)

Net cash used in investing activities	(6,249)	(4,871)

Cash flows from financing activities:
Borrowings under Working Capital Facility	15,927	8,923
Repayments of Working Capital Facility	(13,014)	(41,454)
Borrowings under Second-Lien Facility and other	—	25,075
Repayments of Second-Lien Facility and other	(26,305)	(16,630)
Exercise of employee stock purchases and stock options	102	95
Advances from (to) discontinued operations	—	2,398
Termination payment from derivative counterparty	—	2,313
Other, net	—	(818)

Net cash used in financing activities	(23,291)	(20,098)

Effect of exchange rate changes on cash and cash equivalents	521	1,552

Net cash provided by (used in) continuing operations	(3,541)	6,944

Cash flows from discontinued operations

Loss from discontinued operations	—	(585)

Total increase (decrease) in cash and cash equivalents	(3,541)	6,359
Total cash and cash equivalents beginning of period	14,886	12,501

Total cash and cash equivalents end of period	$11,345	$18,860

Income taxes paid	$3,697	$3,928

Interest paid	$21,761	$19,531

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. The combined results of operations of the Company for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported in Thermadyne’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2. Significant Accounting Policies
Product Warranty Programs
Various products are sold with product warranty programs. Provisions for warranty programs are made based on historical experience as the products are sold and such provisions are adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$2,620	$2,659	$2,300	$2,961
Charged to expenses	1,100	950	3,190	2,354
Warranty payments	(920)	(1,109)	(2,690)	(2,815)

Balance at end of period	$2,800	$2,500	$2,800	$2,500

Fair Value
The carrying values of the obligation outstanding under the Working Capital Facility approximates fair value because the obligation has varying interest charges based on current market rates and was recently renegotiated. The Company’s Senior Subordinated Notes traded at 103% and 95% at September 30, 2010, and December 31, 2009, respectively, based on available market information.
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
The table below sets forth the net income of each of the discontinued operations in 2009:

	Brazil	South Africa	Total
Three Months Ended September 30, 2009	$1,118	—	$1,118
Nine Months Ended September 30, 2009	1,118	$1,933	3,051
4. Inventories
The composition of inventories was as follows:

	September 30,	December 31,
	2010	2009
Raw materials and component parts	$28,935	$25,410
Work-in-process	3,578	4,216
Finished goods	62,258	53,272

	94,771	82,898
LIFO reserve	(8,632)	(8,517)

	$86,139	$74,381

5. Intangible Assets
The composition of intangibles was as follows:

	September 30,	December 31,
	2010	2009
Goodwill	$188,782	$187,818
Patents and customer relationships	43,068	42,741
Trademarks	33,403	33,403

	265,253	263,962
Accumulated amortization of patents and customer relationships	(19,730)	(17,693)

	$245,523	$246,269

Amortization of patents and customer relationships amounted to $681 and $2,038 for the three and nine month periods ended September 30, 2010, respectively, and to $673 and $2,016 for the three and nine month periods ended September 30, 2009, respectively.

Goodwill and trademarks are tested for impairment annually, as of October 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The annual impairment analysis was completed in the fourth quarter of 2009, and no adjustment to the carrying value of goodwill was deemed necessary as of October 1, 2009. As of September 30, 2010, the Company considered possible impairment triggering events since the impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no triggering events or goodwill impairment were indicated at that date. As noted in Footnote 16, “Subsequent Events,” the Company announced the execution of a definitive merger agreement under which an affiliate of Irving Place Capital will acquire all of the outstanding common shares of the company in a transaction valued at approximately $422,000. This transaction value substantially exceeds the reporting unit’s carrying value of as of September 30, 2010.
The change in the carrying amount of goodwill during the nine-month period was as follows:

Carrying Amount
of Goodwill
Balance as of January 1, 2010	$187,818
Foreign currency translation	964

Balance as of September 30, 2010	$188,782

6. Debt and Capital Lease Obligations
The composition of debt and capital lease obligations was as follows:

	September 30,	December 31,
	2010	2009
Working Capital Facility	$12,556	$9,643
Second Lien Facility	—	25,000
Issuance discount on Second Lien Facility	—	(1,703)
Senior Subordinated Notes, due February 1, 2014, 9 1/4% interest payable semiannually on February 1 and August 1	172,327	172,327
Capital leases	8,542	9,869
Other	1,542	1,888

	194,966	217,024

Current maturities and working capital facility	(15,461)	(18,558)

	$179,505	$198,466

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

At September 30, 2010, $3,878 of letters of credit were outstanding under the Credit Agreement. Unused availability, net of these letters of credit, was $42,584 under the Working Capital Facility.
Second Lien Agreement
Under the 2009 Amended and Restated Second Lien Credit Agreement, as amended (the “Second Lien Agreement”), the Company borrowed $25,000 with a maturity date of November 30, 2012. During the nine months ended September 30, 2010, the Company voluntarily prepaid the $25,000 principal balance outstanding, plus accrued and unpaid interest on such amount. The outstanding principal amount bore interest at 12% per annum and would have been due November 30, 2012. As a result of the prepayment, the Second Lien Agreement has terminated and liens on the property and assets of the Company and its subsidiaries thereunder have been released. The Company recorded a loss on debt extinguishment related to these prepayments in the amount of $1,867 as of June 30, 2010, consisting of a $1,494 write off of unamortized original issue discount, $284 write off of unamortized deferred financing fees, and prepayment fees of $89.
Senior Subordinated Notes
The Company is the issuer of 9.25% Senior Subordinated Notes due in 2014 (the “Senior Subordinated Notes”) with an aggregate principal outstanding of $172,327. The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). Interest accrues at the rate of 9.25% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. An additional Special Interest is payable semi-annually and accrues at a rate subject to adjustment based on the consolidated leverage ratio which is calculated each calendar quarter. The Special Interest accrual rate through June 30, 2010 was 2.25% with 1.25% effective for the calendar quarter beginning July 1, 2010 and 0.75% effective for the calendar quarter beginning October 1, 2010.
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
Parent Company Financial Information
Borrowings under the Company’s financing agreements are the obligations of Thermadyne Industries, Inc. (“Industries”), the Company’s principal operating subsidiary, and certain of Industries’ subsidiaries. Certain borrowing agreements contain restrictions on the ability of the subsidiaries to dividend cash and other assets to the parent company, Thermadyne Holdings Corporation. At September 30, 2010 and December 31, 2009, the primary asset carried on the parent company books of Thermadyne Holdings Corporation was its investment in its operating subsidiaries and the primary liability was the $172,327 of Senior Subordinated Notes. As a result of the limited assets and liabilities at the parent company level, separate financial statements have not been presented for Thermadyne Holdings Corporation except as shown in Note 17, “Condensed Consolidating Financial Statements.”
Covenant Compliance
At September 30, 2010, the Company was in compliance with its financial covenants. Failure to comply with our financial covenants in future periods would result in defaults under our credit agreements unless covenants are further amended or waived. The most restrictive financial covenant is the “fixed charge coverage” covenant under our Working Capital Facility which requires EBITDA, as defined in the Credit Agreement, to be at least 1.10 of Fixed Charges, as defined. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Subordinated Notes.

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
8. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$4,821	$4,844	$9,688	$4,863
Cumulative foreign currency translation gains (losses), net of tax	4,528	2,323	2,151	6,568
Pension and post-retirement liabilities	77	(1,483)	247	(1,352)

Comprehensive income (loss)	$9,426	$5,684	$12,086	$10,079

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
At the beginning of 2010, the Company had approximately $150,000 in U.S. net operating losses (NOL). The benefit of net operating loss carryovers reduce current year income tax expense as the carryovers are utilized. For 2010, the Company’s management estimates that actual cash income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.
On October 7, 2010, the Company may have experienced a Section 382 annual limitation on future utilization of its NOL carryovers as explained at Note 16, “Subsequent Events.” The potential section 382 annual limitation arose independently of the Agreement to be Acquired by Irving Place Capital noted at “Note 16, Subsequent Events.” This potential limitation does not impact the financial statements as of September 30, 2010, nor does management expect this limitation to materially impact the Company’s 2010 financial statements.
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
During the third quarter of 2010, the Company substantially completed a comprehensive review of its compliance with foreign and U.S. duties requirements that it initiated in light of the assessments by a foreign jurisdiction in the third quarter of 2009. Based on this review, the Company has concluded that additional liabilities for duties, if any, are not material. In conjunction with this review, the Company recorded duties liabilities related to prior periods and associated legal costs of approximately $700 as of June 30, 2010. In addition, the Company incurred legal costs during the three months ended September 30, 2010 of approximately $600. The Company also accrued $110 of related interest expense payable on prior settlement obligations in the three months ended June 30, 2010.
Except as discussed in Note 16, “Subsequent Events,” other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or on the results of operations.
11. Stock Options and Stock-Based Compensation
The Company utilizes the modified prospective method of accounting for stock compensation, and accordingly recognizes compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. Stock compensation cost included in selling, general and administrative expense was $274 of expense for the three months ended September 30, 2010. For the three months ended September 30, 2009, net stock compensation charges were $52 resulting from $78 of charges partially offset by the reversal of prior performance-based accruals of $26. Stock compensation cost included in selling, general and administrative expense was $523 of expense for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, stock compensation expense was a net credit of $616 reflecting the reversal of prior performance-based accruals of $933 offset by stock compensation charges of $317.
The estimated fair value of the restricted stock awards is estimated as the closing price of the stock on the date of the awards. The estimated fair value of stock option grants is computed using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options. The expected life is based on historical experience. Stock option expense is recognized in the condensed consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.
Under the 2004 Non-Employee Directors Stock Option Plan, the Amended and Restated 2004 Stock Incentive Plan, and other specific agreements, 1,102,539 options to purchase shares were issued and outstanding as of September 30, 2010. In addition, as of September 30, 2010, 430,050 restricted shares were outstanding, of which 333,188 shares have vesting determined in 2010, 2011, 2012 and 2013 based on performance targets related to return on invested operating capital with the remaining 96,862 shares vesting ratably over the three years ending June 2013.
Non-qualified options for 3,330 shares were exercised in the nine month period ended September 30, 2010. The fair value of options vested during the nine month period ended September 30, 2010 was $2.79 per unit.
At September 30, 2010, the total stock-based compensation cost related to non-vested awards not yet recognized is approximately $1,707 and the weighted average period over which this amount is expected to be recognized is approximately 2.0 years.
In summary, changes in stock options during the nine months ended September 30, 2010 were as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Total Employee and Director Stock Options	Shares	Price	Term	Value
Options outstanding at January 1, 2010	1,190,578	$12.72	5.5	$239
Granted	203,373	$7.79
Exercised	(3,330)	$6.69
Forfeited or expired	(288,082)	$14.48

Options outstanding at September 30, 2010	1,102,539	$11.37	4.9	$3,285

Vested options exercisable at September 30, 2010	634,704	$12.67	4.2	$1,138

Non-Vested Stock Options
Non-vested options outstanding at January 1, 2010	538,604
Granted	203,373
Vested	(39,524)
Forfeited or expired	(234,618)

Non-vested options outstanding at September 30, 2010	467,835	$9.59	6.3	$2,147

The Company granted 203,373 stock options and 117,278 restricted shares in the nine month period ended September 30, 2010 to various salaried employees. All of the stock options and 96,862 restricted shares are time-based and, subject to acceleration of vesting in the event of a change of control, will vest ratably over three years beginning on the first anniversary of the grant date. See Note 16, “Subsequent Events.” The remaining 20,416 restricted shares will vest if established performance targets related to return on invested operating capital are achieved for the 5 year periods ending December 31, 2013, subject to acceleration in the event of a change in control as noted above.

Restricted Shares
Restricted shares outstanding at January 1, 2010	$383,628
Granted during 2010	117,278
Forfeited or expired	(70,856)

Restricted shares outstanding at September 30, 2010	$430,050

At the effective time of the merger noted at Footnote 16, “Subsequent Events,” each option to acquire shares of our common stock that is outstanding immediately prior to the effective time of the merger, whether vested or unvested, will vest (if unvested) and will be cancelled in exchange for the right to receive a cash payment equal to the number of shares of our common stock subject to the option, multiplied by the excess, if any, by which $15.00 exceeds the exercise price of the option. As of the effective time, each option for which the exercise price per share of our common stock equals or exceeds $15.00 will be cancelled and have no further force or effect without any right to receive any consideration therefore. At September 30, 2010, there were options to purchase 965,925 shares outstanding with an exercise price less than $15.00 per share. At or immediately prior to the effective time, each outstanding restricted share will vest and become free of any restrictions and, as of the effective time of the merger, will be cancelled and converted into the right to receive $15.00 per restricted share, without interest.
12. Earnings Per Share
The calculation of net income per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Income applicable to common shares
Continuing operations	$4,821	$3,726	$9,688	$1,812
Discontinued operations	$—	$1,118	$—	$3,051

Net income	$4,821	$4,844	$9,688	$4,863

Denominator:
Weighted average shares for basic earnings per share	13,550,244	13,537,019	13,546,488	13,525,386
Dilutive effect of stock options and restrictive shares	260,101	111,640	170,311	76,134

Weighted average shares for diluted earnings per share	13,810,345	13,648,659	13,716,799	13,601,520

Basic income per share amounts:
Continuing operations	$0.36	$0.27	$0.72	$0.13
Discontinued operations	$—	$0.09	$—	$0.23

Net income per share	$0.36	$0.36	$0.72	$0.36

Diluted income per share amounts:
Continuing operations	$0.35	$0.27	$0.71	$0.13
Discontinued operations	$—	$0.08	$—	$0.22

Net income per share	$0.35	$0.35	$0.71	$0.35

The calculation of basic weighted average shares for the three and nine months ended September 30, 2010 excludes 1.3 million and 1.4 million of stock options and restricted stock, respectively, because their effect was considered to be antidilutive or performance conditions had not been satisfied. The calculation of basic weighted average shares for the three and nine months ended September 30, 2009 excludes common shares of 1.5 million and 1.5 million stock options and restricted stock, respectively, for reasons noted above.
13. Employee Benefit Plans
Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Components of the net periodic benefit cost:
Interest cost	$318	$321	$—	$—
Expected return on plan assets	(279)	(235)	—	—
Recognized (gain) loss	146	161	(36)	(201)
Settlement gain	—	—	—	(5,863)

Net periodic benefit cost	$185	$247	$(36)	$(6,064)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of the net periodic benefit cost:
Interest cost	$954	$963	$—	$9
Expected return on plan assets	(837)	(705)	—	—
Recognized (gain) loss	439	483	(108)	(201)
Settlement gain	—	—	—	(5,863)

Net periodic benefit cost	$556	$741	$(108)	$(6,055)

Settlement of retiree medical obligations for the three and nine months ended September 30, 2009 was adjusted from $7,150 to $5,863 subsequent to the issuance of the September 30, 2009 10-Q. The financial statements herein reflect the corrected gain as shown in the Company’s 2009 10-K. Management views this error as immaterial to the financial statements.
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
Geographic Information
The reportable geographic regions are the Americas (United States, Canada, Mexico, Latin America and South America), Europe/Middle East and Asia-Pacific. The following tables provide summarized financial information concerning the Company’s geographic segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales:
Americas	$70,568	$60,319	$211,753	$179,376
Asia-Pacific	29,812	23,956	81,598	61,528
Europe/ Middle East	6,103	5,226	18,345	16,713

Total	$106,483	$89,501	$311,696	$257,617

For all periods shown, U.S. sales comprised approximately 80% of Americas sales, while Australia sales comprised approximately 80% of Asia-Pacific sales.

	September 30,	December 31,
	2010	2009
Identifiable Assets (excluding working capital and intangibles):
Americas	$38,774	$40,365
Asia-Pacific	8,881	8,043
Europe/Middle East	1,518	1,844

	$49,173	$50,252

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
Gas equipment	$38,519	$31,718	$113,534	$90,218
Filler metals including hardfacing	21,877	20,738	65,018	59,259
Arc accessories including torches, related consumable parts and accessories	19,428	15,249	53,788	45,213
Plasma power supplies, torches and related consumable parts	16,459	12,873	48,599	38,705
Welding equipment	10,200	8,923	30,757	24,222

	$106,483	$89,501	$311,696	$257,617

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
16. Subsequent Events
Agreement to be Acquired by Irving Place Capital
On October 5, 2010, we announced the execution of a definitive merger agreement under which an affiliate of Irving Place Capital has agreed to acquire all of the outstanding shares of common stock of the Company for $15.00 per share in cash. We filed a preliminary proxy statement with the Securities and Exchange Commission on October 18, 2010, in connection with the proposed transaction.
The Company’s board of directors has unanimously approved the merger agreement and recommended that the Company’s stockholders adopt the agreement with Irving Place. A special meeting of the Company’s stockholders will be held as soon as practicable after the preparation and filing of a proxy statement with the Securities and Exchange Commission and subsequent mailing to stockholders. The transaction is targeted to close by December 31, 2010; however, the parties cannot predict the exact timing of the completion of the merger or whether the merger will be completed at a later time as agreed to by the parties or at all.

Completion of the transaction is subject to customary conditions, including without limitation, (i) adoption of the merger agreement by the Company’s stockholders, certain of whom have agreed to vote in favor of the merger pursuant to a voting agreement and (ii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the obligation of an affiliate of Irving Place Capital to consummate the merger is subject to the absence since the date of the merger agreement of any continuing event or development which would have a material adverse effect on the Company.
As contemplated in the merger agreement, at the effective time of the merger, each option to acquire shares of our common stock that is outstanding immediately prior to the effective time of the merger, whether vested or unvested, will vest (if unvested) and will be cancelled in exchange for the right to receive a cash payment equal to the number of shares of our common stock subject to the option, multiplied by the excess, if any, by which $15.00 exceeds the exercise price of the option. As of the effective time, each option for which the exercise price per share of our common stock equals or exceeds $15.00 will be cancelled and have no further force or effect without any right to receive any consideration therefore. At September 30, 2010, there were options to purchase 965,925 shares outstanding with an exercise price less than $15.00 per share. At or immediately prior to the effective time, each outstanding restricted share will vest and become free of any restrictions and, as of the effective time of the merger, will be cancelled and converted into the right to receive $15.00 per restricted share, without interest.
Limitation in Use of Net Operating Losses
On October 7, 2010, the Company may have experienced an “ownership change” under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, resulting from the possible acquisition of more than five percent of the outstanding shares of the Company’s common stock, as reported on a Schedule 13D filed with the SEC. An ownership change would limit the use of net operating losses to offset future taxable income. The Company is conducting further inquiries to determine if the owner qualifies as a five percent owner under the Code. This potential limitation does not impact the financial statements as of September 30, 2010, nor does management expect this limitation, if applicable, to materially impact the Company’s 2010 financial statements, it applicable.
Legal Proceeding
On October 19, 2010, Robert Israeli filed a class action complaint in the Circuit Court of St. Louis County, Missouri against the Company, the Company’s directors, and Irving Place Capital. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders, including their duties of loyalty, good faith and independence, and the Company and Irving Place Capital aided and abetted the Company’s directors’ alleged breaches of their fiduciary duties. The plaintiffs seek injunctive relief preventing the defendants from consummating the transactions contemplated by the merger agreement with IPC, or in the event the defendants consummate the transactions contemplated by the merger agreement, rescission of such transactions, and attorney’s fees and expenses. The Company and the other defendants have not yet responded to the complaint. The Company believes that this lawsuit is without merit and intends to defend it.
17. Condensed Consolidating Financial Statements
Certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally provided guarantees under the Company’s various borrowing arrangements and are jointly and severally liable for certain payments under these agreements. Each of the Guarantor Subsidiaries is wholly owned by the Company.
The following financial information as of September 30, 2010, December 31, 2009, and September 30, 2009 presents guarantors and non-guarantors, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of the Company, which has no independent assets or operations, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,252	$4,093	$—	$11,345
Accounts receivable, net	—	60,054	11,276	—	71,330
Inventories	—	74,452	11,687	—	86,139
Prepaid expenses and other	—	7,610	2,092	—	9,702
Deferred tax assets	—	3,008	—	—	3,008

Total current assets	—	152,376	29,148	—	181,524
Property, plant and equipment, net	—	43,292	3,352	—	46,644
Goodwill	—	188,782	—	—	188,782
Intangibles, net	—	49,282	7,459	—	56,741
Other assets	1,648	5,526	—	(4,339)	2,835
Investment in and advances to subsidiaries	252,742	—	—	(252,742)	—

Total assets	$254,390	$439,258	$39,959	$(257,081)	$476,526

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Working capital facility	$—	$12,556	$—	$—	$12,556
Current maturities of long-term obligations	463	2,227	215	—	2,905
Accounts payable	—	23,708	5,287	—	28,995
Accrued and other liabilities	—	33,125	4,192	—	37,317
Accrued interest	3,016	117	—	—	3,133
Income taxes payable	—	2,934	792	—	3,726
Deferred tax liabilities	—	2,793	—	—	2,793

Total current liabilities	3,479	77,460	10,486	—	91,425
Long-term obligations, less current maturities	172,327	6,789	389	—	179,505
Deferred tax liabilities	—	52,805	—	—	52,805
Other long-term liabilities	1,079	10,575	635	—	12,289
Shareholders’ equity (deficit):
Common stock	136	—	—	—	136
Additional paid-in-capital	189,414	—	—	—	189,414
Accumulated deficit	(55,374)	75,940	(64,539)	(11,402)	(55,375)
Accumulated other comprehensive income (loss)	6,327	(32,238)	(12,152)	44,390	6,327

Total shareholders’ equity (deficit)	140,503	43,702	(76,691)	32,988	140,502
Net equity (deficit) and advances to / from subsidiaries	(62,998)	247,927	105,140	(290,069)	—

Total liabilities and shareholders’ equity (deficit)	$254,390	$439,258	$39,959	$(257,081)	$476,526

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

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$114,425	$10,564	$(18,506)	$106,483
Cost of goods sold	—	80,392	7,423	(18,376)	69,439

Gross margin	—	34,033	3,141	(130)	37,044

Selling, general and administrative expenses	275	23,842	728	(909)	23,936
Amortization of intangibles	—	681	—	—	681

Operating income (loss)	(275)	9,510	2,413	779	12,427

Other income (expenses):
Interest, net	(4,408)	(616)	29	—	(4,995)
Amortization of deferred financing costs	(124)	(114)	—	—	(238)
Equity in net income (loss) of subsidiaries	9,628	—	—	(9,628)	—
Loss on debt extinguishment	—	—	—	—	—

Income (loss) from continuing operations before income tax provision	4,821	8,780	2,442	(8,849)	7,194

Income tax provision	—	1,608	765	—	2,373

Net income (loss)	$4,821	$7,172	$1,677	$(8,849)	$4,821

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$338,381	$30,428	$(57,113)	$311,696
Cost of goods sold	—	240,456	21,201	(56,621)	205,036

Gross margin	—	97,925	9,227	(492)	106,660

Selling, general and administrative expenses	523	66,631	4,540	(909)	70,785
Amortization of intangibles	—	2,038	—	—	2,038

Operating income (loss)	(523)	29,256	4,687	417	33,837

Other income (expense):
Interest, net	(14,149)	(3,105)	(16)	—	(17,270)
Amortization of deferred financing costs	(371)	(382)	—	—	(753)
Equity in net income (loss) of subsidiaries	24,731	—	—	(24,731)	—
Loss on debt extinguishment	—	(1,867)	—	—	(1,867)

Income (loss) from continuing operations before income tax provision	9,688	23,902	4,671	(24,314)	13,947

Income tax provision	—	2,832	1,427	—	4,259

Net income (loss)	$9,688	$21,070	$3,244	$(24,314)	$9,688

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$80,434	$7,808	$1,259	$89,501
Cost of goods sold	—	54,327	5,970	409	60,706

Gross margin	—	26,107	1,838	850	28,795

Selling, general and administrative expenses	52	20,253	1,462	—	21,767
Amortization of intangibles	—	672	1	—	673

Operating income (loss)	(52)	5,182	375	850	6,355

Other income (expenses):
Interest, net	(4,479)	(1,087)	(11)	—	(5,577)
Amortization of deferred financing costs	(125)	(150)	(1)	—	(276)
Equity in net income (loss) of subsidiaries	9,500	—	—	(9,500)	—
Settlement of retiree medical obligations	—	5,863	—	—	5,863

Income (loss) from continuing operations before income tax provision and discontinued operations	4,844	9,808	363	(8,650)	6,365

Income tax provision	—	2,401	238	—	2,639

Income (loss) from continuing operations	4,844	7,407	125	(8,650)	3,726

Loss from discontinued operations, net of tax	—	1,954	(836)	—	1,118

Net income (loss)	$4,844	$9,361	$(711)	$(8,650)	$4,844

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$262,972	$20,625	$(25,980)	$257,617
Cost of goods sold	—	193,196	16,260	(26,939)	182,517

Gross margin	—	69,776	4,365	959	75,100

Selling, general and administrative expenses	(616)	55,671	4,422	—	59,477
Amortization of intangibles	—	2,016	—	—	2,016

Operating income (loss)	616	12,089	(57)	959	13,607

Other income (expense):
Interest, net	(12,721)	(2,361)	(39)	—	(15,121)
Amortization of deferred financing costs	(375)	(373)	(1)	—	(749)
Equity in net income (loss) of subsidiaries	17,343	—	—	(17,343)	—
Settlement of retiree medical obligations	—	5,863	—	—	5,863

Income (loss) from continuing operations before income tax provision and discontinued operations	4,863	15,218	(97)	(16,384)	3,600

Income tax provision	—	1,360	428	—	1,788

Income (loss) from continuing operations	4,863	13,858	(525)	(16,384)	1,812

Loss from discontinued operations, net of tax	—	1,954	1,097	—	3,051

Net income (loss)	$4,863	$15,812	$572	$(16,384)	$4,863

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$5,723	$40,507	$(777)	$(19,975)	$25,478

Cash flows from investing activities:
Capital expenditures	—	(5,429)	(492)	—	(5,921)
Other	—	(583)	255	—	(328)

Net cash used in investing activities	—	(6,012)	(237)	—	(6,249)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	15,927	—	—	15,927
Repayments under Working Capital Facility	—	(13,014)	—	—	(13,014)
Borrowings of Second-Lien Facility and other	—	—	—	—	—
Repayments of Second-Lien Facility and other	—	(26,172)	(133)	—	(26,305)
Exercise of employee stock purchases	102	—	—	—	102
Changes in Net Equity	(5,825)	(16,211)	2,061	19,975	—

Net cash provided by (used in) financing activities	(5,723)	(39,470)	1,928	19,975	(23,291)

Effect of exchange rate changes on cash and cash equivalents	—	487	33	—	521

Net cash provided by (used in) continuing operations	—	(4,488)	947	—	(3,541)

Total increase (decrease) in cash and cash equivalents	—	(4,488)	947	—	(3,541)
Total cash and cash equivalents beginning of period	—	11,740	3,146	—	14,886

Total cash and cash equivalents end of period	$—	$7,252	$4,093	$—	$11,345

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)
(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$(177)	$42,187	$4,735	$(16,384)	$30,361

Cash flows from investing activities:
Capital expenditures	—	(4,560)	(66)	—	(4,626)
Other	—	(43)	(202)	—	(245)

Net cash provided by (used in) investing activities	—	(4,603)	(268)	—	(4,871)

Cash flows from financing activities:
Borrowings under Working Capital Facility	—	8,923	—	—	8,923
Repayments under Working Capital Facility	—	(41,454)	—	—	(41,454)
Borrowings of Second-Lien Facility and other	—	25,075	—	—	25,075
Repayments of Second-Lien Facility and other	—	(16,391)	(239)	—	(16,630)
Changes in net equity and advances to / from discontinued operations	(3,680)	(9,155)	(1,151)	16,384	2,398
Other	3,857	(2,266)	(1)	—	1,590

Net cash provided by (used in) financing activities	177	(35,268)	(1,391)	16,384	(20,098)

Effect of exchange rate changes on cash and cash equivalents	—	1,434	118	—	1,552

Net cash provided by (used in) continuing operations	—	3,750	3,194	—	6,944

Net cash used in discontinued operations	—	1,954	(2,539)	—	(585)

Total increase (decrease) in cash and cash equivalents	—	5,704	655	—	6,359
Total cash and cash equivalents beginning of period	—	6,301	6,200	—	12,501

Total cash and cash equivalents end of period	$—	$12,005	$6,855	$—	$18,860

Stock compensation expense was reclassified from financing activities to operating activities for period shown.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in five principal categories: (1) gas equipment; (2) filler metals, including hardfacing; (3) arc accessories, including torches, guns, related consumable parts and accessories; (4) plasma power supplies, torches and related consumable parts; and (5) welding equipment. We operate our business in one reportable segment. Our products are sold domestically primarily through industrial welding distributors, retailers and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers. Our operating profit is affected by the mix of our products sold during a period as margins vary between torches, guns, power supplies, consumables and replacement parts.
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
On October 5, 2010, the Company agreed to be acquired by an affiliate of Irving Place Capital. The transaction was unanimously approved by the Company’s Board of Directors. The transaction is subject to shareholder approval and other customary conditions and is targeted to close by the end of calendar year 2010.
Cautionary Statement Concerning Forward-looking Statements
The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1A of this report: (a) the impact of uncertain global economic conditions on our business and those of our customers, (b) the cost and availability of raw materials, (c) operational and financial developments and restrictions affecting our international sales and operations, (d) the impact of currency fluctuations, exchange controls, and devaluations, (e) the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carryforwards, (f) consolidation within our customer base and the resulting increased concentration of our sales, (g) actions taken by our competitors that affect our ability to retain our customers, (h) the effectiveness of our cost reduction initiatives in our continuous improvement program, (i) our ability to meet customer needs by introducing new and enhanced products, (j) our ability to adequately enforce or protect our intellectual property rights, (k) the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments, (l) disruptions in the credit markets, (m) the impact of the sale of a large number of shares of our common stock on the market price of our stock, (n) our relationships with our employees and our ability to retain and attract qualified personnel, (o) liabilities arising from litigation, including product liability risks, and (p) the costs of compliance with and liabilities arising under environmental laws and regulations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events. For a more complete discussion of factors that may affect future results, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this report.
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
RESULTS OF OPERATIONS
The following is a discussion of the results of continuing operations for the three and nine months ended September 30, 2010, and 2009.
Net sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net sales	$106,483	$89,501	19.0%	$311,696	$257,617	21.0%

Net sales summary:
U.S.	$57,207	$48,771	17.3%	$168,833	$146,775	15.0%
International	49,276	40,730	21.0%	142,863	110,842	28.9%

Consolidated	$106,483	$89,501	19.0%	$311,696	$257,617	21.0%

Net sales for the three months ended September 30, 2010 increased $17.0 million as compared to the same period in 2009 with approximately $14.9 million related to increased volumes and $2.1 million attributable to foreign currency translation.
Net sales for the nine months ended September 30, 2010 increased $54.1 million as compared to the same period in 2009 with approximately $44.1 million related to increased volumes and $10.1 million attributable to foreign currency translation.

Gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Gross margin	$37,044	$28,795	28.6%	$106,660	$75,100	42.0%
Gross margin as a percent of net sales	34.8%	32.2%		34.2%	29.2%
For the three and nine months ended September 30, 2010, gross margin as a percent of sales increased as compared to the same period in 2009 primarily due to the beneficial impact of manufacturing efficiencies arising from increased volumes of activity in 2010, as well as from the Company’s continuous cost improvement initiatives. These increases were partially offset by $1.3 million in charges related to U.S. duties requirements as discussed in Footnote 10 “Contingencies” for the nine months ended September 30, 2010.
Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative expenses	$23,936	$21,767	10.0%	$70,785	$59,477	19.0%
SG&A as a percent of net sales	22.5%	24.3%		22.7%	23.1%
For the three months ended September 30, 2010, selling, general, and administrative costs increased $2.2 million over the comparable period of 2009. SG&A expenses for the three months ended September 30, 2010 include $3.0 million of increased sales commissions and performance-based incentive compensation, and $1.6 million of increased salaries, selling, and other expenses in excess of the amounts in the comparable period of 2009. SG&A expenses for the three months ended September 30, 2009 include charges of $1.4 million for severance expenses payable to manufacturing personnel placed on permanent lay-off status, to salaried positions eliminated in connection with further organizational restructurings, and to additional personnel electing to participate in a voluntary retirement program. SG&A expenses for the three months ended September 30, 2009 also include $1.0 million for assessments by a foreign jurisdiction of customs duties related to prior years’ export sales activities.
For the nine months ended September 30, 2010, selling, general, and administrative costs increased $11.3 million over the comparable period of 2009. SG&A expenses for the nine months ended September 30, 2010 include $9.5 million of increased sales commissions and performance-based incentive compensation, and $4.5 million of increased salaries, selling, and other expenses in excess of the amounts in the comparable period of 2009. SG&A expenses for the nine months ended September 30, 2010 also include $0.9 million in foreign currency losses. SG&A expenses for the nine months ended September 30, 2009 included charges of $2.6 million of severance expenses payable to manufacturing personnel placed on permanent lay-off status, to salaried positions eliminated in connection with further organizational restructurings, and to additional personnel electing to participate in a voluntary retirement program. SG&A expenses for the nine months ended September 30, 2009 also include $1.0 million for assessments by a foreign jurisdiction of customs duties related to prior years’ export sales activities.
Interest, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Interest, net	$4,995	$5,577	(10.4%)	$17,270	$15,121	14.2%
Interest expense for the three months ended September 30, 2010 was $5.0 million as compared to $5.6 million for the three months ended September 30, 2009. The reduction in interest costs results primarily from repayments of Second Lien indebtedness in the six month period ending June 30, 2010.
Interest expense for the nine months ended September 30, 2010 was $17.3 million as compared to $15.1 million for the nine months ended September 30, 2009. The effective interest rate on the senior debt increased approximately 225 basis points to

11.2% due to increases in the Special Interest adjustment on the Senior Subordinated Notes as well as increased interest charges under the Second Lien indebtedness refinanced in August 2009. This increase was partially offset by repayments of the Second Lien indebtedness and reduced average debt balances in 2010 under the working capital facility.
Loss on Debt Extinguishment
In the second quarter of 2010, the Company repaid $25 million of Second Lien indebtedness and recorded a loss on debt extinguishment of $1.9 million, consisting of the write-off of unamortized original issue discount of $1.5 million, write-off of unamortized deferred financing fees of $0.3 million, and prepayment fees of $0.1 million.
Income tax provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Income tax provision (benefit)	$2,373	$2,639	(10.1%)	$4,259	$1,788	138.2%
For the 2010 third quarter, the effective income tax rate was 33.0% versus 41.5% in the comparable prior year period. For the nine months ended September 30, 2010, the effective income tax rate was 30.5% versus 49.7% in the comparable period in 2009. The decline in the effective tax rate for the third quarter of 2010 as compared to 2009 results primarily from recognizing the U.S. based losses in 2009 for which tax recoveries could not be recorded due to the uncertainty of realization.
On October 7, 2010, the Company may have experienced a Section 382 annual limitation on future utilization of its NOL carryovers as explained at Note 16, “Subsequent Events.” The possible section 382 annual limitation arose as a result of the acquisition of shares by a five percent holder as discussed at “Note 16, Subsequent Events.” This limitation, if applicable, would not impact the financial statements as of September 30, 2010, nor does management expect it to materially impact the Company’s 2010 financial statements.
Discontinued Operations
On December 30, 2006, the Company committed to a plan to sell its Brazilian manufacturing operations. A loss of approximately $15.2 million (net of $1.2 million of tax) was recorded as a component of discontinued operations in the fourth quarter of 2006. This reflected the estimated net realizable value of the assets and the estimated remaining liabilities of the operation. The Company closed the Brazilian manufacturing operations in the fourth quarter of 2007, disposing of its cutting table business and auctioning various remaining inventory and equipment. Sale of the building and land was completed in the quarter ended September 30, 2009. A gain, net of tax, of $1.1 million was recorded in the third quarter of 2009 related to Brazil including a gain of $2.9 million on the sale of the facilities, a charge of $1.1 million to revise the estimates of the remaining liabilities, and income tax expense of $0.7 million.
On December 30, 2006, the Company committed to a plan to sell its South African operations. On February 5, 2007, the Company entered into an agreement to sell the South African subsidiaries. A loss of $9.2 million (net of $6.3 million of tax) was recorded in the fourth quarter of 2006 as a component of discontinued operations. The sale closed on May 25, 2007 with $13.8 million of net cash received at closing along with a note due in May 2010 in the amount of 30 million South African Rand and bearing 14% interest payable. In April 2009, the note was settled and the Company recorded a gain of $1.9 million in discontinued operations. The Company also recorded $0.5 million of interest income in continuing operations related to this transaction.
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
The Company’s cash flows from continuing operations from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$25,478	$30,361
Investing activities	(6,249)	(4,871)
Financing activities	(23,291)	(20,098)
Effect of exchange rates	521	1,552

Cash provided	$(3,541)	$6,944

Operating Activities
Cash provided by operating activities for the first nine months of 2010 was $25.5 million compared to the $30.4 million of cash provided during the same period in 2009. The change in operating assets and liabilities provided $4.0 million of cash during the nine months ended September 30, 2010 compared to the $25.9 million of cash provided in the nine months ended September 30, 2009. The changes in operating assets and liabilities, excluding foreign currency translation effects, included:
•	Accounts receivable increased $13.2 million during the nine months ended September 30, 2010 due to increased sales, compared to the $18.6 million decrease during the same period in 2009 in which sales declined substantially.

•	Inventory changes used $10.1 million of cash through the first nine months of 2010 due to increased customer demand. Inventory declined in the first nine months of 2009 due to substantial declines in demand and provided $28.8 million of cash.

•	Accounts payable increased in the first nine months of 2010 providing $18.1 million of cash which includes the beneficial impact of approximately $14.0 million of early payment of supplier invoices during the fourth quarter of 2009. These early payments reduced the cash usage requirements for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, accounts payable were reduced, utilizing $9.9 million of cash. During 2009, the Company was paying vendors for previous materials purchases while reducing new purchases in connection with reducing inventory levels.

•	Accrued liabilities increased in the first nine months of 2010, providing $11.4 million of cash, due primarily to increases in incentive compensation, customer rebates and income tax accruals. This amount is net of payments of semi-annual interest due on the Senior Subordinated Notes and accruals during the quarter for interest payments. During the first nine months of 2009, accrued liabilities were reduced by $11.7 million due to cash payment of employee severance, customer rebates, incentive compensation and payment of semi-annual interest due on the Senior Subordinated Notes.
Investing Activities
Investing activities used $6.2 million of cash for the nine months ended September 30, 2010 compared to net cash used of $4.9 million for the first nine months of 2009. Cash used in investing activities in 2010 and 2009 primarily reflected capital expenditures for manufacturing equipment purchases.

Financing Activities
During the nine months ended September 30, 2010, the Company repaid all $25 million of the Second Lien indebtedness. For the same period in 2009, the Company had net repayment of $32.5 million under the Working Capital Facility, which when combined with cash on hand and cash flow from operations, were used to fund working capital and capital expenditures.
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
At September 30, 2010, $3.9 million of letters of credit were outstanding. Unused availability, net of these letters of credit, was $42.6 million under the Working Capital Facility.
During nine months ended September 30, 2010, the Company voluntarily prepaid the $25.0 million principal balance outstanding under the Second Lien Facility, plus accrued and unpaid interest on such amount as of that date. The outstanding principal amount bore interest at 12% per annum and would have been due November 30, 2012. As a result of the prepayment, the Second Lien Agreement has terminated and liens on the property and assets of the Company and its subsidiaries thereunder have been released. The Company funded its prepayment primarily with borrowings under its Working Capital Facility with GE, which currently holds first liens on the property and assets of the Company and its subsidiaries.
The company expects to incur capital expenditure commitments of $10 to $12 million in 2010, which includes plans to expand existing manufacturing facilities. For the nine months ended September 30, 2010, we have incurred $5.9 million in capital expenditures.
At September 30, 2010, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments.
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
Agreement to be Acquired by Irving Place Capital
In conjunction with the merger agreement, we expect that the Senior Subordinated Notes will be repaid in full as a result of the acquisition. Additionally, the merger agreement contains certain termination rights for the Company and an affiliate of Irving Place Capital. Upon termination of the merger agreement under specified circumstances, the Company will be required to pay to an affiliate of Irving Place Capital a termination fee in the amount of $6.4 million, plus up to $2 million of such affiliate’s reasonable out of pocket fees and expenses incurred in connection with the transaction. The merger agreement also provides that such affiliate will be required to pay the Company a reverse termination fee of $25 million if such affiliate terminates the merger agreement under specified circumstances. See Part II, Item 1A, “Risk Factors.”

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
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 19, 2010, Robert Israeli filed a class action complaint in the Circuit Court of St. Louis County, Missouri against the Company, the Company’s directors, and Irving Place Capital. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders, including their duties of loyalty, good faith and independence, and the Company and Irving Place Capital aided and abetted the Company’s directors’ alleged breaches of their fiduciary duties. The plaintiffs seek injunctive relief preventing the defendants from consummating the transactions contemplated by the merger agreement with IPC, or in the event the defendants consummate the transactions contemplated by the merger agreement, rescission of such transactions, and attorney’s fees and expenses. The Company and the other defendants have not yet responded to the complaint. The Company believes that this lawsuit is without merit and intends to defend it.
The information contained in Note 10 — “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below, as well as disclosed under Part I—Item 1A, “Risk Factors” in our 2009 Form 10-K, which could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, results of operations, financial condition and cash flows.
The following risk factors should be read in conjunction with “Risk Factors” included in Item 1A in the Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2009.
There are risks and uncertainties associated with the proposed merger with an affiliate of Irving Place Capital.
On October 5, 2010, we entered into an agreement and plan of merger, which we refer to as the merger agreement, providing for the acquisition of the Company by Razor Holdco Inc., which we refer to as “Parent,” a Delaware corporation that was formed by Irving Place Capital, which we sometimes refer to as IPC or Irving Place, solely for the purpose of entering into the merger agreement and completing the transactions contemplated by the merger agreement and related financing transactions. The acquisition will be effected by the merger of Razor Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent, with and into the Company, with the Company being the surviving corporation as a wholly-owned subsidiary of Parent, which we refer to as the merger.
There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the merger agreement. In addition, there can be no assurance that approval of our stockholders and requisite regulatory approvals will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger.
Our business could be adversely impacted as a result of uncertainty related to the proposed merger with an affiliate of Irving Place Capital.
The proposed merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our business, financial condition, results of operations and cash flows. For example:
•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives

•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees; and

•	customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company.

Under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed merger, which restrictions could adversely affect our ability to realize certain of our business strategies or pursue opportunities that may arise prior to the closing of the merger.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and we must pay many of these fees and costs regardless of whether or not we consummate the merger.
Failure to complete the proposed merger could negatively impact our business, financial condition, results of operations or stock price.
The completion of the proposed merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the proposed merger will be satisfied or that the proposed merger will otherwise occur. If the proposed merger is not completed, we will be subject to several risks, including:
•	the current price of our common stock may reflect a market assumption that the proposed merger will occur, meaning that a failure to complete the proposed merger could result in a decline in the price of our common stock;

•	we may be required to pay a termination fee of $6,440,000, plus up to an aggregate of $2,000,000 of documented reasonable out-of-pocket fees and expenses incurred by Parent and Merger Subsidiary in connection with the merger agreement if the merger agreement is terminated under certain circumstances, which would negatively affect our liquidity;

•	we expect to incur substantial transaction costs in connection with the proposed merger, whether or not it is completed; and

•	we would not realize any of the anticipated benefits of having completed the proposed merger.
Item 6. Exhibits

2.1	—	Agreement and Plan of Merger, dated as of October 5, 2010, by and among Thermadyne Holdings Corporation, Razor Holdco Inc. and Razor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13023) filed on October 6, 2010).

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *

*32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1		Limited Guarantee, dated October 5, 2010, by Irving Place Capital Partners III, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13023) filed on October 6, 2010).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION
By:	/s/ Steven A. Schumm
Steven A. Schumm
Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
Date: October 28, 2010

THERMADYNE HOLDINGS CORPORATION
EXHIBIT INDEX

Exhibit No.		Exhibit
2.1	—	Agreement and Plan of Merger, dated as of October 5, 2010, by and among Thermadyne Holdings Corporation, Razor Holdco Inc. and Razor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13023) filed on October 6, 2010).

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *

*32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1		Limited Guarantee, dated October 5, 2010, by Irving Place Capital Partners III, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13023) filed on October 6, 2010).

*	Filed herewith.