Form 10-Q
period 2011-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2011-08-15
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

                                                                                                                              Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on August 15, 2011 was 1,000.

THERMADYNE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	Successor
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 10,666	$ 22,399
Trusteed assets	-	183,685
Accounts receivable, less allowance for doubtful accounts of
$600 and $400, respectively	77,674	62,912
Inventories	101,982	85,440
Prepaid expenses and other	15,081	11,310
Deferred tax assets	2,644	2,644
Total current assets	208,047	368,390

Property, plant and equipment, net of accumulated depreciation
of $9,324 and $1,274, respectively	75,929	75,796
Goodwill	168,865	164,678
Intangibles, net	151,950	155,036
Deferred financing fees	14,039	14,553
Other assets	1,540	1,632
Total assets	$ 620,370	$ 780,085

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Senior subordinated notes due 2014	$ -	$ 176,095
Current maturities of other long-term obligations	1,621	2,207
Accounts payable	39,388	26,976
Accrued and other liabilities	39,752	37,995
Accrued interest	1,092	9,184
Income taxes payable	3,236	4,155
Deferred tax liability	6,014	6,014
Total current liabilities	91,103	262,626

Long-term obligations, less current maturities	263,818	264,564
Deferred tax liabilities	78,594	74,832
Other long-term liabilities	13,038	14,659
Stockholder's equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at June 30, 2011 and
at December 31, 2010	-	-
Additional paid-in capital	176,293	176,035
Accumulated deficit	(8,765)	(14,680)
Accumulated other comprehensive income	6,289	2,049
Total stockholder's equity	173,817	163,404

Total liabilities and stockholder's equity	$ 620,370	$ 780,085

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$ 129,269	$ 108,596	$ 245,766	$ 205,213
Cost of goods sold	81,475	71,725	164,746	136,302
Gross margin	47,794	36,871	81,020	68,911

Selling, general and administrative expenses	27,725	24,722	52,555	46,144
Amortization of intangibles	1,704	680	3,408	1,357
Restructuring	615	-	615	-

Operating income	17,750	11,469	24,442	21,410

Other income (expenses):
Interest, net	(6,056)	(5,939)	(12,353)	(12,275)
Amortization of deferred financing costs	(417)	(251)	(788)	(515)
Loss on debt extinguishment	-	(1,867)	-	(1,867)
Income before income tax provision	11,277	3,412	11,301	6,753

Income tax provision	5,311	841	5,386	1,886
Net income (loss)	$ 5,966	$ 2,571	$ 5,915	$ 4,867

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash flows from (used in) operating activities:
Net income (loss)	$ 5,915	$ 4,867
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,487	6,831
Deferred income tax benefit	1,231	(2,268)
Stock compensation expense	258	248
Restructuring costs, net of payments	396	-
Loss on debt extinguishment	-	1,867
Changes in operating assets and liabilities:
Accounts receivable, net	(13,599)	(9,493)
Inventories	(15,570)	(6,834)
Prepaids	(3,560)	320
Accounts payable	12,783	23,426
Accrued and other liabilities	(463)	10,276
Accrued interest	(8,092)	737
Other, net	(1,765)	(1,132)
Net cash provided by (used in) operating activities	(9,979)	28,845

Cash flows from (used in) investing activities:
Capital expenditures	(7,915)	(4,474)
Other	(322)	(253)
Net cash used in investing activities	(8,237)	(4,727)

Cash flows from (used in) financing activities:
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	-
Repayment of Senior Subordinated Notes	(176,095)	-
Repayments of Working Capital Facility	-	(1,142)
Repayments of other long-term obligations	(1,394)	-
Borrowings under Working Capital Facility	-	1,161
Repayments under Second-Lien Facility and other	-	(25,731)
Other, net	(275)	46
Net cash provided by (used in) financing activities	5,921	(25,666)

Effect of exchange rate changes on cash and cash equivalents	562	(430)

Total decrease in cash and cash equivalents	(11,733)	(1,978)
Total cash and cash equivalents beginning of period	22,399	14,886
Total cash and cash equivalents end of period	$ 10,666	$ 12,908

Income taxes paid	$ 5,325	$ 2,252
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$ 21,713	$ 11,405

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except share data)

1.   Organization

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a designer and manufacturer of cutting and welding products used in various fabrication, construction and manufacturing operations around the world.  We market our products under a portfolio of brands including Victor ®, Tweco®, Thermal Dynamics®, Arcair®, Cigweld®, Thermal Arc®, Turbo Torch® and Stoody®.

 On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”). (Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. (“Technologies”).) Technologies’ sole asset is its 100% ownership of the stock of Thermadyne.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold approximately 99% of the outstanding equity of Technologies, and certain members of Thermadyne management hold the remaining equity capital.

2. Summary of Significant Accounting Policies

 Basis of Presentation

The Acquisition resulted in a 100% change in ownership of Thermadyne and is accounted for in accordance with United States accounting guidance for business combinations. Accordingly, the assets acquired and liabilities assumed, excluding deferred income taxes, were recorded at fair value as of December 3, 2010. The purchase price paid and related costs and transaction fees incurred by IPC have been accounted for in Successor Company’s period ending December 31, 2010 consolidated financial statements. The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 have been determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases.  These provisional amounts are subject to change based on the completion of such study and the determination of other facts impacting fair value estimates.  The evaluation of the assets acquired and liabilities assumed is ongoing with the assistance of the third party asset appraisal firm and will be finalized prior to the end of calendar year 2011.  The evaluation of the adjustments, if any, arising out of the finalization of the value of the assets acquired and liabilities assumed will not impact cash flow.  However, such adjustments could result in material increases or decreases to depreciation and amortization, earnings before interest expense, income taxes and net income.

Although Thermadyne continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one.  In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis.  As a result, the accompanying condensed consolidated statements of operations and cash flows are presented for two different reporting entities:  Predecessor and Successor, which related to the periods and balance sheets preceding the Acquisition (prior to December 3, 2010), and the periods and balance sheets succeeding the Acquisition, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011.  The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report for the period ended December 31, 2010.

The financial statements include the Company’s accounts and those of its subsidiaries, after the elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair market value of assets and result in a potential impairment loss.

Reclassifications

The costs of certain purchasing functions previously included in Selling, General, and Administrative expenses have been reclassified to Cost of Goods Sold in the amounts and $360 and $705 for the three and six months ended June 30, 2010, respectively, to conform with the current year presentation.

Miscellaneous receivables as of December 31, 2010 have been reclassified from Accounts Receivable to Prepaid Expenses and Other in the amount of $2,729 to conform with the current year presentation.

Deferred Financing Costs

Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $14,998 and $14,723, less related accumulated amortization of $959 and $170, at June 30, 2011 and December 31, 2010, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and such provisions are adjusted periodically based on current estimates of anticipated warranty costs and charged to cost of sales. The following table provides the activity in the warranty accrual:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance at beginning of period	$ 3,700	$ 2,400	$ 3,200	$ 2,300
Charged to expense	1,015	1,200	2,630	2,091
Warranty payments	(673)	(980)	(1,788)	(1,771)
Balance at end of period	$ 4,042	$ 2,620	$ 4,042	$ 2,620

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $270,725 and $265,200 at June 30, 2011 and December 31, 2010, respectively, based on available market information. The Company’s Senior Subordinated Notes due 2014 were redeemed February 1, 2011. The carrying values of the other long-term obligations are estimated to approximate fair value since these obligations are fully secured and have varying interest charges based on current market rates.

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

3. Inventories

The composition of inventories was as follows:

	Successor
	June 30,	December 31,
	2011	2010
Raw materials and component parts	$ 33,367	$ 25,075
Work-in-process	5,997	3,853
Finished goods	64,118	56,512
	103,482	85,440
LIFO reserve	(1,500)	-
	$ 101,982	$ 85,440

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $67,829 at June 30, 2011 and $61,577 at December 31, 2010.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

4. Intangible Assets

The composition of intangibles was as follows:

	Successor
	June 30,	December 31,
	2011	2010
Goodwill	$ 168,865	$ 164,678
Customer relationships	54,920	54,920
Intellectual property bundles	81,890	81,568
Trademarks	19,079	19,079
	324,754	320,245
Accumulated amortization of customer relationships
and intellectual property bundles	(3,939)	(531)
	$ 320,815	$ 319,714

Amortization of customer relationships and intellectual property bundles (including patents) amounted to $1,704 and $3,408 for the three and six month periods ended June 30, 2011, respectively, and to $680 and $1,357 for the three and six month periods ended June 30, 2010, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st (Successor), or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2010. As of June 30, 2011, the Company considered possible impairment triggering events since December 3, 2010 (Acquisition Date) based on relevant factors, and concluded that no triggering events or goodwill impairment were indicated at that date. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the six-month period ending June 30, 2011 was as follows:

Carrying Amount
of Goodwill
Successor:
Balance as of January 1, 2011	$ 164,678
Foreign currency translation	4,187
Balance as of June 30, 2011	$ 168,865

5. Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	Successor
	June 30,	December 31,
	2011	2010
Senior Secured Notes due December 15, 2017, 9% interest
payable semi-annually on June 15 and December 15	$ 260,000	$ 260,000
Senior Subordinated Notes due February 1, 2014, 9 1/4% interest
payable semiannually on February 1 and August 1	-	176,095
Capital leases	5,439	6,771
	265,439	442,866
Current maturities	(1,621)	(178,302)
	$ 263,818	$ 264,564

Senior Secured Notes due 2017

On December 3, 2010, Merger Sub issued $260,000 in aggregate principal of 9% Senior Secured Notes due 2017 (the “Senior Secured Notes”). The net proceeds from this issuance, together with funds received from the equity investments made by affiliates of IPC, its co-investors and certain members of Thermadyne management, were used to finance the acquisition of Thermadyne, to redeem the Senior Subordinated Notes due 2014, and to pay the transaction related expenses.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of Thermadyne’s existing and future domestic subsidiaries and by its Australian subsidiaries Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd.  The Senior Secured Notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of Thermadyne’s and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, Thermadyne’s and the guarantors’ obligations under Thermadyne’s Working Capital Facility (as defined below)), including the capital stock of each subsidiary of Thermadyne (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis by substantially all the collateral that secures the Working Capital Facility on a first priority basis.

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments, make certain investments, loans or advances, sell, transfer or otherwise convey certain assets, and create liens.

Upon a change of control, as defined in the Indenture, each holder of the Senior Secured Notes has the right to require the Company to purchase the Senior Secured Notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest.

On August 2, 2011, the Company completed its offer to exchange $260,000 of its 9% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933 (the "Exchange Notes"), for $260,000 of its outstanding Senior Secured Notes The Company accepted for exchange all Senior Secured Notes validly tendered and not withdrawn prior to the expiration of the exchange offer.  The terms of the Exchange Notes are substantially identical to the terms of the Senior Secured Notes, including subsidiary guarantees, except that provisions relating to transfer restrictions, registration rights and related additional interest will not apply to the Exchange Notes.

Senior Subordinated Notes due 2014

On December 3, 2010, Thermadyne called for redemption of the $172,327 aggregate outstanding 9¼% Senior Subordinated Notes due 2014 on February 1, 2011 at a price of 101.542% plus accrued and unpaid interest. Thermadyne irrevocably deposited, with the Trustee, funds sufficient to pay the Redemption Price of the Senior Subordinated Notes.  Thermadyne remained the primary obligor of the Senior Subordinated Notes through February 1, 2011.  Accordingly, the Senior Subordinated Notes and related assets placed with the Trustee remained on Thermadyne’s balance sheet through the redemption date, and were classified as current at December 31, 2010.  Successor’s opening balance sheet at December 3, 2010 includes the fair value of the Senior Subordinated Notes due 2014 at that date of $177,066.

The Trustee acknowledged the satisfaction and discharge of the indenture as of December 3, 2010 and informed the Company the Senior Subordinated Notes were paid on February 1, 2011.

The Senior Subordinated Notes accrued interest at the rate of 9 1/4% per annum payable semi-annually in arrears on February 1 and August 1 of each year.  The indenture provided for the payment of an additional Special Interest Adjustment based on the Company’s consolidated leverage ratio.  During the period from January 1, 2011 until the debt’s redemption on February 1, 2011, interest expense on the Senior Subordinated Notes due 2014 including Special Interest Adjustment was $1,364 and $1,110 of the fair value premium recorded for the Senior Subordinated Notes was amortized as a reduction of interest expense.  Interest on the Senior Subordinated Notes due 2014 including the Special Interest Adjustment totaled $4,954 and $9,972 for the three and six months ended June 30, 2010.

Working Capital Facility

At June 30, 2011 and December 31, 2010, respectively, $2,122 and $2,347 of letters of credit and no borrowings were outstanding under the Fourth Amended and Restated Credit Agreement (the “GE Agreement”).  Unused availability, net of these letters of credit, was $55,917 under the Working Capital Facility at June 30, 2011.

All obligations under the Working Capital Facility are unconditionally guaranteed by Technologies and substantially all of the Company’s existing and future, direct and indirect, wholly-owned domestic subsidiaries and its Australian subsidiaries Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd.  The Working Capital Facility is secured, subject to certain exceptions, by substantially all of the assets of the guarantors and Technologies, including a first priority security interest in substantially all accounts receivable and other rights to payment, inventory, deposit accounts, cash and cash equivalents and a second priority security interest in all assets other than the Working Capital Facility collateral.

The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.1 if the excess availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility  includes negative covenants that limit the Company’s ability and the ability of Technologies and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Technologies’ capital stock; and prepay or redeem certain indebtedness.

Second Lien Facility

In June 2010, Predecessor voluntarily repaid all of the second lien indebtedness due November 30, 2012 and terminated the related credit agreement. The prepayment was funded primarily with borrowings under the Company’s Working Capital Facility.

6. Restructuring

In the second quarter of 2011, the Company committed to a restructuring plan that includes exit activities at a manufacturing site in West Lebanon, New Hampshire.  The Company expects to complete these activities in the first half of 2012.  These exit activities impact approximately 100 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during 2011 to date and total expected restructuring costs associated with these activities by major type of cost:

	Incurred during	Total estimated
	the quarter ended	amount expected
	June 30, 2011	to be incurred
Employee termination benefits	$ 396	$ 3,300
Other restructuring costs	219	4,200
Total restructuring costs	$ 615	$ 7,500

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since the inception of the plan.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of June 30, 2011.

	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$ 396	$ 219	$ 615
Payments and other adjustments	-	(219)	(219)
Balance as of June 30, 2011	$ 396	$ -	$ 396

All payments related to these exit activities are expected to be made in the second half of 2011 and throughout 2012.

7. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2011 and 2010 was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net Income	$ 5,966	$ 2,571	$ 5,915	$ 4,867
Cumulative foreign currency translation gains (losses)	1,563	(2,878)	4,230	(2,378)
Pension and post-retirement benefit plans income (loss)	6	99	9	171
Comprehensive income (loss)	$ 7,535	$ (208)	$ 10,154	$ 2,660

8. Income Taxes

At the beginning of 2011, the Company had approximately $151,700 in U.S. net operating loss carry forwards from the years 1998 through 2010.  The net operating loss carry forwards in the U.S. will expire between the years 2019 and 2030 at June 30, 2011.  Given the uncertainties regarding utilization of a portion of these net operating loss carry forwards, the Company has recorded a $14,100 valuation allowance related to the deferred tax asset of approximately $60,000 associated with the carry forwards.  For 2011, the Company’s management estimates that income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.

The Company’s projected 2011 income tax effective rate of approximately 48% exceeds the federal statutory rate primarily because foreign earnings are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by the foreign tax credits due to uncertainty of their utilization.

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

In October 2010, two identical purported class action lawsuits were filed in connection with the Acquisition against the Company, the Company’s directors, and Irving Place Capital.  On November 25, 2010, the Company, the Company’s directors and Irving Place Capital entered into a memorandum of understanding with the plaintiffs regarding the settlement of these actions.  On June 30, 2011, the Circuit Court issued an order approving the settlement and resolving and releasing all claims in all actions that were or could have been brought. The Circuit Court further awarded attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $399, which were paid on July 21, 2011.

The Company is party to certain environmental matters, although no claims are currently pending. Any related obligations are not expected to have a material adverse effect on the Company’s financial condition, cash flows or operating results.  All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are still held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $1,100 and $1,600 as of June 30, 2011 and December 31, 2010, respectively.

10. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	U.S. and Canadian Plans		Australian Plan
	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Components of the net periodic benefit cost:
Service Cost	$ 45	$ 45	$ 341	$ 202
Interest Cost	283	302	615	342
Expected return on plan assets	(324)	(279)	(560)	(315)
Recognized (gain) loss	-	149	-	51
Net periodic benefit cost	$ 4	$ 217	$ 396	$ 280

	U.S. and Canadian Plans		Australian Plan
	Successor	Predecessor	Successor	Predecessor
	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Components of the net periodic benefit cost:
Service Cost	$ 90	$ 90	$ 633	$ 393
Interest Cost	566	604	1,142	666
Expected return on plan assets	(648)	(558)	(1,040)	(614)
Recognized (gain) loss	-	297	-	100
Net periodic benefit cost	$ 8	$ 434	$ 735	$ 546

11. Segment Information

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

Geographic Information

The reportable geographic regions are the Americas, Europe/Middle East and Asia-Pacific. Sales have been attributed to geographic regions based on the country of our end customer.  The following tables provide summarized financial information concerning the Company’s geographic segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net Sales:
Americas	$ 82,511	$ 69,863	$ 159,949	$ 133,134
Asia-Pacific	36,052	30,208	20,536	55,550
Europe/ Middle East	10,706	8,526	65,281	16,529
Total	$ 129,269	$ 108,596	$ 245,766	$ 205,213

Prior year sales have been reclassified to conform to the current year presentation which attributes sales to the geographic location of the customer.

U.S. sales as a portion of Americas’ sales comprised approximately 86% for the three and six months ended June 30, 2011, respectively, and approximately 84% for the three and six months ended June 30, 2010, respectively.  Australia sales as a portion of Asia-Pacific sales comprised approximately 74% for the three and six months ended June 30, 2011, respectively, and approximately 76% for the three and six months ended June 30, 2010, respectively.

Identifiable Assets (excluding working capital and intangibles):

	Successor
	June 30,	December 31,
	2011	2010

Americas	$ 69,426	$ 69,696
Asia-Pacific	19,658	19,930
Europe/Middle East	2,011	1,940
	$ 91,095	$ 91,566

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

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Gas equipment	$ 48,178	$ 40,173	$ 90,861	$ 75,015
Filler metals including hardfacing	25,419	21,853	48,216	43,141
Arc accessories including torches, related consumable parts and accessories	22,965	18,601	43,677	34,359
Plasma power supplies, torches and related consumable parts	20,903	16,913	41,053	32,141
Welding equipment	11,804	11,056	21,959	20,557
	$ 129,269	$ 108,596	$ 245,766	$ 205,213

12. Relationships and Transactions

Relationship with Irving Place Capital

Thermadyne Holdings Corporation is a wholly-owned subsidiary of Thermadyne Technologies Holdings, Inc.  Affiliates of Irving Place Capital, along with its co-investors, hold approximately 99% Technologies’ common stock at June 30, 2011 and December 31, 2010.  The board of directors of the Company and Technologies includes two IPC members.

IPC has the power to designate all of the members of the board of directors of the Company and the right to remove any directors that it appoints.

Management Services Agreement

The Company has entered a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable monthly.  In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.  Such fees were $705 and $1,197 for the three and six months ended June 30, 2011.

In connection with any subsequent material corporate transactions, such as an equity or debt offering, acquisition, asset sale, recapitalization, merger, joint venture formation or other business combination, IPC will receive a fee of 1% of the transaction value.  IPC will also receive fees in connection with certain strategic services, as determined by IPC, provided such fees will reduce the annual advisory fee on a dollar-for-dollar basis.

Thermadyne Technologies Holdings Inc. (Technologies)

The capital stock of Technologies in the aggregate of $176,470 was outstanding as of June 30, 2011, with 141,176 shares of 8% cumulative preferred stock in the amount of $141,176 and 3,529,400 shares of common stock in the amount of $35,294.  No dividends have been declared on either the preferred stock or common stock at June 30, 2011 or December 31, 2010.

Technologies’ stock based compensation costs relate to Thermadyne employees and were incurred for Thermadyne’s benefit, and accordingly recognized in Thermadyne’s consolidated selling, general & administrative expenses.

13. Condensed Consolidating Financial Statements and Thermadyne Holdings Corporation (Parent) Financial Information

The 9% Senior Secured Notes due 2017 are obligations of, and were issued by, Thermadyne Holdings Corporation. Thermadyne Holdings Corporation’s (parent only) assets at June 30, 2011 are its investments in its subsidiaries and its liabilities are the Senior Secured Notes due 2017. Each guarantor is wholly owned by Thermadyne Holdings Corporation. Successor’s management has determined the most appropriate presentation is to “push down” the Senior Secured Notes due 2017 to the guarantors in the accompanying condensed financial information, as such entities fully and unconditionally guarantee the Senior Secured Notes due 2017, and these subsidiaries are jointly and severally liable for all payments under these notes.  The Senior Secured Notes due 2017 were issued to finance the acquisition of the Company along with new stockholder’s equity.  The guarantor subsidiaries’ cash flow will service the debt.

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 and, prior to February 1, 2011, the 9 ¼ % Senior Subordinated Notes due 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Thermadyne Holding Corporation (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements. The Company’s Australian subsidiary is included as guarantors for all years presented.   With respect to the non-guarantor subsidiaries, approximately 70% of the assets and the sales have been pledged by the guarantor subsidiaries to the holders of the Senior Secured Notes.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 5,708	$ 4,958	$ -	$ 10,666
Accounts receivable, net	-	63,779	13,895	-	77,674
Inventories	-	87,203	14,779	-	101,982
Prepaid expenses and other	-	10,272	4,809	-	15,081
Deferred tax assets	-	2,644	-	-	2,644
Total current assets	-	169,606	38,441	-	208,047
Property, plant and equipment, net	-	61,181	14,748	-	75,929
Deferred financing fees	-	14,039	-	-	14,039
Other assets	-	1,540	-	-	1,540
Goodwill	-	168,865	-	-	168,865
Intangibles, net	-	151,950	-	-	151,950
Investment in and advances to subsidiaries	173,817	79,232	-	(253,049)	-
Total assets	$ 173,817	$ 646,413	$ 53,189	$ (253,049)	$ 620,370

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$ -	$ 1,132	$ 489	$ -	$ 1,621
Accounts payable	-	30,133	9,255	-	39,388
Accrued and other liabilities	-	34,528	5,224	-	39,752
Accrued interest	-	1,092	-	-	1,092
Income taxes payable	-	1,744	1,492	-	3,236
Deferred tax liability	-	6,014	-	-	6,014
Total current liabilities	-	74,643	16,460	-	91,103
Long-term obligations, less current maturities	-	263,197	621	-	263,818
Deferred tax liabilities	-	78,594	-	-	78,594
Other long-term liabilities	-	11,493	1,545	-	13,038
Net equity (deficit) and advances to / from subsidiaries	-	102,667	(35,525)	(67,142)	-
Stockholder's equity (deficit):
Common stock	-	2,555	55,145	(57,700)	-
Additional paid-in-capital	176,293	111,490	11,270	(122,760)	176,293
Accumulated deficit	(8,765)	(2,917)	1,185	1,732	(8,765)
Accumulated other comprehensive income (loss)	6,289	4,691	2,488	(7,179)	6,289
Total stockholder's equity (deficit)	173,817	115,819	70,088	(185,907)	173,817

Total liabilities and stockholder's equity (deficit)	$ 173,817	$ 646,413	$ 53,189	$ (253,049)	$ 620,370

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 18,692	$ 3,707	$ -	$ 22,399
Trusteed assets	183,685	-	-	-	183,685
Accounts receivable, net	-	53,399	12,242	-	65,641
Inventories	-	75,391	10,049	-	85,440
Prepaid expenses and other	725	4,912	2,944	-	8,581
Deferred tax assets	-	2,644	-	-	2,644
Total current assets	184,410	155,038	28,942	-	368,390
Property, plant and equipment, net	-	70,584	5,212	-	75,796
Deferred financing fees	-	14,553	-	-	14,553
Other assets	-	1,632	-	-	1,632
Goodwill	-	164,678	-	-	164,678
Intangibles, net	-	155,036	-	-	155,036
Investment in and advances to subsidiaries	163,876	79,232	-	(243,108)	-
Total assets	$ 348,286	$ 640,753	$ 34,154	$ (243,108)	$ 780,085

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Senior subordinated notes due 2014	$ 176,095	$ -	$ -	$ -	$ 176,095
Current maturities of long-term obligations	-	2,006	201	-	2,207
Accounts payable	-	22,137	4,839	-	26,976
Accrued and other liabilities	-	33,162	4,833	-	37,995
Accrued interest	8,062	1,122	-	-	9,184
Income taxes payable	-	3,722	433	-	4,155
Deferred tax liability	-	6,014	-	-	6,014
Total current liabilities	184,157	68,163	10,306	-	262,626
Long-term obligations, less current maturities	-	264,238	326	-	264,564
Deferred tax liabilities	-	74,832	-	-	74,832
Other long-term liabilities	-	13,551	1,108	-	14,659
Net equity (deficit) and advances to / from subsidiaries	725	210,319	3,291	(214,335)	-
Stockholder's equity (deficit):
Common stock	-	-	-	-	-
Additional paid-in-capital	176,035	-	-	-	176,035
Accumulated deficit	(14,680)	(12,968)	(661)	13,629	(14,680)
Accumulated other comprehensive income (loss)	2,049	22,618	19,784	(42,402)	2,049
Total stockholder's equity (deficit)	163,404	9,650	19,123	(28,773)	163,404

Total liabilities and stockholder's equity (deficit)	$ 348,286	$ 640,753	$ 34,154	$ (243,108)	$ 780,085

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 133,450	$ 27,576	$ (31,757)	$ 129,269
Cost of goods sold	-	90,886	22,344	(31,755)	81,475
Gross margin	-	42,564	5,232	(2)	47,794

Selling, general and administrative expenses	(2)	23,253	4,474	-	27,725
Amortization of intangibles	-	1,704	-	-	1,704
Restructuring	-	615	-	-	615
Operating income (loss)	2	16,992	758	(2)	17,750

Other income (expense):
Interest, net	-	(6,022)	(34)	-	(6,056)
Amortization of deferred financing costs	-	(417)	-	-	(417)
Equity in net income (loss) of subsidiaries	5,964	-	-	(5,964)	-
Income (loss) before tax provision	5,966	10,553	724	(5,966)	11,277

Income tax provision	-	4,656	655	-	5,311

Net income (loss)	$ 5,966	$ 5,897	$ 69	$ (5,966)	$ 5,966

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 117,738	$ 10,902	$ (20,044)	$ 108,596
Cost of goods sold	-	84,214	7,419	(19,908)	71,725
Gross margin	-	33,524	3,483	(136)	36,871

Selling, general and administrative expenses	231	22,804	1,687	-	24,722
Amortization of intangibles	-	680	-	-	680
Operating income (loss)	(231)	10,040	1,796	(136)	11,469

Other income (expenses):
Interest, net	(4,839)	(1,090)	(10)	-	(5,939)
Amortization of deferred financing costs	(124)	(127)	-	-	(251)
Equity in net income (loss) of subsidiaries	7,765	-	-	(7,765)	-
Loss on debt extinguishment	-	(1,867)	-	-	(1,867)
Income (loss) before tax provision	2,571	6,956	1,786	(7,901)	3,412

Income tax provision	-	393	448	-	841

Net income (loss)	$ 2,571	$ 6,563	$ 1,338	$ (7,901)	$ 2,571

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 53,056	$ 49,010	$ (56,300)	$ 245,766
Cost of goods sold	-	180,896	39,664	(55,814)	164,746
Gross margin	-	72,160	9,346	(486)	81,020

Selling, general and administrative expenses	(2)	45,329	7,228	-	52,555
Amortization of intangibles	-	3,408	-	-	3,408
Restructuring	-	615	-	-	615
Operating income (loss)	2	22,808	2,118	(486)	24,442

Other income (expense):
Interest, net	484	(12,768)	(69)	-	(12,353)
Amortization of deferred financing costs	-	(788)	-	-	(788)
Equity in net income (loss) of subsidiaries	5,429	-	-	(5,429)	-
Income (loss) before tax provision	5,915	9,252	2,049	(5,915)	11,301

Income tax provision	-	4,183	1,203	-	5,386
Income (loss) from continuing operations	5,915	5,069	846	(5,915)	5,915

Discontinued Operations:
Income(Loss) from discontinued operations, net of tax	-	-	-	-	-

Net income (loss)	$ 5,915	$ 5,069	$ 846	$ (5,915)	$ 5,915

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 223,956	$ 19,864	$ (38,607)	$ 205,213
Cost of goods sold	-	160,769	13,778	(38,245)	136,302
Gross margin	-	63,187	6,086	(362)	68,911

Selling, general and administrative expenses	248	42,084	3,812	-	46,144
Amortization of intangibles	-	1,357	-	-	1,357
Operating income (loss)	(248)	19,746	2,274	(362)	21,410

Other income (expense):
Interest, net	(9,741)	(2,489)	(45)	-	(12,275)
Amortization of deferred financing costs	(247)	(268)	-	-	(515)
Equity in net income (loss) of subsidiaries	15,103	-	-	(15,103)	-
Loss on debt extinguishment	-	(1,867)	-	-	(1,867)
Income (loss) before tax provision	4,867	15,122	2,229	(15,465)	6,753

Income tax provision	-	1,224	662	-	1,886

Net income (loss)	$ 4,867	$ 13,898	$ 1,567	$ (15,465)	$ 4,867

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operations:
Net cash provided by (used in) operating activities	$ (1,164)	$ 1,441	$ 1,641	$ (11,897)	$ (9,979)

Cash flows from investing activities:
Capital expenditures	-	(5,530)	(2,385)	-	(7,915)
Other	-	(322)	-	-	(322)
Net cash provided by (used in) investing activities	-	(5,852)	(2,385)	-	(8,237)

Cash flows from financing activities:
Repayments of other long-term obligations	-	(1,934)	540	-	(1,394)
Repayment of Senior Subordinated Notes	(176,095)	-	-	-	(176,095)
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	-	-	-	183,685
Changes in net equity	(6,426)	(6,750)	1,279	11,897	-
Other	-	(275)	-	-	(275)
Net cash provided by (used in) financing activities	1,164	(8,959)	1,819	11,897	5,921
					-
Effect of exchange rate changes on cash and cash equivalents	-	386	176	-	562
					-
Net cash provided by (used in) continuing operations	-	(12,984)	1,251	-	(11,733)

Total increase (decrease) in cash and cash equivalents	-	(12,984)	1,251	-	(11,733)
Total cash and cash equivalents beginning of period	-	18,692	3,707	-	22,399
Total cash and cash equivalents end of period	$ -	$ 5,708	$ 4,958	$ -	$ 10,666

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010

 (unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operations:
Net cash provided by (used in) operating activities	$ 5,861	$ 35,021	$ 3,428	$ (15,465)	$ 28,845

Cash flows from investing activities:
Capital expenditures	-	(4,217)	(257)	-	(4,474)
Other	-	-	(253)	-	(253)
Net cash provided by (used in) investing activities	-	(4,217)	(510)	-	(4,727)

Cash flows from financing activities:
Borrowings under Working Capital Facility	-	1,161	-	-	1,161
Repayments under Working Capital Facility	-	(1,142)	-	-	(1,142)
Repayments of Second-Lien Facility and other	-	(25,656)	(75)	-	(25,731)
Exercise of employee stock purchases	46	-	-	-	46
Other	(5,907)	(6,995)	(2,563)	15,465	-
Net cash provided by (used in) financing activities	(5,861)	(32,632)	(2,638)	15,465	(25,666)
					-
Effect of exchange rate changes on cash and cash equivalents	-	(279)	(151)	-	(430)
					-
Total increase (decrease) in cash and cash equivalents	-	(2,107)	129	-	(1,978)
Total cash and cash equivalents beginning of period	-	11,740	3,146	-	14,886
Total cash and cash equivalents end of period	$ -	$ 9,633	$ 3,275	$ -	$ 12,908

Stock compensation expense was reclassified from financing activities to operating activities for period shown.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and related consumable parts; (3) arc accessories, including torches, guns, related consumable parts and accessories; (4) welding equipment; and (5) filler metals. We operate our business in one reportable segment. Our products are sold domestically primarily through industrial welding distributors, retailers and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers. Our operating profit is affected by the mix of our products sold during a period as margins vary between torches, guns, power supplies, consumables and replacement parts.

Demand for our products is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are directly related to the level of production in these end-user industries.

The availability and the cost of the components of our manufacturing processes, and particularly raw materials, are key determinants in achieving future success in the marketplace and profitability. The principal raw materials we use in manufacturing our products are copper, brass, steel and plastic, which are widely available. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices but with increasing volatility. To maintain our profit margins, we have redesigned the material content of selected products and continued to reduce our overhead and labor costs by improving our operational efficiency, relocating jobs, consolidating our manufacturing operations and outsourcing production of certain components and products. We have increased and continue to selectively increase our selling prices.

Our operating profit is also affected by the mix of the products we sell, as margins are generally higher on torches and guns and their replacement parts, as compared to power supplies and filler metals.

We sell our products domestically primarily through industrial welding distributors and wholesalers.  Internationally, we sell our products through our sales force, independent distributors and wholesalers.

On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”).  Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. (“Technologies”).  Technologies’ sole asset is its 100% ownership of the stock of Thermadyne.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York focused on making equity investments in middle-market companies, along with its co-investors, hold approximately 99% of the outstanding equity of Technologies, and certain members of Thermadyne management hold the remaining equity capital.

Although Thermadyne continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis.  As a result, the accompanying consolidated statements of operations, cash flows, and stockholders’ equity are presented for two periods: Predecessor and Successor, which related to the period preceding the Acquisition (prior to December 3, 2010), and the period succeeding the Acquisition, respectively.

Cautionary Statement Concerning Forward-looking Statements

The statements in this Quarterly Report that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following:  (a) the impact of uncertain global economic conditions on our business and those of our customers, (b) the cost and availability of raw materials, (c) operational and financial developments and restrictions affecting our international sales and operations, (d) the impact of currency fluctuations, exchange controls, and devaluations, (e) consolidation within our customer base and the resulting increased concentration of our sales, (f) actions taken by our competitors that affect our ability to retain our customers, (g) the effectiveness of our cost reduction initiatives in our continuous improvement program, (h) our ability to meet customer needs by introducing new and enhanced products, (i) our ability to adequately enforce or protect our intellectual property rights, (j) the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments, (k) disruptions in the credit markets, (l) our relationships with our employees and our ability to retain and attract qualified personnel, (m) liabilities arising from litigation, including product liability risks, (n) the costs of compliance with and liabilities arising under environmental laws and regulations, and (o) the reorganization of our North American manufacturing could result in disruptions in production and an inability to satisfy customer demands.  Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.  For a discussion of factors that may affect future results see “Risk Factors” included in our Registration Statement on Form S-4 declared effective by the SEC on July 1, 2011.

Key Indicators

Key economic measures relevant to our business include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include industrial manufacturing, construction and transportation, oil and gas exploration, metal fabrication and farm machinery, shipbuilding, and railcar manufacturing. The trends in these industries provide insights to us in gauging our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.

Key performance measurements we use to manage the business include orders, sales, commodity cost trends, warranty claims, operating expenses and efficiencies, inventory levels and fill-rates. The timing of these measurements varies but may be daily, weekly and monthly depending on the need for management information and the availability of data.

Key financial measurements we use to evaluate the results of our business as well as the operations of our individual units include customer order levels and mix, sales order profitability, production volumes and variances, selling, general and administrative expense leverage, earnings before interest, taxes, depreciation and amortization, operating cash flows, capital expenditures and working capital. We define controllable working capital as accounts receivable and inventory, reduced by accounts payable. We review these measurements monthly, quarterly and annually and compare them over historical periods, as well as with objectives that are established by management and approved by our Board of Directors.

RESULTS OF OPERATIONS

All references to the second quarter and first six months of 2011 relate to the three and six months ended June 30, 2011 of the Successor.  All references to the second quarter and first six months of 2010 relate to the three and six months ended June 30, 2010 of the Predecessor.  We believe that the discussion of our operational results of our Successor and Predecessor periods, while on different bases of accounting related to the application of purchase accounting, is appropriate as we highlight changes to operational results as well as purchase accounting related items.

The following is a discussion of the results of continuing operations for the three and six months ended June 30, 2011 and 2010.

Net sales

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Net sales summary:
U.S.	$ 71,187	$ 58,756	21.2%	$ 137,285	$ 111,379	23.3%
International	58,082	49,840	16.5%	108,481	93,834	15.6%
Consolidated	$ 129,269	$ 108,596	19.0%	$ 245,766	$ 205,213	19.8%

Net sales for the three months ended June 30, 2011 increased $20.7 million as compared to the same period in 2010 with approximately $12.4 million related to increased volumes, $2.7 million associated with price increases and $5.6 million attributable to foreign currency translation.

Net sales for the six months ended June 30, 2011 increased $40.6 million as compared to the same period in 2010 with approximately $29.8 million related to increased volumes, $2.4 million associated with price increases and $8.4 million attributable to foreign currency translation.

Gross margin

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Gross margin	$ 47,794	$ 36,871	29.6%	$ 81,020	$ 68,911	17.6%
Gross margin as a percent of net sales	37.0%	34.0%		33.0%	33.6%

For the three months ended June 30, 2011, gross margin as a percent of net sales increased as compared to the same period in 2010.  In the second quarter of 2011, the Company charged cost of sales with $1.2 million of depreciation related to fair value purchase accounting adjustments for fixed assets.  Under its use of the last-in first-out (“LIFO”) inventory method, the Company also recorded a $0.5 million charge to cost of sales in the second quarter of 2011 and with no LIFO related charges in the second quarter of 2010.  Excluding these items, gross margin as a percent of net sales was 38.3% in 2011 as compared to 34.0% in 2010.  This increase in gross margin is due to the beneficial impact of manufacturing efficiencies arising from increased volumes of activity in 2011 and the timing of price increases in the second quarter.

For the six months ended June 30, 2011, gross margin as a percent of net sales decreased as compared to the same period in 2010.  In the first half of 2011, the Company expensed $5.6 million to cost of sales related to fair value purchase accounting adjustments for inventory and depreciation of fixed assets. Under its use of the last-in first-out (“LIFO”) inventory method, the Company also recorded a $1.5 million charge to cost of sales in the first six months of 2011 resulting from expected inflation in 2011.  In 2010, the Company recorded a $0.1 million charge to cost of sales under its use of LIFO inventory method.  Excluding these items, gross margin as a percent of net sales was 35.9% in 2011 as compared to 33.6% in 2010.  The increase in gross margin is primarily due to the beneficial impact of manufacturing efficiencies arising from increased volumes of activity in 2011 and our price increases in the second quarter.

Selling, general and administrative expenses

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Selling, general and administrative expenses	$ 27,725	$ 24,722	12.1%	$ 52,555	$ 46,144	13.9%
SG&A as a percent of net sales	21.4%	22.8%		21.4%	22.5%

For the three months ended June 30, 2011, selling, general, and administrative (“SG&A) costs increased $3.0 million over the comparable period of 2010.  SG&A expenses for the three months ended June 30, 2011 includes $0.7 million of increased salary and benefit costs, $0.7 million of IPC management service fees and $0.3 million in additional fees for strategic consulting as compared to the same period of 2010.  SG&A expenses in the second quarter of 2011 also reflect an increase of $0.9 million due to changes in foreign exchange rates when compared to the second quarter of 2010.

For the six months ended June 30, 2011, SG&A costs increased $6.4 million over the comparable period of 2010.  SG&A expenses for the six months ended June 30, 2011 include $2.4 million of increased salary and benefits costs, $1.1 million of IPC management service fees, $1.0 million in additional fees for strategic consulting and $0.5 million of increased incentive compensation as compared to the same period of 2010.  SG&A expenses in the first six months of 2011 also reflect an increase of $1.4 million due to changes in foreign exchange rates when compared to the first six months of 2010.

Restructuring

In the second quarter of 2011, the Company committed to a restructuring plan that includes exit activities at a manufacturing site in West Lebanon, New Hampshire.  The Company expects to complete these activities during the first half of 2012.  These exit activities impact approximately 100 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during 2011 to date and total expected restructuring costs associated with these activities by major type of cost:

	Incurred during	Total estimated
	the quarter ended	amount expected
	June 30, 2011	to be incurred
Employee termination benefits	$ 396	$ 3,300
Other restructuring costs	219	4,200
Total restructuring costs	$ 615	$ 7,500

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The payments for these exit activities are expected to be made primarily in the second half of 2011 with some continuing payments throughout 2012.

Interest, net

(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Interest, net	$ 6,056	$ 5,939	2.0%	$ 12,353	$ 12,275	0.6%

Interest expense for the three months ended June 30, 2011 and 2010 was $6.1 million and $5.9 million.  The increase in interest expense reflects the effect of $73 million of incremental average debt in 2011 as compared to 2010 and a reduced effective interest rate of 9.02% in 2011 as compared to 11.77% in 2010.

Interest expense for the six months ended June 30, 2011 and 2010 was $12.4 million and $12.3 million.  The increase in interest expense reflects the effect of $68 million of incremental average debt in 2011 as compared to 2010 and a reduced effective interest rate of 9.21% in 2011 as compared to 11.92% in 2010.

Income tax provision

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Income tax provision (benefit)	$ 5,311	$ 841	531.5%	$ 5,386	$ 1,886	185.6%
Percent of income before tax	47.1%	24.6%		47.7%	27.9%

The effective tax rate for 2011 is estimated to approximate 47.7% for the year.  The effective tax rate exceeds the federal statutory rate primarily because foreign earnings are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by the foreign tax credits due to the uncertainty of their utilization.  For the first half of 2010, the effective income tax rate was 27.9%.  The lower effective rate in 2010 of the Predecessor resulted from the use of net operating loss carryovers to offset U.S. pre-tax income.  The income taxes currently payable for 2011 are estimated to be 35% and are primarily related to foreign jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash are working capital needs, capital expenditures and debt service obligations. We expect that these ongoing requirements will be funded from operating cash flow and periodic borrowings under the Working Capital Facility.

The Company’s cash flows from continuing operations from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Successor	Predecessor
(Dollars in thousands)	Six Months Ended
	June 30,
Net cash provided by (used in):	2011	2010

Operating activities	$ (9,979)	$ 28,845
Investing activities	(8,237)	(4,727)
Financing activities	5,921	(25,666)

Operating Activities

Operating activities for the first six months of 2011 used $10.0 million of cash compared to the $28.8 million of cash provided during the same period in 2010. The change in operating assets and liabilities required $30.3 million of cash during the six months ended June 30, 2011 compared to the $17.3 million of cash provided in the six months ended June 30, 2010. The changes in operating assets and liabilities, excluding foreign currency translation effects, included:

•     Accounts receivable increased $13.6 million during the six months ended June 30, 2011 and increased $9.5 million during the same period in 2010 as a result of increased sales in each of these periods and to provide safety stock of $3.0 million in connection with the exit from our New Hampshire manufacturing facility.

•     Inventory increases required $15.6 million and $6.8 million of cash for the first six months of 2011 and 2010, respectively, as inventories were increased to satisfy increased customer demand.

•     Prepaid expenses increased $3.6 million in the first six months of 2011 as compared to a decrease of $0.3 million in the same period in 2010.  The changes in both periods resulted primarily from changes in U.S. dollar currency hedges by our Australian subsidiary.

•     Accounts payable increases provided $12.8 million and $23.4 million of cash in the first six months of 2011 and 2010, respectively.  The first six months of 2011 reflect increases in amounts payable to suppliers related to increased inventory purchases in support of the increase in customer demand.  The six months ended June 30, 2010 reflects the beneficial impact of approximately $14.0 million of early payment of supplier invoices during the fourth quarter of 2009, which reduced the cash usage requirements for the six months ended June 30, 2010.

•     Accrued liabilities decreased $0.5 million in the first six months of 2011 due to payments of prior year incentive compensation liabilities and acquisition-related accruals, partially offset by increases in U.S. dollar currency hedges of $2.9 million.  During the first six months of 2010, accrued liabilities increased $10.3 million due primarily to increases in incentive compensation and customer rebates with minimal payments during the period for prior year liabilities.

•         Accrued interest decreased $8.1 million in the first six months of 2011 compared to an increase of $0.7 in the first six months of 2010.  The difference in activity reflects an $8.7 million payment on the Senior Subordinated Notes in conjunction with their redemption on February 1, 2011.

Investing Activities

Investing activities used $8.2 million and $4.7 million of cash for the six months ended June 30, 2011 and 2010, respectively, primarily for manufacturing equipment purchases.

Financing Activities

During the six months ended June 30, 2011, the Company retired the $176.1 million of Senior Subordinated Notes outstanding and paid the related interest obligation of $8.7 million with the Trusteed Assets established in the December 2010 defeasance of the Notes. For the same period in 2010, the Company had net repayments of $25.7 million of the Working Capital Facility.

With respect to the Working Capital Facility, $2.1 million of letters of credit were outstanding and the unused availability, net of these letters of credit, was $55.9 million at June 30, 2011.

In 2011, we anticipate capital expenditures will be $16 million to $18 million, including $10 million to $12 million to expand our manufacturing facilities in Hermosillo, Mexico and machining equipment in Denton, Texas.  For the six months ended June 30, 2011, we incurred $7.9 million in capital expenditures.

At June 30, 2011, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments.  Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived.  We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility, which was amended on December 3, 2010.  A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

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

Approximately one-half of our international sales are export sales from the United States which are primarily denominated in U.S. dollars.  The balance of the international sales arises from sales conducted in foreign currencies primarily in Australia, Canada and Europe.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, Italy and Malaysia.  Our Australian operations execute 60 and 90 day forward purchase commitments for U.S. dollars to help provide stability in the cost of purchased materials and components which are payable in U.S. dollars. However, our financial results could be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.  We may also incur transaction gains or losses resulting from changes in foreign currency exchange rates primarily between our U.K. distribution operations and continental Europe.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates.  At June 30, 2011, $2.1 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 – “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.

Item 1A.  Risk Factors

The reorganization of our North American manufacturing could result in disruptions in production and an inability to satisfy customer demands.

On June 14, 2011, we announced that we will be relocating the manufacturing operations located in West Lebanon, New Hampshire, to our facilities in Denton, Texas, and Hermosillo, Mexico.  This reorganization, which requires the relocation of significant equipment and other assets used to produce plasma cutting and welding equipment, will ultimately impact approximately 100 employees and is not expected to be completed until December, 31, 2011.  Due to the degree of complexity and time required to relocate our operations, we might experience disruptions in the production of such equipment and our ability to meet customer demand might be adversely affected.

Other than as set forth above, there have been no material changes to the risk factors disclosed in the Company’s Registration Statement on Form S-4, as filed with the SEC and declared effective on July 1, 2011.

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

____________

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

Date: August 15, 2011