Form 10-Q/A
period 2011-06-30
THERMADYNE HOLDINGS CORP /DE
filed 2011-09-13
CIK 850660

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

Explanatory Note

Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), is being filed solely to (i) correct an error in the Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2011 in Note 13 – Condensed Consolidating Financial Statements and Thermadyne Holdings Corporation (Parent) Financial Information (to report Net Sales for Guarantors as $253,056) and (ii) amend the Original Filing to furnish our XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulation S-T. This amendment does not change or update any other disclosures or amounts set forth in the Original Filing and does not reflect events that have occurred after the date of the Original Filing.

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$ 129,269	$ 108,596	$ 245,766	$ 205,213
Cost of goods sold	81,475	71,725	164,746	136,302
Gross margin	47,794	36,871	81,020	68,911

Selling, general and administrative expenses	27,725	24,722	52,555	46,144
Amortization of intangibles	1,704	680	3,408	1,357
Restructuring	615	-	615	-

Operating income	17,750	11,469	24,442	21,410

Other income (expenses):
Interest, net	(6,056)	(5,939)	(12,353)	(12,275)
Amortization of deferred financing costs	(417)	(251)	(788)	(515)
Loss on debt extinguishment	-	(1,867)	-	(1,867)
Income before income tax provision	11,277	3,412	11,301	6,753

Income tax provision	5,311	841	5,386	1,886
Net income	$ 5,966	$ 2,571	$ 5,915	$ 4,867

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash flows from (used in) operating activities:
Net income	$ 5,915	$ 4,867
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,487	6,831
Deferred income tax benefit	1,231	(2,268)
Stock compensation expense	258	248
Restructuring costs, net of payments	396	-
Loss on debt extinguishment	-	1,867
Changes in operating assets and liabilities:
Accounts receivable, net	(13,599)	(9,493)
Inventories	(15,570)	(6,834)
Prepaids	(3,560)	320
Accounts payable	12,783	23,426
Accrued and other liabilities	(463)	10,276
Accrued interest	(8,092)	737
Other, net	(1,765)	(1,132)
Net cash provided by (used in) operating activities	(9,979)	28,845

Cash flows from (used in) investing activities:
Capital expenditures	(7,915)	(4,474)
Other	(322)	(253)
Net cash used in investing activities	(8,237)	(4,727)

Cash flows from (used in) financing activities:
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	-
Repayment of Senior Subordinated Notes	(176,095)	-
Repayments of Working Capital Facility	-	(1,142)
Repayments of other long-term obligations	(1,394)	-
Borrowings under Working Capital Facility	-	1,161
Repayments under Second-Lien Facility and other	-	(25,731)
Other, net	(275)	46
Net cash provided by (used in) financing activities	5,921	(25,666)

Effect of exchange rate changes on cash and cash equivalents	562	(430)

Total decrease in cash and cash equivalents	(11,733)	(1,978)
Total cash and cash equivalents beginning of period	22,399	14,886
Total cash and cash equivalents end of period	$ 10,666	$ 12,908

Income taxes paid	$ 5,325	$ 2,252
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$ 21,713	$ 11,405

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 253,056	$ 49,010	$ (56,300)	$ 245,766
Cost of goods sold	-	180,896	39,664	(55,814)	164,746
Gross margin	-	72,160	9,346	(486)	81,020

Selling, general and administrative expenses	(2)	45,329	7,228	-	52,555
Amortization of intangibles	-	3,408	-	-	3,408
Restructuring	-	615	-	-	615
Operating income (loss)	2	22,808	2,118	(486)	24,442

Other income (expense):
Interest, net	484	(12,768)	(69)	-	(12,353)
Amortization of deferred financing costs	-	(788)	-	-	(788)
Equity in net income (loss) of subsidiaries	5,429	-	-	(5,429)	-
Income (loss) before tax provision	5,915	9,252	2,049	(5,915)	11,301

Income tax provision	-	4,183	1,203	-	5,386

Net income (loss)	$ 5,915	$ 5,069	$ 846	$ (5,915)	$ 5,915

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

Item 6.  Exhibits

31.1*              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*       XBRL Instance Document

101.SCH*     XBRL Taxonomy Extension Schema Document

101.CAL*     XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*      XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*     XBRL Taxonomy Extension Label Linkbase Document

101.PRE*      XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

	By:	/s/ Steven A. Schumm

Steven A. Schumm
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

Date: September 13, 2011