Form 10-Q
period 2011-09-30
THERMADYNE HOLDINGS CORP /DE
filed 2011-11-10
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on November 9, 2011 was 1,000.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net sales	$ 124,854	$ 106,483	$ 370,620	$ 311,696
Cost of goods sold	82,596	69,823	247,342	206,125
Gross margin	42,258	36,660	123,278	105,571

Selling, general and administrative expenses	25,030	23,552	77,585	69,696
Amortization of intangibles	1,703	681	5,111	2,038
Restructuring	2,431	-	3,046	-

Operating income	13,094	12,427	37,536	33,837

Other income (expenses):
Interest, net	(6,106)	(4,995)	(18,459)	(17,270)
Amortization of deferred financing costs	(426)	(238)	(1,214)	(753)
Loss on debt extinguishment	-	-	-	(1,867)
Income before income tax provision	6,562	7,194	17,863	13,947

Income tax provision	1,102	2,373	6,488	4,259
Net income	$ 5,460	$ 4,821	$ 11,375	$ 9,688

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) (Unaudited)

	Successor
	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 17,619	$ 22,399
Trusteed assets	-	183,685
Accounts receivable, less allowance for doubtful accounts of $600 and $400, respectively	74,465	62,912
Inventories	106,055	85,440
Prepaid expenses and other	14,629	11,310
Deferred tax assets	2,644	2,644
Total current assets	215,412	368,390

Property, plant and equipment, net of accumulated depreciation of $12,308 and $1,274, respectively	74,730	75,796
Goodwill	165,243	164,678
Intangibles, net	150,375	155,036
Deferred financing fees	13,900	14,553
Other assets	1,459	1,632
Total assets	$ 621,119	$ 780,085

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Senior subordinated notes due 2014	$ -	$ 176,095
Current maturities of other long-term obligations	1,614	2,207
Accounts payable	33,714	26,976
Accrued and other liabilities	44,040	37,995
Accrued interest	6,935	9,184
Income taxes payable	4,259	4,155
Deferred tax liabilities	6,014	6,014
Total current liabilities	96,576	262,626

Long-term obligations, less current maturities	263,427	264,564
Deferred tax liabilities	74,251	74,832
Other long-term liabilities	12,861	14,659
Total liabilities	447,115	616,681

Stockholder's equity:
Common stock, $0.01 par value: Authorized -- 1,000 shares Issued and outstanding -- 1,000 shares at September 30, 2011 and at December 31, 2010	-	-
Additional paid-in capital	176,448	176,035
Accumulated deficit	(3,305)	(14,680)
Accumulated other comprehensive income	861	2,049
Total stockholder's equity	174,004	163,404

Total liabilities and stockholder's equity	$ 621,119	$ 780,085

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income	$ 11,375	$ 9,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,607	10,067
Deferred income taxes	232	(1,266)
Stock compensation expense	413	1,004
Restructuring costs, net of payments	2,160	-
Loss on debt extinguishment	-	1,867
Changes in operating assets and liabilities:
Accounts receivable, net	(12,277)	(13,231)
Inventories	(21,244)	(10,062)
Prepaids	(3,673)	(28)
Accounts payable	7,835	18,066
Accrued interest	(2,249)	(4,475)
Accrued taxes	137	2,814
Accrued and other	2,842	11,034
Net cash provided by operating activities	3,158	25,478

Cash flows from investing activities:
Capital expenditures	(12,636)	(5,921)
Other	(449)	(328)
Net cash used in investing activities	(13,085)	(6,249)

Cash flows from financing activities:
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	-
Repayment of Senior Subordinated Notes	(176,095)	-
Net issuance of Working Capital Facility	-	2,913
Repayments of other long-term obligations	(1,736)	-
Repayments under Second-Lien Facility and other	-	(26,305)
Other, net	(561)	101
Net cash provided by (used in) financing activities	5,293	(23,291)

Effect of exchange rate changes on cash and cash equivalents	(146)	521

Total decrease in cash and cash equivalents	(4,780)	(3,541)
Total cash and cash equivalents beginning of period	22,399	14,886
Total cash and cash equivalents end of period	$ 17,619	$ 11,345

Income taxes paid	$ 6,183	$ 3,697
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$ 22,009	$ 21,761

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except share data)

1.   Organization

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables.  The Company’s products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. The Company designs, manufactures and sells products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and related consumable parts; (3) arc accessories, including torches, related consumable parts and accessories; (4) welding equipment; and (5) filler metals. The Company markets its products under a portfolio of brands including Victor®, Tweco®, Thermal Dynamics®, Arcair®, Cigweld®, Thermal Arc®, Turbo Torch® and Stoody®.

On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”). (Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. (“Technologies”).) Technologies’ sole asset is its 100% ownership of the stock of Thermadyne.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold approximately 99% of the outstanding equity of Technologies, and certain members of Thermadyne management hold the remaining equity capital.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011.  The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report for the period ended December 31, 2010.

The financial statements include the Company’s accounts and those of its subsidiaries, after the elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair value of assets and result in a potential impairment loss.

Reclassifications

The costs of certain purchasing functions previously included in Selling, General, and Administrative expenses have been reclassified to Cost of Goods Sold in the amounts of $384 and $1,089 for the three and nine months ended September 30, 2010, respectively, to conform with the current year presentation.

Miscellaneous receivables as of December 31, 2010 have been reclassified from Accounts Receivable to Prepaid Expenses and Other in the amount of $2,729 to conform with the current year presentation.

Deferred Financing Costs

Loan origination fees and other costs incurred in arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $15,285 and $14,723, less related accumulated amortization of $1,385 and $170, at September 30, 2011 and December 31, 2010, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold, and such provisions are adjusted periodically based on current estimates of anticipated warranty costs and charged to cost of sales. The following table provides the activity in the warranty accrual:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance at beginning of period	$ 4,042	$ 2,620	$ 3,200	$ 2,300
Charged to expense	1,325	1,100	3,955	3,190
Warranty payments	(1,167)	(920)	(2,955)	(2,690)
Balance at end of period	$ 4,200	$ 2,800	$ 4,200	$ 2,800

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $266,066 and $265,200 at September 30, 2011 and December 31, 2010, respectively, based on available market information. The Company’s Senior Subordinated Notes due 2014 were redeemed February 1, 2011.

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied by the Company beginning in 2012.  ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

Goodwill

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), to permit an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  ASU 2011-08 is intended to simplify how an entity tests goodwill for impairment.  This standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted and will be applied by the Company beginning in the fourth quarter of 2011 as part of the Company's annual test for goodwill impairment.

3. Inventories

The composition of inventories was as follows:

	Successor
	September 30,	December 31,
	2011	2010
Raw materials and component parts	$ 35,221	$ 25,075
Work-in-process	5,755	3,853
Finished goods	67,179	56,512
	108,155	85,440
LIFO reserve	(2,100)	-
	$ 106,055	$ 85,440

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $79,630 at September 30, 2011 and $61,577 at December 31, 2010.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

4. Intangible Assets

The composition of intangibles was as follows:

	Successor
	September 30,	December 31,
	2011	2010
Customer relationships	54,920	54,920
Intellectual property bundles	82,018	81,568
Trademarks	19,079	19,079
	156,017	155,567
Accumulated amortization of customer relationships
and intellectual property bundles	(5,642)	(531)
	$ 150,375	$ 155,036

Amortization of customer relationships and intellectual property bundles (including patents) amounted to $1,703 and $5,111 for the three and nine month periods ended September 30, 2011, respectively, and to $681 and $2,038 for the three and nine month periods ended September 30, 2010, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st (Successor), or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2010. As of September 30, 2011, the Company considered possible impairment triggering events since December 3, 2010 (Acquisition Date) based on relevant factors, and concluded that no triggering events or goodwill impairment were indicated at that date. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the nine-month period ending September 30, 2011 was as follows:

Carrying Amount
of Goodwill
Successor:
Balance as of January 1, 2011	$ 164,678
Foreign currency translation	565
Balance as of September 30, 2011	$ 165,243

5. Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	Successor
	September 30,	December 31,
	2011	2010
Senior Secured Notes due December 15, 2017, 9% interest
payable semi-annually on June 15 and December 15	$ 260,000	$ 260,000
Senior Subordinated Notes due February 1, 2014, 9 1/4% interest
payable semiannually on February 1 and August 1	-	176,095
Capital leases	5,041	6,771
	265,041	442,866
Current maturities	(1,614)	(178,302)
	$ 263,427	$ 264,564

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

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of Thermadyne’s existing and future domestic subsidiaries and by its Australian subsidiaries, Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd.  The Senior Secured Notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of Thermadyne’s and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, Thermadyne’s and the guarantors’ obligations under Thermadyne’s Working Capital Facility (as defined below)), including the capital stock of each subsidiary of Thermadyne (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis by substantially all the collateral that secures the Working Capital Facility on a first priority basis.

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; make certain investments, loans or advances; sell, transfer or otherwise convey certain assets; and create liens.

Upon a change of control, as defined in the Indenture, each holder of the Senior Secured Notes has the right to require the Company to purchase the Senior Secured Notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest.

On August 2, 2011, the Company completed its offer to exchange $260,000 of its 9% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933 (the "Exchange Notes"), for $260,000 of its outstanding Senior Secured Notes.  The Company accepted for exchange all Senior Secured Notes validly tendered and not withdrawn prior to the expiration of the exchange offer.  The terms of the Exchange Notes are substantially identical to the terms of the Senior Secured Notes, including subsidiary guarantees, except that provisions relating to transfer restrictions, registration rights and related additional interest do not apply to the Exchange Notes.

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

The Senior Subordinated Notes accrued interest at the rate of 9 1/4% per annum payable semi-annually in arrears on February 1 and August 1 of each year. The indenture provided for the payment of an additional Special Interest Adjustment based on the Company’s consolidated leverage ratio. Interest on the Senior Subordinated Notes due 2014 including the Special Interest Adjustment totaled $4,524 and $14,496 for the three and nine months ended September 30, 2010.

Working Capital Facility

At September 30, 2011 and December 31, 2010, respectively, $2,122 and $2,347 of letters of credit and no borrowings were outstanding under the Fourth Amended and Restated Credit Agreement (the “GE Agreement”).  Unused availability, net of these letters of credit, was $57,435 under the Working Capital Facility at September 30, 2011.

All obligations under the Working Capital Facility are unconditionally guaranteed by Technologies and substantially all of the Company’s existing and future, direct and indirect, wholly owned domestic subsidiaries and its Australian subsidiaries Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd.  The Working Capital Facility is secured, subject to certain exceptions, by substantially all of the assets of the guarantors and Technologies, including a first priority security interest in substantially all accounts receivable and other rights to payment, inventory, deposit accounts, cash and cash equivalents and a second priority security interest in all assets other than the Working Capital Facility collateral.

The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.1 if the unused availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility includes negative covenants that limit the Company’s ability and the ability of Technologies and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Technologies’ capital stock; and prepay or redeem certain indebtedness.

Second Lien Facility

In June 2010, Predecessor voluntarily repaid all of the second lien indebtedness due November 30, 2012 and terminated the related credit agreement. The prepayment was funded primarily with borrowings under the Company’s Working Capital Facility.

6. Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to substantially complete these activities by December 31, 2011.  These exit activities impact approximately 150 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during 2011 to date and total expected restructuring costs associated with these activities by major type of cost:

As of September 30, 2011
	Three Months	Cumulative	Total Expected
	Ended	Restructuring	Restructuring
	September 30, 2011	Costs	Costs
Employee termination benefits	$ 1,302	$ 1,698	$ 3,550
Other restructuring costs	1,129	1,348	4,450
Total restructuring costs	$ 2,431	$ 3,046	$ 8,000

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since the inception of the plan.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of September 30, 2011.

	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$ 1,698	$ 1,348	$ 3,046
Payments and other adjustments	(82)	(804)	(886)
Balance as of September 30, 2011	$ 1,616	$ 544	$ 2,160

The remaining payments for these exit activities are expected to be made primarily in the fourth quarter of 2011 with some continuing payments throughout 2012.

7. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net Income	$ 5,460	$ 4,821	$ 11,375	$ 9,688
Cumulative foreign currency translation gains (losses), net of taxes	(5,411)	4,528	(1,180)	2,151
Pension and post-retirement benefit plans income (loss)	(17)	77	(8)	247
Comprehensive income	$ 32	$ 9,426	$ 10,187	$ 12,086

8. Income Taxes

At the beginning of 2011, the Company had approximately $145,127 in U.S. net operating loss carry forwards from the years 1998 through 2010.  The net operating loss carry forwards in the U.S. will expire between the years 2019 and 2030.  Given the uncertainties regarding utilization of a portion of these net operating loss carry forwards, the Company has recorded, as of December 31, 2010, a $14,100 valuation allowance related to the deferred tax asset of approximately $57,400 associated with the carry forwards.  For 2011, the Company’s management estimates that income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.

The Company’s projected 2011 income tax effective rate of approximately 36% exceeds the federal statutory rate primarily because foreign earnings are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by the foreign tax credits due to uncertainty of their utilization.

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

In October 2010, two identical purported class action lawsuits were filed in connection with the Acquisition against the Company, the Company’s directors, and Irving Place Capital.  On November 25, 2010, the Company, the Company’s directors and Irving Place Capital entered into a memorandum of understanding with the plaintiffs regarding the settlement of these actions.  On June 30, 2011, the Circuit Court issued an order approving the settlement and resolving and releasing all claims in all actions that were or could have been brought. The Circuit Court further awarded attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $399, which the Company paid in July 2011 and 85% of which was reimbursed to the Company by its insurance carrier in October 2011.

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

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are still held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $800 and $1,600 as of September 30, 2011 and December 31, 2010, respectively.

10. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	U.S. and Canadian Plans		Australian Plan
	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Components of net periodic
benefit cost:
Service Cost	$ 43	$ 44	$ 349	$ 255
Interest Cost	284	303	629	432
Expected return on plan assets	(324)	(279)	(573)	(398)
Recognized loss	-	149	-	65
Net periodic benefit cost	$ 3	$ 217	$ 405	$ 354

	U.S. and Canadian Plans		Australian Plan
	Successor	Predecessor	Successor	Predecessor
	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Components of net periodic
benefit cost:
Service Cost	$ 133	$ 134	$ 982	$ 648
Interest Cost	850	907	1,771	1,098
Expected return on plan assets	(972)	(837)	(1,613)	(1,012)
Recognized loss	-	447	-	165
Net periodic benefit cost	$ 11	$ 651	$ 1,140	$ 900

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

Geographic Information

The reportable geographic regions are the Americas, Asia-Pacific and Europe/Middle East. Sales have been attributed to geographic regions based on the country of our end customer.  The following tables provide summarized financial information concerning the Company’s geographic segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Sales:
Americas	$ 77,608	$ 66,656	$ 238,215	$ 198,893
Asia-Pacific	37,826	31,011	102,723	87,397
Europe/ Middle East	9,420	8,816	29,682	25,406
Total	$ 124,854	$ 106,483	$ 370,620	$ 311,696

Prior year sales have been reclassified to conform to the current year presentation which attributes sales to the geographic location of the customer.

U.S. sales as a portion of Americas’ sales comprised approximately 86% for the three and nine months ended September 30, 2011 and 2010.  Australia sales as a portion of Asia-Pacific sales comprised approximately 75% for the three and nine months ended September 30, 2011 and 2010.

Identifiable assets (excluding working capital and intangibles):

	Successor
	September 30,	December 31,
	2011	2010

Americas	$ 69,797	$ 69,696
Asia-Pacific	18,081	19,930
Europe/Middle East	1,798	1,940
	$ 89,677	$ 91,566

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

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Gas equipment	$ 42,994	$ 38,519	$ 133,890	$ 113,534
Filler metals including hardfacing	25,257	21,877	73,474	65,018
Arc accessories including torches, related consumable parts and accessories	22,811	19,428	66,469	53,788
Plasma power supplies, torches and related consumable parts	20,297	16,459	61,360	48,599
Welding equipment	13,495	10,200	35,427	30,757
	$ 124,854	$ 106,483	$ 370,620	$ 311,696

12. Relationships and Transactions

Relationship with Irving Place Capital

Thermadyne Holdings Corporation is a wholly owned subsidiary of Thermadyne Technologies Holdings, Inc.  Affiliates of Irving Place Capital, along with its co-investors, hold approximately 99% of the outstanding equity of Thermadyne Technologies Holdings, Inc. at September 30, 2011 and December 31, 2010.  The Board of Directors of the Company and Technologies includes two IPC members.

IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors that it appoints.

Management Services Agreement

The Company has entered into a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable monthly.  In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.  Such fees were $584 and $1,781 for the three and nine months ended September 30, 2011.

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

Thermadyne Technologies Holdings Inc. (Technologies)

The capital stock of Technologies in the aggregate of $176,185 was outstanding as of September 30, 2011, with 140,948 shares of 8% cumulative preferred stock in the amount of $140,948 and 3,523,700 shares of common stock in the amount of $35,237.  No dividends have been declared on either the preferred stock or common stock at September 30, 2011 or December 31, 2010.

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

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 and, prior to February 1, 2011, the 9¼% Senior Subordinated Notes due 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Thermadyne Holding Corporation (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. The Company’s Australian subsidiaries are included as guarantors for all years presented. Approximately 70% of the assets and the sales have been pledged by the guarantor subsidiaries to the holders of the Senior Secured Notes.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 125,477	$ 25,162	$ (25,785)	$ 124,854
Cost of goods sold	-	84,857	19,257	(21,518)	82,596
Gross margin	-	40,620	5,905	(4,267)	42,258

Selling, general and administrative expenses	-	21,363	3,667	-	25,030
Amortization of intangibles	-	1,703	-	-	1,703
Restructuring	-	2,431	-	-	2,431
Operating income (loss)	-	15,123	2,238	(4,267)	13,094

Other income (expense):
Interest, net	-	(6,073)	(33)	-	(6,106)
Amortization of deferred financing costs	-	(426)	-	-	(426)
Equity in net income (loss) of subsidiaries	5,460	-	-	(5,460)	-
Income (loss) before tax provision	5,460	8,624	2,205	(9,727)	6,562

Income tax provision	-	948	154	-	1,102

Net income (loss)	$ 5,460	$ 7,676	$ 2,051	$ (9,727)	$ 5,460

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 114,425	$ 10,564	$ (18,506)	$ 106,483
Cost of goods sold	-	80,776	7,423	(18,376)	69,823
Gross margin	-	33,649	3,141	(130)	36,660

Selling, general and administrative expenses	275	23,458	728	(909)	23,552
Amortization of intangibles	-	681	-	-	681
Operating income (loss)	(275)	9,510	2,413	779	12,427

Other income (expenses):
Interest, net	(4,408)	(616)	29	-	(4,995)
Amortization of deferred financing costs	(124)	(114)	-	-	(238)
Equity in net income (loss) of subsidiaries	9,628	-	-	(9,628)	-
Loss on debt extinguishment	-	-	-	-	-
Income (loss) before tax provision	4,821	8,780	2,442	(8,849)	7,194

Income tax provision	-	1,608	765	-	2,373

Net income (loss)	$ 4,821	$ 7,172	$ 1,677	$ (8,849)	$ 4,821

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 378,533	$ 74,172	$ (82,085)	$ 370,620
Cost of goods sold	-	265,753	58,921	(77,332)	247,342
Gross margin	-	112,780	15,251	(4,753)	123,278

Selling, general and administrative expenses	-	66,690	10,895	-	77,585
Amortization of intangibles	-	5,111	-	-	5,111
Restructuring	-	3,046	-	-	3,046
Operating income (loss)	-	37,933	4,356	(4,753)	37,536

Other income (expense):
Interest, net	-	(18,357)	(102)	-	(18,459)
Amortization of deferred financing costs	-	(1,214)	-	-	(1,214)
Equity in net income (loss) of subsidiaries	11,375	-	-	(11,375)	-
Income (loss) before tax provision	11,375	18,362	4,254	(16,128)	17,863

Income tax provision	-	5,131	1,357	-	6,488

Net income (loss)	$ 11,375	$ 13,231	$ 2,897	$ (16,128)	$ 11,375

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 338,381	$ 30,428	$ (57,113)	$ 311,696
Cost of goods sold	-	241,545	21,201	(56,621)	206,125
Gross margin	-	96,836	9,227	(492)	105,571

Selling, general and administrative expenses	523	65,542	4,540	(909)	69,696
Amortization of intangibles	-	2,038	-	-	2,038
Operating income (loss)	(523)	29,256	4,687	417	33,837

Other income (expense):
Interest, net	(14,149)	(3,105)	(16)	-	(17,270)
Amortization of deferred financing costs	(371)	(382)	-	-	(753)
Equity in net income (loss) of subsidiaries	24,731	-	-	(24,731)	-
Loss on debt extinguishment	-	(1,867)	-	-	(1,867)
Income (loss) before tax provision	9,688	23,902	4,671	(24,314)	13,947

Income tax provision	-	2,832	1,427	-	4,259

Net income (loss)	$ 9,688	$ 21,070	$ 3,244	$ (24,314)	$ 9,688

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 12,121	$ 5,498	$ -	$ 17,619
Accounts receivable, net	-	61,984	12,481	-	74,465
Inventories	-	91,455	14,600	-	106,055
Prepaid expenses and other	-	9,935	4,694	-	14,629
Deferred tax assets	-	2,644	-	-	2,644
Total current assets	-	178,139	37,273	-	215,412
Property, plant and equipment, net	-	60,847	13,883	-	74,730
Deferred financing fees	-	13,900	-	-	13,900
Other assets	-	1,459	-	-	1,459
Goodwill	-	165,243	-	-	165,243
Intangibles, net	-	150,375	-	-	150,375
Investment in and advances to subsidiaries	174,004	79,232	-	(253,236)	-
Total assets	$ 174,004	$ 649,195	$ 51,156	$ (253,236)	$ 621,119

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$ -	$ 1,159	$ 455	$ -	$ 1,614
Accounts payable	-	25,611	8,103	-	33,714
Accrued and other liabilities	-	38,762	5,278	-	44,040
Accrued interest	-	6,935	-	-	6,935
Income taxes payable	-	2,819	1,440	-	4,259
Deferred tax liability	-	6,014	-	-	6,014
Total current liabilities	-	81,300	15,276	-	96,576
Long-term obligations, less current maturities	-	262,949	478	-	263,427
Deferred tax liabilities	-	74,251	-	-	74,251
Other long-term liabilities	-	11,409	1,452	-	12,861
Net equity (deficit) and advances to / from subsidiaries	-	124,274	(46,919)	(77,355)	-
Stockholder's equity (deficit):
Common stock	-	2,555	55,145	(57,700)	-
Additional paid-in-capital	176,448	111,645	11,356	(123,001)	176,448
Accumulated deficit	(3,305)	(11,118)	13,131	(2,013)	(3,305)
Accumulated other comprehensive income (loss)	861	(8,070)	1,237	6,833	861
Total stockholder's equity (deficit)	174,004	95,012	80,869	(175,881)	174,004

Total liabilities and stockholder's equity (deficit)	$ 174,004	$ 649,195	$ 51,156	$ (253,236)	$ 621,119

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 18,692	$ 3,707	$ -	$ 22,399
Trusteed assets	183,685	-	-	-	183,685
Accounts receivable, net	-	50,670	12,242	-	62,912
Inventories	-	75,391	10,049	-	85,440
Prepaid expenses and other	725	7,641	2,944	-	11,310
Deferred tax assets	-	2,644	-	-	2,644
Total current assets	184,410	155,038	28,942	-	368,390
Property, plant and equipment, net	-	70,584	5,212	-	75,796
Deferred financing fees	-	14,553	-	-	14,553
Other assets	-	1,632	-	-	1,632
Goodwill	-	164,678	-	-	164,678
Intangibles, net	-	155,036	-	-	155,036
Investment in and advances to subsidiaries	163,876	79,232	-	(243,108)	-
Total assets	$ 348,286	$ 640,753	$ 34,154	$ (243,108)	$ 780,085

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Senior subordinated notes due 2014	$ 176,095	$ -	$ -	$ -	$ 176,095
Current maturities of long-term obligations	-	2,006	201	-	2,207
Accounts payable	-	22,137	4,839	-	26,976
Accrued and other liabilities	-	33,162	4,833	-	37,995
Accrued interest	8,062	1,122	-	-	9,184
Income taxes payable	-	3,722	433	-	4,155
Deferred tax liability	-	6,014	-	-	6,014
Total current liabilities	184,157	68,163	10,306	-	262,626
Long-term obligations, less current maturities	-	264,238	326	-	264,564
Deferred tax liabilities	-	74,832	-	-	74,832
Other long-term liabilities	-	13,551	1,108	-	14,659
Net equity (deficit) and advances to / from subsidiaries	725	210,319	3,291	(214,335)	-
Stockholder's equity (deficit):
Common stock	-	-	-	-	-
Additional paid-in-capital	176,035	-	-	-	176,035
Accumulated deficit	(14,680)	(12,968)	(661)	13,629	(14,680)
Accumulated other comprehensive income (loss)	2,049	22,618	19,784	(42,402)	2,049
Total stockholder's equity (deficit)	163,404	9,650	19,123	(28,773)	163,404

Total liabilities and stockholder's equity (deficit)	$ 348,286	$ 640,753	$ 34,154	$ (243,108)	$ 780,085

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 4,451	$ 13,141	$ 1,694	$ (16,128)	$ 3,158

Cash flows from investing activities:
Capital expenditures	-	(269)	(12,367)	-	(12,636)
Other	-	(449)	-	-	(449)
Net cash provided by (used in) investing activities	-	(718)	(12,367)	-	(13,085)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes	(176,095)	-	-	-	(176,095)
Repayments of other long-term obligations	-	(2,154)	418	-	(1,736)
Trusteed assets	183,685	-	-	-	183,685
Changes in net equity	(12,041)	(16,665)	12,578	16,128	-
Other, net	-	(561)	-	-	(561)
Net cash provided by (used in) financing activities	(4,451)	(19,380)	12,996	16,128	5,293

Effect of exchange rate changes on cash and cash equivalents	-	386	(532)	-	(146)

Total increase (decrease) in cash and cash equivalents	-	(6,571)	1,791	-	(4,780)
Total cash and cash equivalents beginning of period	-	18,692	3,707	-	22,399
Total cash and cash equivalents end of period	$ -	$ 12,121	$ 5,498	$ -	$ 17,619

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010

 (unaudited)

(Dollars in thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 5,723	$ 40,507	$ (777)	$ (19,975)	$ 25,478

Cash flows from investing activities:
Capital expenditures	-	(5,429)	(492)	-	(5,921)
Other	-	(583)	255	-	(328)
Net cash provided by (used in) investing activities	-	(6,012)	(237)	-	(6,249)

Cash flows from financing activities:
Net issuance of Working Capital Facility	-	2,913	-	-	2,913
Repayments of Second-Lien Facility and other	-	(26,172)	(133)	-	(26,305)
Exercise of employee stock purchases	102	-	-	-	102
Changes in net equity	(5,825)	(16,211)	2,061	19,975	-
Net cash provided by (used in) financing activities	(5,723)	(39,470)	1,928	19,975	(23,290)

Effect of exchange rate changes on cash and cash equivalents	-	487	33	-	520

Total increase (decrease) in cash and cash equivalents	-	(4,488)	947	-	(3,541)
Total cash and cash equivalents beginning of period	-	11,740	3,146	-	14,886
Total cash and cash equivalents end of period	$ -	$ 7,252	$ 4,093	$ -	$ 11,345

Stock compensation expense was reclassified from financing activities to operating activities for period shown.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global designer and manufacturer of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and related consumable parts; (3) arc accessories, including torches, related consumable parts and accessories; (4) welding equipment; and (5) filler metals. We operate our business in one reportable segment. Our products are sold domestically primarily through industrial welding distributors, retailers and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers. Our operating profit is affected by the mix of our products sold during a period as margins vary between torches, power supplies, consumables and replacement parts as well as the geographic mix of where our products are sold.

Industries that utilize our products include metal fabrication, industrial manufacturing, construction, oil and gas and shipbuilding, among others. The demand for our products and, therefore, our results of operations are directly related to the level of production in these end-user industries.

The availability and the cost of the components consumed in our manufacturing processes, and particularly raw materials, are key determinants in achieving future success in the marketplace and profitability. The principal raw materials we use in manufacturing our products are copper, brass, steel and plastic, which are widely available. Certain other raw materials used in our hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices but with increasing pricing volatility. In an effort to maintain our profit margins, we have redesigned the material content of selected products and continued to reduce our overhead and labor costs by improving our operational efficiency, relocating jobs, consolidating our manufacturing operations and outsourcing production of certain components and products. We have increased and continue to selectively increase our selling prices.

On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”).  Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. (“Technologies”).  Technologies’ sole asset is its 100% ownership of the stock of Thermadyne.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York focused on making equity investments in middle-market companies, along with its co-investors, hold approximately 99% of the outstanding equity of Technologies, and certain members of Thermadyne management hold the remaining equity capital.

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

Key Indicators

Key economic measures relevant to our business include steel consumption, industrial production trends and purchasing manager indices. Industries that we believe provide a reasonable indication of demand for our products include industrial manufacturing, construction and transportation, oil and gas exploration, metal fabrication and farm machinery, shipbuilding and railcar manufacturing. The trends in these industries provide insights to us in gauging our business. Indicators with a more direct relationship to our business that might provide a forward-looking view of market conditions and demand for our products are not available.

Key performance measurements we use to manage the business include orders, sales, commodity cost trends, warranty claims, operating expenses and efficiencies, inventory levels and fill-rates. The timing of these measurements vary but may be daily, weekly and monthly depending on the need for management information and the availability of data.

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

Results of Operations

All references to the third quarter and first nine months of 2011 relate to the three and nine months ended September 30, 2011 of the Successor.  All references to the third quarter and first nine months of 2010 relate to the three and nine months ended September 30, 2010 of the Predecessor.  We believe that the discussion of our operational results of our Successor and Predecessor periods, while on different bases of accounting related to the application of purchase accounting, is appropriate as we highlight changes to operational results as well as purchase accounting related items.

The following is a discussion of the results of continuing operations for the three and nine months ended September 30, 2011 and 2010.

Net sales

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Net sales summary:
U.S.	$ 66,102	$ 57,689	14.6%	$ 203,717	$ 168,256	21.1%
International	58,752	48,794	20.4%	166,903	143,440	16.4%
Consolidated	$ 124,854	$ 106,483	17.3%	$ 370,620	$ 311,696	18.9%

Net sales for the three months ended September 30, 2011 increased $18.4 million as compared to the same period in 2010, with approximately $10.5 million related to increased volumes, $3.2 million associated with price increases and $4.7 million attributable to foreign currency translation.

Net sales for the nine months ended September 30, 2011 increased $58.9 million as compared to the same period in 2010, with approximately $38.4 million related to increased volumes, $7.4 million associated with price increases and $13.1 million attributable to foreign currency translation.

Gross margin

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Gross margin	$ 42,258	$ 36,660	15.3%	$ 123,278	$ 105,571	16.8%
% of sales	33.8%	34.4%		33.3%	33.9%

For the three months ended September 30, 2011, gross margin as a percent of net sales decreased as compared to the same period in 2010.  In the third quarter of 2011, the Company charged cost of sales with $1.1 million of incremental depreciation related to fair value purchase accounting adjustments for fixed assets.  Under its use of the last-in first-out (“LIFO”) inventory method, the Company also recorded a $0.6 million charge to cost of sales in the third quarter of 2011, and recorded no LIFO related charges in the third quarter of 2010.  Excluding these items, adjusted gross margin as a percent of net sales was 35.2% in 2011 as compared to 34.4% in 2010.  This increase in adjusted gross margin is due to the beneficial impact of manufacturing efficiencies arising from increased volumes of activity in 2011 and price increases enacted in the first half of 2011.

For the nine months ended September 30, 2011, gross margin as a percent of net sales decreased as compared to the same period in 2010.  In the first nine months of 2011, the Company expensed $6.8 million to cost of sales related to fair value purchase accounting adjustments for inventory and incremental depreciation of fixed assets. The Company also recorded a $2.1 million LIFO related charge to cost of sales in the first nine months of 2011 resulting from expected inflation in 2011.  In 2010, the Company recorded a $0.1 million LIFO related charge to cost of sales.  Excluding these items, adjusted gross margin as a percent of net sales was 35.7% in 2011 as compared to 33.9% in 2010.  The increase in adjusted gross margin is primarily due to the beneficial impact of manufacturing efficiencies arising from increased volumes of activity in 2011 and price increases enacted in the first half of 2011.

Selling, general and administrative expenses

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Selling, general and administrative expenses	$ 25,030	$ 23,552	6.3%	$ 77,585	$ 69,696	11.3%
% of sales	20.0%	22.1%		20.9%	22.4%

For the three months ended September 30, 2011, selling, general, and administrative (“SG&A”) costs increased $1.5 million over the comparable period of 2010.  SG&A expenses for the three months ended September 30, 2011 include an increase of $0.7 million due to changes in foreign exchange rates and $0.6 million of IPC management service fees as compared to the same period of 2010.

For the nine months ended September 30, 2011, SG&A costs increased $7.9 million over the comparable period of 2010.  SG&A expenses for the nine months ended September 30, 2011 include $2.4 million of increased salary and benefits costs, $1.8 million of IPC management service fees and $1.1 million of increased incentive compensation as compared to the same period of 2010.  SG&A expenses in the first nine months of 2011 also reflect an increase of $2.1 million due to changes in foreign exchange rates when compared to the first nine months of 2010.

Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to substantially complete these activities by December 31, 2011.  These exit activities impact approximately 150 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during 2011 to date and total expected restructuring costs associated with these activities by major type of cost:

As of September 30, 2011
	Three Months	Cumulative	Total Expected
	Ended	Restructuring	Restructuring
	September 30, 2011	Costs	Costs
Employee termination benefits	$ 1,302	$ 1,698	$ 3,550
Other restructuring costs	1,129	1,348	4,450
Total restructuring costs	$ 2,431	$ 3,046	$ 8,000

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The remaining payments for these exit activities are expected to be made primarily in the fourth quarter of 2011 with some continuing payments throughout 2012.

Interest, net

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Interest, net	$ 6,106	$ 4,995	22.2%	$ 18,459	$ 17,270	6.9%

Interest expense for the three months ended September 30, 2011 and 2010 was $6.1 million and $5.0 million.  The increase in interest expense reflects the effect of $73 million of incremental average debt in 2011 as compared to 2010 and a reduced effective interest rate of 9.0% in 2011 as compared to 10.1% in 2010.

Interest expense for the nine months ended September 30, 2011 and 2010 was $18.5 million and $17.3 million.  The increase in interest expense reflects the effect of $89 million of incremental average debt in 2011 as compared to 2010 and a reduced effective interest rate of 8.5% in 2011 as compared to 11.3% in 2010.

Income tax provision

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Income tax provision	$ 1,102	$ 2,373	(53.6%)	$ 6,488	$ 4,259	52.3%
% of income before tax	16.8%	33.0%		36.3%	30.5%

The effective tax rate for 2011 is estimated to approximate 37.3% for the year.  The effective tax rate exceeds the federal statutory rate primarily because foreign earnings are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by foreign tax credits due to the uncertainty of their utilization.  In the third quarter of 2011, these deemed dividends were largely offset by the release of valuation allowances. For the first nine months of 2010, the effective income tax rate was 30.5%.  The lower effective rate in 2010 of the Predecessor resulted from the use of net operating loss carryovers to offset U.S. pre-tax income.  The income taxes currently payable for 2011 are estimated to be 31% and are primarily related to foreign jurisdictions.

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied by the Company beginning in 2012.  ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

Goodwill

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), to permit an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  ASU 2011-08 is intended to simplify how an entity tests goodwill for impairment.  This standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted and will be applied by the Company beginning in the fourth quarter of 2011 as part of the Company's annual test for goodwill impairments.

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

The Company’s cash flows from continuing operations from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Successor	Predecessor
(Dollars in thousands)	Nine Months Ended
	September 30,
Net cash provided by (used in):	2011	2010

Operating activities	$ 3,158	$ 25,478
Investing activities	(13,085)	(6,249)
Financing activities	5,293	(23,291)
Effect of exchange rates	(146)	521
Cash provided by (used in):	$ (4,780)	$ (3,541)

Operating Activities

Operating activities for the first nine months of 2011 provided $3.2 million of cash compared to the $25.5 million during the same period in 2010. The change in operating assets and liabilities required $28.6 million of cash during the nine months ended September 30, 2011 compared to the $4.1 million in the nine months ended September 30, 2010. The changes in operating assets and liabilities, excluding foreign currency translation effects, included:

•     Inventory increases required $21.2 million and $10.1 million of cash for the first nine months of 2011 and 2010, respectively, as inventories were increased to satisfy increased customer demand and to provide safety stock of $2.0 million in connection with the exit from our New Hampshire manufacturing facility.

•     Prepaid expenses increased $3.7 million in the first nine months of 2011 as compared to flat activity in the same period in 2010.  The first nine months of 2011 reflect changes in U.S. dollar currency hedges by our Australian subsidiary.

•     Accounts payable increases provided $7.8 million and $18.1 million of cash in the first nine months of 2011 and 2010, respectively.  The first nine months of 2011 reflect increases in amounts payable to suppliers related to increased inventory purchases in support of the increase in customer demand.  The nine months ended September 30, 2010 reflects the beneficial impact of approximately $14.0 million of early payment of supplier invoices during the fourth quarter of 2009, which reduced the cash usage requirements for the nine months ended September 30, 2010.

•     Accrued liabilities increased $2.8 million in the first nine months of 2011 due to increases in U.S. dollar currency hedges and warranty reserves, partially offset by payments of prior year incentive compensation liabilities and acquisition-related accruals.  During the first nine months of 2010, accrued liabilities increased $11.0 million due primarily to increases in incentive compensation and customer rebates with minimal payments during the period for prior year liabilities.

Investing Activities

Investing activities used $13.1 million and $6.2 million of cash for the nine months ended September 30, 2011 and 2010, respectively, primarily for manufacturing equipment purchases.

Financing Activities

During the nine months ended September 30, 2011, the Company retired the $176.1 million of Senior Subordinated Notes outstanding and paid the related interest obligation of $8.7 million with the Trusteed Assets established in the December 2010 defeasance of the Notes. For the same period in 2010, the Company had net repayments of $23.4 million between the Working Capital Facility and Second Lien Facility.

With respect to the Working Capital Facility, $2.1 million of letters of credit were outstanding and the unused availability, net of these letters of credit, was $57.4 million at September 30, 2011.

In 2011, we anticipate capital expenditures will be $16 million to $18 million, including $10 million to $12 million to expand our manufacturing facilities in Hermosillo, Mexico and machining equipment in Denton, Texas. For the nine months ended September 30, 2011, we incurred $12.6 million in capital expenditures.

At September 30, 2011, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments. Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility, which was amended on December 3, 2010. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

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

Approximately one-half of our international sales are export sales from the United States which are primarily denominated in U.S. dollars. The balance of the international sales arises from sales conducted in foreign currencies primarily in Australia, Canada and Europe.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, Italy and Malaysia.  Our Australian operations execute 90 and 120 day forward purchase commitments for U.S. dollars to help provide stability in the cost of purchased materials and components which are payable in U.S. dollars. However, our financial results could be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency. We may also incur transaction gains or losses resulting from changes in foreign currency exchange rates primarily between our U.K. distribution operations and continental Europe.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates.  At September 30, 2011, $2.1 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 – “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.

Item 6.  Exhibits

~ 10.1	—

Executive Employment Agreement between the Company and Jeffrey S. Kulka, dated as of October 24, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on the Form 8-K dated October 24, 2011 and filed October 28, 2011.

*^ 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
*^ 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
*^ 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002. *
*^ 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*
*^ 101.INS XBRL	—	Instance Document
*^ 101.SCH XBRL	—	Taxonomy Extension Schema Document
*^ 101.CAL XBRL	—	Taxonomy Extension Calculation Linkbase Document
*^ 101.DEF XBRL	—	Taxonomy Extension Definition Linkbase Document
*^ 101.LAB XBRL	—	Taxonomy Extension Label Linkbase Document
*^ 101.PRE XBRL	—	Taxonomy Extension Presentation Linkbase Document

*		Denotes exhibit is filed with this Form 10-Q.
~		Denotes management contract or compensatory plan arrangements.
^

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMADYNE HOLDINGS CORPORATION

	By:	/s/ Jeffrey S. Kulka

Jeffrey S. Kulka Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2011