Form 10-K
period 2011-12-31
THERMADYNE HOLDINGS CORP /DE
filed 2012-03-30
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☑  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Zero.  The registrant is a privately held corporation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, outstanding at March 29, 2012.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the “Risk Factors” section of this Annual Report on Form 10-K:

a)       the impact of uncertain global economic conditions on our business and those of our customers;

b)       the cost and availability of raw materials;

c)       our ability to implement cost-reduction initiatives timely and successfully;

d)       operational and financial developments and restrictions affecting our international sales and operations;

e)       the impact of currency fluctuations, exchange controls, and devaluations;

f)        the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carryforwards;

g)       fluctuations in labor costs;

h)       consolidation within our customer base and the resulting increased concentration of our sales;

i)         actions taken by our competitors that affect our ability to retain our customers;

j)        the effectiveness of our cost-reduction initiatives in our continuous improvement program;

k)       our ability to meet customer needs by introducing new and enhanced products;

l)         our ability to adequately enforce or protect our intellectual property rights;

m)     the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments;

n)       disruptions in the credit markets;

o)       our relationships with our employees and our ability to retain and attract qualified personnel;

p)       the identification, completion and integration of strategic acquisitions;

q)       our ability to implement our business strategy;

r)        the impact of a material disruption of our operations on our ability to meet customer demand and on our capital expenditure requirements;

s)        liabilities arising from litigation, including product liability risks, and

t)        the costs of compliance with and liabilities arising under environmental laws and regulations.

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

PART I

Item 1. Business

Introduction

We are a leading global designer, manufacturer and supplier of a comprehensive suite of cutting and welding products used in various fabrication, construction and manufacturing operations around the world. Our products are used in a wide variety of applications, across industries, where steel is cut and welded, including steel fabrication, manufacturing of transportation and mining equipment, many types of construction, such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and shipbuilding.  We market our products under a widely recognized portfolio of brands, many of which are the leading brand in their industry, including Victor®, Tweco®, Thermal Dynamics®, Arcair®, Cigweld®, Thermal Arc®, Turbo Torch®, Firepower® and Stoody®. We sell our products primarily through over 3,300 industrial distributor accounts, including large industrial gas manufacturers, in over 50 countries.

On October 5, 2010, Thermadyne Technologies Holdings, Inc., formerly known as Razor Holdco Inc. (“Technologies”), and Razor Merger Sub Inc. (“Merger Sub”), affiliates of Irving Place Capital (“Irving Place Capital” or “IPC”), entered into an agreement and plan of merger with Thermadyne Holdings Corporation, a Delaware corporation (the “Merger Agreement”). On December 3, 2010, pursuant to the Merger Agreement, Merger Sub, a wholly owned subsidiary of Razor Holdco Inc., an affiliate of Irving Place Capital, merged with and into Thermadyne, with Thermadyne being the surviving corporation following the Merger (the “Merger”).  As used in this Report, the term “Successor” refers to the Company following the Merger and the term “Predecessor” refers to the Company prior to the Merger.  For a discussion of the basis of presentation of our financial information in this Annual Report on Form 10-K, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

As used in this Annual Report on Form 10-K, the terms “Thermadyne Holdings Corporation,” “Thermadyne,” “the Company,” “we,” “our,” or “us,” mean Thermadyne Holdings Corporation and its subsidiaries.

Our Industry

We believe that steel production is the leading indicator for market demand in the cutting and welding products industry. Over the past decade, many steel producers significantly increased capacity and production in large part to meet heavy demand increases from higher-growth economies, including those of China, Brazil and India. In 2011, global steel production reached 1.5 billion metric tons, representing a compound annual growth rate, or CAGR, of 6.0% over 2002 levels. The global economic turmoil of 2008 and 2009 caused a sharp contraction in steel demand during this period. According to the World Steel Association, there were year-over-year decreases in world steel production of 0.4% and 7.9% in 2008 and 2009, respectively. According to the World Steel Association, there were year-over-year decreases in world steel production, excluding China, of 3.3% and 20.5% in 2008 and 2009, respectively. However, during 2010 and 2011 there were a year-over-year increases in world steel production of 15.7% and 6.8%, respectively. Excluding China, there was a 20.1% year-over-year increase in steel production during 2010. According to research estimates, steel production is forecasted to grow at a CAGR of 4.6% between 2012 and 2016.

We estimate that the global cutting and welding industry is an approximately $14.5 billion market. The global cutting and welding industry consists of five distinct product categories: gas equipment, arc accessories, plasma cutting systems, filler metals and hardfacing alloys and welding equipment. We primarily target the gas equipment, arc accessories and plasma cutting systems product segments, which we believe account for approximately 8%, 7% and 5% of the global cutting and welding market, respectively. We also participate as a niche player in certain geographic areas in filler metals and hardfacing alloys, which we estimate constitutes approximately 57% of the market, and welding equipment, which comprises approximately 24% of the market. We believe that approximately 43% of the global market is located in the Asia-Pacific region, approximately 30% is located in the Americas and the remaining approximately 26% represents sales in Europe, the United Kingdom, the Middle East, Russia and Africa.

Our Company

We believe that our products have leading market shares in highly profitable niche segments of the cutting and welding market. We believe we have the #1 global market position for gas equipment, the #2 global market position for arc accessories and the #2 global market position for plasma equipment. In addition, we believe we have the #1 market position in the United States for hardfacing wires and electrodes and the #1 market position in Australia for all cutting and welding product lines.

During 2011, we generated approximately 84% of our net sales from products either consumed in the everyday cutting and welding process or from torches and related accessories, which are frequently replaced due to the high level of wear and tear experienced during use. These items generally have low prices and are not considered capital expenditures by our customers, providing us with a consistent recurring sales base. We also benefit from a well-balanced mix of sales by end-market and geography. In 2011, approximately 55% of our net sales came from the United States and approximately 45% came from international markets, including approximately 27% from the Asia Pacific region, primarily Australia and China.

For several years, our operating strategy has focused on a global continuous improvement process which we refer to as Total Cost Productivity (“TCP”), a company-wide program to lower costs and improve efficiency. TCP has been part of our operating philosophy since we introduced it in 2005 and continues to transform our business today, enabling us to reduce operating costs incrementally each year. Our recently launched TCP Phase III is expected to generate incremental cost savings and improve gross margins by 100 to 200 basis points upon completion when compared to gross margins for 2011. We expect to complete this TCP Phase III effort in 2013 and to incur approximately $3.2 million of capital expenditures and $3.3 million of additional expenses in order to achieve these cost savings.

Our Products

We have five major product categories: gas equipment, arc accessories, plasma cutting systems, filler metals and hardfacing alloys and welding equipment. Our diverse product base ensures that we are not dependent on any one category within the cutting and welding industry.

Gas Equipment (Approximately 35% of 2011 net sales). Our gas equipment products include regulators, torches, tips and nozzles, manifolds, flow meters and flashback arrestors that are sold under the Victor, Cigweld and Turbo Torch brand names. We believe Victor  is the most-recognized brand name in the gas equipment market and is viewed as an innovation and quality leader. Strong recognition of the Victor  brand drives customer loyalty and repeat product purchases. The typical price range of these products is approximately $40 to $400. Gas equipment products regulate and control the flow of gases to the cutting/welding torch. The design of gas equipment varies among manufacturers leading to a strong preference for “product styles.” Gas equipment products are used frequently in harsh environments, which necessitates a high rate of replacement as well as a high quality product. The advantage of gas equipment over other types of cutting equipment is that it does not require an external electrical power supply to operate, thereby providing the user with a versatile and portable source for heating and cutting in both workshop and outdoor locations. Based on our 2010 net sales, we believe we are the largest manufacturer and supplier of gas equipment products globally.

Arc Accessories (Approximately 18% of 2011 net sales). Our arc accessories include manual and robotic semiautomatic welding guns and related consumables, ground clamps, electrode holders, cable connectors and assemblies that are sold under the Tweco  and Arcair  brand names. Our arc welding guns typically range in price from approximately $90 to $400. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs. Customers tend to select arc accessories based on a preference for a certain look and feel that develops as a result of repeated usage over an extended period of time. This preference drives brand loyalty which, in turn, drives recurring sales of arc accessory products. Based on our 2010 net sales, we believe we are among the largest manufacturers and suppliers of arc welding accessory products in the United States.

Plasma Cutting Systems (Approximately 17% of 2011 net sales). Our plasma cutting products include power supplies, torches and related consumable parts that are sold under the Thermal Dynamics brand name. On average, manual and automated plasma torches sell for approximately $350 and $1,000, respectively, while manual and automated power supplies sell for approximately $1,800 and $25,000, respectively. Both our manual and automated plasma systems utilize patented consumable parts, which provides for significant ongoing revenue. For example, we expect that a $20,000 to $30,000 automated system will generate approximately $7,500 in parts sales per year.

Plasma cutting is a process whereby electricity from a power source and gas delivered through a plasma torch are used to cut steel and other metals. Plasma cutting is used in the fabrication, construction and repair of both steel and nonferrous metal products, including automobiles and related assemblies, manufactured appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Our high technology products associated with automated cutting have gained market share, and we expect these share gains to continue as we introduce innovative new products. Based on our 2010 net sales, we believe we are among the largest suppliers of plasma power supplies, torches and related consumable parts globally.

Filler Metals and Hardfacing Alloys (Approximately 20% of 2011 net sales). Our filler metals and hardfacing alloys include structural wires, hardfacing wires and electrodes that are sold under the Cigweld  and Stoody  brand names. Our filler metals and hardfacing alloys typically range in price from approximately $0.90 to $30.00 per pound. There are three basic types of filler metals and hardfacing alloys: stick electrodes, solid wire and flux cored wire. We believe that the filler metal and hardfacing alloys market is mature and that products sold in this product segment generally generate lower profit margins than products sold in the gas equipment, arc accessories and plasma equipment markets. Filler metals are used to join metals during electric arc welding or brazing processes. Hardfacing alloys are welding consumables applied to impart wear and corrosion resistance by applying a protective coating either during the manufacturing or construction process or as maintenance to extend the life of an existing metal surface, such as a bulldozer blade. Based on our 2010 net sales, we believe our Stoody brand has the #1 market position for hardfacing alloys in the United States while our Cigweld brand has a leading market position for filler metals in Australia.

Welding Equipment (Approximately 10% of 2011 net sales). We offer a wide range of welding equipment, including electric power sources, wire feeders, engine drives and plasma welding equipment. These products are sold under the Thermal Arc and Cigweld  brand names and use Tweco  accessories and Victor  regulators. Our inverter and transformer-based electric arc power supplies typically range in price from approximately $100 to $5,000. Our plasma welding and engine-driven power supplies typically range in price from approximately $5,000 to $10,000 and from approximately $1,200 to $10,000, respectively. The traditional arc welding process uses a welding power supply to deliver an electric arc through a welding torch, gun or electrode holder that melts filler metals to the parent material to form a weld. Based on our 2010 net sales, we believe our Cigweld  brand has a leading market position for welding equipment in Australia, and we intend to continue to leverage our global distribution network to gain market share in the United States, Canada, Europe and Asia.

Business Strengths

Well-Established Brand Names. We believe our market leading portfolio includes some of the most globally recognized and well-established brands in the cutting and welding industry. Many of our brands have a long history dating back several decades. Victor  is a leading brand of gas cutting and welding torches and gas regulation equipment established in 1913. The Tweco  brand arc accessories are well-known for technical innovation, reliability and excellent product performance over their 70-year history. As one of the original two plasma brands, Thermal Dynamics has been synonymous with plasma cutting since systems of this type were first developed in 1957. Cigweld, which began in 1922, is the leading brand of cutting and welding equipment in Australia. Stoody, the leading brand of hardfacing wires and electrodes in the United States, was established in 1921. We believe our well-established brand names and reputation for product quality have fostered strong brand loyalty among our customers, which generates repeat business and improves our ability to win new business as well as expand market share.

Market Leader in Niche Product Segments. We actively target niche segments for gas equipment, arc accessories and plasma equipment, which represent an estimated $2.8 billion market, because there are fewer competitors and we generate higher margins within these segments versus the remaining segments of the broader cutting and welding industry. In 2011, we generated approximately 71% of our net sales from these three segments. Based on our 2010 net sales, we believe we have the #1 market position for gas equipment in the United States with an approximately 37% market share; the #1 market position for all cutting and welding equipment in Australia with an approximately 35% market share; the #1 market position for hardfacing wires and electrodes in the United States with an approximately 19% market share; the #2 market position for arc accessories in the United States with an approximately 30% market share; and the #2 market position for plasma equipment in the United States with an approximately 25% market share. We have maintained our leading positions as a result of our emphasis on leading brand names, technology advancements and strong relationships with distributors.

Strong, Long-Standing Distributor Relationships. We maintain relationships with an extensive network of over 3,300 industrial distributor accounts in over 50 countries. Our diverse distributor base includes large industrial gas companies and independent welding distributors that provide us with access to a broad group of potential end-users. Our relationships with our top ten distributors average over 20 years. Our largest distributor accounted for approximately 12% of net sales in 2011. The long-standing relationships forged with our distributors are in part due to the technical expertise and industry knowledge of our sales force. Additionally, because we are a leading supplier within our niche product segments, we can provide extensive coverage and responsiveness to our distributors. Recent investments to upgrade our warehouse systems together with the ability to offer customers a “one order, one invoice, one delivery” service for all their product needs have further enhanced customer relationships. We believe our distributors also appreciate the strength of our brands, the breadth of our product offerings and our products’ reputation for quality, reliability and performance.

High Recurring Revenue Business Model. In 2011, we generated approximately 84% of our revenue from products that are parts consumed in the cutting and welding process and torches and related accessories with a high frequency of replacement due to the intensity of their usage. These non-discretionary items include filler metals, tips, regulators and torches, among others. These items generally have low prices and are not considered capital expenditures by our customers. When evaluating replacement products for worn out or broken equipment, many end-users choose replacement equipment of the same brand, even if competing products offer modest price advantages. We believe that strong brand recognition further strengthens our recurring revenue base.

Diversified Revenue Base. Our revenue base is diversified among various geographies, end-markets and products. We sell across all significant geographic regions through our global network of facilities, with approximately 45% of 2011 net sales generated outside the United States. We are also diversified across a wide range of end-markets, including energy, infrastructure, manufacturing, natural resources and transportation. We service these end-markets around the world with a broad array of products for cutting and welding applications.

Significant Operating Leverage Driven by Cost Rationalization Programs. We introduced our TCP program in 2005 to lower costs and improve efficiency. The program has since become a key component of our operating philosophy and resulted in incremental cost savings averaging $16.7 million annually from 2007 to 2009, with another $10.6 million of additional savings in 2010 and savings of approximately $9.4 million in 2011. Through our TCP program, we have implemented new machinery and processes across our manufacturing operations, improved machine utilization, reduced labor costs and rationalized our manufacturing operations, including through the relocation of certain manufacturing operations to lower cost facilities in Denton, Texas, Hermosillo, Mexico and Ningbo, China. We have expanded our sourcing of components and finished goods from lower cost countries such as China. We have implemented an automated warehouse inventory system, thereby reducing labor costs and improving delivery timeliness and accuracy. We have also integrated all functions, including sourcing, manufacturing, supply chain logistics and inventory management, to be centralized within each country in which we operate. With all functions in a given country channeled through a central organization, we can provide our distributors a “one order, one invoice, one delivery” solution and enhanced customer service. Our recently launched TCP Phase III effort is expected to be completed in 2013 and involves further plant rationalizations at North American facilities to drive productivity as well as supply chain improvements.

Global, Low-Cost Operating Footprint. Our manufacturing facilities are located in the United States, Mexico, China, Malaysia, Australia and Italy. In addition, we maintain warehouses and sales offices in nine countries. As such, our strategically located footprint allows us to perform operations efficiently with a competitive cost structure.

Experienced and Proven Management Team. Our senior management team is comprised of seasoned professionals with an average of over 20 years of relevant experience. The team has extensive operational and industry experience globally, including in emerging markets. Over the last five years, management has realigned business units, divested non-strategic underperforming businesses, centralized product line and sales and marketing teams, created a customer-focused organization, expanded internationally and optimized operations. Member of the team responded aggressively and decisively to the 2008 financial crisis by managing our cost structure, resulting in margin improvement, debt reduction and strong positioning for further growth.

Business Strategy

Diversify Our Business Into New Channels and Markets. We intend to increase our market leading positions in gas equipment, arc accessories and plasma equipment by focusing on leveraging our leading brands and pursuing best-in-class customer service initiatives. We continue to focus on growing our presence in international markets. We have steadily increased international net sales from 38% in 2005 to 45% in 2011. Emerging markets, including the Asia-Pacific region and Latin America, present us with an attractive expansion opportunity, as those markets shift from manual cutting and traditional welding processes to more advanced semi-automated and fully automated processes. We intend to leverage our existing global footprint, including our broad distribution network, to facilitate growth in developed and emerging markets.

Focus on Continuous New Product Development. With approximately 11% in 2011 net sales generated from new products introduced since 2007, we continue to introduce enhanced and innovative products to increase our leading market shares. We believe we maintain a technological advantage over the competition through continuous product development, supported by an engineering organization of approximately 100 people. Furthermore, we believe that our innovative products will continue to develop higher brand awareness for our product offerings. We also continue to focus on integrating our global platform to ensure efficient sourcing and production in order to further minimize costs.

Continue to Implement Productivity and Cost Reduction Programs. We continue to utilize the principles of TCP to reduce costs while enhancing our ability to react quickly to changes in market conditions. Our recently launched TCP Phase III effort involves plant rationalization processes at North American facilities to drive productivity as well as supply chain improvements. In addition, we believe this realignment of our processes accompanied with more efficient production machinery has been effective in reducing inventory levels while improving customer response times and service levels. Furthermore, through our relationship with Irving Place Capital, we are eligible to participate in IPC’s Strategic Services program, which provides cost savings opportunities to IPC portfolio companies through group purchasing contracts and specialized adoption of best practices in purchasing of raw materials, products and services.

Selectively Pursue Strategic Acquisitions. We plan to evaluate and selectively pursue strategic acquisition opportunities in the cutting and welding industry that have the potential to complement our existing product lines or allow us to leverage our existing platform to enter new markets. We also plan to take a disciplined acquisition approach that strengthens our product portfolio, enhances our industry leadership, leverages fixed costs, expands our global footprint and creates value in products and markets that we know and understand.

Customers

We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc. and Praxair, Inc., as well as a large number of other independent cutting and welding distributors, wholesalers and dealers. For the year ended December 31, 2011, our sales to distributors in the United States represented 55% of our sales. Our largest distributor, Airgas, Inc., accounted for approximately 12% of net sales in 2011 and 11% of net sales in 2010 and 2009, respectively.  Furthermore, our top five distributors represented 29%, 27% and 27% of our net sales in 2011, 2010 and 2009, respectively.

We manage our operations by geographic location and by product category. We have concluded that we have only one reportable segment. See Note 18—Segment Information to the audited consolidated financial statements.

We sell our products primarily through our 3,300 industrial distributor accounts, including large industrial gas manufacturers. We maintain relationships with these distributors through our sales force. We distribute our products internationally through our sales force, independent distributors and wholesalers.

International Business

We had international sales of  $217.6 million, $192.5 million and $154.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, which represented approximately 45%, 46% and 44%, respectively, of our net sales in each such period. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” Approximately 15% of our international sales for the year ended December 31, 2011 were sales of products manufactured at our U.S. facilities and exported to foreign customers, which were primarily denominated in U.S. dollars. Our remaining international sales consisted of products manufactured at our international manufacturing facilities and sold by our foreign subsidiaries.

Sales and Marketing

The sales and marketing organization oversees all sales and marketing activities, including strategic product pricing, promotion, and marketing communications. It is the responsibility of sales and marketing to profitably grow our sales, market share and margins in each region. The organization pursues these objectives through new product introductions, programs and promotions, price management and the implementation of distribution strategies to penetrate new markets.

Sales and marketing is organized into three regions: Americas, Asia Pacific and Europe/Rest of World (“RoW”). The Americas is comprised of the United States, Canada, Mexico and Latin and South America; Asia Pacific includes South Pacific (Australia and New Zealand) and South and North Asia. Europe/RoW is comprised of the United Kingdom, Europe, the Middle East, Russia and Africa. In 2011, the Americas comprised approximately 65% of our net sales; Asia Pacific comprised approximately 27%; and Europe/RoW comprised approximately 8%. All product lines are sold throughout these regions although there is some variance in the mix among the regions.

The sales and marketing organization consists of sales, marketing, technical support and customer care in each region. Sales and marketing manages our relationships with our customers and channel partners who include distributors, wholesalers and retail customers. They provide feedback from the customers on product and service needs of the end-user customers, take our product lines to market, and provide technical and after sales service support. A national accounts team manages our largest accounts globally.

Raw Materials

Our principal raw materials, which include copper, brass, steel and plastic, are widely available and need not be specially manufactured for our use. Certain of the raw materials used in the hardfacing alloy products, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions that could affect pricing and disrupt supply. Although we have historically been able to obtain adequate supplies of these materials at acceptable prices, restrictions in supply or significant increases in the prices of copper and other raw materials could adversely affect our business. The price of copper and steel fluctuate widely. For example, as of December 2009, the cost of copper and steel was $3.19 per pound and $0.32 per pound, respectively, but increased to $4.17 per pound and $0.38 per pound, respectively, in December 2010. The cost of copper and steel stood at $3.67 per pound and $0.42 per pound, respectively, in December 2011. During 2008 and 2007, we experienced significantly higher than historical average inflation on materials such as copper, steel, and brass which detrimentally impacted our gross margins. For 2009, the cost of these materials fluctuated significantly in the marketplace with minimal impact on our gross margins, as the cost of previously purchased amounts and purchase commitments were reflected in the cost of goods sold.

Material costs, particularly copper and brass, declined early in 2010 and increased during the remainder of 2010 to levels approaching the higher prices experienced in the summer of 2008 prior to the precipitous collapse in the fourth quarter of 2008. We also purchase certain manufactured products that we either use in our manufacturing processes or resell. These products include electronic components, circuit boards, semiconductors, motors, engines, pressure gauges, springs, switches, lenses, forgings, filler metals and chemicals. Some of these products are purchased from international sources and thus our cost can be affected by foreign currency fluctuations. We believe our sources of such products are adequate to meet foreseeable demand at acceptable prices.

Research, Development and Technical Support

We have development and sustaining engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer needs. The sustaining engineering group provides technical support to the operations and sales groups for established products. As of December 31, 2011, we employed approximately 100 people in our development and sustaining engineering groups, split among engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries, benefits for engineering personnel and project expenses, with $4.2 million of expenditures in 2011 related to research for new product development.

Competition

We believe we have three types of competitors: (1) three full-line welding equipment and filler metal manufacturers (Lincoln Electric Company, ESAB, a subsidiary of the Colfax Corp., and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single-line brand-specific competitors; and (3) a number of low-priced small niche competitors. Our large competitors offer a wide portfolio of product lines with an emphasis on filler metals and welding power supplies and lines of niche products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers’ discretionary purchases. International competitors have been less effective in penetrating the U.S. domestic markets due to product specifications, lack of brand recognition and their relative inability to access the welding distribution market channel.

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

Employees

As of December 31, 2011, we employed approximately 2,000 people, approximately 500 of whom were engaged in sales, marketing and administrative activities, and approximately 1,500 of whom were engaged in manufacturing or other operating activities. During 2009, we reduced our workforce in response to the decline in global economic conditions. By contrast, at December 31, 2008 our workforce was approximately 2,500 people, 500 of whom were engaged in sales, marketing and administrative activities, and 2,000 of whom were engaged in manufacturing or other operating activities. None of our U.S. workforce is represented by labor unions, while most of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

Patents, Licenses and Trademarks

Our products are sold under a variety of trademarks and trade names. We own trademark registrations or have filed trademark applications for all of our trade names that we believe are material to the operation of our businesses. We also have approximately 250 issued patents and over 100 pending patents and from time to time we acquire licenses from owners of patents to apply such patents to our operations. We do not believe any single patent or license is material to the operation of our businesses taken as a whole.

Available  Information

Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site (www.thermadyne.com) as soon as reasonably practicable after we electronically file the materials with or furnish them to the Securities and Exchange Commission.

Item 1A.  Risk Factors

You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to Our Business

Our business is cyclical and is affected by global economic conditions, particularly those affecting steel-related construction and fabrication activities, as well as other factors that are outside of our control, any of which may have a material adverse effect on our business, results of operations and financial condition.

The success of our business is directly affected by general economic conditions and other factors beyond our control. The end users of our products are engaged in commercial construction, oil and gas industry related construction and maintenance, general manufacturing and steel shipbuilding. The demand for our products, and therefore the results of our operations, are related to the level of production in these end-user industries. Specifically, our sales volumes are closely tied to the levels of steel related construction and fabrication activities. Steel production and shipments declined precipitously in late 2008 and into early 2009. In the fourth quarter of 2008, global economic conditions, particularly in the United States, began to deteriorate and severely deteriorated throughout much of 2009. In the United States, steel production declined 36.3% during 2009 from 2008 levels according to the World Steel Association, and global steel production excluding China declined 20.5%. Our net sales were adversely impacted by such conditions. Our business has been and continues to be adversely impacted by such conditions. According to the World Steel Association, world steel production grew by 15.7% in 2010 compared to 2009 and by 6.8% in 2011 compared to 2010, and demand for our products has varied during this period. The duration and extent of any reduced demand, along with further potential declines in demand for our products, is uncertain. We believe the volatility in these global economic factors could have further adverse impacts on our operating results and financial condition.

In addition, during 2011, Europe experienced economic difficulties and the economic conditions continue to be negatively affected by the European sovereign debt crisis. If economic or credit market conditions worsen, the global economic recovery slows further, the economic downturn in Europe expands beyond Europe or we are unable to successfully anticipate and respond to changing economic and credit market conditions, our business, financial condition and results of operations could be materially and adversely affected.

Our future operating results may be adversely affected by fluctuations in the prices and availability of raw materials.

We purchase a large amount of commodity raw materials, particularly copper, brass and steel. At times, pricing and supply can be volatile due to a number of factors beyond our control, including global demand, general economic and political conditions, mine closures and labor unrest in various countries, activities in the financial commodity markets, labor costs, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. For example, as of December 2009, the cost of copper and steel was $3.19 per pound and $0.32 per pound, respectively, but increased to $4.17 per pound and $0.38 per pound, respectively, in December 2010. The cost of copper and steel stood at $3.67 per pound and $0.42 per pound, respectively, in December 2011. An environment of volatile raw material prices, competitive conditions and declining economic conditions can adversely affect our profitability if we fail to, or are unable to, adjust our sales prices appropriately to recover the change in the costs of materials.

The timing of and the extent to which we will realize changes in material costs and the impact on our profits are uncertain. We typically enter into fixed-price purchase commitments with respect to a portion of our material purchases for purchase volumes of three to six months. To the extent that our arrangements to lock in supplier costs do not adequately keep in check cost increases and we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Certain of the raw materials used in our hardfacing alloy products, such as cobalt and chromium, are available primarily from sources outside the United States. Restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain of our customers rely heavily on raw materials, and fluctuations in prices of raw materials for these customers could negatively affect their operations and orders for our products and, as a result, our financial performance. Dramatic declines in global economic conditions may also create hardships for our suppliers and potentially disrupt their supply of raw materials to us.

We may not be able to implement our cost-reduction initiatives on the anticipated timetable or successfully, which may adversely affect us.

We have undertaken and will continue to undertake cost-reduction initiatives in response to global competitive conditions. These include our ongoing continuous improvement initiatives, redesigning products and manufacturing processes, re-evaluating the location of certain manufacturing operations and the sourcing of vendor purchased components. There can be no assurance that these initiatives will provide the anticipated cost savings from such activities or that we will realize such cost savings on the anticipated timetable. The failure of our cost-reduction efforts to yield sufficient cost reductions or delay in realization may have an adverse effect on our business.

Our international sales and operations face special risks.

Approximately 45% of our consolidated net sales for 2011 were derived from outside of the United States. We have international operations located in Australia, Canada, China, England, Italy, Malaysia and Mexico. International sales and operations are subject to a number of special risks, including:

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

• terrorist activities and the U.S. and international response thereto;

• restrictions on the transfer of funds into or out of a country;

• export duties and quotas;

• differences in the availability and terms of financing;

• violations by non-US contractors of labor and wage standards and resulting adverse publicity;

• violations of the Foreign Corrupt Practices Act, economic sanctions regimes (including those administered by the Office of Foreign Asset Control of the Department of the U.S. Treasury) and other international laws and regulations; and

• political instability and unrest.

Our products are used in metal fabrication operations to cut and join metal parts. Certain metal fabrication operations, as well as manufacturing operations generally, are moving from the United States to international locations where labor costs are lower. Selling products into international markets and maintaining and expanding international operations require significant coordination, capital and resources. If we fail to adequately address these developments, we may be unable to grow or maintain our sales and profitability. Also, in some foreign jurisdictions, we may be subject to laws that limit the right and ability of entities organized or operating in those jurisdictions to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our financial condition. We initiated a comprehensive review of our compliance with foreign and U.S. duties requirements in light of the assessments of duties by a foreign jurisdiction in the third quarter of 2009. While the ultimate resolution of the compliance review did not have a material effect on our business or financial condition, we cannot assure that future assessments will not adversely affect our business or financial condition.

We are subject to currency fluctuations and face risks arising from the imposition of exchange controls and currency devaluations.

We sell our products to distributors located in over 50 countries. During the years ended December 31, 2011, 2010 and 2009, approximately 45%, 46% and 44%, respectively, of our consolidated net sales were derived from markets outside the United States. Strengthening of the U.S. dollar exchange rate against other currencies increases the cost of our products to foreign purchasers and may adversely affect our sales.

For our operations conducted in foreign countries, transactions are typically denominated in various foreign currencies. The costs of our operations in these foreign locations are also denominated in those local currencies. Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our reported financial results. In addition, some sale transactions pose foreign currency exchange settlement risks. For 2011 and 2010, the Australian dollar represented approximately 20% and 21%, respectively, of our total net sales and approximately 45% and 46%, respectively, of our international net sales. Our Australian operations typically maintain 60 to 90 day forward purchase commitments for U.S. dollars to reduce the risk of an adverse currency exchange movement in connection with U.S. denominated materials purchases.  Currency fluctuations have affected our reported financial performance in the past and will affect our reported financial performance in the future.

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

Our ability to use net operating loss carryforwards could be limited in the future.

As of December 31, 2011, we had net operating loss carryforwards of approximately $135.4 million from the years 2001 through 2010 available to offset future federal taxable income. Similarly, we had net operating loss carryforwards to offset state taxable income in varying amounts. Our federal net operating loss carryforwards will expire between the years 2020 and 2030. As a result of changes in our stock ownership in 2010, we estimate that the use of our federal net operating loss carryforwards will be limited to $17.7 million per year with unused limitation amounts available for use in subsequent years. In addition, this limitation is increased by any gains realized that were inherent on assets owned at the time of the Merger and related transactions.  However, future change of control transactions or other transactions could further limit our use of net operating loss carryforwards. There is also no assurance that the Internal Revenue Service (“IRS”) or other taxing authorities will not challenge our determination of net operating loss carryforwards and limit them. Limitations on our ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of our net operating loss carryforwards by requiring us to pay federal and state income taxes earlier than we otherwise would be required, and causing part of our net operating loss carryforwards to expire without our having fully utilized them. An ownership change could also limit our use of other credits, such as foreign tax credits, in future years. These various limitations resulting from an ownership change could have a material adverse effect on our cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by an ownership change, which will depend on various factors.

Fluctuations in labor costs may adversely affect our business and our profitability

Labor costs can be volatile due to a number of factors beyond our control, including inflation, general economic and political conditions and labor unrest in various countries. This volatility can significantly affect our labor costs. Continuing increases in inflation and material increases in the cost of labor would diminish our competitive advantage and, unless we are able pass on these increased labor costs to our customers by increasing prices, our profitability and results of operations could be materially and adversely affected.

We rely in large part on independent distributors for sales of our products and the continued consolidation of distributors, loss of key distributors or the increased purchases by our distributors from our competitors could materially harm our business.

We depend on more than 3,300 independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at their branch locations and the prices at which they are sold, which impacts how accessible our products are to end users of our products. Almost all of the distributors with whom we do business offer competing products and services to end users. There is a trend toward consolidation of these distributors, which has been escalating in recent years. Our largest distributor — Airgas, Inc. — accounted for 12% of our net sales in 2011 and 11% of our net sales in 2010 and 2009. Recent economic events or future similar events could undermine the economic viability of some of our distributors. These events could also cause our competitors to introduce new economic inducements and pricing arrangements that may cause our distributors to increase purchases from our competitors and reduce purchases from us. The continued consolidation of these distributors, the loss of certain key distributors or an increase in the distributors’ purchase of our competitors’ products for sale to end users could adversely affect our results of operations.

Our business is highly competitive, and increased competition could reduce our sales, earnings or profitability.

We offer products in highly competitive markets. We compete on the performance, functionality, price, brand recognition, customer service and support and availability of our products. We compete with companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our net sales or net earnings or adversely affect our profitability.

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

If we cannot adequately enforce or protect our intellectual property rights, our competitive position will suffer, and we may incur significant additional costs in defending our use of intellectual property rights.

We own a number of patents, trademarks and licenses related to our products and rights under patents owned by others. While no single patent, trademark or license is material to the operation of our business as a whole, our ability to enforce our intellectual property rights in the United States and in foreign countries is critical to our competitive position and our ability to continue to bring new and enhanced products to the marketplace. We rely upon patent, trademark and trade secret laws in the United States and similar laws in foreign countries, as well as agreements with our employees, customers, suppliers and other third parties, to establish and maintain our intellectual property rights. Third parties may challenge, infringe upon or otherwise circumvent our intellectual property rights, which could adversely impact our competitive position. Further, the enforceability of our intellectual property rights in various foreign countries is uncertain. Accordingly, in certain countries, we may be unable to protect our intellectual property rights against unauthorized third-party copying or use, which could harm our competitive position.

Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Defending those claims and contesting the validity of third parties’ asserted intellectual property rights can be time consuming and costly. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products.

We are subject to risks caused by changes in interest rates.

Changes in benchmark interest rates (e.g., the London Interbank Offered Rate (“LIBOR”)) will impact the interest cost associated with our variable interest rate debt. Our variable rate debt includes the borrowings under the Working Capital Facility. Changes in interest rates would affect our cost of future borrowings and increase our interest expense. Significant increases in interest rates would adversely affect our financial condition and results of operations.

We are subject to risks caused by disruptions in the credit markets.

The Working Capital Facility is provided under an agreement with General Electric Capital Corporation, which will mature in 2015. Our operations are funded through daily borrowings and repayments from and to our lender under the Working Capital Facility. Our ability to access this facility will be affected by the amount and value of our assets which are used to determine the borrowing base under the facility. The temporary or permanent loss of the use of the Working Capital Facility or the inability to replace this facility when it expires would have a material adverse effect on our business and results of  operations.

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

Currently, in our U.S. operations (where none of our employees are represented by a labor union) and in our foreign operations (where the majority of our employees are represented by labor unions), we have maintained a positive working environment. Although we focus on maintaining a productive relationship with our employees, we cannot ensure that unions, particularly in the United States, will not attempt to organize our employees or that we will not be subject to work stoppages, strikes or other types of conflicts with our employees or organized labor in the future. Any such event could have a material adverse effect on our ability to operate our business and serve our customers and could materially impair our relationships with key customers and suppliers, which could damage our business, results of operations and financial condition.

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

If we are unable to successfully identify and integrate acquisitions, our results of operations could be adversely affected.

As part of our growth strategy, we may seek to identify and complete acquisitions that meet our strategic and financial return criteria. However, there can be no assurance that we will be able to locate suitable candidates or acquire them on acceptable terms or, because of limitations imposed by the agreements governing our indebtedness, including the Indenture and the credit agreement governing the Working Capital Facility, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results.

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including diversifying our business into new channels and markets, focusing on new product development, implementing productivity and cost reduction programs and pursuing strategic acquisitions. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

A material disruption at any of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

If operations at our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. We maintain property damage insurance which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance.

Liabilities relating to litigation alleging manganese induced illness could reduce our profitability and impair our financial condition.

We are a defendant in many cases alleging manganese induced illness. Manganese is an essential element of steel and contained in all welding filler metals. We are one of a large number of defendants in lawsuits filed in the United States. The claimants allege that exposure to manganese contained in the welding filler metals caused them to develop adverse neurological conditions, including a condition known as manganism. The aggregate long-term impact of the manganese loss contingencies on operating cash flows and financial condition is difficult to assess, particularly because claims are in many different stages of development. While we have contested and intend to continue to contest these lawsuits vigorously, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese, including the possibility that our litigation experience changes, the number of claims against us increases or the state of the science changes. An adverse change from our litigation experience to date could materially diminish our profitability and impair our financial condition.

Our products involve risks of personal injury and property damage, which expose us to potential liability.

Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance for loss (excluding attorneys’ fees and expenses) through a combination of self-insurance retentions and excess insurance coverage. We are not insured against punitive damage awards, and we are not currently insured for liability from manganese-induced illness. We monitor claims and potential claims of which we become aware and establish reserves for the self- insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results of operations and financial condition. Moreover, despite any insurance coverage, any accident or incident involving our products could negatively affect our reputation among customers, suppliers, lenders, investors and the public. This may make it more difficult for us to operate our business and compete effectively.

We are subject to various environmental laws and regulations and may incur costs that have a material adverse effect on our financial condition as a result of violations of or liabilities under environmental laws and regulations.

Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the generation, handling, storage, use, management, transportation and disposal of, or exposure to, hazardous materials resulting from the manufacturing process and employee health and safety. Permits are required for our operations and these permits are subject to renewal, modification and, in certain circumstances, revocation. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. Environmental, health and safety laws and regulations, and the interpretation and enforcement thereof are subject to change and have tended to become stricter over time. While we are not currently aware of any outstanding material claims or obligations, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits required at our facilities.

Contaminants have been detected at some of our present and former sites. In the past, we have been named as a potentially responsible party at certain Superfund sites to which we may have sent hazardous waste materials. While we are not currently aware of any contaminated or Superfund sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, the ultimate costs under environmental laws and the timing of these costs are difficult to predict. Liability under some environmental laws relating to contaminated sites, including the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, can be imposed retroactively and without regard to fault. Further, one responsible party could be held liable for all costs at a site. Thus, we may incur material liabilities related to the investigation and remediation of contaminated sites under existing environmental laws and regulations or environmental laws and regulations that may be adopted in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate manufacturing facilities in the United States, Italy, Malaysia, Australia, China and Mexico and lease distribution facilities in the United States, England and Canada. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.

We lease a 19,500 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as some of our centralized services.

The following table describes the location and general character of our principal properties of our continuing operations as of December 31, 2011:

Location of Facility	Building Space (sq. ft)	Number of Buildings
Denton, Texas............................................	235,420	4 buildings (office, manufacturing, storage, sales training)
Bowling Green, Kentucky.............................	188,108	1 building (office, manufacturing, warehouse)
Roanoke, Texas..........................................	177,000	1 building (manufacturing, warehouse)
West Lebanon, New Hampshire(1).................	157,470	5 buildings (office, manufacturing, sales training)
Chino, California(2).....................................	31,800	1 building (warehouse)
Hermosillo, Sonora, Mexico..........................	222,600	1 building (office, manufacturing)
Oakville, Ontario, Canada.............................	43,680	1 building (office, warehouse)
Melbourne, Australia..................................	273,425	2 buildings (office, manufacturing, warehouse)
Ningbo, China...........................................	114,716	2 buildings (office, manufacturing, warehouse)
Rawang, Malaysia......................................	59,320	1 building (office, warehouse)
Milan, Italy...............................................	32,000	3 buildings (office, manufacturing, warehouse)

(1)   In connection with our relocation of manufacturing operations formerly located at our West Lebanon facility, we exercised our option under the lease agreement to reduce the leased space at the facility to approximately 51,520 square feet, effective December 1, 2012.

(2)   Effective February 29, 2012, we closed this facility and consolidated our regional distribution in our Roanoke facility.

 All of the above facilities are leased, except for the manufacturing facilities located in Australia, which facilities are owned. We also have additional assembly and warehouse facilities in the United Kingdom, Australia and Indonesia, and a sales office in Brazil.

Item 3. Legal Proceedings

Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the generation, handling, storage, use, management, transportation and disposal of, or exposure to, hazardous materials and employee health and safety. We are currently not aware of any citations or claims filed against us by any local, state, federal and foreign governmental agencies, which would be reasonably likely to have a material adverse effect on our financial condition or results of operations.

As an owner or operator of real property, we may be required to incur costs relating to the investigation and remediation of contamination at properties, including properties at which we dispose waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. We are aware of environmental conditions at certain properties which we now own or lease or previously owned or leased, which are undergoing remediation; however, we do not believe the cost of such remediation would be reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, provide for liability without regard to fault for investigation and remediation of spills or other releases of hazardous materials. Under such laws, liability for the entire cleanup can be imposed upon any of a number of responsible parties. Such laws may apply to conditions at properties presently or formerly owned or operated by us or our subsidiaries or by their predecessors or previously owned or operated by unaffiliated business entities. We have in the past and may in the future be named a potentially responsible party at off-site disposal sites to which we have sent waste. We do not believe the ultimate cost relating to such properties or sites will be reasonably likely to have a material adverse effect on our financial condition or results of operations.

In October 2010, two identical purported class action lawsuits were filed in connection with the Acquisition against us, our directors, and Irving Place Capital. On November 25, 2010, we, our directors and Irving Place Capital entered into a memorandum of understanding with the plaintiffs regarding the settlement of these actions. On June 30, 2011, the Circuit Court of St. Louis County, Missouri (the “Circuit Court”) issued an order approving the settlement and resolving and releasing all claims in all actions that were or could have been brought. The Circuit Court further awarded attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $399,000, which we paid in July 2011 and 85% of which was reimbursed to us by our insurance carrier in October 2011.

As of December 31, 2011, we were a co-defendant in 96 cases alleging manganese–induced illness. Manganese is an essential element of steel and is contained in all welding filler metals. We are one of a large number of defendants. The claimants allege that exposure to manganese contained in the welding filler metals caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of these cases had been filed in, or transferred to, federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. As of December 31, 2011, that number had been reduced to 14 cases. We have been dismissed from numerous cases with similar allegations. In cases where the alleged exposure to fumes from Stoody welding filler metals occurred prior to June 30, 1997, another entity is defending the cases. We anticipate the settlement of the remaining cases. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation is not reasonably likely to have a material adverse effect on our financial condition or results of operations and we believe our current reserve of $500,000 is adequate to meet any potential exposure.

All other legal proceedings and actions involving us are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings are not, individually or in the aggregate, reasonably likely to have a material adverse effect on our business or financial condition or on the results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of December 31, 2011, we had 1,000 shares of common stock outstanding, all of which were held by Technologies, our parent company. During 2011 and 2010, we did not declare or pay a dividend on our common stock.  On March 6, 2012, we declared a cash dividend in the amount of $93,507,863, or $93,507.863 per share of common stock, and we paid such dividend to Technologies on March 12, 2012.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included in Item 7 of this Report.

Our ability to pay dividends is limited by the terms of our Senior Secured Notes indenture and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. The declaration of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.  We do not expect to pay cash dividends in the foreseeable future.  For information regarding our Senior Secured Notes and senior secured credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Report.

We did not sell or repurchase any of our equity securities during 2011.

Item 6. Selected Financial Data

The selected financial data for the years ended December 31, 2011, the period from December 3, 2010 through December 31, 2010, the period from January 1, 2010 through December 2, 2010, and the years ended December 31, 2009, 2008 and 2007, set forth below has been derived from our audited consolidated financial statements for such years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein.  Previously reported amounts have been reclassified as a result of the discontinued operations.

	Successor		Predecessor
		December 3, 2010	January 1, 2010
($ in millions)	Fiscal Year ended	through	through	Fiscal Year Ended December 31,
	December 31, 2011	December 31, 2010	December 2, 2010	2009	2008	2007
Consolidated Statement of Operations Data:
Net Sales	$ 487.4	$ 28.7	$ 387.2	$ 347.7	$ 516.9	$ 494.0
Operating income (loss)	40.8	(12.8)	37.6	19.7	43.9	44.3
Income (loss) from continuing operations	6.7	(14.7)	6.1	1.1	10.5	10.6
Income (loss) from discontinued operations, net of tax	-	-	-	3.1	0.2	(1.9)
Net income (loss)	$ 6.7	$ (14.7)	$ 6.1	$ 4.2	$ 10.7	$ 8.7

Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities (1)	$ 7.1	$ (7.7)	$ 45.1	$ 21.5	$ 18.4	$ 24.6
Net cash provided by (used in) investing activities	(15.7)	(2.0)	(6.8)	(8.1)	(16.9)	1.9
Net cash provided by (used in) financing activities (1)	7.3	10.9	(32.8)	(12.2)	(4.5)	(22.5)
Depreciation and amortization	22.5	2.0	12.4	13.0	12.4	13.1
Capital expenditures	(14.8)	(1.8)	(6.5)	(7.7)	(12.8)	(11.4)

	Successor		Predecessor
	As of	As of
($ in millions)	December 31,	December 31,	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data:
Cash and cash equivalents	$ 20.9	$ 22.4	$ 14.9	$ 11.9	$ 16.2
Trusteed assets	-	183.7	-	-	-
Accounts receivable, less allowance for doubtful accounts	68.6	62.9	56.6	72.0	83.9
Inventories	96.0	85.4	74.4	102.5	91.0
Total assets	610.7	788.0	454.9	494.4	497.4
Total debt (2)	265.3	442.9	217.0	234.0	234.6
Total shareholders' equity	167.6	164.8	127.8	118.3	122.1

(1)     Stock compensation expenses (gains) previously classified as a financing activity in the statements of cash flows have been reclassified to operating activities for all periods presented in the amounts of $25 for the period from December 3, 2010 through December 31, 2010, $682 for the period from January 1, 2010 through December 2, 2010, and $(579), $1,362, and $1,609 for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)     Total debt at December 31, 2010 includes the Senior Subordinated Notes due 2014, which were redeemed with the use of the trusteed assets on February 1, 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global designer, manufacturer and supplier of gas and arc cutting and welding products, including equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) welding equipment; (4) arc accessories, including torches, consumable parts and accessories; and (5) filler metals and hardfacing alloys. We operate our business in one reportable segment.

Historically, demand for our products has been cyclical because many of the end users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are related to the level of production in these end-user industries. During the fourth quarter of 2008 and throughout much of 2009, we experienced declining demand from our customers as global economic conditions slowed and steel production, in particular, declined substantially, causing our 2009 sales to decline 33% as compared to 2008. In 2010 and 2011, we experienced strong demand from our customers, with sales increasing approximately 17% and 14%, respectively, excluding impacts from foreign currency, as compared to 2009 and 2010, respectively. It is uncertain as to the pace at which our sector of the economy will continue to recover.

The availability and the cost of the components of our manufacturing processes, and particularly raw materials, are key determinants in achieving future success in the marketplace and profitability. The principal raw materials we use in manufacturing our products are copper, brass, steel and plastic, which are widely available. Certain other raw materials used in our hardfacing alloy products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices but with increasing volatility. During the first six months of 2009, most commodity costs declined dramatically in the global marketplace, while in the second half of 2009, many commodity costs increased but not to the levels seen prior to 2009. Material cost increases continued in 2010 and 2011. To maintain our profit margins, we have redesigned the material content of selected products and continued to reduce our overhead and labor costs by improving our operational efficiency, relocating jobs, consolidating our manufacturing operations and outsourcing production of certain components and products. We have increased and continue to selectively increase our selling prices.

Our operating profit is also affected by the mix of the products we sell, as margins are generally higher on torches and their replacement parts, as compared to power supplies and filler metals.

We sell our products domestically primarily through industrial welding distributors and wholesalers. Internationally, we sell our products through our sales force, independent distributors and wholesalers.

For the year ended December 31, 2011, approximately 54% of our sales were made to customers in the U.S.  Approximately 15% of our international sales are U.S. export sales and are denominated in U.S. dollars.  The U.S. dollar exchange rate has been volatile, but generally weakened during the first nine months of 2011, as well during 2009 and 2010, but strengthened in the last three months of 2011 relative to foreign currencies.  The weakening of the U.S. dollar increases our international sales and certain of our international manufacturing costs as translated into U.S. dollars and also may serve to increase our export sales.  Similarly, the strengthening of the U.S. dollar against other currencies is expected to have the opposite effects on our international sales and certain of our manufacturing costs.

Consistent with our Total Cost Productivity, or TCP, program to lower costs and improve efficiency, in 2011, we substantially completed the relocation of the manufacturing operations of Thermal Dynamics, our wholly owned subsidiary and manufacturer of plasma cutting and welding equipment, located in West Lebanon, New Hampshire, to our facilities in Denton, Texas, and Hermosillo, Mexico. This action eliminated approximately 90 positions at the West Lebanon location, where we now maintain engineering, technical services and returned goods functions and a small assembly operation. Also during 2011, we closed our manufacturing operations located in Pulau Indah, Selangor, Malaysia, and consolidated its operations with the operations in our other Malaysian facility in Rawang and our facility in Ningbo, China. This action eliminated approximately 45 positions and resulted in the relocation of another six employees to our Rawang, Malaysia facility. See “—Restructuring and Other Charges” for a discussion.

Our TCP program has enabled us to reduce operating costs incrementally since we implemented it in 2005, including $9.4 million and $10.6 million of savings in 2011 and 2010, respectively. Our recently launched TCP Phase III involves further plant rationalizations at North American facilities to drive productivity as well as supply chain improvements, which we expect will generate incremental cost savings and improve gross margins by 100 to 200 basis points upon completion when compared to gross margins for the year ended December 31, 2011. We expect to complete this TCP Phase III effort in 2013 and to incur approximately $3.2 million of capital expenditures and $3.3 million of additional expenses in order to achieve these cost savings.

On December 3, 2010 (the “Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (the “Merger” or the “Acquisition”). Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. (“Technologies”). Technologies’ sole asset is its 100% ownership of the stock of Thermadyne. Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York focused on making equity investments in middle-market companies, along with its co-investors, hold 98.6% of the outstanding equity of Technologies, and certain members of Thermadyne management hold the remaining equity capital.

The Acquisition was accounted for in accordance with United States accounting guidance for business combinations and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010.

Although Thermadyne continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows, and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition (prior to December 3, 2010), and the period succeeding the Acquisition, respectively.

For purposes of management’s discussion and analysis of the financial condition and results of operations, we believe that a presentation of our results of operations and liquidity based on our pro forma 2010 Combined Period provides investors and other readers with a more meaningful perspective of our ongoing financial and operational performance and trends, and facilitates more meaningful comparisons of our annual financial performance than a presentation of such information for two separate historical periods for 2010. We believe that the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the Acquisition, reflecting adjustments to fair values of assets and liabilities at the Acquisition Date.  While we believe that the pro forma presentation is more helpful to investors than separate discussions of results of operations and liquidity of the Predecessor and the Successor, we also present a discussion of results of operations and sources and uses of cash on a historical (non-combined) basis.

Recent Developments

Issuance of 9% Senior Notes due 2017.  On March 6, 2012, we issued $100 million in aggregate principal amount of 9% Senior Secured Notes due 2017 (the “Additional Notes”) at par plus accrued but unpaid interest since December 15, 2011. The Additional Notes mature on December 15, 2017 and were issued as “additional notes” pursuant to the Indenture dated as of December 3, 2010, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and as collateral trustee (the “Indenture”). Prior to the issuance of the Additional Notes, $260 million aggregate principal amount of 9% Senior Secured Notes due 2017 were outstanding (the “Original Notes” and together with the Additional Notes, the “Notes”). The Indenture provides that the Additional Notes are general senior secured obligations of the Company and are fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries) and certain of our Australian subsidiaries. The Original Notes and the Additional Notes are treated as a single series under the Indenture and are therefore subject to the same terms, conditions and rights under the Indenture. We used the net proceeds from the sale of the Additional Notes and cash on hand to pay a cash dividend of $93.5 million to Technologies, our parent company, to allow it to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to this offering and the related Consent Solicitation required to amend the Indenture in connection with this offering.

Amendment of Senior Secured Notes Indenture.  As previously disclosed, on February 27, 2012, the Company, the guarantors party to the Indenture and the Trustee entered into the First Supplemental Indenture to amend the terms of the Indenture to modify the restricted payments covenant to increase the restricted payments basket to $100 million in order to permit the Company to use the proceeds of the Additional Notes as described above. The First Supplemental Indenture became operative on March 6, 2012 upon the issuance of the Additional Notes, at which time we made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5.2 million, to Holders of such notes in connection with the solicitation of consents to amend the Indenture.

Amendment to Working Capital Facility.   In connection with the Additional Notes offering, the lender under our Working Capital Facility agreed to amend the governing credit agreement to allow us, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes.  See “Working Capital Facility” below.

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

Discontinued Operations

In 2007, the Company committed to dispose of its Brazilian manufacturing operations.  During 2009, the building and land associated with our former Brazilian operations were sold and the liability amounts recorded for tax matters, employee severance obligations and other estimated liabilities were increased.  As of December 31, 2011, the remaining accrued liabilities from the discontinued Brazilian operations were $0.8 million, and are primarily associated with tax matters for which the timing of resolution is uncertain.  The remaining liabilities have been classified in our financial statements within Accrued and Other Liabilities.  Further details of the discontinued operations are provided in Note 4 – Discontinued Operations.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

All references to “Predecessor” relate to Thermadyne Holdings Corporation for periods prior to the Merger. All references to “Successor” relate to Thermadyne Holdings Corporation for periods subsequent to the Merger. References to “we,” “us,” “our,” and the “Company” relate to Predecessor for the periods prior to the Merger and to Successor for periods subsequent to the Merger.

On the closing date of the Merger, the following events occurred (all numbers are in thousands):

• Each share of Predecessor’s common stock, including restricted shares, outstanding immediately prior to the Merger were cancelled and converted into the right to receive $15 in cash per share, without interest.

• Each outstanding option to acquire Predecessor’s common stock outstanding immediately prior to the Merger vested (if unvested) and was cancelled in exchange for the right to receive cash for the excess of $15 per share over the per share exercise price of the option.

• Successor received $176.0 million in equity contributions and became a wholly-owned subsidiary of Technologies.

• Successor entered into an amended asset-backed credit facility (the “Working Capital Facility”) to provide for borrowings not to exceed $60.0 million (including up to $.01 million for letters of credit) of borrowings, subject to the borrowing base capacity of certain customer receivables and inventories.

• Successor issued $260.0 million aggregate principal amount of 9% Senior Secured Notes due 2017. The Senior Secured Notes are guaranteed on a secured basis by substantially all of the Company’s current and future assets.

• A notice of redemption was issued on December 3, 2010 for the $172.3 million outstanding aggregate principal amount of 9 1⁄4% Senior Subordinated Notes due 2014, and the Company irrevocably deposited $183.7 million with the Trustee to redeem the Senior Subordinated Notes at 101.542% and pay the related accrued interest due on February 1, 2011.

The following unaudited pro forma condensed consolidated statements of operations have been developed by applying pro forma adjustments to the historical audited consolidated financial statements of the Company appearing elsewhere in this document. The unaudited pro forma condensed consolidated statements of operations give effect to the Transactions as if they occurred on January 1, 2010. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma condensed consolidated statements of operations. The balance sheet of the Successor Company has been reflected in Thermadyne Holdings Corporation’s audited December 31, 2010 balance sheet included in this Form 10-K, and, accordingly, as provided by Regulation S-X Article 11, the presentation of a pro forma condensed balance sheet is not included in this Form 10-K.

The unaudited pro forma adjustments and determination of the excess acquisition purchase price over the net assets acquired to intangible assets, goodwill and other assets are based on management’s best estimate of the fair value of intangible and other assets acquired. The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 was determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases, and is presented below. These provisional amounts were updated in 2011 upon the completion of such study and the determination of other facts impacting fair value estimates. The adjustments arising out of the finalization of the amounts recognized for assets acquired and liabilities assumed are reflected in the below table in the column titled “Pro Forma Transaction Adjustments” and do not impact cash flows. However, such adjustments resulted in a decrease of $0.04 million to amortization, and to earnings before interest expense, income taxes and net income in the Successor period of 2010, which was accounted for in the first quarter of 2011.

The unaudited pro forma transaction adjustments are based upon available information and certain assumptions that are factually supportable and that we believe are reasonable under the circumstances. The unaudited pro forma condensed consolidated statement of operations is presented for informational purposes only. The unaudited pro forma condensed consolidated statement of operations does not purport to represent what our actual consolidated results of operations would have been had the Transactions actually occurred on the dates indicated, nor are they necessarily indicative of future consolidated results of operations. The unaudited pro forma condensed consolidated statement of operations should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited and unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. All pro forma transaction adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed consolidated statement of operations.

Unaudited Pro Forma Condensed Statements of Operations
For the Combined Period (Twelve Months) Ended December 31, 2010
(dollars in thousands)

	Historical
	Predecessor	Successor
	January 1 to	December 3 to	Pro Forma		Pro Forma
	December 2,	to December 31,	Transaction		2010 Combined
	2010	2010	Adjustments		Period

Net sales	$ 387,238	$ 28,663	$ -		$ 415,901

			4,548	(a)
			(1,672)	(b)
Cost of goods sold	256,948	21,910	615	(c)	282,349
Gross margin	130,290	6,753	(3,491)		133,552

			(16,753)	(d)
			1,330	(a)
Selling, general and administrative expenses	90,142	19,044	1,379	(e)	95,142
Amortization of intangibles	2,515	531	3,287	(f)	6,333
Operating income (loss)	37,633	(12,822)	7,266		32,077

Other income (expenses):
Interest, net	(20,525)	(2,273)	(3,034)	(g)	(25,832)
Amortization of deferred financing costs	(918)	(170)	(789)	(h)	(1,877)
Gain (loss) on debt extinguishment	(1,867)	0	1,867	(i)	0

Income (loss) from continuing operations
before income tax provision	14,323	(15,265)	5,310		4,368
Income tax provision (benefit)	8,187	(585)	(225)	(j)	7,377
Income (loss) from continuing operations	$ 6,136	$ (14,680)	$ 5,535		$ (3,009)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

For the Combined Period (Twelve Months) Ended December 31, 2010

(dollars in thousands)

(a)      Depreciation expense increase resulted from the $27,672 step-up of property, plant and equipment to their estimated fair values at the Merger date, and estimated useful lives assigned to property, plant and equipment at the closing date of the Merger. Depreciation expense was calculated for the Pro Forma period based on the property, plant and equipment at fair value (as of the Merger date) being depreciated on a straight-line basis over periods of ten to twenty-five years for buildings and improvements, three to ten years for machinery and equipment, and capital leases over the lesser of the lease term or the underlying asset’s useful life.

(b)     Inventories were adjusted to their estimated fair values at the closing date of the Merger. During the Successor Period of December 3, 2010 to December 31, 2010, a portion of these foreign based inventories accounted for using the FIFO method were sold and, accordingly, the excess of appraised values of these inventories over cost was expensed. (The U.S. locations record their inventories on the LIFO basis and accordingly there was no adjustment for these locations.)

(c)      The Predecessor experienced changes in inventory levels that resulted in adjustments to the recorded LIFO reserve and cost of goods sold which are eliminated.

(d)     Eliminates transaction related costs recognized in our historical operating results due to their non-recurring nature. This adjustment does not include the IPC advisory fee of $121. See Note 3—Acquisition  to the audited financial statements.

(e)      The Successor pays an advisory fee to Irving Place Capital for certain financial, strategic, advisory and consulting services pursuant to an agreement with IPC. The annual advisory fee is the greater of $1,500 or 2.5% of EBITDA (as defined). The adjustment reflects the annual advisory fee less $121 of advisory fee recorded from December 3, 2010 to December 31, 2010. See Note 20-Certain Relationships and Transactions, to the audited financial statements.

(f)      Intellectual property bundles (which include patents) and customer relationship intangible assets were adjusted to fair value at the closing date of the Merger and useful lives were estimated. Amortization expense is adjusted to reflect the amortization of intellectual property bundles ($77,476 at the Merger date) and customer relationship intangible assets ($49,188 at the Merger date) using the straight-line method over their estimated useful lives of 20 years for the Pro Forma period, less Predecessor amortization expense for intangible assets of $3,046 for the period January 1, 2010 to December 2, 2010.

(g)      Reflects pro forma interest expense resulting from the new indebtedness calculated as follows:

Interest expense on the outstanding $260,000 Senior Secured Notes at 9% interest less $1,820 accrued for the period

    December 3, 2010 to December 31, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . $ 21,580

Less net interest expense on Senior Subordinated Notes due 2014, at 91⁄4% plus Special Interest . . . . . . . . . . . . . . .  (17,833)

Less amortization of terminated interest rate swap agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 428

Less interest expense on Second Lien Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,347)

Plus interest expense on portion of Second Lien Facility balance assumed to be refinanced through the new Working

   Capital Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 206

Net adjustment to interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 3,034

The pro forma calculations above reflect that proceeds from the $260,000 Senior Secured Notes due 2017 issued as part of the Transactions were used to redeem the Senior Subordinated Notes due 2014. In addition, $5,829 of principal on the Second Lien Facility was assumed to be retired for the six month period ended June 30, 2010 based on the Company’s cash flows analysis, with the remaining balance refinanced through the new Working Capital Facility for the period January 1, 2010 to June 30, 2010. Accordingly, the above analysis eliminates the entire amount of interest costs related to the Senior Subordinated Notes due 2014 for the twelve month period, as well as the interest related to the Second Lien Facility debt for six months. The Second Lien was paid off on June 30, 2010. The above adjustment also eliminates the amortization of the terminated swap. The terminated swap deferred credit was eliminated in Acquisition accounting. Based on the new Working Capital Facility agreement, the interest rate for the six month period ended June 30, 2010 was approximately 3.25%, and the interest expense was $206. The audited financial statements included in this Form 10-K discuss the interest rates on the above debt instruments, including the Special Interest on the Senior Subordinated Notes due 2014, and also provide further information on the terminated swap arrangement. See Note 9—Debt and Capital Lease Obligations to the audited financial statements.

(h)     Amortization of deferred financing costs increased as follows:

Amortization of deferred financing costs related to the Senior Secured Notes due 2017 . . . . . . . . . . . . . . . . . . . . . . .$1,574

Less amortization of deferred financing costs related to the Senior Subordinated Notes due 2014. . . . . . . . . . . . . . . .. (604)

Amortization of deferred financing costs related to the Working Capital Facility . . . . . . . . . . . . . . . . . . . . . . . . . .. . .. 303

Less amortization of the prior working capital facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (443)

Less amortization expense related to the Second Lien Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  (41)

Net adjustment to amortization of deferred financing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 789

The above adjustment eliminates all of the amortization of deferred financing costs on the Senior Subordinated Notes due 2014, the prior working capital facility, and the Second Lien facility. The deferred financing costs on the Senior Secured Notes due 2017 and the new Working Capital Facility are being amortized on an effective interest method over the term of the respective agreement.

(i)          Eliminates the loss on debt extinguishment recorded in June 2010 upon voluntary repayment of Second Lien Facility.

(j)      To the extent the previously detailed adjustments to the statement of operations affected “Income (loss) from continuing operations before income tax provision,” the provision for income tax for the period also needed to be adjusted. The Company prepares a tax provision model which calculates a tax provision expense for its financial statements by breaking down pretax income by country and taxing jurisdiction, projecting tax/book differences, applying the relevant tax rates and credits for each jurisdiction, and adding discrete adjustments as necessary. For the  Predecessor Period (January 1 to December 2, 2010), based on the mix of factors and tax rates for each taxing jurisdiction, the effective tax rate for the Company was approximately 57%. For the Pro Forma 2010 Combined Period, the Company modified its tax provision model for the adjustments listed above, which produced a newly calculated Tax Provision based on the pro forma amounts. The effective tax rate for the Pro Forma 2010 Combined Period was approximately 169%. The increase in the effective tax rate for the Pro Forma 2010 Combined Period is due mainly to the effect of tax and book differences resulting from the Merger.

The following table summarizes the acquisition costs, including professional fees and other related costs, and the assets acquired and liabilities assumed, based on their fair values:

At December 3, 2010:

Purchase price of outstanding equity		$ 213,926

Acquisition related costs:
Included in selling, general and administrative expenses:
December 3 through December 31, 2010		$ 12,111	(a)
January 1 through December 2, 2010		4,763	(a)
Deferred bond issuance fees		15,297
Total acquisition related costs		$ 32,171

Allocation of purchase price:
Total current assets, including cash of $20,772 and
deferred tax assets of $2,863		$ 187,147	(b)
Property, plant and equipment		73,792
Intangible assets:
Corporate trademarks	$ 19,341
Intellectual property bundles	77,476
Customer relationships	49,188
Total intangibles		146,005
Goodwill		180,596	(c)
Other assets including deferred tax asset of $414		1,273
Total assets acquired		$ 588,813

Total current liabilities excluding current portion of debt
and deferred tax liability		87,433	(d)
Senior subordinated notes due 2014, including call premium		177,066
Working capital facility due 2012		3,347
Capital leases		8,345
Deferred tax liability		84,231
Other long-term liabilities		15,039
Total liabilities assumed		375,461
Net assets acquired		$ 213,352

 (a)     Transaction related expenditures for legal and professional services were reported as selling, general and administrative expenses with $12,111 recorded in the Successor Period ended December 31, 2010 and $4,763 in the selling general and administrative expenses in the Predecessor Period ended December 2, 2010. The summation of Acquisition related costs from December 3 through December 31, 2010 including $121 of IPC advisory fees ($12,111) and from January 1 through December 2, 2010 ($4,763) is $16,874. The summation of these two amounts excluding the IPC advisory fee of $121 is $16,753 and is referenced in note (d) in the “Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations For the Combined Period (Twelve Months) Ended December 31, 2010” above.

(b)     Total current assets includes cash of $20,772, accounts receivable of $67,756, inventories of $88,869, and deferred tax assets of $2,863.

(c)      Goodwill of $180,596 arising from the Acquisition represents the excess of the purchase price over specifically identified tangible and intangible assets, and is primarily attributable to the growth potential of the Company. The Company has one operating segment and thus one unit of reporting for goodwill. Approximately $2,124 of the amounts recorded for intangibles are deductible for tax purposes.

(d)     Total current liabilities excluding current portion of debt and deferred tax liability includes accounts payable of $30,962 and accrued liabilities of $46,746.

Acquisition and Fair Value Adjustments

The Acquisition resulted in a 100% change in ownership of Thermadyne and is accounted for in accordance with United States accounting guidance for business combinations.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010.  The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 was determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases.  The Company finalized purchase accounting in 2011 and, given the impact to the Balance Sheet (see Note 3 - Acquisitions for the final valuation adjustment), has retrospectively adjusted the 2010 amounts.  The adjustments arising out of the finalization of the amounts recognized for assets acquired and liabilities assumed do not impact cash flows.  However, such adjustments resulted in decreases to amortization of intangibles totaling $457 in 2011.

The following table summarizes the final valuation adjustments made in 2011 to the assets acquired and liabilities assumed based on their estimated fair values:

	December 3, 2010 Valuation
	Original	Revised	Adjustment
Assets acquired:
Property, plant and equipment
Land	$ 15,352	$ 13,894	$ (1,458)

Goodwill	164,678	180,596	15,918

Intangible assets
Customer relationships	54,920	49,188	(5,732)
Intellectual property bundles	81,380	77,476	(3,904)
Trademarks	19,079	19,341	262

Deferred financing fees	14,723	15,297	574

Liabilities assumed:
Total current liabilities excluding current portion
of debt and deferred tax liability	84,831	87,433	2,602

Deferred tax liability	81,173	84,231	3,058

Key Line Items

Net Sales

We sell our products primarily through over 3,300 industrial distributor accounts, including large industrial gas manufacturers and independent welding distributors, in over 50 countries. Sales to our distributors have been typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters but do not obligate the distributor to purchase any minimum amounts. Net sales are equal to gross sales primarily net of rebates to customers. Our largest distributor, Airgas, Inc., accounted for 12% of the Company’s global sales for the year ended December 31, 2011 and 11% of the Company’s global sales for the period from December 3, 2010 through December 31, 2010, the period from January 1, 2010 through December 2, 2010, and for the year ended December 31, 2009. Furthermore, our top five distributors represented 29%, 26%, 28%, and 29% of our net sales for the year ended December 31, 2011, the period from December 3, 2010 through December 31, 2010, the period from January 1, 2010 through December 2, 2010, and for the year ended December 31, 2009.

Demand for our products is highly cyclical because many of the end-users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our net sales and results of operations are related to the level of production in these end-user industries.

Our sales volumes are closely tied to the levels of steel related construction and fabrication activities. Steel production and shipments declined precipitously in late 2008 and into early 2009. In the fourth quarter of 2008, global economic conditions, particularly in the United States, began to deteriorate and severely deteriorated throughout much of 2009. In the United States, steel production declined 36.3% during 2009 from 2008 levels, according to the World Steel Association, and global steel production excluding China declined 20.5%. Our net sales were adversely impacted by such conditions. According to the World Steel Association, world steel production grew by 6.8% in 2011 compared to 2010 and by 15.7% in 2010 compared to 2009. As discussed below, our sales increased 17.2% for the year ended December 31, 2011 and 19.6% for the Pro Forma 2010 Combined Period.

Cost of Goods Sold

We manufacture a majority of the products that we sell. Our cost of goods sold consist of costs associated with raw materials and other components, direct labor, manufacturing overhead, including salaries, other personnel related expenses, write-off of excess or obsolete inventory, quality control, freight, insurance and disposition of defective product.

Principal raw materials used are copper, brass, steel and plastic, which are widely available and need not be specifically manufactured for our use. Certain other raw materials used in our hardfacing alloy products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices. We typically maintain purchase commitments with respect to a portion of our material purchases for purchase requirements of three to six months.

At times, pricing and supply can be volatile due to a number of factors beyond our control, including global demand, currency exchange rates, activities in the financial commodity markets, general economic and political conditions, mine closures and labor unrest in various countries, labor costs, competition and import duties and tariffs. This volatility can significantly affect our raw material costs.

For example, as of December 2009, the cost of copper and steel was $3.19 per pound and $0.32 per pound, respectively, but increased to $4.17 per pound and $0.38 per pound, respectively, as of December 2010. The cost of copper and steel stood at $3.67 per pound and $0.42 per pound, respectively, as of December 2011. An environment of volatile raw material prices and competitive conditions can adversely affect our profitability if we fail to adjust pricing in concert with changes in material costs.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of salaries, travel, sales commissions and other personnel-related expenses for employees engaged in sales, marketing and support of our products, trade shows and promotions. Compensation for sales personnel is predominately variable because they are paid commissions based on actual sales.

General and administrative expenses consist primarily of salaries and other personnel related expenses for our executive, finance, administrative, information technology, product development and human resource functions, foreign currency translation gains and losses, severance and restructuring costs and outside professional fees and expenses.

Results of Operations

Our accounting for the Acquisition follows the requirements of SAB No. 54 and Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” which require that the purchase accounting treatment of the Acquisition be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Acquisition date of December 3, 2010.  Although we continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new reporting entity.  Accordingly, the two entities are not presented on a consistent basis of accounting.  As a result, our consolidated financial statements for 2010 are presented for the period and the entity succeeding the Acquisition (“Successor”) and the period and entity preceding the Acquisition (“Predecessor”).  In addition to presenting our results of operations on a historical basis for the Predecessor and Successor periods in 2010, we have presented a supplemental discussion of the results of our operations based upon pro forma information derived from our Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2010 as if the Merger and related transactions occurred on January 1, 2010, to which we refer as the “Pro Forma 2010 Combined Period” or the “2010 Combined Period.”  We provide this supplemental presentation based on our pro forma results to assist in understanding and assessing the trends and significant changes in our results of operations on a comparable basis.  We believe this supplemental pro forma presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations in 2010, as compared to 2009, and in 2011, as compared to 2010, than a presentation of separate historical results for the Predecessor and Successor Periods, because it allows us to highlight operational changes as well as purchase accounting related items over the combined period.  The pro forma results may not reflect the actual results we would have achieved had the Acquisition not occurred and may not be predictive of future results of operations.

The results of operations set forth in the Consolidated Statements of Operations have been adjusted to reflect the impact of discontinued operations for the year ended December 31, 2009. See Note 4 – Discontinued Operations in our consolidated financial statements.

2011 Compared to Pro Forma 2010 Combined Period

The following is a discussion of the results of continuing operations for the years ended December 31, 2011 and the Pro Forma 2010 Combined Period (amounts included in tables are based in thousands).

Net sales

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change

Net sales summary:
Americas	$ 315,858	$ 265,264	19.1%
Asia-Pacific	133,539	116,742	14.4%
Europe/ROW	38,032	33,895	12.2%
Consolidated	$ 487,429	$ 415,901	17.2%

Net sales for the year ended December 31, 2011 increased $71.5 million as compared to the Pro Forma 2010 Combined Period, with approximately $45.0 million related to increased volumes, $11.9 million associated with price increases and $14.6 million attributable to foreign currency translation.

Gross margin

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change

Gross margin	$ 157,799	$ 133,552	18.2%
% of sales	32.4%	32.1%

For the year ended December 31, 2011, gross margin as a percent of net sales increased as compared to the Pro Forma 2010 Combined Period.  In 2011 related to the Acquisition, the Company expensed $3.3 million related to the roll-out of a portion of the fair value adjustments of inventories recorded under the first-in first-out inventory method.  Additionally, the Company recorded a $2.8 million and $0.1 million charge to cost of sales related to the last-in first-out (“LIFO”) inventory method for the year ended December 31, 2011 and the Pro Forma Combined Period, respectively. Additional items that impacted 2011 activity included $1.9 million of restructuring-related inventory write-offs and idle facilities costs and a $0.5 million charge providing for a legal settlement related to prior year exposures recorded in 2011.  Excluding these items, adjusted gross margin as a percent of net sales was 34.1% in 2011 as compared to 32.1% in the Pro Forma 2010 Combined Period. The increase in adjusted gross margin is primarily due to the beneficial impact of continuous improvement programs, manufacturing efficiencies arising from increased volumes of activity in 2011 and price increases enacted in the first half of 2011.

Selling, general and administrative expenses

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change

Selling, general and administrative expenses	$ 105,286	$ 95,142	10.7%
% of sales	21.6%	22.9%

For the year ended December 31, 2011, SG&A costs increased $10.1 million over the Pro Forma 2010 Combined Period.  This increased dollar investment is primarily a result of increased commission expenses on higher sales volumes, increased headcount and headcount-related expenses primarily in the sales, marketing and engineering disciplines, promotional expenses and increased incentive compensation related to strongly improved financial performance, as well as foreign currency impacts due to a weaker U.S. dollar.  The 130 point basis improvement during the year ended December 31, 2011 as compared to the Pro Forma 2010 Combined Period is a result of higher sales volumes.

Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company has substantially completed these activities at December 31, 2011.  These exit activities impact approximately 165 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during 2011, cumulative as of December 31, 2011, and total expected restructuring costs associated with these activities by major type of cost:

As of December 31, 2011
		Cumulative	Total Expected
	Year Ended	Restructuring	Restructuring
	December 31, 2011	Costs	Costs
Employee termination benefits	$ 3,197	$ 3,197	$ 3,700
Other restructuring costs	2,207	2,207	4,100
Total restructuring costs	$ 5,404	$ 5,404	$ 7,800

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The remaining payments for these exit activities are expected to be made primarily in the first quarter of 2012 with some continuing payments throughout 2012.

Interest, net

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change

Interest, net	$ 24,535	$ 25,832	(5.0%)

Interest expense for the year ended December 31, 2011 and the Pro Forma 2010 Combined Period were $24.5 million and $22.3 million, respectively.  The increase in interest expense reflects the effect of $65 million of incremental average debt in 2011 as compared to the Pro Forma 2010 Combined Period, partially offset by a reduced effective interest rate of 8.6% in 2011 as compared to 10.3% in the Pro Forma 2010 Combined Period.

Income tax provision

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change

Income tax provision	$ 7,826	$ 7,377	6.1%
% of income before tax	53.7%	168.9%

An income tax provision of $7.8 million was recorded on pretax income of $14.6 million for the 2011 versus an income tax provision of $7.6 million on pretax loss of $0.9 million for the Pro Forma 2010 Combined Period.  The tax provisions for 2011 and the Pro Forma 2010 Combined Period are increased by deferred U.S. income tax expenses recorded on certain foreign earnings in addition to the foreign taxes payable currently on those earnings.  The 2010 tax provision was also adversely impacted by certain non-deductible Acquisition expenses.  The currently payable income tax provision for 2011 and the Pro Forma 2010 Combined Period relates primarily to earnings in foreign countries.  Operating loss carryovers offset substantially all U.S. income taxes currently payable.

2010 Compared to 2009

2010 Predecessor Period (January 1, 2010 to December 2, 2010)

Net Sales. Net sales for the 2010 Predecessor Period were $387.2 million. Gross margin for the 2010 Predecessor Period was $130.3 million, or 33.6% of net sales. Included in cost of sales for this period was an approximate $1.3 million charge for settlement of U.S. customs duties and related legal expenses associated with manufacturing activities of prior periods.

Selling, General and Administrative Expenses. SG&A expenses for the 2010 Predecessor Period were $90.1 million, or 23.3% of net sales, and included $4.8 million of Acquisition expenses.

Interest, net. Interest, net for the 2010 Predecessor Period was $20.5 million, which included interest and special interest adjustments on the Senior Subordinated Notes due 2014, our second lien indebtedness and various other debt. In the second quarter of 2010, we repaid $25 million of second lien indebtedness and recorded a loss on debt extinguishment of $1.9 million, consisting of the pay-off of unamortized original issue discount of $1.5 million, the write-off of unamortized deferred financing fees of $0.3 million and prepayment fees of $0.1 million.

Taxes. An income tax provision of $8.2 million was recorded on pretax income of $14.3 million for the 2010 Predecessor Period. The tax provision was increased by deferred U.S. income tax expenses recorded on certain foreign earnings in addition to the foreign taxes payable currently on those earnings. The tax provision was also adversely impacted by certain non-deductible Acquisition expenses. The currently payable income tax provision related primarily to earnings in foreign countries. Operating loss carryovers offset substantially all U.S. income taxes currently payable.

2010 Successor Period (December 3, 2010 to December 31, 2010)

Net Sales. Net sales for the 2010 Successor Period were $28.7 million. Gross margin for the 2010 Successor Period was $6.8 million, or 23.6% of net sales. Included in cost of sales for the 2010 Successor Period is an approximate $1.7 million charge to cost of sales related to the roll-out portion of the fair value adjustment of inventories recorded under the first-in, first-out inventory method in conjunction with accounting for the Acquisition. In addition, incremental depreciation of approximately $0.4 million was charged to cost of goods sold due to the revaluation of manufacturing assets to fair value as a result of the Merger.

Selling, General and Administrative Expenses. SG&A expenses for the 2010 Successor Period were $19.0 million, or 66.4% of net sales, and included $12.0 million of Acquisition expenses. In addition, incremental depreciation of approximately $0.2 million was charged to SG&A expense due to the revaluation of assets to fair value as a result of the Merger.

Amortization of Intangibles. Amortization of intangibles for the 2010 Successor Period was $0.5 million. Amortization of intangibles increased from prior monthly periods by approximately $0.3 million due to the revaluation of intangible assets as a result of the Merger.

Interest Expense. Interest expense for the 2010 Successor Period was $2.3 million, which included interest on the Senior Secured Notes due 2017, the Senior Subordinated Notes due 2014, which were defeased, and various other debt. Interest in the 2010 Successor Period increased from prior monthly periods by approximately $0.4 million due to the increase in our indebtedness with the issuance of $260.0 million aggregate principal amount of Senior Secured Notes due 2017, which we issued on December 3, 2010, as compared to $172.3 million of outstanding principal amount of Senior Subordinated Notes due 2014, which were defeased on December 3, 2010.

Amortization of Deferred Financing Fees. Amortization of deferred financing fees for the 2010 Successor Period was $0.2 million. Amortization of deferred financing fees increased from prior monthly periods by approximately $0.1 million due to the increase in deferred financing fees related to the new Senior Secured Notes due 2017 and the new Working Capital Facility.

Taxes. An income tax benefit of $0.6 million was recorded on pretax loss of $15.3 million for the 2010 Successor Period. The tax provision was increased by deferred U.S. income tax expenses recorded on certain foreign earnings in addition to the foreign taxes payable currently on those earnings. The tax provision was also adversely impacted by certain non-deductible Acquisition expenses. The currently payable income tax provision related primarily to earnings in foreign countries. Operating loss carryovers offset substantially all U.S. income taxes currently payable.

Pro Forma 2010 Combined Period Compared to Year Ended December 31, 2009

Net Sales. Net sales for the Pro Forma 2010 Combined Period were $415.9 million, which was a 19.6% increase from net sales of $347.7 million for the fiscal year ended December 31, 2009. U.S. sales were $224.3 million for the Pro Forma 2010 Combined Period, compared to $193.5 million for 2009, which is an increase of 15.5%. International sales were $192.5 million for the Pro Forma 2010 Combined Period, compared to $154.2 million for 2009, or an increase of 24.8%. The increase in net sales for the Pro Forma 2010 Combined Period resulted from approximately $69 million in volume increases and $12 million in foreign currency translation, offset by approximately $13 million of price declines in certain international markets with strengthening currencies.

Gross Margin. Gross margin for the Pro Forma 2010 Combined Period was $133.6 million, or 32.1% of net sales, compared to $102.6 million, or 29.5% of net sales, for 2009. The increase in gross margin in 2010 reflects improved manufacturing cost efficiencies as production volumes in 2010 increased from the severely depressed levels of 2009. The 2009 cost of sales also reflected certain high cost materials purchased under commitments established prior to the severe economic downturn that commenced in late 2008 and continued throughout 2009. The Pro Forma 2010 Combined Period includes charges to cost of sales of $1.3 million for settlement of U.S. customs duties and related legal expenses associated with manufacturing activities of prior periods. In 2009, under our use of the LIFO inventory accounting method, we recorded a $4.3 million credit to cost of sales resulting from material cost declines and a liquidation of prior year LIFO costs which resulted in approximately $1 million of the credit to cost of sales.

Selling, General and Administrative Expenses. SG&A expenses were $95.1 million, or 22.9% of net sales, for the Pro Forma 2010 Combined Period, as compared to $80.2 million, or 23.1% of net sales, for 2009. SG&A expenses in 2010 included approximately $8 million of additional bonus and stock compensation due to improved financial performance, and approximately $3 million of increased commissions due to increased sales volumes. SG&A expenses in 2009 included restructuring charges for severance expenses of $3.8 million, payable to employees who elected to participate in an early retirement program and amounts payable to manufacturing personnel placed on permanent lay-off status and to salaried employees whose positions were eliminated in connection with further organizational restructurings. SG&A expenses in 2009 also included a $1.1 million charge from the write-off of a Venezuelan-based customer receivable judged uncollectible and a $1.0 million charge for customs duties assessed on export sales by a foreign jurisdiction relative to prior years.

Interest, net. Interest, net for the Pro Forma 2010 Combined Period was $25.8 million, compared to $20.9 million for 2009. Interest expense increased in 2010 mainly due to the increase in our indebtedness with the issuance on December 3, 2010 of $260.0 million aggregate principal amount of Senior Secured Notes due 2017, which we issued on December 3, 2010, as compared to the $172.3 million of outstanding principal amount of Senior Subordinated Notes due 2014, which were defeased on December 3, 2010.

Other Income. For 2009, other income includes $5.9 million as a result of a settlement gain relating to the termination of a majority of our health care plans for retired employees effective July 31, 2009.

Taxes. An income tax provision of $7.4 million was recorded on pretax income of $4.0 million for the Pro Forma 2010 Combined Period, compared to an income tax provision of $2.7 million on pretax income from continuing operations of $3.8 million for 2009. The tax provisions for 2010 and 2009 were increased by deferred U.S. income tax expenses recorded on certain foreign earnings in addition to the foreign taxes payable currently on those earnings. The 2010 tax provision was also increased by Acquisition related charges that were not deductible. The currently payable income tax provision for 2010 and 2009 related primarily to earnings in foreign countries. Operating loss carryovers offset substantially all U.S. income taxes currently payable.

Discontinued Operations. Discontinued operations reported net income of $3.1 million for the twelve months ended December 31, 2009. The income for discontinued operations primarily related to the gain recorded for Brazil on the sale of building and land, net of charges to adjust the remaining liabilities, and collection of a note receivable in the amount of 30 million South African Rand associated with the sale of the South African business. The South African sale closed on May 25, 2007 with $13.8 million net cash received at closing along with a note due in May 2010 in the amount of 30 million South African Rand and bearing 14% interest payable. In April 2009, the note was settled and we recorded a gain of $1.9 million. We also recorded $0.5 million of interest income in continuing operations related to this transaction.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Successor		Predecessor
	Year Ended	December 3, 2010	January 1, 2010	Year Ended
	December 31,	through	through	December 31,
Net cash provided by (used in):	2011	December 31, 2010	December 2, 2010	2009

Operating activities	$ 7,091	$ (7,657)	$ 45,128	$ 21,504
Investing activities	(15,723)	(2,037)	(6,840)	(8,056)
Financing activities	7,332	10,852	(32,836)	(12,227)

Principal uses of cash have been and will continue to be for working capital, debt service obligations and capital expenditures. The Company expects to fund ongoing requirements for working capital from operating cash flow and borrowings under the Working Capital Facility.

2011 Cash Flows

Operating Activities.  Cash provided by operating activities during 2011 was $7.1 million compared to $37.5 million of cash provided by operating activities during the 2010 Combined Period.  The change in operating assets and liabilities used $25.1 million of cash during 2011 compared to $27.8 million of cash provided during the 2010 Combined Period.  The changes in operating assets and liabilities, excluding foreign currency translation effects, included:

•         Accounts receivable increases used $6.0 million and $6.9 million of cash during 2011 and the 2010 Combined Period, respectively, due to increased sales in each period.

•         Inventory increases used $10.9 million of cash during 2011 to satisfy increased customer demand.  Inventory declined in the 2010 Combined Period providing $1.3 million of cash.

•         Prepaid expenses used $0.9 million of cash in 2011 due to an increase value added taxes to be refunded.  In the 2010 Combined Period, prepaid expenses decreased $2.2 million primarily due to a reduction of derivative instruments.

•         Accounts payable increased in 2011 providing $2.9 million of cash as a result of higher purchases associated with higher sales volumes.  The 2010 Combined Period provided $15.5 million of cash, which includes the impact of approximately $16.0 million of early payment of supplier invoices during the fourth quarter of 2009. These early payments correspondingly reduced our cash usage requirements for 2010.

•         Accrued interest and other expense accruals used $10.2 million of cash in 2011 primarily due to an $8.7 million payment of interest on the Senior Subordinated Notes in early 2011.  In the 2010 Combined Period, accrued interest and other expense accruals provided $15.6 million of cash due to incentive compensation and customer rebate accruals increases during the year associated with higher sales and the interest accrual increase of the Senior Subordinated Notes which was subsequently paid in 2011.

Investing Activities.  Cash used for capital expenditures was $14.8 million for the year ended December 31, 2011, compared to $8.3 million and $7.7 million used for capital expenditures for the 2010 Combined Period and the year ended December 31, 2009, respectively.  Capital expenditures in 2011 included an expansion to our manufacturing facility in Hermosillo, Mexico and additional machinery and equipment at our Denton, Texas facility.

Financing Activities.  In 2011, the Company retired the $176.1 million of Senior Subordinated Notes outstanding and paid the related interest obligation of $8.7 million with the Trusteed Assets established in the December 2010 defeasance of the Notes.  During the 2010 Combined Period, the Company voluntarily repaid all $25 million of the second lien indebtedness due November 30, 2012.  The prepayment was funded primarily with borrowings under the then existing Working Capital Facility.  In 2009, financing activities consisted of net debt repayments of $16.3 million and receipt of $2.5 million upon terminating an interest rate hedge agreement.

2010 Predecessor Period (January 1, 2010 to December 2, 2010)

Operating Activities. Cash provided by operating activities for the 2010 Predecessor Period was $45.1 million. The change in operating assets and liabilities provided $21.7 million of cash during the 2010 Predecessor Period. The changes in operating assets and liabilities, excluding foreign currency translation effects, during the 2010 Predecessor Period included:

•    Accounts receivable increases from increased sales used $9.8 million of cash.

•    Inventory increases used $2.9 million of cash.

•    Prepaid expenses decreased, providing $3.1 million of cash. The decrease resulted primarily from the reduction of U.S. dollar currency hedges by our Australian subsidiary.

•    Accounts payable increased, providing $19.3 million of cash, which includes the impact of early payment of supplier invoices during the fourth quarter of 2009. These early payments correspondingly reduced our cash usage requirements for 2010.

•    Accrued interest and other expense accrual increases provided $12.0 million of cash. The accrued liabilities at the end of the 2010 Predecessor Period for customer rebates and incentive compensation were more than at year end 2009 due to increased sales in 2010 and early payment in 2009 of customer rebates typically paid in the subsequent year.

Investing Activities. Cash used for capital expenditures was $6.5 million for the 2010 Predecessor Period.

Financing Activities. During the 2010 Predecessor Period, we voluntarily repaid all $25.0 million of our second lien indebtedness due November 30, 2012. As a result of the prepayment, the Second Lien Facility terminated and liens on our and our subsidiaries’ property and assets thereunder were released. We funded our prepayment primarily with borrowings under our then existing working capital facility, which held first liens on our subsidiaries’ property and assets.

2010 Successor Period (December 3, 2010 to December 31, 2010)

Operating Activities. Cash used in operating activities for the 2010 Successor Period was $7.7 million. The change in operating assets and liabilities provided $6.2 million of cash during the 2010 Successor Period. The changes in operating assets and liabilities, excluding foreign currency translation effects, during the 2010 Successor Period included:

•    Accounts receivable decreases provided $2.9 million of cash due to collection activities.

•    Inventory decreases provided $4.2 million of cash.

•    Prepaid expenses increased, using $0.8 million of cash.

•    Accounts payable decreased, using $3.8 million of cash.

•    Accrued interest and other expense accrual increases provided $3.7 million of cash.

Investing Activities. Cash used for capital expenditures was $1.8 million for the 2010 Successor Period.

Financing Activities. Thermadyne was acquired by affiliates of IPC on December 3, 2010 in a merger in which Thermadyne continued as the legal entity and became a wholly-owned subsidiary of Technologies. In connection with the financing of the Merger, we issued $260.0 million of 9% Senior Secured Notes due 2017 and entered into a new $60.0 million Working Capital Facility under which no borrowings were incurred. The funds from the new equity contributions and the existing notes were used to fund the cash merger consideration of $213.9 million, to deposit $183.7 million with the Trustee to defease the outstanding Senior Subordinated Notes due 2014, which were repaid on February 1, 2011, and to pay $31.7 million of Acquisition and debt issuance costs.

For 2012, capital spending is expected to be approximately $16 million.   We expect our operating cash flows and available borrowings under the Working Capital Facility will be sufficient to meet our anticipated capital expenditures and debt service requirements.

Long-Term Debt

Senior Secured Notes due 2017

On December 3, 2010, we issued $260.0 million in aggregate principal of the existing notes.  The net proceeds from this issuance, together with funds received from the equity investments made by affiliates of IPC, its co-investors and certain members of our management, were used to finance the Acquisition, to redeem the Senior Subordinated Notes due 2014 and to pay the transaction related expenses.  On March 6, 2012, we issued $100 million in aggregate principal amount of Additional Notes at par plus accrued but unpaid interest since December 15, 2011.  The Original Notes and the Additional Notes are treated as a single series under the Indenture and are therefore subject to the same terms, conditions and rights under the Indenture.  We used the net proceeds from the sale of the Additional Notes and cash on hand to pay a cash dividend of $93.5 million to Technologies, our parent company, to allow it to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to this offering and the related Consent Solicitation required to amend the Indenture in connection with this offering.  We made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5.2 million, to Holders of such notes in connection with the solicitation of consents to amend the Indenture and the issuance of the Additional Notes.

The notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future domestic subsidiaries and by our Australian subsidiaries, Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd. The existing notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of our and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, our and the guarantors’ obligations under our Working Capital Facility), including the capital stock of each of our subsidiaries (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis by substantially all the collateral that secures the Working Capital Facility on a first priority basis.

The notes and the guarantees rank equal in right of payment with any of our and the guarantors’ senior indebtedness, including indebtedness under the Working Capital Facility. The notes and the guarantees rank senior in right of payment to any of our and the guarantors’ existing and future indebtedness that is expressly subordinated to the notes and the guarantees and are effectively senior to any unsecured indebtedness to the extent of the value of the collateral for the notes and the guarantees. The notes and the guarantees are effectively junior to our and the guarantors’ obligations under the Working Capital Facility to the extent our and the guarantors’ assets secure such obligation on a first priority basis and are effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the notes and the guarantees or secured by a prior lien in the collateral for the notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness.

On or after December 15, 2013, we may redeem the notes, in whole or part, at redemption prices set forth in the Indenture (expressed as a percentage of principal amount of notes to be redeemed) ranging from 106.75% to 100%, depending on the date of redemption. At any time prior to December 15, 2013, we may redeem, subject to applicable notice and other requirements:

•    during each twelve-month period commencing with the issue date, up to 10% of the original aggregate principal amount of notes issued under the Indenture (including additional notes) at a redemption price of 103%;

•    all or a part of the notes at a redemption price equal to 100% of the principal amount of notes to be redeemed plus a “make-whole” premium, as determined in accordance with the Indenture; and

•    on one or more occasions, at our option, up to 35% of the original aggregate principal amount of notes issued under the Indenture (including additional notes), at a redemption price of 109% of the aggregate principal amount thereof, with the net cash proceeds of one or more equity offerings of the Company or any of its direct or indirect parents to the extent such proceeds are received by or contributed to the Company.

In addition to the applicable redemption prices, for each redemption the Company must also pay accrued and unpaid interest and special interest, if any, to, but excluding, the applicable redemption date. If we sell certain assets or experiences specific kinds of changes of control, we must offer to repurchase the notes.

The notes contain customary covenants and events of default, including covenants that, among other things, limit the our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; make certain investments; sell, transfer or otherwise convey certain assets; create liens; designate our future subsidiaries as unrestricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates.

Upon a change of control, as defined in the Indenture, each holder of the existing notes has the right to require us to purchase the existing notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest.

The Indenture contains certain covenants of us and the guarantors that limit the payments of dividends, incurrence of additional indebtedness and guarantees, issuance of disqualified stock and preferred stock, transactions with affiliates and a merger, consolidation or sale of all or substantially all of our assets. As of December 31, 2011, we were in compliance with all applicable covenants.

Senior Subordinated Notes due 2014

On December 3, 2010, we called for the redemption of $172.3 million aggregate outstanding 9 1/4% Senior Subordinated Notes due 2014 on February 1, 2011 at a price of 101.542% plus accrued and unpaid interest. We irrevocably deposited, with the Trustee, funds sufficient to pay the Redemption Price of the Senior Subordinated Notes.

We remained the primary obligor of the Senior Subordinated Notes through February 1, 2011. Accordingly, the Senior Subordinated Notes and related assets placed with the Trustee remained on our balance sheet through the redemption date, and were classified as current at December 31, 2010. Successor’s opening balance sheet at December 3, 2010 includes the fair value of the Senior Subordinated Notes due 2014 at that date of $177.1 million.

The Trustee acknowledged the satisfaction and discharge of the indenture relating to the Senior Subordinated Notes as of December 3, 2010 and informed us the Senior Subordinated Notes were paid on February 1, 2011.

The Senior Subordinated Notes accrued interest at the rate of 9 1/4% per annum payable semi-annually in arrears on February 1 and August 1 of each year.

The indenture provided for the payment of an additional special interest adjustment based on the Company’s consolidated leverage ratio.  During the period from January 1, 2011 until the debt’s redemption on February 1, 2011, the quarterly special interest adjustment resulted in additional interest expense of $0.036 million. The quarterly special interest adjustment resulted in additional interest expense of $101 for the period from December 3, 2010 through December 31, 2010, $2.7 million for the period from January 1, 2010 through December 2, 2010 and $1.5 million for the year ended December 31, 2009.

Interest on the Senior Subordinated Notes due 2014, excluding the special interest adjustment, totaled $1.3 million for the period from January 1, 2011 until the debt’s redemption on February 1, 2011.  Interest on the Senior Subordinated Notes due 2014 totaled $1.3 million from December 3, 2010 through December 31, 2010.  During the period from January 1, 2011 until the debt’s redemption on February 1, 2011, $1.1 million of the fair value premium recorded for the Senior Subordinated Notes was amortized as a reduction of interest expense.  During the period December 3, 2010 through December 31, 2010, $1.0 million of the fair value premium recorded for the Senior Subordinated Notes was amortized as a reduction of interest expense.

Working Capital Facility

On December 3, 2010, we entered into a Fourth Amended and Restated Credit Agreement (the “GE Agreement”) with General Electric Capital Corporation as lender, swingline lender and administrative agent (the “Working Capital Facility”). The Working Capital Facility provides for borrowings not to exceed $60.0 million, including up to $10.0 million for letters of credit and $10.0 million for swingline loans, subject to borrowing base capacity. We have the option to increase commitments under the Working Capital Facility by up to $25.0 million. The Working Capital Facility matures on December 3, 2015.

The Indenture limits the aggregate principal amount outstanding at any one time under the Working Capital Facility to the greater of $60.0 million or the borrowing under the borrowing base capacity determined as:

•    85% of the aggregate book value of eligible accounts receivable consisting of the receivables from U.S., Canadian, and Australian customers as of such date; plus

•    the lesser of (a) 85% of the aggregate net orderly liquidation value of eligible inventory consisting of the U.S. and Australian-based inventories (subject to certain reserves and adjustments) multiplied by a percentage representing the net orderly liquidation value of the book value of such inventory and (b) 65% of the aggregate book value of the sum of the eligible inventory valued at the lower of cost or market; less

•    reserves established at Agent’s permitted discretion.

Borrowings under the Working Capital Facility adjust based on average excess borrowing availability under the Working Capital Facility. If the average excess borrowing availability is greater than or equal to $25.0 million, the applicable interest rate will be LIBOR plus 2.75%. If the average excess borrowing availability is less than $25.0 million, the applicable margin will be LIBOR plus 3.0%. We have the option to have borrowings bear interest at a base rate plus applicable margins as set forth in the GE Agreement.

Commitment fees are payable in respect of unutilized commitments at (i) 0.75% per annum if outstanding loans (including swingline loans) and letters of credit are less than or equal to 50% of the aggregate amount of such commitments or (ii) 0.50% if the outstanding loans (including swingline loans) and letters of credit are greater than 50% of the aggregate amount of such commitments.

If at any time the aggregate principle amount of outstanding loans (including swingline loans), unreimbursed letter of credit drawings and undrawn letters of credit under the Working Capital Facility exceed the lesser of (i) the aggregate commitments under the Working Capital Facility and (ii) the borrowing base, we will be required to repay outstanding loans and then use cash to collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.

All obligations under the Working Capital Facility are unconditionally guaranteed by our parent Technologies and substantially all of our existing and future, direct and indirect, wholly-owned domestic subsidiaries and our Australian subsidiaries, Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd. The Working Capital Facility is secured, subject to certain exceptions, by substantially all of the assets of the guarantors and Technologies, including a first priority security interest in substantially all accounts receivable and other rights to payment, inventory, deposit accounts, cash and cash equivalents and a second priority security interest in all assets other than the Working Capital Facility collateral.

Borrowings outstanding under the Working Capital Facility on December 3, 2010 of approximately $3.3 million were paid on that date. At December 31, 2011, approximately $1.4 million of letters of credit were outstanding and the unused availability, net of these letters of credit, was approximately $53.0 million.

The Company’s weighted average interest rate on its short-term borrowings was 4.78% for the year ended December 31, 2011, 5.71% for the period from January 1, 2010 through December 2, 2010 and 6.45% for the year ended December 31, 2009, respectively.  There were no borrowings under the Working Capital Facility during the period from December 3, 2010 through December 31, 2010.

The Working Capital Facility includes negative covenants that limit our ability and the ability of our parent, Technologies, and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of our assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem our or our parent’s capital stock; prepay or redeem certain indebtedness; amend or otherwise alter terms of subordinated debt or the notes; enter into transactions with affiliates; change our fiscal year; and change the status of our parent as a passive holding company. The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.1 if the excess availability under the Working Capital Facility is less than $9.0 million (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). As of December 31, 2011, we were in compliance with all applicable covenants.

Concurrently with the closing of the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described in “Recent Developments” above.  As amended, the credit agreement permits us to incur an unlimited amount of additional indebtedness under the Indenture provided that no event of default thereunder has occurred and is continuing and such additional indebtedness is on terms and conditions substantially similar to those governing the existing notes. We also must meet various use of proceeds restrictions and an availability requirement and demonstrate that before and after giving effect to the incurrence of such additional indebtedness, we are in compliance with certain fixed charge and leverage ratios.

Second Lien Facility

In June 2010, Predecessor voluntarily repaid all of the second lien indebtedness due November 30, 2012 and terminated the related credit agreement. The prepayment was funded primarily with borrowings under our Working Capital Facility.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of December 31, 2011.

	Payments Due by Period
		Less than	1-3	3-5	More Than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars in thousands)
Long-term debt	$ 260,000	$ -	$ -	$ -	$ 260,000
Interest payments related to long-term debt and capital leases	143,414	23,747	46,054	46,146	27,467
Capital leases	5,322	1,715	2,802	805	-
Operating leases	40,478	7,964	13,933	9,645	8,936
Total	$ 449,214	$ 33,426	$ 62,789	$ 56,596	$ 296,403

At December 31, 2011, we had issued letters of credit totaling $1.4 million under the Working Capital Facility.  See Note 19 – Employee Benefit Plans to the consolidated financial statements for the Company’s obligation with respect to its pension and post-retirement benefit plans and Note 15 – Income Taxes regarding amounts potentially payable for uncertain tax positions.

Liquidity

Our ability to make scheduled payments on our indebtedness, including the notes, and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on the notes or our other indebtedness.

If our cash flows and capital resources are insufficient to meet our indebtedness service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, including the notes, before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we will be able to pay our indebtedness or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs. Any refinancing of any of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indenture governing the notes, may limit or prevent us from taking any of these actions. We cannot assure you that we would be able to refinance or restructure our indebtedness, obtain equity capital or sell assets or operations on commercially reasonable terms or at all.

If for any reason we are unable to meet our debt service obligations under any of our debt, we would be in default under the terms of the agreements governing such outstanding indebtedness. If such a default were to occur, the lenders under such debt could elect to declare all amounts outstanding under it immediately due and payable, and in the case of the Working Capital Facility, the lenders would not be obligated to continue to advance funds under the Working Capital Facility. If the amounts outstanding under our debt were accelerated, it could cause an event of default under other indebtedness or allow other indebtedness to be accelerated. We cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to holders of notes if any indebtedness were accelerated.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of any notes outstanding, prepayments of our term loans or other retirements or refinancing of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations.

Market Risk and Risk Management Policies

Our earnings and cash flows are subject to exposure to changes in the prices of certain commodities, particularly copper, brass and steel.  Our earnings and cash flows are also impacted by fluctuations in foreign currency exchange rates as well as changes in the interest rates on our debt arrangements.  Our Working Capital Facility related interest costs are subject to change with changes in LIBOR. See “Quantitative and Qualitative Disclosures About Market Risk” below.

Effect of Inflation and Deflation; Seasonality

In an environment of increasing raw materials costs wherein we are increasing prices, we may not be able to increase prices quickly enough.  Our agreements with customers require 60 to 90 days notice and various administrative procedures are necessary to implement the changes.  To the extent we are unable to maintain our sales prices to our customers, or to react as quickly as the market may change, our profitability could be adversely affected.  Conversely, in an environment of decreasing raw materials prices and recessionary economic pressures, competitive conditions can cause sales price discounting before we can recover the higher costs of previously purchased materials.

In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, certain % of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance. Our general operating expenses, such as salaries, employee benefits and facilities costs, are subject to normal inflationary pressures. Our operations are generally subject to mild seasonal increases in the second and third calendar quarters and decreases in the fourth calendar quarter.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. The Successor accounting entity formed on December 3, 2010 adopted accounting policies consistent with the Predecessor. We believe the following are the more critical judgmental areas in the application of our accounting policies that affect our financial condition and results of operations.

Basis of Presentation

The Acquisition is being accounted for in accordance with United States accounting guidance for business combinations and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010.

Although Thermadyne continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one.  In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis.  As a result, the accompanying consolidated statements of operations, cash flows, and stockholders’ equity are presented for two different reporting entities for the year ended December 31, 2010: Predecessor, which relates to the period preceding the Acquisition (prior to December 3, 2010), and Successor, the period succeeding the Acquisition, respectively.

Accounts Receivable and Allowances

We maintain an allowance for doubtful accounts for estimated collection losses and adjustments. We estimate this allowance based on our knowledge and review of historical receivables, write-off trends and reserve trends, the financial condition of our customers and other pertinent information. If the financial condition of our customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required.

Inventories

Inventories are a significant asset, representing 16% of total assets at December 31, 2011. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last-in, first-out (LIFO) method, which represents 78% of consolidated inventories, and our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 22% of consolidated inventories.

We regularly apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock.  We provide write-downs as judged necessary.  If we do not achieve our expectations of the net realizable value of our inventory, future losses may occur.

Property, Plant and Equipment

Prior to the date of the Acquisition of December 3, 2010, property, plant and equipment were carried at historical cost and depreciated using the straight-line method. At December 3, 2010, property, plant and equipment were adjusted to fair value based on the premise of continued use.  Management, with assistance from an asset appraisal firm, estimated the fair value of equipment by determining new reproduction cost, utilizing the historical original cost of each equipment asset and adjusting cost to such date using industry trend factors and consumer price indices. Once new reproduction cost was established, considerations were made for depreciation, which reflected the estimated economic life of the asset, remaining economic useful life and used equipment trends.  The average estimated lives utilized in calculating depreciation are as follows: buildings—25 years, and machinery and equipment—3 to 10 years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Land was valued based on comparable sales.

Intangible Assets

 Goodwill and trademarks have indefinite lives. Customer relationships and intellectual property bundles (including patents) are amortized on a straight-line basis over an estimated useful lives of 20 years.

Goodwill was calculated as of the date of the Acquisition for Successor, measured as the excess of the consideration transferred over the net of the Acquisition date amounts of the identifiable assets (including intangible assets) acquired and the liabilities assumed.

Goodwill and trademarks are tested for impairment annually, as of December 1st (Successor) and October 1st (Predecessor), or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.  The impairment analysis is performed on a consolidated enterprise level based on one reporting unit.

In 2011, the Company adopted Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which was issued by the FASB in September 2011.  This standard permits an entity to conduct a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  If it is concluded that this is the case, it is necessary to perform the currently-prescribed two-step goodwill impairment test.  As part of the qualitative assessment, an entity considers factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the entity, as well as other non-financial variables that could impact the value of an entity.  The Company has determined that no impairment of goodwill existed at December 1, 2011.

In 2010, the goodwill impairment test involved the comparison of the carrying amount of the reporting unit’s goodwill to its estimated fair value.  An impairment would be recorded if the carrying amount exceeded the estimated enterprise fair value.  To estimate enterprise fair value, management relied primarily on its determination of the present value of expected future cash flows. Significant judgments and estimates about current and future conditions were used to estimate the fair value.  In estimating future cash flows, management estimated future sales volumes, sales prices, changes in commodity costs and the weighted cost of capital.  Management also considered market value comparables and, as applicable, the current market capitalization of the Company in determining whether impairment exists. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could cause actual results to vary significantly from the estimates.  The Company determined that no impairment of goodwill existed at December 31, 2010.

 Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could cause actual results to vary significantly from management’s estimates.

Revenue Recognition

We sell a majority of its products through distributors with standard terms of sale of FOB shipping point or FOB destination. Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, the seller’s price is fixed and determinable, and collectability is reasonably assured.

We sponsor a number of annual incentive programs to augment distributor sales efforts including certain rebate programs and sales and market share growth incentive programs.  Rebate programs established by the Company are communicated to distributors at the beginning of the year and are earned by qualifying distributors based on increases in purchases of identified product categories and based on relative market share of the Company’s products in the distributor’s service area.  We accrue the estimated costs throughout the year and the costs associated with these sales programs are recorded as a reduction of revenue.  Rebates are paid periodically during the year.

Terms of sale generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon estimated warranty liabilities from historical experience, are recorded. For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.

Research and Development Costs

Research and development is conducted in connection with new product development with costs of approximately $4.2 million and $4.0 million in 2011 and the 2010 Combined Period, respectively.  The costs relate to materials used in the development process and allocated engineering personnel costs and are reflected in SG&A expenses as incurred.

Income Taxes

We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to the excess of the Acquisition accounting valuation over the tax basis of our primary operating subsidiary, net operating loss carryforwards, fixed assets, intangible assets and post-employment benefits.

We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. In making this assessment we consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2011, a valuation allowance has been recorded against a portion of our deferred tax assets which consist primarily of U.S. net operating loss carryovers. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.

A substantial portion of the earnings of our foreign subsidiaries are included in our U.S. income tax return under I.R.C. Section 956.  This requires the earnings of a foreign subsidiary which guarantees the borrowings of its U.S. parent to be included in U.S. income.  Upon actual distribution of those earnings previously taxed under I.R.C. Section 956, we are not subject to U.S. income taxes but may be subject to withholding taxes payable in the foreign jurisdiction. See Note 15 – Income Taxes to the consolidated financial statements.

For the undistributed earnings of non-U.S. subsidiaries not subject to I.R.C. Section 956, no provision is made for U.S. income taxes. These earnings are permanently invested or otherwise indefinitely retained for continuing international operations.  Determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

As of December 31, 2011, we had federal net operating loss carryforwards of approximately $135.4 million from the years 2001 through 2010 available to offset future federal taxable income. Similarly, we had state net operating loss carryforwards to offset state taxable income in varying amounts. While such net operating loss carryforwards are subject to expiration and limitations as discussed under “Risk Factors—Risks Relating to our Business—The acquisition transactions and future transactions could limit our use of net operating loss carryforwards,” we currently expect to utilize net operating loss carryforwards to offset a substantial portion of our federal and state taxable income over the next few years.

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

Factors That May Affect Future Results

For a discussion of factors that may affect future results see the “Risk Factors” section.

Recently Issued Accounting Standards

Comprehensive Income.    In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied by the Company beginning in 2012.  ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

Goodwill.   In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), to permit an entity to conduct a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  ASU 2011-08 is intended to simplify how an entity tests goodwill for impairment.  This standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted and was applied by the Company beginning in the fourth quarter of 2011 as part of the Company’s annual test for goodwill impairment.

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

Approximately 68% of total net sales are denominated in U.S. dollars.  The balance of the remaining sales are conducted in foreign currencies consisting primarily of Australian dollars and the Euro.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, Italy and Malaysia for sales into those regions.  Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates.  At December 31, 2011, there were no outstanding borrowings under this Facility.  A hypothetical 100 basis point change in LIBOR would result in a change in interest expense of approximately $10 thousand annually for each $1 million of outstanding indebtedness under the Facility.

Item 8.  Financial Statements and Supplementary Data

The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements in Item 15 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in the reports we file or submit, or otherwise would be required to file or submit, under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.  Management is required to apply judgment in evaluating its controls and procedures.

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2011.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

(b) Management’s Assessment of Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

 (c)  Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to the individuals who are currently serving as the members of our Board of Directors (the “Board of Directors” or the “Board”) as well as information relating to our executive officers:

Name	Age	Position(s)
Michael A. McLain.............................................	61	Chairman and Director
Martin Quinn.......................................................	55	Chief Executive Officer and Director
Jeffrey S. Kulka....................................................	55	Executive Vice President – Chief Financial Officer
Terry A. Moody..................................................	48	Executive Vice President – Global Operations
Nick H. Varsam.....................................................	50	Vice President, General Counsel and Corporate Secretary
James O. Egan......................................................	63	Director
Douglas R. Korn..................................................	49	Director
Joshua H. Neuman..............................................	38	Director
C. Thomas O’Grady.............................................	60	Director
Eric K. Schwalm...................................................	52	Director

Set forth below is biographical information regarding our directors and executive officers:

Michael A. McLain became a director and Chairman of the Board immediately upon completion of the Merger on December 3, 2010. In March 2012, Mr. McLain was appointed as a Senior Advisor for IPC’s industrial practice.  He has been an advisor to IPC since October 2008 and has had extensive experience working with private equity-backed companies. Mr. McLain was formerly President, Chief Executive Officer and Director of Aearo Technologies Inc., a leading industrial and consumer safety company, from 1998 through April 2008 when Aearo was purchased by 3M Corporation. IPC was the primary shareholder of Aearo Technologies from 2004 to 2006. Prior to this he served as President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products that was sold to S. C. Johnson and Son, Inc. in 1998. He is currently a director of PlayCore Holdings, Inc., an IPC portfolio company, Timex Corporation and Porex Corporation. Mr. McLain’s extensive experience in the industrial products and consumer products industries, together with his previous experience with IPC portfolio companies, make him a valuable member of the Board of Directors in providing strategic and operational counsel to management as well as critical guidance on working collaboratively with our principal stockholder to grow the value of our business and enhance our products’ brand strength and technologies.

Martin Quinn has been with us for over 27 years, since joining a predecessor company in 1984. He was appointed President in August 2009, Chief Executive Officer in April 2011 and became one of our directors immediately upon completion of the Merger on December 3, 2010. From April 2005 to August 2009, he served as our Executive Vice President of Global Sales. From 1999 to March 2005, Mr. Quinn served as Vice President Marketing and Sales—Asia Pacific. Prior to that, he was Managing Director—Asia. He was previously employed by Newsteel Pty. Ltd and Readymix Concrete Pty Ltd. He currently serves on the finance committee of the American Welding Society. Mr. Quinn’s in-depth knowledge of all elements of our business, developed over his more than 27 years’ experience in every aspect of managing the Company, from running manufacturing facilities to building businesses from scratch in Asia, and leadership of the Company bring the knowledge and successful hands-on experience critical to helping the Board of Directors establish and oversee the execution of the Company’s strategic business plans and priorities.

Jeffrey S. Kulka joined us in October 2011 as Executive Vice President—Chief Financial Officer. Mr. Kulka most recently served as Senior Vice President and Chief Financial Officer of Harlan Laboratories, Inc., a private equity backed, $400 million global provider of preclinical research tools and services to the pharmaceutical, biotechnology, agrochemical, industrial chemical and food industries. Prior to joining Harlan in 2009, Mr. Kulka served as Senior Vice President, Chief Financial Officer and Treasurer of Aearo Technologies Inc., until it was acquired by 3M in 2008. Prior to joining Aearo, Mr. Kulka spent 10 years with Augat Inc., a global designer and manufacturer of electromechanical components for the electronics industry, in a variety of assignments in domestic and international settings.

Terry A. Moody joined us in July 2007 as Executive Vice President of Global Operations. He was formerly employed for over two years by Videocon Industries, a privately held manufacturer of high end digital products, where he served as the Chief Operating Officer and Senior Vice President of Americas and Europe. Prior to Videocon, he was employed for 11 years with Thomson S.A., the French consumer electronics company, where he served the last three years of his employment as General Manager and Vice President of Americas Displays.

Nick H. Varsam joined us in July 2009 as Vice President, General Counsel and Corporate Secretary. He has been an attorney specializing in securities transactions and compliance, mergers and acquisitions and corporate governance for over 20 years. Prior to joining us, he was a partner with the St. Louis-based law firms Armstrong Teasdale LLP from January 2007 to February 2009 and Blackwell Sanders LLP from July 2006 to December 2006. From 2001 to 2005, he was Vice President, General Counsel and Secretary of Huttig Building Products, Inc., a publicly traded distributor of residential building products. Prior to joining Huttig, he was a partner with the law firm Bryan Cave LLP.

James O. Egan was appointed to our Board of Directors and as Chairman of our Audit Committee in March 2011. Mr. Egan served as a Managing Director of Investcorp International, Inc., an alternative asset management firm specializing in private equity, hedge fund offerings and real estate and technology investments, from 1998 through 2008. Mr. Egan was the partner-in-charge, M&A Practice, U.S. Northeast Region for KPMG LLP from 1997 to 1998 and served as the Senior Vice President and Chief Financial Officer of Riverwood International, Inc. from 1996 to 1997. Mr. Egan began his career with PricewaterhouseCoopers (formerly Coopers & Lybrand) in 1971 and served as partner from 1982 to 1996 and a member of the Board of Partners from 1995 to 1996. He currently serves as a director of PHH Corporation, where he is non-executive chairman of the board and chairman of the audit committee, and New York & Company, Inc., where he also serves as a member of the audit committee. He also currently serves as a director and the chair of the audit committee of Dots, LLC, an IPC portfolio company. Mr. Egan’s more than 40 years of business experience across numerous industries and public and private companies, including 25 years of public accounting experience and 10 years of private equity experience and service on the board of directors and board committees of other public and private companies, bring to the Board of Directors a wide range of strategic, operational, financial and governance qualifications and skills to contribute as a director.

Douglas R. Korn became one of our directors immediately upon completion of the Merger on December 3, 2010. Mr. Korn is a Senior Managing Director of IPC, a position he has held since 2008. His areas of investment focus include general industrial businesses and consumer products. From 1999 to 2008, he was a Senior Managing Director of Bear, Stearns & Co. Inc. and a Partner and Executive Vice President of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc. and the predecessor to IPC. Prior to joining Bear Stearns in January 1999, he was a Managing Director of Eos Partners, L.P., an investment partnership. He has previously worked in private equity with Blackstone Group and in investment banking with Morgan Stanley. He currently serves as a director of Vitamin Shoppe Industries, Inc. and on the board of directors or as chairman of several private companies and charitable organizations. As a result of these and other professional experiences, Mr. Korn possesses particular knowledge and experience in business strategy and corporate oversight, finance and capital structure and design and oversight of management compensation plans, each of which strengthen the Board’s collective qualifications, skills and experience.

Joshua H. Neuman became one of our directors immediately upon completion of the Merger on December 3, 2010. Mr. Neuman is a Managing Director of IPC. His current areas of investment focus include business and financial services and general industrial businesses. Prior to joining IPC in 2001, he worked at Donaldson, Lufkin, and Jenrette in the Real Estate Merchant Banking and Leveraged Finance groups. He currently serves as a director of Ironshore, Inc. Mr. Neuman’s experience in business and financial services and general industrial businesses allows him to contribute the knowledge of industry, market and financial standards and benchmarks to help the Board identify, measure and oversee management’s execution of our business priorities.

C. Thomas O’Grady was appointed to our Board of Directors in May 2011. In March 2012, Mr. O’Grady was appointed as a Senior Advisor for IPC’s industrial practice.  From 2005 until his retirement in February 2012, Mr. O’Grady served as Senior Vice President, Business Development of Cooper Industries plc. He joined Cooper from Roper Industries, where he served as Vice President, Mergers and Acquisitions, since 2001. Previously, Mr. O’Grady worked for FMC Corporation as Corporate Director of Acquisitions. Mr. O’Grady’s extensive experience in corporate development, including mergers and acquisitions, brings to the Board of Directors the critical insight needed to develop and execute an acquisition growth strategy and identify and evaluate new market opportunities.

Eric K. Schwalm was appointed to our Board of Directors in May 2011. Mr. Schwalm is Vice President and a director and partner of Bain & Company. He joined Bain in 1987 and was promoted to partner in 1993. Mr. Schwalm leads the North American Industrial Practice Group and is an active member of the Consumer Products and Organizational Effectiveness Practice Groups of Bain. Prior to joining Bain, Mr. Schwalm worked in business planning for Ford Motor Company and at Dravo Engineering Company. Mr. Schwalm brings to the Board many years of experience in the development of global industrial end markets and product platforms, and with global organizational development and management systems, which enhances the Board’s strategic oversight capabilities and effectiveness.

The Board of Directors and Committees of the Board

Our Board of Directors is composed of seven directors. Each director serves for an annual term and until his successor is elected and qualified. As a result of Irving Place Capital’s control of our parent company, Irving Place Capital has the ability to designate all of our directors and to remove any or all of our directors that it appoints.

Although not formally considered by our Board because our securities are not registered or traded on any national securities exchange, we believe that three of our directors, Mr. Egan, Mr. O’Grady, and Mr. Schwalm, would be considered “independent” for either Board or Audit or Compensation Committee purposes based upon the listing standards of NASDAQ, the exchange on which our common stock was listed prior to the Merger. We believe our other four directors would not be considered independent because of their relationships with affiliates of Irving Place Capital, which own approximately 98.6% of our outstanding common stock on a fully diluted basis, and employment and other relationships with us, all as described more fully under Item 13 (“Certain Relationships and Related Party Transactions”) of this Annual Report on Form 10-K.  Our Board has considered that there are no transactions, relationships or arrangements between the Company and Mr. Egan, Mr. O’Grady or Mr. Schwalm  and affirmatively determined that Mr. Egan meets the heightened criteria for independence applicable to members of audit committees under SEC rules and NASDAQ listing standards.

Effective March 8, 2011, we appointed an Audit Committee comprised of James O. Egan and Joshua H. Neuman, with Mr. Egan serving as the Committee’s Chairman, and the Board of Directors determined that Mr. Egan qualifies as an “audit committee financial expert” as defined under SEC rules. We also appointed a Compensation Committee comprised of Mr. Neuman and Douglas R. Korn, with Mr. Korn serving as the Committee’s Chairman. We do not have a Nominating and Corporate Governance Committee. Messrs. Korn and Neuman, along with Michael A. McLain and Martin Quinn, are not considered independent.

Code of Ethics

The Company has adopted a code of ethics applicable to certain members of Company management, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of ethics is available on the Company’s website at www.thermadyne.com. The Company will provide to any person without charge, upon request, a copy of the code of ethics. A request for the code of ethics should be made by writing to the Company’s Secretary, c/o Thermadyne Holdings Corporation, 16052 Swingley Ridge Road, Suite 300, Chesterfield, Missouri 63017. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or a waiver from, a provision of this code of ethics by posting such information on its website at www.thermadyne.com.

Audit Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

Management is responsible for internal control over financial reporting, the financial reporting process and compliance with laws and regulations. Our independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and issuing reports thereon. The Audit Committee’s responsibility is to monitor and oversee this process. Each fiscal year, the Audit Committee devotes the attention it deems necessary and appropriate to each of the matters assigned to it under its charter. The Audit Committee’s duties and responsibilities do not include conducting audits or accounting reviews. Therefore, the Audit Committee has relied on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States and on the representations of the independent registered public accountants, which are included in its report on the consolidated financial statements. The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011, the Audit Committee:

  Reviewed and discussed the Company’s audited consolidated financial statements with management;
  Discussed with the Company’s independent registered public accounting firm, KPMG LLP, the matters required to be discussed by Statement on Auditing Standards (“SAS”) No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and
  Received the written disclosures and the letter from KPMG LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding KPMG LLP’s communications with the Audit Committee concerning independence, and has discussed with KPMG LLP their independence.

Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

Audit Committee of the Board of Directors

James O. Egan (Chair)

Joshua H. Neuman

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Introduction

The following Compensation Discussion and Analysis describes our executive compensation program for 2011 and, where we indicate specifically, certain elements of our 2012 program. The Compensation Committee of the Board of Directors, which for purposes of this discussion we refer to as the “Committee,” is responsible for administering, establishing and recommending to the Board of Directors the total compensation package of the named executive officers.  Our “named executive officers” for 2011 include Messrs. Quinn, Kulka, McLain, Moody and Varsam.  For purposes of this discussion, our former Chief Financial Officer Steven A. Schumm is also considered a named executive officer.

Philosophy and Goals of Executive Compensation Program

We recognize that our ability to grow profitably and exceed our customers’ expectations depends on the integrity, knowledge, skill, creativity and work ethic of our employees, and these are core values on which we place the highest value. To that end, we strive to create a work environment that rewards results and commitment, provides meaningful work and advancement opportunities to our employees, and takes into account the changing demands and challenges that our employees face during uncertain economic times.

The primary purposes of the total compensation package we provide to our named executive officers are (i) to attract, retain and motivate highly talented individuals to achieve business success without compromising our core values in a highly competitive marketplace and (ii) to establish a strong link between pay and performance at both the Company and the individual level. Particularly during a time of economic challenges, we believe that hiring and retaining executives with the skill and knowledge necessary to meet the demands that we face is especially important. Because such talent is critical to our future, we must be competitive in attracting and retaining our key executives. As a private company, our compensation decisions with respect to our named executive officers are also based on the goal of achieving performance at levels necessary to provide meaningful returns to the primary stockholder of our parent, Thermadyne Technologies Holdings, Inc., upon an ultimate liquidity event.

The Committee believes our executive compensation program is designed to provide competitive opportunities to our executives, as well as motivate them to achieve the performance goals that our Board of Directors establishes as part of our annual business plan and the strategic initiatives under our long-term strategic plan. We strive to align our compensation program with our business and strategic plans so that we may accomplish the following additional objectives:

•  support our position as an industry leader in the cutting and welding industry;

•  motivate and inspire employee behavior that creates a culture of top performance and exceeding customer expectations;

•  achieve our operational and strategic business initiatives; and

•  increase stockholder value.

With these goals in mind, we measure the success of our compensation program by:

•  the Company’s overall business performance, including whether we achieve or surpass our business performance goals;

•  the level of active engagement and initiative of our employees;

•  the retention and, as the circumstances merit, addition of key employees who are best positioned to help us achieve our business success; and

•  our ability to generate greater rewards commensurate with greater individual contributions toward both short-term and long-term performance.

Elements of Executive Compensation Program

For 2011, the key elements are base salary, annual cash incentive awards and one-time grants of options to purchase common stock of our parent company, Thermadyne Technologies Holdings, Inc.

Compensation Element	Key Features
Base salary

Rewards short-term performance by providing fixed amount of compensation for performance of day-to-day executive responsibilities commensurate with level of experience and respective executive position; set at a level that is competitive with external opportunities — but not necessarily based on market or peer group benchmarks or midpoints — and adjusted based on consideration of individual performance, internal pay equity, changes in the executive’s role or the nature and scope of his or her responsibilities, and approved increases in compensation across the organization as contemplated in the Company’s annual business plan.

Annual cash incentive award	Rewards short-term performance by providing short-term, incentive-based cash payment for achieving financial targets and other business objectives established at start of each year.
Long-term incentive award

Designed to reward long-term performance, build executive stock ownership and retain executives. Long-term incentives are designed as one-time grants of stock options that vest over time and have increasing exercise prices to incentivize employees to increase stockholder value.

Other compensation	Perquisites and matching contributions to the 401(k) plan.

We have designed our executive compensation program and practices so as not to encourage unnecessary or excessive risk-taking. Specifically, we believe that our executive compensation program reflects an appropriate mix of compensation elements and carefully balances current and long-term performance objectives, cash and equity compensation, and risks and rewards associated with executive responsibilities. The following features of our incentive-based compensation program illustrate this point:

•  our performance goals and objectives and their associated performance periods reflect a balanced mix of performance measures designed to avoid excessive weight on a certain goal or performance measure or incentives for excessive risk taking;

•  our annual incentives provide a defined range of payout opportunities based on percentages of target payouts and do not rely on a single performance metric;

•  equity incentive awards are granted in the form of stock options primarily as one-time grants and in certain limited circumstances, such as a significant increase in responsibilities, as additional compensation with escalating exercise prices and five-year vesting terms, which means that executives have continuing incentives to increase stockholder value and that their awards could decrease significantly in value if our business is not managed successfully for the long term; and

•  the Committee retains discretion to adjust compensation based on the quality of Company and individual performance, execution of the Company’s strategic initiatives and adherence to the Company’s Code of Ethics, Code of Business Conduct and other key policies, among other considerations.

Based on the above combination of program features, we believe that our incentive-based compensation motivates our executives to manage the Company in a manner that does not involve taking risks that are inconsistent with the Company’s best interests.

Base Salary

The base salary for each named executive officer is intended to reflect the external market value of his particular position and responsibilities, adjusted as appropriate to reflect his individual experience, qualifications and contributions, our economic and business environment, and the level of base salary as a percentage of total target and actual compensation. In the past, the Committee generally targeted base salaries at the median base salary level (50th percentile) of the market data it obtained with the assistance of an executive compensation consultant. However, in 2011, the Committee did not believe it was appropriate to establish compensation levels solely or primarily based on benchmarking and instead placed greater emphasis on other factors, particularly the Company’s annual budget and long-term business projections, compensation received in connection with the Merger and the CEO’s recommendations (except with respect to the CEO’s own base salary), in determining base salary adjustments.  The CEO did not have the authority to determine the other named executive officers’ compensation.  However, the Committee gave significant weight to his recommendations, along with the other factors mentioned above, to assist it in determining the compensation of the named executive officers, other than the CEO.  While the CEO’s base salary and other elements of compensation were subject to a separate evaluation and decision by the Board of Directors, the Committee also considered the CEO’s recommendations as to his own base salary adjustment.

Annual Cash Incentive Awards

The Committee believes that, to meet the objectives of the executive compensation program, a significant portion of the total compensation of the named executive officers should be tied to the achievement of established performance goals for the Company and the individual officer. The Committee uses annual cash incentive awards as a component of compensation to encourage effective performance relative to the Company’s annual business plan priorities and to the overall financial performance of the Company.

The annual performance-based incentive compensation component is offered through the Annual Incentive Plan, in which all salaried employees, including the named executive officers, are eligible to participate.  The plan provides our executive officers and other salaried employees an opportunity to earn annual cash awards based on the Company’s financial performance and the employees’ achievement of individual goals.  Except for our executive chairman, whose bonus opportunity is at the discretion of the Board of Directors, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer set at a level the Committee has determined is consistent with his level of accountability and impact on the Company’s operations and with the officer’s employment agreement.  At the beginning of each year, the Committee establishes the levels of awards and the associated performance goals under the plan. During the first quarter of the following year, the Committee determines whether the goals were met for the recently completed fiscal year, and approves or recommends to the Board for approval the annual incentive awards for the performance year.

Historically, the Committee allocated cash awards from an overall bonus pool that was funded based on the achievement of the Company’s financial goals and on other critical initiatives outlined in the Company’s business plan.  In 2010, our annual incentive plan bonus pool was funded based on the achievement of targeted levels of revenue growth over 2009 and EBITDA (as defined) as a percentage of revenue.  In March 2011, the Committee assessed the Company’s financial performance during 2010 to determine the funding of the bonus pool and, along with the accomplishment of individual performance goals of the named executive officers, the allocation of the bonus pool to the named executive officers and other participants in the Annual Incentive Plan. The Committee also considered provisions in the Merger Agreement that (i) allowed for the establishment by the Company’s prior Board of Directors of the methodology for calculating the estimated bonus pool and allocation of the pool that the post-Merger Board of Directors would use to determine final bonuses using audited financial results for 2010 and (ii) defined “EBITDA” for purposes of determining the achievement of the financial performance target.

For purposes of determining bonus pool funding and allocation of bonus pool funds under the Annual Incentive Plan in 2010, “EBITDA” was defined as earnings before interest, taxes, depreciation, amortization, as further adjusted by LIFO adjustments, stock-based compensation expense, post-retirement benefit expense in excess of cash payments, and the following nonrecurring items: (a) amounts recorded as loss on debt extinguishment, including in connection with the retirement of the Company’s second lien indebtedness; (b) amounts incurred in connection with the Merger transactions; (c) charge-offs of deferred financing costs, intangibles or property, plant and equipment resulting from the Merger transactions; and (d) amounts relating to discontinued operations.  In 2011, the Committee approved the establishment and funding of the annual bonus pool based on the achievement of targeted levels of “Adjusted EBITDA,” and established the financial performance targets and business goals of the named executive officers, as discussed below.  See “— Executive Compensation for 2011 — Annual Cash Incentive Awards — Decisions and Analysis.”

Historically, there have been no material differences in the Company’s annual incentive award goals among the individual named executive officers. Each named executive officer, along with all other members of our management team, had pre-determined annual incentive plan target bonuses and was eligible for a target bonus opportunity based on a percentage of the officer’s base salary. Unlike past years, however, when the named executive officers’ bonuses were based on the achievement of different performance goals established for each individual, the Board of Directors, with input from the Committee, determined that the level of achievement of the target bonus opportunities for all of the named executive officers would be based on the same critical business performance goals, in addition to the EBITDA targets, established in connection with the annual business plan. See “— Executive Compensation for 2011 — Annual Cash Incentive Awards — Decisions and Analysis.”

Long-Term Incentive Awards

In December 2010, Technologies adopted its 2010 Equity Incentive Plan and granted to the named executive officers, along with other key management employees, options (subject to certain vesting requirements) to purchase shares of Technologies common stock on terms and conditions as further set forth in their option award agreements and the 2010 Equity Incentive Plan. See “— Technologies 2010 Equity Incentive Plan” below. In 2010 and, with respect to certain officers, also in 2011, the Board of Directors of Technologies, whose sole asset is 100% of the outstanding capital stock of the Company, granted each of the named executive officers, along with other key management employees, options to purchase shares of common stock as long-term incentive awards and offered each of these employees the opportunity to invest in the equity of Technologies to align their interests with Technologies’ stockholders. We currently consider these as one-time option grants. There are no current plans for approving long-term equity grants to our named executive officers or other employees on an annual basis. See “— Long-Term Incentive Awards.”

Other Compensation

Perquisites.  Historically, we have provided limited perquisites to our named executive officers. During 2011, the only perquisites we provided to named executive officers was a car allowance in the amount of $6,000 for Mr. Quinn.

Company Contributions to 401(k) Plan.  Substantially all of our employees are eligible to participate in the Thermadyne 401(k) Retirement Plan (the “401(k) Plan”), and we consider this to be a basic benefit. In the past, the Company has made discretionary cash contributions to the 401(k) Plan matching a percentage of the participating employee’s eligible compensation. Matching contributions are subject to service-based vesting requirements. In 2011, the Company provided a matching contribution of 50% of the employee’s contribution (not to exceed 3.0% of eligible compensation).

Special Retention Bonus.  In October 2010, the Board of Directors approved a retention bonus plan under which the named executive officers and certain other management employees of the Company would be entitled to receive an aggregate amount not to exceed $1,000,000, subject to the terms of retention bonus agreements to be approved by the Compensation Committee, which the Company’s prior Compensation Committee approved in November 2010. Each of Messrs. Quinn, Moody, Varsam and Schumm were entitled to receive a retention bonus payment equal to $100,000, six months after consummation of the Merger so long as such executive officer remained employed with the Company.  Each of these officers received their retention bonus payment in June 2011.

Key Considerations and Process in Reaching Executive Compensation Decisions

With the objectives and goals referenced above in mind, the Committee considered a number of factors and followed certain processes and policies when determining the key elements of executive compensation each year, as we discuss below.

Analytic Tools and Other Compensation-Related Factors

Use of Market Survey and Peer Group Data.  When making compensation decisions, the Committee also considered the compensation of our chief executive officer and the other named executive officers relative to the compensation paid to similarly situated executives at companies that we considered a representative peer group. The Committee was aware of the potential flaws and biases of benchmarking and the use of survey data as an analytic tool in setting compensation for our named executive officers. However, while the Committee did not establish compensation levels solely or primarily based on benchmarking, it believed that information regarding pay practices and levels of compensation at other comparable companies was useful in two respects. First, it recognized that our total compensation package must be competitive in the marketplace to attract and retain our executive officers. Second, it considered this information a useful point of reference to assess the reasonableness of our compensation programs and decisions.

For 2010 compensation decisions, the Committee utilized Pay Governance LLC as its external compensation consultant to provide and assist with the analysis of market survey and peer group data on compensation paid to similarly situated executives at comparable companies or in comparable industries. Pay Governance also advised the Committee on competitive executive pay practices for executives and assisted in assessing and, when requested, identifying possible adjustments to our compensation program for the Committee’s consideration.  In 2011, the Committee did not retain an external compensation consultant to assist with the executive compensation program and, except in connection with the appointment of Mr. Quinn as the chief executive officer in April 2011, as discussed below, did not obtain or consider data from any group of companies comprising a representative “peer group.”

The Committee considered market survey data in establishing target compensation levels for the base salaries, annual incentive compensation and long-term incentive compensation of our senior management employees, including our named executive officers. For 2011 compensation decisions, the Company’s human resources department provided to the Committee for its review market data across a large number of general industrial and manufacturing companies from the following compensation surveys:

•  Towers Watson Executive Compensation Database, comprised of general industry data from 411 companies; and

•  Mercer Executive Compensation Survey, comprised of durable goods manufacturing industry data from 305 companies.

The Committee used this data as the basis for comparing the Company’s compensation for the CEO and the other named executive officers against general market trends in light of the performance of the Company and the manufacturing industry in general. The Committee assessed comparative data on a position by position basis and took into account the relative responsibilities and level of experience of each named executive officer. The Committee also considered whether a particular executive officer’s total compensation opportunity should be higher or lower than the market 50th percentile based on individual performance, experience, past leadership roles and Company performance.

In connection with the appointment of Mr. Quinn as the Company’s chief executive officer in April 2011, the Committee also reviewed the base compensation, annual cash incentive awards, long-term incentive awards and total compensation paid to chief executive officers at companies with global businesses that we believe compete with us for executive talent. The Committee selected two sets of companies for this purpose, based upon its own research and knowledge of companies with business characteristics comparable to ours. The first group of companies included capital goods industrial companies based in the U.S. with annual revenue ranging from $300 million to $600 million and annual EBITDA of $50 million to $75 million, all of which have chief executive officer who is not also the chairman of the board of directors.  These companies are:

Raven Industries, Inc.
Ladish Co., Inc.
Powell Industries
Orion Marine Group, Inc.

In addition to the foregoing companies, the Committee reviewed several of the Company’s peer group companies when it was a publicly traded company.  These companies had been selected based upon the recommendation of Pay Governance, who identified the following companies (in addition to others) based on the following business characteristics comparable to ours: (i) industry; (ii) revenue; (iii) market capitalization; and (iv) net income:

Altra Holdings Inc.	Lydall, Inc.
Cascade Corp.	Kaycon Corporation
Columbus McKinnon Corp.	Robbins & Myers Inc.
Gorman-Rupp Co.	Zebra Technologies Corp.
Graco, Inc.

Companies that had previously been considered part of the peer group but whose chairman also served as CEO were eliminated for purposes of the Committee’s review of the CEO’s compensation at the time of his appointment.  For purposes of this discussion, we refer to the foregoing sets of companies as our “CEO Peer Group.”

The Committee did not establish compensation levels solely based on the compensation data from the market surveys or the CEO Peer Groups. Instead, it used this information to confirm that the total compensation package we offered to our named executive officers was reasonable and competitive. Because the market survey data and, with respect to the CEO’s compensation, the information from the CEO Peer Groups was only one of several tools that the Committee used in setting executive compensation, the Committee used its discretion in determining the nature and extent of its use and whether any component of compensation or the total compensation of our named executive officers should be adjusted to fall at or within a range of any market percentiles.

Internal Equity.  Internal equity deals with the perceived worth of a job relative to other jobs within the Company. For the purpose of determining base salaries, the Company has placed a “worth” or “value” on jobs in relation to other jobs through a series of numeric grades that have been created within the Company. The CEO has a target bonus opportunity, as a percentage of his base salary, of 60%, as specified in his employment agreement. The other named executive officers, except for the executive chairman, are in the same numeric grade, have a management title of executive vice president or vice president and, for 2011, had a target bonus opportunity of 40% of base salary.

Compensation Planning Work Sheets.  In 2011, the Committee did not use compensation planning work sheets, or “tally sheets,” to assist in the evaluation of the compensation of the named executive officers.

Equity Grant Practices.  The Committee does not permit backdating or re-pricing of stock options. Grant dates and exercise prices historically were set either on the date the Committee approved the awards or at a future date, e.g., the end of the quarter during which the grants were approved, as determined by the Committee or the Chief Executive Officer with authority that the Committee or the Board delegated to him. The Committee does not time its equity grants in coordination with the release of material nonpublic information.

Employment Agreements.  Each of the named executive officers has an employment agreement with the Company pursuant to which his initial base salary was established. The Committee reviews the base salary of all named executive officers at least once a year to determine if an increase or decrease is warranted. These agreements also contain certain other compensation-related provisions, including bonus opportunities expressed as a percentage of their base salaries, payments in the event of certain types of termination of employment, and other benefits. The Committee believes that these agreements encourage the continued attention and dedication of the named executive officers to the Company and motivate them to make decisions and provide insights as to the best interests of the Company and its stockholders without the distractions, uncertainties and risks created by the possible termination of their employment as a result of a change in control or without cause. A description of the material terms of each of these employment agreements, including amendments to certain of these agreements, appear in the section “— Employment Agreements” below.

Accounting and Tax Treatment.  The Committee considers the impact of accounting and tax treatment of various forms of compensation, including but not limited to such factors as:  (i) the associated compensation expense relating to the grants of long-term equity incentive awards determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (ASC Topic 718); (ii) the applicability of the requirements of Section 409A of the Internal Revenue Code (regarding nonqualified deferred compensation) to awards under the Company's incentive plans and to the named executive officers’ employment agreements; and (iii) the treatment of equity incentive or other awards as excess parachute payments under Section 280G of the Internal Revenue Code, particularly if the exercisability or vesting of any such award is accelerated as a result of a change in control.

Process of Establishing Key Elements of Compensation

Timing.  The Committee sets, or recommends to the Board of Directors, annual levels of the key compensation elements for our named executive officers early in the fiscal year, typically in March, when prior year financial results become known. Also, throughout the year, the Committee monitors management’s performance against the compensation program objectives and targets and, as appropriate, identifies possible future changes to the overall structure and individual elements.

Annual Performance Evaluations of Named Executive Officers Other Than the ChiefExecutive Officer.  In addition to evaluating market data, the Committee reviews the CEO’s assessment of each of the named executive officers in determining any base salary adjustments for the named executive officers. The Committee also bases a portion of the annual bonuses on the achievement of performance goals, which determinations are made after financial and operating results for the year have been reported to the Board of Directors. Each named executive officer also prepares an annual self-evaluation, which is designed to elicit information about financial and management performance. The CEO is primarily responsible for reviewing the self-evaluations of the named executive officers (other than his own), providing input and recommending to the Committee compensation adjustments based on this analysis. While the chief executive officer does not have the authority to determine the other named executive officers’ compensation, the Committee typically gives significant weight to his recommendations, along with the other factors discussed above, in determining the compensation of the named executive officers other than the CEO.

Annual Performance Evaluation of Chief Executive Officer.  Except as discussed below in “— Executive Compensation for 2011 — Appointment of Chief Executive Officer,” the process for determining the CEO’s total compensation package is similar to the process for determining base salaries of the other named executive officers. As part of this process, the Committee also reviews information prepared by the Company’s human resources department, including market survey data.  However, with respect to the chief executive officer only, each member of the Board provides his individual input on the CEO’s performance during the most recently completed year, which the Committee then evaluates in light of the Company’s overall financial performance and achievement of business plan objectives established at the beginning of the year. Based on feedback from each of the directors, the Committee (i) recommends to the Board adjustments to the CEO’s compensation and (ii) provides feedback to the CEO. The Committee uses all of the above information to develop and recommend to the Board for approval the base salary for the chief executive officer.

Use of Discretion.  For 2011, individual bonus amounts for the named executive officers, other than Mr. McLain, were determined strictly by the level of achievement of pre-established financial and business performance goals.  As such, the Committee did not exercise discretion to adjust the amount of individual awards under the Annual Incentive Plan.  The Board of Directors, however, did award a discretionary bonus to Mr. McLain, as contemplated in his employment agreement and discussed below in “— Executive Compensation for 2011 — Annual Cash Incentive Awards — Decisions and Analysis.”

Executive Compensation for 2011

Base Salary — Decisions and Analysis

In determining base salary adjustments for the named executive officers for 2011, the Committee considered the recommendations of the CEO with respect to the other named executive officers and the proposed wage and salary increases for all employees as contemplated in the Company’s business plan for 2011 that was submitted to the Board of Directors.  In March 2011, the Committee approved 3% increases in the base salaries of the named executive officers, including the CEO, for 2011 which was similar to the budgeted increase for all other salaried employees of the Company.

In April 2011, the Board of Directors appointed Martin Quinn, then serving as the Company’s President, to the office of Chief Executive Officer, a position that had been vacant since August 2009. In connection with Mr. Quinn’s appointment as Chief Executive Officer, the Board of Directors approved an increase in Mr. Quinn’s base salary from $412,000 to $500,000 in recognition of his appointment and consistent with its review of compensation survey data relating to the position.

In connection with the hiring of Mr. Kulka as the Company’s chief financial officer, the Board of Directors determined Mr. Kulka’s base salary in the context of the review of all of his terms of employment and proposed employment agreement, including his target bonus opportunity, equity awards and payments in the event of termination of employment, and after considering the entire compensation package provided to the former chief financial officer.

Annual Cash Incentive Awards — Decisions and Analysis

In March 2011, the Committee approved the funding of the Annual Incentive Plan bonus pool for 2010 in the amount of $5.18 million, or 120% of the target pool, based on 19.6% sales growth in 2010 over 2009 and EBITDA margin of 13.6%, and the payment of bonuses to the named executive officers based upon the 120% payout of the financial performance target and 92.5% payout of the individual performance targets.

In March 2011, the Committee also approved the Company’s financial performance targets and individual performance goals for the named executive officers for determining the funding and payout of annual incentive bonuses under the Annual Incentive Plan with respect to our 2011 fiscal year. Unlike the financial performance targets for 2010 awards, which included revenue growth and EBITDA as a percentage of revenue, the Committee set minimum, target and maximum levels of Adjusted EBITDA, as defined below, as targets for the 2011 plan awards.  The Committee determined that Adjusted EBITDA represented a more critical measure of the Company’s operational performance that was better aligned with the Company’s annual budget and long-term strategy and offered a more effective, understandable incentive for employees under the plan than revenue growth and EBITDA margin.

For 2011, the Committee modified the definition of EBITDA as a financial performance target under the Annual Incentive Plan after considering the Company’s audited financial statements for 2010 and budgeted and actual financial statements for 2011. For purposes of determining bonus pool funding and allocation of bonus pool funds under the Annual Incentive Plan for 2011, “Adjusted EBITDA” was defined as net income (loss) from continuing operations less income from discontinued operations, net of tax, plus interest, net, income tax provision (benefit) and depreciation and amortization, further adjusted to eliminate the expense (income) of certain other noteworthy events that we do not consider to relate to the operating performance of the period presented. These adjustments also include, but are not limited to, LIFO adjustments and fair value inventory step up, restructuring and other severance expenses, settlements of prior years’ underpayments of customs duties and related legal fees, management fees paid to our sponsor, non-cash stock compensation expense, acquisition expenses, loss on debt extinguishment and reserves taken in connection with non-recurring litigation matters, and adjustments designed to present the actual financial performance on a constant currency basis with that of the annual performance target.

“EBITDA” and “Adjusted EBITDA” as used for purposes of the Annual Incentive Plan are not necessarily the same as EBITDA or Adjusted EBITDA as reported in our public disclosures of financial results.  All of such measures (together, our “EBITDA Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from continuing operations or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as measures of our liquidity.  While our EBITDA Measures may not be comparable to similarly titled measures of other companies, these measures are frequently used by securities analysts, investors and other interested parties as measures of financial performance and to compare our performance with the performance of other companies that report EBITDA and Adjusted EBITDA. Adjusted EBITDA, as defined for purposes of the Annual Incentive Plan, reflects management measurements, which focus on operating spending levels and efficiencies; and focus less on non-cash and certain periodic noteworthy items. For these reasons, the Committee believes that Adjusted EBITDA is a measure of our financial performance that more effectively incentivizes our employees for purposes of our annual incentive compensation program.

The Committee approved the following minimum, target and maximum Adjusted EBITDA levels after considering the recommendations of our chief executive officer:

Minimum	Target	Maximum
$59.6 million	$65.6 million	$69.6 million

No bonus pool will be funded and no bonuses will be paid if Adjusted EBITDA falls below the above minimum level, which is 90.9% of the target.  The actual funding of the bonus pool between minimum and target levels and between target and maximum levels is prorated based on the level of Adjusted EBITDA generated.

The four strategic business goals for 2011 that accounted for up to 20% of the named executive officer’s bonus opportunity (15% in the case of Mr. Quinn) are identical for each of the named executive officers and are set forth in the table below:

Business Goal	Target	Weight
Organic Growth in Global Sales	$470 million	30%
Total Cost Productivity Savings	$6.9 million	30%
Working Capital Management:		20%
Days Sales Outstanding	<56.5
Days Payables Outstanding	>42.3
Cashflow Usage	≤$6.5million
Inventory Turns	≥3.4
Capital Expenditures	≤$16.8 million
Business Process Re-Engineering Savings	$1.0 million	20%

Consistent with plan awards in 2010, allocation to the named executive officers of the funded bonus pool for 2011 is based on a combination of the level of the Company’s financial performance as established by Adjusted EBITDA generation and the above four strategic business goals, each expressed as a percentage of their target bonus opportunity (which itself is a percentage of their respective base salaries), as follows:

		Performance Weighting
Name(1)	Target %	Financial	Business Goals
Martin Quinn................................................................................................................	60%	85%	15%
Jeffrey S. Kulka(2).......................................................................................................	40%	80%	20%
Terry A. Moody..........................................................................................................	40%	80%	20%
Nick H. Varsam............................................................................................................	40%	80%	20%
Steven A. Schumm........................................................................................................	40%	80%	20%

____________

(1)  Mr. McLain’s annual bonus opportunity under his employment agreement is determined at the discretion of the Board of Directors and not through participation in the Annual Incentive Plan.  See “–Employment Agreements,” below.

(2)  Mr. Kulka joined the Company on October 24, 2011, as our new chief financial officer, and his target and performance weighting percentages were as previously set for Mr. Schumm, our former chief financial officer.

Named executive officers receive a payment ranging from 40% to 100% of the target award opportunity if the Company achieves a financial performance level ranging from 90.9% to 100% of target, and a payment ranging from 100% up to 185% of the target award opportunity if the Company achieves a performance level ranging from 100% to 106.1% of target.

In March 2012, as part of its consideration of the Company’s performance in 2011 and review of bonus awards for 2011 under the Annual Incentive Plan, the Board of Directors approved a cash bonus award of $360,000 to Mr. McLain.  The Board exercised its discretion in awarding this bonus in recognition of Mr. McLain’s efforts throughout 2011 in facilitating the Company’s successful and expedient transition to a privately held company, helping the CEO and senior management team to identify and implement a broad range of initiatives during the year, including improved business planning and forecasting, changes in organization structure, and development of the Company’s long-term strategic plan.  For 2012, Mr. McLain will be eligible to receive an annual incentive award under the Annual Incentive Plan at a target bonus of 35% of his base salary.

Long-Term Incentive Awards — Decisions and Analysis

In connection with the appointment of Mr. Quinn as chief executive officer, in April 2011, the Board approved an award of additional options to purchase an aggregate of 24,798.36 shares of common stock of Technologies under the Technologies 2010 Equity Incentive Plan. Also in April 2011, the Board approved an award of additional options to purchase an aggregate of 3,099.80 shares of Technologies common stock under the 2010 Equity Incentive Plan to Mr. Varsam, in recognition of his role as a member of the executive leadership team.  In connection with his appointment as chief financial officer, in November 2011, pursuant to previously delegated authority of the Board of Directors, Mr. Kulka was awarded options to purchase an aggregate of 46,496.92 shares of Technologies common stock under the 2010 Equity Incentive Plan. These awards are set forth in the Grants of Plan-Based Awards table included in “— Summary Compensation” below. Other than these awards, no long-term incentive awards were granted to any named executive officers during 2011.

In March 2012, based on the Company’s generation of $79.9 million of Adjusted EBITDA in 2011, the Annual Incentive Plan bonus pool for 2011 was funded in the amount of $6.9 million.

Business Goal	Target	Weight
Organic Growth in Global Sales	$470 million	30%
Total Cost Productivity Savings	$6.9 million	30%
Working Capital Management:		20%
Days Sales Outstanding	<56.5
Days Payables Outstanding	>42.3
Cashflow Usage	≤($6.5)million
Inventory Turns	≥3.4
Capital Expenditures	≤$16.8 million
Business Process Re-Engineering Savings	$1.0 million	20%

As a result, the Committee recommended, and the Board approved, the incentive bonuses earned and awarded for 2011 as set forth in the “Non-Equity Incentive Plan” column of the Summary Compensation Table appearing under “— Summary Compensation” below.  Such awards were paid in March 2012.

Post Fiscal Year Compensation Actions

Base Salary Adjustments

In March 2012, the Compensation Committee approved 3% increases in base salaries of Messrs. Quinn, Kulka and Varsam consistent with the budget and business plan approved by the Board of Directors for Company employees generally, and a 4% increase in the base salary of Mr. Moody.  The Committee approved a higher increase for Mr. Moody based on the recommendation of the CEO in recognition of Mr. Moody’s leadership of the Company’s successful execution of its North American manufacturing consolidation strategy.  The adjusted base salary for each of the named executive officers is as set forth below in “—Employment Agreements.”

Annual Incentive Plan — 2012 Performance Targets, Bonus Funding and Allocation

In March 2012, the Compensation Committee approved the performance targets for determining the funding and payout of annual incentive bonuses under our Annual Incentive Plan for the named executive officers with respect to our 2012 fiscal year. Similar to 2011, the annual bonus pool will be funded based on the achievement of threshold, target and maximum levels of Adjusted EBITDA generated in 2012.  The actual funding of the bonus pool between the minimum and target and the target and maximum funding levels will be prorated based on the level of Adjusted EBITDA generated.

Consistent with 2011, allocation to the named executive officers (and to other eligible participants) of the funded bonus pool, if any, generated for 2012 will be based on a combination of the level of the Company’s financial performance as established by Adjusted EBITDA generation and four strategic business goals substantially similar to such goals set for 2011.  As of the date of this Report, the quantified strategic business goals have not yet been finalized or approved.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Douglas R. Korn (Chair)

Joshua H. Neuman

Summary Compensation

The following summary compensation table sets forth the compensation earned during fiscal 2011, 2010 and 2009 by our Chief Executive Officer, the individuals serving as our Chief Financial Officer during 2011 and the other three most highly compensated executive officers who were serving in such capacity as of December 31, 2011.  The Company has entered into agreements with each of the named executive officers, which provide for payments under certain termination events. These agreements and the potential and payments thereunder are described in the narratives captioned “ — Employment Agreements” and “ — Potential Payments Upon Termination or Change in Control” below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non- Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Martin Quinn............................................	2011	470,179	100,000	—	134,009	553,200	6,000	1,263,389
President and Chief Executive	2010	400,000	—	144,563	367,109	285,000	6,000	1,202,671
Officer	2009	318,462	—	22,444	4,141	—	63,666	408,713
Jeffrey S. Kulka(6)....................................	2011	50,026	—	—	871,417	43,800	—	965,244
Executive Vice President and	2010	—	—	—	—	—	—	—
Chief Financial Officer	2009	—	—	—	—	—	—	—
Michael A. McLain(7)...............................	2011	360,000	360,000	—	—	—	66,885	786,885
Chairman of the Board of Directors	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
Terry A. Moody........................................	2011	322,295	100,000	—	—	232,566	—	654,861
Executive Vice President —	2010	314,385	—	29,730	222,086	149,000	—	715,200
Global Operations	2009	300,846	—	22,444	4,141	0	—	327,431
Nick H. Varsam(8)....................................	2011	210,268	100,000	—	16,751	151,721	11,557	490,297
Vice President, General	2010	203,808	—	14,865	67,697	75,000	4,046	365,416
Counsel and Corporate Secretary	2009	87,692	—	23,404	11,514	—	—	122,610
Steven A. Schumm(9)...............................	2011	284,338	100,000	—	—	—	938,197	1,038,197
Former Executive Vice President —	2010	333,858	—	29,730	222,086	159,000	10,243	754,917
Chief Financial & Administrative Officer	2009	305,808	—	22,444	4,141	—	4,335	336,728

____________

(1)	Amounts in this column represent retention bonuses of $100,000 paid to each of Messrs. Quinn, Moody, Varsam and Schumm and a discretionary bonus awarded to Mr. McLain.
(2)

The amounts shown in this column represent the aggregate grant date fair values of the restricted stock awards granted to each of the named executive officers in the years specified computed in accordance with FASB ASC Topic 718. Special incentive awards of restricted stock to Mr. Quinn in 2010 and awards to the named executive officers in 2009 had performance-based vesting conditions and were valued at the grant date based upon the probable outcome of such conditions, excluding the effect of estimated forfeitures. The grant date values assumed that the highest level of performance conditions would be achieved. No restricted stock awards were forfeited by any of the named executive officers in fiscal year 2010. This column does not include the value of restricted stock that was cashed out in connection with the Merger, which value was determined based on the Merger consideration of $15 per share. In connection with the Merger, the following cash payments were made in 2010 for restricted stock awarded to the named executive officers: Mr. Quinn, $667,350; Mr. Moody, $393,840; Mr.  Varsam, $79,725; and Mr. Schumm, $418,890. The grant date fair values were determined based on the assumptions and methodologies set forth in Note 17 of the notes to our consolidated financial statements set forth herein. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(3)

The amounts shown in this column represent the aggregate grant date fair values of the stock option awards granted to each of the named executive officers in the years specified computed in accordance with FASB ASC Topic 718. These option awards include options to purchase shares of common stock of Technologies, the Company’s parent, granted under the 2010 Equity Incentive Plan. See “— Grants of Plan-Based Awards” and “— Technologies 2010 Equity Incentive Plan” below. Awards in 2009 had performance-based vesting conditions and were valued at the grant date based upon the probable outcome of such conditions, excluding the effect of estimated forfeitures. The grant date values assumed that the highest level of performance conditions would be achieved. No stock options were forfeited by any of the named executive officers in fiscal year 2010 and, with the exception of Mr. Schumm, fiscal year 2011. This column does not include the value of options that were cashed out based on the Merger consideration of $15 per share. In connection with the Merger, the following cash payments were made for options awarded to the named executive officers: Mr. Quinn, $367,966; Mr. Moody, $133,332; Mr. Varsam, $68,274; and Mr. Schumm, $673,359. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 17 of the notes to our consolidated financial statements set forth herein. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards. Further information regarding the 2011 awards is included in the “Grants of Plan-Based Awards” table below and the “Outstanding Equity Awards at Fiscal Year End” table below.

(4)

The amounts under this column are annual cash incentive awards earned upon the achievement of performance objectives under the Annual Incentive Plan and, with respect to Mr. Quinn, one-time incentive awards granted pursuant to his employment agreement in connection with his promotion to the office of President. This column does not include the long-term incentive performance cash awards that were paid out in accordance with the terms of the Merger Agreement. None of the long-term performance cash awards that had been granted and remained outstanding prior to the Merger had been earned. In connection with the Merger, cash payments for these awards were made as follows: Mr. Quinn, $217,233; Mr. Moody, $119,937; Mr. Varsam, $28,640; and Mr. Schumm, $120,800.

(5)	The amounts shown as “All Other Compensation” for 2011 consist of the following:

	Name	Auto Allowance ($)	401(k) Plan Matching Contribution ($)(a)	Severance Payments ($)(b)	Consulting Fees ($)(c)	Total ($)
	Martin Quinn	6,000	—	—	—	6,000
	Jeffrey S. Kulka	—	—	—	—	—
	Michael A. McLain	—	10,385	—	56,500	66,885
	Terry A. Moody	—	—	—	—	—
	Nick H. Varsam	—	11,557	—	—	11,557
	Steven A. Schumm	—	22,000	846,242	69,955	938,197

	(a) Represents our matching contributions to the accounts of the named executive officers pursuant to the Thermadyne 401(k) Retirement Plan.

(b)    Includes $345,050 accrued as of December 31, 2011 and payable in installments over a 12-month period and other lump sum severance payments accrued as of December 31, 2011 and made in
January 2012, pursuant to Mr. Schumm’s separation agreement.

(c)    Represents fees paid to Mr. McLain for consulting services rendered in connection with the Merger and prior to his becoming Chairman of the Board of Directors and to Mr. Schumm for consulting services from October 18, 2011 through December 31, 2011, pursuant to his separation agreement. See “–Employment Agreements–Former Executive Officer.”

(6)	Mr. Kulka joined the Company in October 2011.
(7)	Mr. McLain joined the Company in December 2010.
(8)	Mr. Varsam joined the Company in July 2009.
(9)	Mr. Schumm served as Chief Financial and Administrative Officer until October 17, 2011. See “–Employment Agreements–Former Executive Officer.”

Technologies 2010 Equity Incentive Plan

The following is a summary of the material terms and conditions of the Thermadyne Technologies Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Equity Plan”). This summary is qualified in its entirety by reference to the terms of the 2010 Equity Plan, a copy of which is incorporated by reference as Exhibit 10.40 to this Annual Report on Form 10-K.

The board of directors of the Company’s parent, Technologies, adopted the 2010 Equity Plan on December 2, 2010, and the 2010 Equity Plan was approved by the stockholders on the same date. The purpose of the 2010 Equity Plan is to attract, retain and motivate the officers, directors, and employees of Technologies and its subsidiaries and affiliates, and to promote the success of Technologies’ business by providing them with appropriate incentives and rewards through a proprietary interest in the long-term success of Technologies.

The board of directors of Technologies, or any committee designated by the board of directors of Technologies, administers the 2010 Equity Plan (the board or any such committee, the “Administering Committee”). The Administering Committee has the ability to: select the directors and employees to whom awards will be granted; determine the type and amount of awards to be granted; determine the terms and conditions of awards granted; determine the terms of award agreements to be entered into with participants to whom awards are granted; accelerate or waive vesting of awards and exercisability of awards; extend the term or period of exercisability of any awards; modify the purchase price under any award; or waive any terms or conditions applicable to any awards, subject to the limitations set forth in the 2010 Equity Plan.

Awards under the 2010 Equity Plan are in the form of stock options for shares of common stock of Technologies, par value $0.01 per share, or such other class or kind of shares or other securities resulting from application of the 2010 Equity Plan. Options are designated as either incentive stock options or nonqualified stock options; provided, however, that options granted to directors of Technologies shall be nonqualified stock options. Incentive stock options may be granted only to employees of Technologies or of a “parent corporation” or “subsidiary corporation” (as such terms are defined in Section 424 of the Internal Revenue Code) at the date of grant. The aggregate Fair Market Value (as such term is defined in the Stockholders’ Agreement dated December 3, 2010 among Technologies and the other parties thereto (the “Stockholders’ Agreement”)) (generally determined as of the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by a participant in the 2010 Equity Plan during any calendar year under all plans of Technologies and of any “parent corporation” or “subsidiary corporation” shall not exceed $100,000, or the option shall be treated as a nonqualified stock option. All outstanding options awarded under the 2010 Equity Plan are nonqualified stock options.

The option price is determined by the Administering Committee at the time of grant, but shall not be less than one hundred percent (100%) of the Fair Market Value of a share on the date of grant. In the case of any incentive stock option granted to a Ten Percent Shareholder, the option price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of a share on the date of grant. A “Ten Percent Shareholder” is a person who on any given date owns, either directly or indirectly (taking into account the attribution rules contained in Section 424(d) of the Internal Revenue Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of Technologies or a subsidiary or affiliate of Technologies.

The term of each option is determined by the Administering Committee at the time of grant, but in no event shall such term be greater than ten years (or, in the case of an incentive stock option granted to a Ten Percent Shareholder, five years). Awards are generally non-transferable other than by will or by the laws of descent and distribution.

Subject to adjustment pursuant to the terms of the 2010 Equity Plan, the maximum number of shares available to participants pursuant to awards under the 2010 Equity Plan is 619,959 shares and the maximum number of shares available for issuance pursuant to (i) Tranche A Options is 251,393.37; (ii) Tranche B Options is 125,696.69; Tranche C Options is 125,696.69; and (iv) options granted after December 2, 2010 is 117,172.25 (which may include Tranche A Options, Tranche B Options or Tranche C Options). In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without consideration (i.e., shares or cash) therefor, the shares subject to such award, to the extent of any such forfeiture, cancellation, expiration, termination or settlement for cash shall again be available for awards under the 2010 Equity Plan. If the Administering Committee authorizes the assumption under the 2010 Equity Plan, in connection with any merger, consolidation, acquisition of property or stock, or reorganization, of awards granted under another plan, such assumption will not reduce the maximum number of shares available for issuance under the 2010 Equity Plan.

If a Realization Event (as such term is defined in the Stockholders’ Agreement) occurs after December 2, 2010, unless prohibited by law or unless otherwise provided in the award agreement, the Administering Committee is authorized to make any of the following adjustments in the terms and conditions of outstanding awards: (a) continuation or assumption of outstanding awards under the 2010 Equity Plan by Technologies, the surviving company or its parent; (b) substitution of awards with substantially the same terms for outstanding awards (excluding the consideration payable upon settlement of the awards); (c) accelerated exercisability, vesting and/or lapse of restrictions under outstanding awards immediately prior to the occurrence of a Realization Event; (d) provision that any outstanding awards must be exercised, if exercisable, during a reasonable period of time immediately prior to the Realization Event or such other period as determined by the Administering Committee, and at the end of such period, such awards shall terminate if not exercised; and (e) cancellation of all or any portion of outstanding awards for fair value (in the form of cash, shares, other property or any combination thereof) as determined by the Administering Committee. The fair value of outstanding awards being cancelled may equal the excess of the value of the consideration to be paid as part of the Realization Event to holders of the same number of shares subject to the outstanding awards (or, if consideration is not paid, Fair Market Value of the shares subject to the outstanding awards being cancelled) over the aggregate option price or grant price, as applicable, with respect to the awards being cancelled.

The Administering Committee may amend, alter, suspend, discontinue or terminate the 2010 Equity Plan or any portion thereof or any award or award agreement thereunder at any time, in its sole discretion, provided, that no action taken by the Administering Committee shall adversely affect the rights granted to any participant under any outstanding awards (other than pursuant to certain terms of the 2010 Equity Plan) without the participant’s written consent. The 2010 Equity Plan, unless sooner terminated by the Administering Committee, will terminate on the tenth anniversary of its adoption.

Grants of Plan-Based Awards

In 2011, the Board of Directors of Technologies granted to the named executive officers, along with other key management employees, options to purchase an aggregate of 152,131 shares of common stock of Technologies as long-term incentive awards under the 2010 Equity Incentive Plan. The options vest in equal annual increments during the first five anniversaries from the date of original grant, with vesting accelerated as to all unvested options upon a “Realization Event” (as defined in the Stockholders’ Agreement, discussed below under “Certain Relationships and Related Party Transactions” included in Item 13 of this Report.

The option awards to the named executive officers in 2011 are included in the Grants of Plan-Based Awards table below.

Grants of Plan-Based Awards

					Exercise or	Grant Date
		Estimated Future Payouts Under			Base Price	Fair Value
		Equity Incentive Plan Awards			of Option	of Stock
		Threshold	Target	Maximum	Awarded	and Option
Name	Grant Date	(#)	(#)	(#)	($/Sh)	Awards($)(1)
Martin Quinn.............	04/25/2011(2)	–	12,399.18	–	10.00	77,368
	04/25/2011(3)	–	6,199.59	–	30.00	31,371
	04/25/2011(4)	–	6,199.59	–	50.00	25,270
Jeffrey S. Kulka.........	11/18/2011(5)	–	23,248.46	–	31.10	436,766
	11/18/2011(6)	–	11,624.23	–	31.10	218,373
	11/18/2011(7)	–	11,624.23	–	50.00	216,278
Michael A. McLain....	–	–	–	–	–	–
Terry A. Moody.........	–	–	–	–	–	–
Nick H. Varsam.........	04/25/2011(2)	–	1,549.90	–	10.00	9,671
	04/25/2011(3)	–	774.95	–	30.00	3,921
	04/25/2011(4)	–	774.95	–	50.00	3,159
Steven A. Schumm....	–	–	–	–	–	–

____________
(1)

Represents the aggregate grant date fair value under FASB ASC Topic 718. Fair value was determined using the Black-Scholes option-pricing model, based upon the terms of the option grants and the assumptions and methodologies set forth in the notes to our consolidated financial statements set forth herein. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(2)

Represents “Tranche A” options to purchase shares of common stock of Technologies granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that equaled the value of the equity contributed to IPC / Razor LLC in connection with the Merger.

(3)

Represents “Tranche B” options to purchase shares of common stock of Technologies granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that exceeded the value of the equity contributed to IPC / Razor LLC in connection with the Merger.

(4)

Represents “Tranche C” options to purchase shares of common stock of Technologies granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that exceeded the value of the equity contributed to IPC / Razor LLC in connection with the Merger.

(5)

Represents “Tranche A” options to purchase shares of common stock of Technologies granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that equaled the value of the equity as determined by the Board of Directors of Technologies in accordance with the Stockholders Agreement.

(6)

Represents “Tranche B” options to purchase shares of common stock of Technologies granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that equaled the value of the equity as determined by the Board of Directors of Technologies in accordance with the Stockholders Agreement.

(7)

Represents “Tranche C” options to purchase shares of common stock of Technologies granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that exceeded the value of the equity as determined by the Board of Directors of Technologies in accordance with the Stockholders Agreement.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Martin Quinn...................................................................................	8,059.47	32,237.87	10.00	12/03/2020
	4,029.73	16,118.94	30.00	12/03/2020
	4,029.73	16,118.94	50.00	12/03/2020
	—	12,399.18	10.00	04/25/2021
	—	6,199.59	30.00	04/25/2021
	—	6,199.59	50.00	04/25/2021
Jeffrey S. Kulka...............................................................................	—	23,248.46	31.10	11/14/2021
	—	11,624.23	31.10	11/14/2021
	—	11,624.23	50.00	11/14/2021
Michael A. McLain...........................................................................	5,114.66	20,458.65	10.00	12/03/2020
	2,557.33	10,229.32	30.00	12/03/2020
	2,557.33	10,229.32	50.00	12/03/2020
Terry A. Moody...............................................................................	5,269.65	21,078.61	10.00	12/03/2020
	2,634.83	10,539.30	30.00	12/03/2020
	2,634.83	10,539.30	50.00	12/03/2020
Nick H. Varsam...............................................................................	1,239.92	4,959.67	10.00	12/03/2020
	619.96	2,479.84	30.00	12/03/2020
	619.96	2,479.84	50.00	12/03/2020
	—	1,549.90	10.00	04/25/2021
	—	774.95	30.00	04/25/2021
	—	774.95	50.00	04/25/2021
Steven A. Schumm(2).......................................................................	—	—	—	—

____________
(1)

No options were exercised during the year ended December 31, 2011. All stock options listed in the table have a term expiring ten years after the grant date and vest based on service. All options vest at a rate of 20% on each anniversary of the grant date over five years.

(2)	All option awards granted to Mr. Schumm were forfeited in October 2011 as a result of the termination of his employment with the Company. See “— Employment Agreements — Former Executive Officer.”

Employment Agreements

We have employment agreements with each of Messrs.  Quinn, Kulka, McLain, Moody and Varsam, each of which agreements is described below.

Under the employment agreements with Messrs. Quinn, Kulka, McLain and Moody , “cause” is defined as the following conduct by such executive: (i) an act of (A) willful misconduct, (B) fraud, (C) embezzlement, (D) theft or (E) any other act constituting a felony, in each case causing or that is reasonably likely to cause, material harm, financial or otherwise, to us; (ii) a willful and intentional act or failure to act, which is committed by the executive and which causes or can be expected to imminently cause material injury to us that is not cured by him within 15 days after written notice from the Board of Directors specifying such act or failure to act and requesting a cure; (iii) a willful and material breach of the employment agreement that is not cured by the executive within 15 days after written notice from the Board of Directors specifying the breach and requesting a cure; or (iv) habitual abuse of alcohol, narcotics or other controlled substances which materially impairs the executive’s ability to perform his duties under the employment agreement that is not cured by him within 15 days after written notice from the Board of Directors specifying such circumstances and requesting a cure. No act, or failure to act, will be deemed “willful” unless done, or omitted to be done, by the executive not in good faith and without a reasonable belief that his act, or failure to act, was in our best interest.

We have agreed to indemnify each of the executive officers with which we have an employment agreement to the fullest extent permitted by law.

Martin Quinn. Mr. Quinn’s current base salary is $515,000 per year. Mr. Quinn is eligible to receive an annual incentive award at a target bonus of 60% of base salary (up to a maximum opportunity of 120% of base salary). The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance our annual incentive plan. The agreement provides for a car allowance of $500 per month. Mr. Quinn is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.

Mr. Quinn’s employment agreement has an initial term of one year and will renew for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. Quinn (including by constructive termination) and automatically upon his death or disability. If his employment is terminated, then Mr. Quinn (or his estate) is entitled to payments under his employment agreement. If his employment is terminated because we do not renew the employment period, Mr. Quinn will be entitled to continue to receive his current base salary for a period of 12 months following the expiration of the employment period. Any payments under his employment agreement that constitute a parachute payment which exceed 2.99 times his base amount will be reduced to 2.99 times the base amount.

Any long-term incentive awards, such as stock options and restricted shares, outstanding at the time of termination of Mr. Quinn’s employment will survive termination in accordance with their applicable terms.

The agreement provides that Mr. Quinn cannot solicit any of our customers or prospective customers or induce any person to terminate employment with us for a period of two years after termination for any reason. In addition, Mr. Quinn cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country for a period of one year after termination due to non-renewal, cause or voluntary termination (other than by constructive termination).

Disability is deemed to have occurred if Mr. Quinn is unable to perform the duties of his employment due to mental or physical incapacity for a period of six consecutive months.

Constructive termination is defined in the agreement as the occurrence of any of the following without Mr. Quinn’s consent: (i) our failure to comply with the material terms of the agreement; (ii) a reduction in salary or bonus percentage (that does not apply to similarly situated executives) or a material reduction in his duties; (iii) any purported termination by us of his employment other than for cause; or (iv) if we assign the agreement to a successor of all or substantially all of our business or assets, and the successor fails to assume our obligations under the agreement.

Jeffrey S. Kulka. Mr. Kulka’s current base salary is $334,750 per year. Mr. Kulka is eligible to receive an annual incentive award at a target bonus of 40% of base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Kulka is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.

Mr. Kulka’s employment agreement has an initial term of one year and will renew for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. Kulka (including by constructive termination) and automatically upon his death or disability. If his employment is terminated, then Mr. Kulka (or his estate) is entitled to payments under his employment agreement. If his employment is terminated because we do not renew the employment period, Mr. Kulka will be entitled to continue to receive his current base salary for a period of 12 months following the expiration of the employment period. Any payments under his employment agreement that constitute a parachute payment which exceed 2.99 times his base amount will be reduced to 2.99 times the base amount.

Any long-term incentive awards, such as stock options and restricted shares, outstanding at the time of termination of Mr. Kulka’s employment will survive termination in accordance with their applicable terms.

The agreement provides that Mr. Kulka cannot solicit any of our customers or prospective customers or induce any person to terminate employment with us for a period of two years after termination for any reason. In addition, Mr. Kulka cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country for a period of one year after termination due to non-renewal, cause or voluntary termination (other than by constructive termination).

Disability is deemed to have occurred if Mr. Kulka is unable to perform the duties of his employment due to mental or physical incapacity for a period of six consecutive months.

Constructive termination is defined in the agreement as the occurrence of any of the following without Mr. Kulka’s consent: (i) our failure to comply with the material terms of the agreement; (ii) a reduction in salary or bonus percentage (that does not apply to similarly situated executives) or a material reduction in his duties; (iii) any purported termination by us of his employment other than for cause; or (iv) if we assign the agreement to a successor of all or substantially all of our business or assets, and the successor fails to assume our obligations under the agreement.

Michael A. McLain. Mr. McLain’s base salary is $360,000 per year. Mr. McLain is eligible to receive an annual incentive award at the sole discretion of the Board of Directors. In connection with the Merger and related transactions and pursuant to the agreement, Technologies also granted to Mr. McLain options to purchase equity in Technologies. Mr. McLain is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans available to our executives.

Mr. McLain’s employment agreement has an initial term that ended on December 31, 2011 and renewed and will renew for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. McLain and automatically upon his death or disability. If his employment is terminated, other than for cause, then Mr. McLain (or his estate) is entitled to payments under his employment agreement. If his employment is terminated without cause, Mr. McLain will be entitled to continue to receive his current base salary through the end of the calendar year in which such termination occurs.

The agreement provides that Mr. McLain cannot solicit any of our customers or prospective customers or induce any person to terminate employment with us for a period of two years after termination for any reason. In addition, Mr. McLain cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country for a period of two years after termination for any reason.

Disability is deemed to have occurred if Mr. McLain is unable to perform the duties of his employment due to mental or physical incapacity for a period of six consecutive months.

Terry A. Moody. Mr. Moody’s current base salary is $337,450. Mr. Moody is eligible to receive an annual incentive award at a target bonus of 40% of his base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Moody is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, available to our executives.

Mr. Moody’s employment agreement had an initial term of two years and now renews for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. Moody (including by constructive termination) and automatically upon his death or disability. If Mr. Moody’s employment is terminated, then Mr. Moody (or his estate) is entitled to payments under his employment agreement. Any payments under his employment agreement that constitute a parachute payment which exceed 2.99 times his base amount will be reduced to 2.99 times the base amount.

Disability is deemed to have occurred under the agreement if Mr. Moody is disabled within the meaning of Internal Revenue Code Section 409A(a)(2)(C).

Constructive termination is defined under the agreement as the occurrence of any of the following without Mr. Moody’s consent: (i) our failure to substantially comply with the agreement; (ii) reduction in salary or bonus percentage, or a material reduction in his duties; (iii) any purported termination by us of his employment other than for cause; (iv) if we assign the agreement to a successor of all or substantially all of our business or assets, and the successor fails to assume expressly and perform the agreement; or (v) if we relocate our principal offices, or require Mr. Moody to relocate his principal work location, more than 45 miles.

The agreement provides that Mr. Moody cannot induce any person to terminate employment with us for a period of 12 months after termination for any reason. In addition, Mr. Moody cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country (i) for a period of 12 months after termination for cause or voluntary termination (other than by constructive termination), or (ii) during the period of time we would be required to make severance payments or payments under a disability plan as a result of termination due to disability, termination without cause or constructive termination.

Nick H. Varsam. Mr. Varsam’s current base salary is $218,015. Mr. Varsam is eligible to receive an annual incentive award at a target bonus of 40% of his base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Varsam is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as stock option programs available to our executives.

Mr. Varsam’s employment agreement had an initial term of one year and now renews for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. Varsam (including by constructive termination) and automatically upon his death or disability. If Mr. Varsam’s employment is terminated, then Mr. Varsam (or his estate) is entitled to payments under his employment agreement.

“Cause” is defined under the agreement as the following conduct by Mr. Varsam: (i) an act of willful misconduct, fraud, embezzlement, theft, or any other act constituting a felony, involving moral turpitude or causing material harm, financial or otherwise, to us; (ii) an intentional act or failure to act that causes or can be expected to imminently cause material injury to us; (iii) a material breach of the agreement that he does not cure within 15 days after written notice from the Chief Executive Officer specifying the breach and requesting a cure; or (iv) habitual abuse of alcohol, narcotics or other controlled substances which impairs his ability to perform his duties under the agreement.

Constructive termination is defined under the agreement as the occurrence of any of the following without Mr. Varsam’s consent: (i) our failure to substantially comply with the agreement; (ii) a reduction in salary or bonus percentage or a material reduction in his duties; (iii) any purported termination by us of his employment other than for cause; (iv) if we assign the agreement to a successor of all or substantially all of our business or assets, and the successor fails to assume our obligations under the agreement; or (v) if we relocate our principal offices, or require Mr. Varsam to relocate his principal work location, more than 45 miles.

The agreement provides that Mr. Varsam cannot induce any person to terminate employment with us for a period of 12 months after termination for any reason. In addition, Mr. Varsam cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country (i) for a period of 12 months after termination for cause or voluntary termination (other than by constructive termination), or (ii) during the period of time we would be required to make severance payments or payments under a disability plan as a result of termination due to disability, termination without cause or constructive termination.

Former Executive Officer

Steven A. Schumm. Mr. Schumm, our former Executive Vice President—Chief Financial and Administrative Officer, left the Company effective October 17, 2011 and entered into a Separation and Release, Consulting Agreement and Stock Repurchase Agreement with the Company (the “Separation Agreement”), Technologies and each of its subsidiaries, divisions and affiliates (collectively, “Employers”) on November 7, 2011. Pursuant to Mr. Schumm’s Separation Agreement, the Company paid Mr. Schumm $69,995 for his services as a consultant over a period beginning October 18, 2011 and ending December 31, 2011, less tax and other withholdings. Pursuant to the terms of the Separation Agreement, the Company also will pay Mr. Schumm $345,050, payable in installments in accordance with the Company’s usual payroll practices for a period of 12 months, and paid Mr. Schumm various additional lump sum payments in an aggregate amount of $501,192 in January 2012. All of the foregoing payments made pursuant to the Agreement are subject to applicable tax and other payroll withholdings. Furthermore, in the Separation Agreement, Technologies exercised its right to repurchase all of the shares of Series A preferred stock and common stock of Technologies owned by Mr. Schumm for $519,128. Pursuant to the Separation Agreement, Mr. Schumm’s options to purchase Technologies common stock were forfeited, and Mr. Schumm agreed that, for a period of 24 months beginning January 1, 2012, he would not engage in, invest in or render services to any person or entity engaged in the businesses of Employers on the date of his separation and as contemplated to be engaged in as reflected in the Employers’ strategic plan, within any country.

Potential Payments Upon Termination or Change in Control

As noted above, our employment agreements with each of Messrs. Quinn, Kulka, McLain, Moody and Varsam provide, and our former employment agreement with Mr. Schumm provided, for payments to the officer in the event of termination of employment. The employment agreements of the named executive officers do not contain specific provisions for compensating the officers upon a change in control of the Company. If the Company’s successor following a change of control does not assume the Company’s obligations under the employment agreements or makes certain changes in an officer’s compensation or duties that would be deemed to be a constructive termination, then the officer would be compensated in accordance with the constructive termination provisions of his employment agreement.

The table below sets forth information describing and quantifying certain compensation that would become payable under each named executive officer’s employment agreement if the officer’s employment had terminated on December 31, 2011.  The information is based on the officer’s compensation and benefits as of that date. Additional information is provided with respect to Mr. Schumm, based on the actual payments made or accrued in connection with the termination of his employment effective October 17, 2011. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the 401(k) plan, disability benefits and accrued vacation pay.

Estimated Payments Upon Termination of Employment

Reason for termination of employment:	Salary $	Bonus $	Perquisites and Other Benefits $	Total $
Death
Martin Quinn..............................................................................................	— (1)	553,200(2)	—	553,200
Jeffrey S. Kulka..........................................................................................	— (1)	43,800(2)	—	43,800
Michael A. McLain.....................................................................................	— (1)	360,000(2)	—	360,000
Terry A. Moody..........................................................................................	— (3)	232,566(2)	—	232,566
Nick H. Varsam..........................................................................................	— (3)	151,721(2)	—	151,721
Steven A. Schumm.....................................................................................	— (3)	258,788(2)	—	258,788
Disability
Martin Quinn..............................................................................................	— (2)	553,200(2)	11,911(4)	296,911
Jeffrey S. Kulka..........................................................................................	— (2)	43,800(2)	19,152(5)	62,952
Michael A. McLain.....................................................................................	— (2)	360,000(2)	11,911(4)	371,911
Terry A. Moody..........................................................................................	162,225(6)	232,566(2)	—	394,791
Nick H. Varsam..........................................................................................	105,882(6)	151,721(2)	—	257,603
Steven A. Schumm.....................................................................................	172,525(6)	258,788(2)	—	431,313
Without cause/constructive termination(7)
Martin Quinn..............................................................................................	500,000(8)	553,200(2)	6,905(9)	1,060,105
Jeffrey S. Kulka..........................................................................................	325,000(8)	43,800(2)	9,576(10)	378,376
Michael A. McLain.....................................................................................	— (11)	360,000(2)	—	360,000
Terry A. Moody..........................................................................................	324,450(8)	232,566(2)	7,540(9)	564,556(12)
Nick H. Varsam..........................................................................................	176,388(13)	151,721(2)	6,096(14)	334,205
Steven A. Schumm(15)...............................................................................	345,050(8)	258,788(16)	6,673(9)	610,511(12)
Non-renewal/expiration of employment agreement
Martin Quinn..............................................................................................	500,000(8)	—	5,179(17)	505,179
Jeffrey S. Kulka..........................................................................................	325,000(8)	—	—	325,000
Michael A. McLain.....................................................................................	— (11)	—	5,022(17)	5,022
Terry A. Moody..........................................................................................	324,450(8)	—	—	324,450
Nick H. Varsam..........................................................................................	176,388(13)	—	—	176,388
Steven A. Schumm.....................................................................................	345,050(8)	—	—	345,050
For cause/voluntary termination by employee
Martin Quinn..............................................................................................	—	—	—	—
Jeffrey S. Kulka..........................................................................................	—	—	—	—
Michael A. McLain.....................................................................................	—	—	—	—
Terry A. Moody..........................................................................................	—	—	—	—
Nick H. Varsam..........................................................................................	—	—	—	—
Steven A. Schumm.....................................................................................	—	—	—	—
____________
(1)	Base salary is paid in accordance with current payroll practices through the end of the pay period in which termination occurs.
(2)	Represents the bonus the officer would have been entitled to receive for the year in which termination occurs, prorated based on the number of days preceding termination.
(3)	Base salary is paid in accordance with current payroll practices through the end of the month in which termination occurs.
(4)	Represents contributions made by the Company on behalf of the officer under health insurance plans for two years following termination.
(5)	Represents contributions made by the Company on behalf of the officer under health insurance plans for two years following termination, plus a tax gross-up at an assumed tax rate of 40%.
(6)	Base salary is paid in accordance with current payroll practices until the earlier of 180 days and the commencement of any benefits under the Company’s long-term disability insurance.
(7)

In the event of termination without cause or constructive termination of Mr. Quinn, compensation will be reduced by the amount of compensation the officer receives if he obtains other employment during the termination pay period.

(8)	Base salary is paid in accordance with current payroll practices for one year following termination.
(9)	Represents contributions made by the Company on behalf of the officer under certain benefit plans, including health, life and disability insurance, for one year following termination.
(10)	Represents contributions made by the Company on behalf of the officer under health insurance plans for one year following termination, plus a tax gross-up at an assumed tax rate of 40%.
(11)	Base salary is paid in accordance with current payroll practices until the end of the calendar year in which termination of employment occurs.
(12)	In lieu of the payments shown, the officer may elect to receive a lump sum payment, which would be the total amount shown less 12%.
(13)	Base salary is paid in accordance with current payroll practices for ten months following termination.
(14)

Represents contributions made by the Company on behalf of the officer under certain benefit plans, including health, life and disability insurance, 401(k), profit sharing, and retirement plants, for ten months following termination.

(15)

Pursuant to his Separation Agreement, Mr. Schumm received or will receive the stated amounts under “Salary” and “Bonus” columns and “Perquisites and Other Benefits” in the amount of $501,192, for a total of $846,242. See “–Employment Agreements–Former Executive Officer” above.

(16)	Represents 75% of the officer’s base salary.
(17)	Represents contributions made by the Company on behalf of the officer under certain benefit plans, including health, life and disability insurance, for nine months following termination.

The employment agreement for each of the above-named executive officers contains a provision for complying with Section 409A of the Internal Revenue Code relating to deferred payments, including the payment of severance. In addition, the agreements for Messrs. Quinn, Kulka, and Moody limit severance payments, to the extent they are considered “parachute payments” under Section 280G of the Internal Revenue Code, to 299% of the employee’s “base amount” of compensation as defined in Section 280G. See “— Employment Agreements” above.

Each of our named executive officers has been granted stock options in our parent, Technologies, under the 2010 Equity Plan, described above in “Executive Compensation — Technologies 2010 Equity Incentive Plan.” Pursuant to the terms of the 2010 Equity Plan and each named executive officer’s non-qualified stock option award agreement, if a Realization Event occurs, including a change of control of Technologies, all outstanding options not vested or forfeited will become immediately and fully vested, subject to such named executive officer’s continued service to Technologies or its subsidiaries or affiliates. The intrinsic value of equity awards outstanding at December 31, 2011, which consist solely of Tranche A and Tranche B options to purchase stock of Technologies, that would become exercisable or vested in the event a change of control of Technologies occurred as of December 31, 2011, for each of the named executive officers is set forth in the table below.  Tranche C options have a per share exercise price of $50 and, therefore, have no intrinsic value. See “— Technologies 2010 Equity Incentive Plan” and the Outstanding Equity Awards at Fiscal Year-End table, above.

Estimated Payments Upon Change in Control

Name	Unvested Options (#)	Exercise Price ($)	Value of Options ($)(1)
Martin Quinn..............................................................................	44,637.05	10.00	941,842
	22,318.53	30.00	24,520
	22,318.53	50.00	—
Jeffrey S. Kulka..........................................................................	23,248.46	31.10	—
	11,624.23	31.10	—
	11,624.23	50.00	—
Michael A. McLain.....................................................................	20,458.65	10.00	431,678
	10,229.32	30.00	11,252
	10,229.32	50.00	—
Terry A. Moody..........................................................................	21,078.61	10.00	444,759
	10,539.30	30.00	11,593
	10,539.30	50.00	—
Nick H. Varsam..........................................................................	6,509.57	10.00	137,352
	3,254.79	30.00	3,580
	3,254.79	50.00	—
Steven A. Schumm.....................................................................	—	—	—
_________________

(1)     Based on fair market value of a share of common stock Technologies on December 31, 2011 of $31.10, as determined by the Board of
      Directors of Technologies in accordance with the Stockholders Agreement.

Director Compensation

In March 2011, James O. Egan was appointed to the Board. In May 2011, C. Thomas O’Grady and Eric K. Schwalm were appointed to the Board.  None of Messrs. Egan, O’Grady and Schwalm is an employee or affiliated with Irving Place Capital, although Mr. O’Grady does act as Senior Advisor to IPC. Each of Messrs. Egan, O’Grady and Schwalm receives an annual fee of $25,000 and a fee of $3,000 per meeting. For his role as Chairman of the Audit Committee, Mr. Egan also receives an annual fee of $7,500. In connection with their appointments, each of these directors also received a grant of options to purchase 10,000 shares of common stock of Technologies, comprised of 5,000 Tranche A Options, 2,500 Tranche B Options and 2,500 Tranche C Options, with vesting and other terms identical to those options granted to the named executive officers.

The following table provides information on all cash and equity-based compensation earned, paid or awarded to non-employee directors during 2011.

2011 Non-Employee Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Total ($)
James O. Egan(4)........................................................................................................................................	40,889	54,491	95,380
Douglas R. Korn.........................................................................................................................................	—	—	—
Joshua H. Neuman......................................................................................................................................	—	—	—
C. Thomas O’Grady(5)...............................................................................................................................	25,346	53,641	78,987
Eric K. Schwalm(5).....................................................................................................................................	23,973	53,641	77,614

____________

(1)	Only members of our Board who are neither employees of the Company nor affiliates of Irving Place Capital receive compensation for their service as a director.
(2)

This column reflects the aggregate dollar amount of the annual base fee and annual fees for service on the Board of Directors and, in the case of Mr. Egan, acting as chairperson of the Audit Committee for the year ended December 31, 2011.

(3)

Represents the aggregate grant date fair value under FASB ASC Topic 718. Fair value was determined using the Black-Scholes option-pricing model, based upon the terms of the option grants and the assumptions and methodologies set forth in the notes to our consolidated financial statements set forth herein. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(4)	Appointed to the Board of Directors and as Audit Committee chairperson in March 2011.
(5)	Appointed to the Board of Directors in May 2011.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a director or as a member of the compensation committee or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. None of the current members of our Compensation Committee has ever been an officer or employee of Thermadyne or any of our subsidiaries. Messrs. Korn and Neuman are managing directors of Irving Place Capital, affiliates of which, along with its co-investors, control approximately 98.6% of the outstanding common stock and preferred stock of Technologies. See “Certain Relationships and Related Party Transactions” included in Item 13 of this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a wholly-owned subsidiary of Thermadyne Technologies Holdings, Inc., a company whose common stock is owned by IPC/Razor LLC (“Topco”), a holding company and affiliate of Irving Place Capital, and certain members of our management. Upon consummation of the Merger, Technologies issued common stock and preferred stock, representing 80% and 20%, respectively, of its equity value to Topco and certain of our executive officers. Following the Merger, Technologies issued additional shares of common stock and preferred stock to other members of our management.

The following table sets forth sets forth the percentages of shares of preferred stock and common stock of Technologies that are beneficially owned as of March 15, 2012 by (1) each person who is known to us to be the beneficial owner of more than 5% of such shares, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Class(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class(1)
IPC / Razor LLC (including its co-investors), c/o Irving Place Capital, 277 Park Avenue, New York, NY 10172(2)....................................................................	54,645	98.6%	3,484,000	98.6%
Martin Quinn(3).............................................................................................	113	*	28,079	*
Jeffrey Kulka.................................................................................................	236	*	14,673	*
Terry A. Moody(4)........................................................................................	48	*	13,539	*
Michael A. McLain(2)(5).............................................................................	—	—	10,229	*
James O. Egan(6)..........................................................................................	64	*	6,000	*
Nick H. Varsam(7)........................................................................................	8	*	3,600	*
C. Thomas O’Grady.....................................................................................	32	*	2,000	*
Eric K. Schwalm............................................................................................	32	*	2,000	*
Douglas R. Korn, c/o Irving Place Capital, 277 Park Avenue, New York, NY 10172(2)(8)...............................................................	—	—	—	—
Joshua H. Neuman(9)..................................................................................	—	—	—	—
All directors and executive officers as a group (10 persons)............	533	1.0%	80,120	2.2%

*      Represents less than 1%.

(1)   Based on 56,775 shares of preferred stock and 3,532,519 shares of common stock outstanding as of March 15, 2012, and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2)   Irving Place Capital Partners III, L.P. may be deemed a beneficial owner of the shares held by IPC/Razor LLC due to its status as Managing Member of IPC/Razor LLC. Irving Place Capital Partners III, L.P. disclaims beneficial ownership of any such shares of which it is not the holder of record. IPC Advisors III, L.P. may be deemed a beneficial owner of the shares held by Irving Place Capital Partners III, L.P. due to its status as General Partner of Irving Place Capital Partners III, L.P. IPC Advisors III, L.P. disclaims beneficial ownership of any such shares of which it is not the holder of record. JDH Management LLC may be deemed a beneficial owner of the shares held by IPC Advisors III, L.P. due to its status as General Partner of IPC Advisors III L.P. JDH Management LLC disclaims beneficial ownership of any such shares of which it is not the holder of record.

(3)   Includes options to purchase 21,079 shares of common stock exercisable within 60 days.

(4)   Includes options to purchase 10,539 shares of common stock exercisable within 60 days.

(5)   Mr. McLain owns less than one percent of the outstanding equity of IPC/Razor LLC. Mr. McLain disclaims beneficial ownership of the shares of Technologies that are owned by IPC/Razor LLC, except to the extent of his pecuniary interest therein. Includes options to purchase 10,229 shares of common stock exercisable within 60 days.

(6)   Includes options to purchase 2,000 shares of common stock exercisable within 60 days.

(7)   Includes options to purchase 3,100 shares of common stock exercisable within 60 days.

(8)   Mr. Korn is a Senior Managing Director of Irving Place Capital and the President of IPC / Razor LLC. Mr. Korn, by virtue of such positions, may be deemed to share beneficial ownership of shares owned of record by IPC / Razor LLC. However, Mr. Korn does not have investment or voting power with respect to shares owned by IPC / Razor LLC, and he disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(9)   Mr. Neuman is a Managing Director of Irving Place Capital.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Relationship with Irving Place Capital

Affiliates of Irving Place Capital, along with its co-investors, hold approximately 98.6% of the outstanding equity of Technologies, which holds 100% of our outstanding equity. Our directors Douglas R. Korn and Joshua H. Neuman are a Senior Managing Director and a Managing Director, respectively, of Irving Place Capital.

Stockholders’ Agreement

Upon consummation of the Merger, Technologies entered into a Stockholders’ Agreement with Topco and our management investors that generally contains the following provisions:

Board of Directors.  The Stockholders’ Agreement requires that all holders of securities in Technologies who are parties to the Stockholders’ Agreement shall vote all of the shares of common stock of Technologies owned by them or their affiliates for, or consent in writing with respect to such shares in favor of, the election of the directors designated by Topco. Such directors may only be removed by Topco. Our management investors further agreed to execute any documents necessary in order to effectuate the foregoing, including the ability for Technologies or its nominees to vote our management investors’ shares of common stock directly.

Other rights and restrictions.  The Stockholders’ Agreement also includes rights and restrictions relating to the issuance or transfer of shares, including tag-along rights and drag-along rights, preemptive rights, registration rights, repurchase rights after the termination of employment of a management investor, and certain governance provisions.

Management Services Agreement

Upon consummation of the Merger, we entered into a management services agreement with Irving Place Capital Management, L.P., an affiliate of Irving Place Capital, pursuant to which Irving Place Capital Management, L.P. agreed to provide certain advisory and management services to us. Pursuant to the management services agreement, Irving Place Capital Management, L.P. is entitled to receive an aggregate annual advisory fee equal to the greater of (i) $1.5 million or (ii) 2.5% of EBITDA (as defined in the management services agreement) of us and our subsidiaries, paid on a quarterly basis, and reimbursement for reasonable out-of-pocket expenses incurred in the ordinary course by Irving Place Capital Management, L.P. or its affiliates in connection with Irving Place Capital Management, L.P.’s obligations under the management services agreement and the services rendered prior to or subsequent to the date of the management services agreement, including fees and expenses paid to consultants, subcontractors and other third parties in connection with such obligations. In the event of a sale of all or substantially all of our assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of our or any of our subsidiaries’ equity securities, we will be obligated to pay Irving Place Capital Management, L.P. an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.

In addition, pursuant to the management services agreement, Irving Place Capital Management, L.P. received a transaction fee of $6.5 million in connection with services provided related to the Merger and will receive in connection with any subsequent material corporate transactions we or our subsidiaries enter into, such as an equity or debt offering, acquisition, asset sale, recapitalization, merger, joint venture formation or other business combination, transaction fees equal to (A) with respect to an equity or debt offering, 1% of the gross proceeds of such offering and (B) with respect to such other material corporate transactions, 1% of the transaction value of such transaction. Furthermore, pursuant to the management services agreement, Irving Place Capital Management, L.P. will also receive fees in connection with certain strategic services, which such fees will be determined by Irving Place Capital Management, L.P., provided such fees will reduce the annual advisory fee on a dollar-for-dollar basis. The management services agreement also provides for customary exculpation, indemnification, contribution and expense reimbursement provisions in favor of Irving Place Capital Management, L.P. and its affiliates.

Consulting Agreement

In exchange for strategic advisory assistance in 2010, Technologies entered into a consulting agreement with Michael McLain, our chairman, and other consultants. The aggregate amount paid pursuant to the consulting agreement for services rendered through July 2011 was $740,000, of which Mr. McLain was paid $56,500 in 2011. We also paid certain expenses incurred by the consultants.  We reduced the fees paid to Irving Place Capital pursuant to the management services agreement by $740,000 for the fees paid for services rendered pursuant to the consulting agreement through July 2011, and, as a result, we did not incur any net cost for such services.  Since July 2011, certain of the consultants, other than Mr. McLain, have continued to provide consulting services to the Company.

Employment Agreements

See “Executive Compensation — Employment Agreements” included in Item 11 of this Report for a description of the employment agreements with our named executive officers.

Procedures with Respect to Review and Approval of Related Person Transactions

The charter of the Audit Committee provides that the Audit Committee is responsible for, among other things, to review and approve all transactions with related persons, including executive officers and directors, as described in Item 404(a) of Regulation S-K.  In furtherance of its responsibility under the charter, the Audit Committee reviews, discusses and approves any transactions or courses of dealing with related parties that are significant in size or involve terms or other aspects that differ from those that would likely be negotiated with independent parties. Our Board of Directors continues to review and approve all transactions required to be reported pursuant to Item 404(a) of Regulation S-K.  Our Audit Committee considers information presented by our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer and other officers, as appropriate, regarding the proposed transaction, including whether the terms of the transaction are fair to and in the best interests of the Company, as well as in accordance with applicable law and restrictions under our equity and debt agreements.

Pursuant to the terms of our Stockholders’ Agreement, except for transactions contemplated by such agreement, Technologies will not, nor will it permit any of its subsidiaries (including the Company) to, directly or indirectly, enter into any transaction or agreement, including without limitation the purchase, sale or exchange of property or the rendering of any services, with Topco or any of its affiliates (other than Technologies and its subsidiaries and employees of Technologies and its subsidiaries), except (i) pursuant to the Management Services Agreement described above, (ii) any agreement evidencing investments to be made by Topco or its affiliates in respect of which stockholders who are employees or directors of Technologies or any of its subsidiaries are given preemptive or other participation rights, (iii) the issuance of pro-rata dividends, distributions and redemptions, (iv) transactions with portfolio companies of Topco that are in the ordinary course of business and on arm’s length terms, and if material, have been approved by a majority of disinterested directors of Technologies’ board of directors, (v) the payment of reasonable directors’ fees and expenses and the provision of customary indemnification to directors and officers of Technologies and its subsidiaries, (vi) transactions between Technologies and its subsidiaries and Topco and its affiliates contemplated by the Merger Agreement or (vii) any other transaction approved by a majority of disinterested directors of Technologies’ board of directors.

The indenture governing our Senior Secured Notes and the credit agreement governing our Working Capital Facility also contain restrictions on our ability to enter into transactions with affiliated persons.

Director Independence

The information called for by this Item 13 with respect to director independence is set forth above under the caption “The Board of Directors and Committees of the Board” included in Item 10 of this Report.

Item 14.  Principal Accountant Fees and Services

During 2011 and 2010, KPMG LLP rendered services to us as our independent registered public accounting firm and charged fees for their services as follows:

Service Fees
(dollars in thousands)	2011 Fees	2010 Fees

Audit Fees	$1,094	$2,014
Audit-Related Fees	—	—
Tax Fees	19	21

Total	$1,113	$2,035

Audit fees consisted of fees for the audit of our annual consolidated financial statements and review of our quarterly financial statements, as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC. Audit-related fees consisted of fees for assurance and related services, including consultation concerning financial accounting and reporting standards, and consultation concerning matters relating to Section 404 of the Sarbanes-Oxley Act of 2002.  Tax fees consisted of fees for tax compliance, tax advice and tax planning services.

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval.  All 2011 and 2010 services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The following documents are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm — KPMG LLP	73
Consolidated Statements of Operations for year ended December 31, 2011, December 3, 2010 through December 31, 2010, January 1, 2010 through December 2, 2010, and for the year ended December 31, 2009	74
Consolidated Balance Sheets as of December 31, 2011 and 2010	75
Consolidated Statements of Stockholders’ Equity for year ended December 31, 2011, December 3, 2010 through December 31, 2010, January 1, 2010 through December 2, 2010, and for the year ended December 31, 2009	76
Consolidated Statements of Cash Flows for the year ended December 31, 2011, December 3, 2010 through December 31, 2010, January 1, 2010 through December 2, 2010, and for the year ended December 31, 2009	77
Notes to Consolidated Financial Statements	78

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Thermadyne Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries (the Company) as of December 31, 2011 (Successor Company) and 2010 (Successor Company), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 (Successor Company), the period from December 3, 2010 through December 31, 2010 (Successor Company), the period from January 1, 2010 through December 2, 2010 (Predecessor Company), and the year ended December 31, 2009 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermadyne Holdings Corporation and subsidiaries as of December 31, 2011 (Successor Company) and 2010 (Successor Company), and the results of their operations and their cash flows for the year ended December 31, 2011 (Successor Company), the period from December 3, 2010 through December 31, 2010 (Successor Company), the period from January 1, 2010 through December 2, 2010 (Predecessor Company), and the year ended December 31, 2009 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

St. Louis, Missouri
March 29, 2012

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009

Net sales	$ 487,428	$ 28,663	$ 387,238	$ 347,655
Cost of goods sold	329,629	21,910	256,948	245,043
Gross margin	157,799	6,753	130,290	102,612

Selling, general and administrative expenses	105,286	19,044	90,142	80,239
Amortization of intangibles	6,296	531	2,515	2,693
Restructuring	5,404	-	-	-

Operating income (loss)	40,813	(12,822)	37,633	19,680

Other income (expense):
Interest, net	(24,535)	(2,273)	(20,525)	(20,850)
Amortization of deferred financing costs	(1,711)	(170)	(918)	(1,052)
Settlement of retiree medical obligations	-	-	-	5,863
Loss on debt extinguishment	-	-	(1,867)	-
Other	-	-	-	147
Income (loss) from continuing operations before income tax provision (benefit) and discontinued operations	14,567	(15,265)	14,323	3,788

Income tax provision (benefit)	7,826	(585)	8,187	2,657

Income (loss) from continuing operations	6,741	(14,680)	6,136	1,131

Income from discontinued operations, net of tax	-	-	-	3,051
Net income (loss)	$ 6,741	$ (14,680)	$ 6,136	$ 4,182

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor
	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 20,856	$ 22,399
Trusteed assets	-	183,685
Accounts receivable, less allowance for doubtful accounts of
$750 and $400, respectively	68,570	62,912
Inventories	96,011	85,440
Prepaid expenses and other	11,972	11,310
Deferred tax assets	2,823	2,644
Total current assets	200,232	368,390

Property, plant and equipment, net of accumulated depreciation
of $15,073 and $1,274, respectively	73,861	74,338
Goodwill	182,429	182,841
Intangibles, net	140,265	145,662
Deferred financing fees	13,416	15,127
Other assets	502	1,632
Total assets	$ 610,705	$ 787,990

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Senior subordinated notes due 2014	$ -	$ 176,095
Current maturities of other long-term obligations	1,715	2,207
Accounts payable	29,705	26,976
Accrued and other liabilities	43,560	40,992
Accrued interest	1,081	9,184
Income taxes payable	2,875	3,760
Deferred tax liabilities	3,584	6,014
Total current liabilities	82,520	265,228

Long-term obligations, less current maturities	263,607	264,564
Deferred tax liabilities	78,927	78,743
Other long-term liabilities	18,081	14,659
Total liabilities	443,135	623,194

Stockholder's equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at December 31, 2011
and at December 31, 2010	-	-
Additional paid-in capital	177,790	176,035
Accumulated deficit	(7,939)	(14,680)
Accumulated other comprehensive income	(2,281)	3,441
Total stockholder's equity	167,570	164,796

Total liabilities and stockholder's equity	$ 610,705	$ 787,990

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholder's	Comprehensive
	Shares	Value	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
Predecessor
December 31, 2008	13,510	$ 135	$ 189,256	$ (69,245)	$ (1,843)	$ 118,303

Net income	-	-	-	4,182	-	4,182	4,182
Foreign currency translation, net of tax	-	-	-	-	7,279	7,279	7,279
Pension benefit obligation, net of tax	-	-	-	-	318	318	318
Post-retirement benefit obligations, net of tax	-	-	-	-	(1,825)	(1,825)	(1,825)
Comprehensive income:							$ 9,954
Common stock issuance-employee
stock purchase plan	30	-	114	-	-	114
Exercise of stock options	-	-	-	-	-	-
Stock compensation	-	-	(579)	-	-	(579)
December 31, 2009	13,540	$ 135	$ 188,791	$ (65,063)	$ 3,929	$ 127,792

Net income	-	-	-	6,136	-	6,136	6,136
Foreign currency translation, net of tax	-	-	-	-	1,981	1,981	1,981
Pension benefit obligation, net of tax	-	-	-	-	(705)	(705)	(705)
Post-retirement benefit obligations, net of tax	-	-	-	-	(310)	(310)	(310)
Comprehensive income:							$ 7,102
Common stock issuance-employee stock
purchase plan	12	-	96	-	-	96
Exercise of stock options	969	1	70	-	-	71
Stock compensation	-	-	682	-	-	682
December 2, 2010	14,521	$ 136	$ 189,639	$ (58,927)	$ 4,895	$ 135,743

Successor
December 3, 2010
Initial investment by purchasers	1,000	$ -	$ 176,010	$ -	$ -	$ 176,010
Net loss	-	-	-	(14,680)	-	(14,680)	$ (14,680)
Foreign currency translation, net of tax	-	-	-	-	2,760	2,760	2,760
Pension benefit obligation, net of tax	-	-	-	-	647	647	647
Post-retirement benefit obligations, net of tax	-	-	-	-	34	34	34
Comprehensive income:							$ (11,239)
Stock compensation	-	-	25	-	-	25
December 31, 2010	1,000	$ -	$ 176,035	$ (14,680)	$ 3,441	$ 164,796

Net Income	-	-	-	6,741	-	6,741	6,741
Foreign currency translation, net of tax	-	-	-	-	(1,385)	(1,385)	(1,385)
Pension benefit obligation, net of tax	-	-	-	-	(4,483)	(4,483)	(4,483)
Post-retirement benefit obligations, net of tax	-	-	-	-	146	146	146
Comprehensive income:							$ 1,019
Capital contribution from Technologies	-	-	1,185	-	-	1,185
Stock compensation	-	-	570	-	-	570
December 31, 2011	1,000	$ -	$ 177,790	$ (7,939)	$ (2,281)	$ 167,570

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$ 6,741	$ (14,680)	$ 6,136	$ 4,182
Adjustments to reconcile net income to net cash
provided by operating activities:
(Income)/loss from discontinued operations	-	-	-	(3,051)
Depreciation and amortization	22,519	1,986	12,445	12,962
Deferred income taxes	522	(941)	1,656	(1,069)
Stock compensation expense (income)	570	25	1,213	(358)
Restructuring costs, net of payments	1,866	-	-	-
Loss on debt extinguishment	-	-	1,867	-
Changes in operating assets and liabilities:
Accounts receivable, net	(5,977)	2,938	(9,847)	19,351
Inventories	(10,942)	4,223	(2,875)	32,264
Prepaids	(895)	(879)	3,073	(2,935)
Accounts payable	2,929	(3,825)	19,344	(20,998)
Accrued interest	(8,103)	3,200	(1,624)	1,156
Accrued taxes	(1,010)	272	2,844	(2,367)
Accrued and other	(1,129)	24	10,896	(17,633)
Net cash provided by (used in) operating activities	7,091	(7,657)	45,128	21,504
Cash flows from investing activities:
Capital expenditures	(14,824)	(1,849)	(6,499)	(7,695)
Other	(899)	(188)	(341)	(361)
Net cash used in investing activities	(15,723)	(2,037)	(6,840)	(8,056)
Cash flows from financing activities:
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	-	-	-
Repayment of Senior Subordinated Notes	(176,095)	-	-	-
Net repayments of Working Capital Facility	-	(3,347)	(6,296)	(22,888)
Repayments of other long-term obligations	(1,443)	-	-	-
Issuance of Senior Secured Notes due 2017	-	260,000	-	-
Repurchase of Senior Subordinated Notes	-	-	-	(2,632)
Borrowings under Second Lien Facility and other	-	-	-	25,075
Repayments under Second Lien Facility and other	-	(1,240)	(26,707)	(15,823)
Initial investment by purchasers (excludes subscription receivables)	-	175,285	-	-
Purchase of Predecessor common stock	-	(213,926)	-	-
Trusteed assets	-	(183,672)	-	-
Payment of Predecessor change in control expenditures	-	(7,525)	-	-
Deferred financing fees	-	(14,723)	-	-
Exercise of employee stock purchases		-	167	114
Advances from discontinued operations	-	-	-	2,539
Termination payment from derivative counterparty	-	-	-	2,313
Other, net	1,185	-	-	(925)
Net cash provided by (used in) financing activities	7,332	10,852	(32,836)	(12,227)
Effect of exchange rate changes on cash and cash equivalents	(243)	469	434	1,749
Net cash provided by (used in) continuing operations	(1,543)	1,627	5,886	2,970
Net cash provided used in discontinued operations	-	-	-	(585)
Total increase (decrease) in cash and cash equivalents	(1,543)	1,627	5,886	2,385
Total cash and cash equivalents beginning of period	22,399	20,772	14,886	12,501
Total cash and cash equivalents end of period	$ 20,856	$ 22,399	$ 20,772	$ 14,886
Income taxes paid	$ 8,329	$ 92	$ 3,673	$ 5,924
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$ 33,980	$ 70	$ 21,134	$ 19,957

See accompanying notes to consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

1. The Company

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a designer, manufacturer and supplier of cutting and welding products used in various fabrication, construction and manufacturing operations around the world. Our products are used in a wide variety of applications, across industries, where steel is cut and welded, including steel fabrication,  manufacturing of transportation and mining equipment, many types of  construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding.   We market our products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Tweco®, Thermal Dynamics®, Arcair®, Cigweld®, Thermal Arc®, Turbo Torch®, Firepower® and Stoody®.

Basis of Presentation.  On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”). (Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. (“Technologies”).) Technologies’ sole asset is its 100% ownership of the stock of Thermadyne.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 98.6% of the outstanding equity of Technologies, and certain members of Thermadyne management hold the remaining equity capital.

As more fully described in Note 3 - Acquisitions, the Acquisition is being accounted for in accordance with United States accounting guidance for business combinations and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010. Although Thermadyne continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one.  In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis.  As a result, the accompanying consolidated statements of operations, cash flows, and stockholders’ equity are presented for two different reporting entities for the year ended December 31, 2010: Predecessor, which relates to the period preceding the Acquisition (prior to December 3, 2010), and Successor, the period succeeding the Acquisition, respectively.

 2. Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  The costs of certain purchasing functions previously included in Selling, General, and Administrative expenses have been reclassified to Cost of Goods Sold for all years presented in the amounts of $93 for the period from December 3, 2010 through December 31, 2010, $1,566 for the period from January 1, 2010 through December 2, 2010, and $1,182 for the years ended December 31, 2009 to conform to current year presentation.  Miscellaneous receivables of $2,729 as of December 31, 2010 have been reclassified from Accounts Receivable to Prepaid Expenses and Other to conform with the current year presentation.

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

Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for domestic subsidiaries and the first-in, first-out (“FIFO”) method for the Company’s foreign subsidiaries. Inventories were recorded at fair value at the Acquisition Date.

Property, Plant and Equipment. Prior to the Acquisition Date, property, plant and equipment were historically carried at cost and depreciated using the straight-line method. At the Acquisition Date, property, plant and equipment were adjusted to fair value based on the premise of continued use.  Management, with assistance from an asset appraisal firm, estimated the fair value of equipment by determining new reproduction cost by utilizing the historical original cost of each equipment asset and adjusting cost to the Acquisition Date using industry trend factors and consumer price indices. Once new reproduction cost was established, considerations were made for all forms of depreciation, which reflected the estimated economic life of the asset, remaining economic useful life and used equipment trends.  Land was valued based on comparable sales.  The average estimated lives utilized in calculating depreciation are as follows: buildings and improvements—ten to twenty-five years; and machinery and equipment—three to ten years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Depreciation expense was $14,512 for the year ended December 31, 2011, $1,285 for the period of December 3, 2010 to December 31, 2010, $9,245 for the period of January 1, 2010 through December 2, 2010, and $9,210 for the year ended December 31, 2009.

Deferred Financing Costs. Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled  $15,297 at December 31, 2011 and 2010, respectively, less related accumulated amortization of $1,881 and $171.

Goodwill and intangibles. Goodwill and trademarks have indefinite lives. Customer relationships and intellectual property bundles (including patents) are amortized on a straight-line basis over their estimated useful lives of 20 years.

Goodwill was calculated as of the Acquisition Date for the Successor, measured as the excess of the consideration transferred over the net of the Acquisition Date amounts of the identifiable assets (including intangible assets) acquired and the liabilities assumed.

Goodwill and trademarks are tested for impairment annually, as of December 1st, (Successor) and October 1st (Predecessor), or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit.

In 2011, the Company adopted Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which was issued by the FASB in September 2011.  This standard permits an entity to conduct a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  If it is concluded that this is the case, it is necessary to perform the currently-prescribed two-step goodwill impairment test.  As part of the qualitative assessment, an entity considers factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the entity, as well as other non-financial variables that could impact the value of an entity.  The Company has determined that no impairment of goodwill existed at December 1, 2011.

In 2010, the goodwill impairment test involved the comparison of the carrying amount of the reporting unit’s goodwill to its estimated fair value.  An impairment would be recorded if the carrying amount exceeded the estimated enterprise fair value.  To estimate enterprise fair value, management relied primarily on its determination of the present value of expected future cash flows. Significant judgments and estimates about current and future conditions were used to estimate the fair value.  In estimating future cash flows, management estimated future sales volumes, sales prices, changes in commodity costs and the weighted cost of capital.  Management also considered market value comparables and, as applicable, the current market capitalization of the Company in determining whether impairment exists. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions could cause actual results to vary significantly from the estimates.  The Company determined that no impairment of goodwill existed at December 31, 2010.

Trademarks are generally associated with the Company’s product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of the Company’s trademarks’ useful lives.  The Company has determined that no impairment of trademarks existed at December 1, 2011.  See Note 8 – Intangible Assets.

Derivatives and Hedging Activities:  The Company uses foreign exchange rate derivative instruments in order to reduce exposure to inherent foreign currency fluctuations.  While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815, Derivatives & Hedging, as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument are recorded to selling, general and administrative expense in the period of change. The fair value of derivative assets is recognized within prepaid expenses and other assets, while the fair value of derivative liabilities is recognized within accrued and other liabilities.

Debt: The carrying values of the obligations outstanding under the Working Capital Facility, the Second Lien Facility and other long-term obligations, excluding the Senior Secured Notes and the Senior Subordinated Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The fair value of the Company’s Senior Secured Notes was 103.5%  of face value at December 31, 2011 and 102% of face value at December 31, 2010.  The Company’s Senior Subordinated Notes was based on available market information at 102% of face value at December 31, 2010.  The fair value of the Senior Secured Notes was measured using the last available trade in 2011.

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law.  The effects of future changes in tax laws or rates are not anticipated.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized. The Company’s effective tax rate includes the impact of providing U.S. taxes for most of the undistributed foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. See Note 15 – Income Taxes to the consolidated financial statements.

Stock Option Accounting. All share-based payments to employees, including grants of employee stock options, are recognized in the statements of operations based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements for all share-based payments granted after the effective date and (b) based on the requirements for all awards granted to employees prior to the effective date that remain unvested on the effective date.  See Note 17 – Stock Options and Stock-Based Compensation to the consolidated financial statements.

Revenue Recognition. The Company sells its products with standard terms of sale of FOB shipping point or FOB destination. Revenue is recognized when persuasive evidence of an arrangement exists, the seller’s price is fixed and determinable, and collectability is reasonably assured.

The Company sponsors a number of annual incentive programs to augment distributor sales efforts including certain rebate programs and sales and market share growth incentive programs. Rebate programs established by the Company are communicated to distributors at the beginning of the year and are earned by qualifying distributors based on increases in purchases of identified product categories and based on relative market share of the Company’s products in the distributor’s service area.  The estimated rebate costs are accrued throughout the year and recorded as a reduction of revenue.  Rebates are paid periodically during the year.

Terms of sale generally include 30-day payment terms, return provisions and standard warranties for which reserves, based upon estimated warranty liabilities from historical experience, have been recorded. For a product that is returned due to issues outside the scope of the Company’s warranty agreements, restocking charges will generally be assessed.

One customer comprised 12% of the Company’s global sales for the year ended December 31, 2011 and 11% of the Company’s global sales for the period from December 3, 2010 through December 31, 2010, the period from January 1, 2010 through December 2, 2010, and for the year ended December 31, 2009. The Company’s top five distributors comprised 29%, 26%, 28%, and 27% of its global net sales for the year ended December 31, 2011, the period from December 3, 2010 through December 31, 2010, the period from January 1, 2010 through December 2, 2010,  and for the year ended December 31, 2009, respectively.

Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual:

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009

Balance at beginning of period	$ 3,200	$ 3,000	$ 2,300	$ 2,961
Charged to expense	5,370	200	4,267	2,053
Warranty payments	(3,970)	-	(3,567)	(2,714)
Balance at end of period	$ 4,600	$ 3,200	$ 3,000	$ 2,300

 Research and development costs. Research and development is conducted in connection with new product development with costs of $4,200 for the year ended December 31, 2011, approximately $300 for the period from December 3, 2010 through December 31, 2010, $3,700 for the period from January 1, 2010 through December 2, 2010, and $2,700 for the year ended December 31, 2009. The costs relate to materials used in the development process and allocated engineering personnel costs and are reflected in “Selling, general & administrative expenses” as incurred.

Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of the foreign subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items of these subsidiaries are translated at average monthly rates of exchange.

Accumulated Other Comprehensive Income. Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Successor				Predeccessor
	January 1, 2011 to		December 3, 2010 to		January 1, 2010 to
	through		through		through
	December 31, 2011		December 31, 2010		December 2, 2010
	Balance at	Increase	Balance at	Increase	Balance at	Increase	Balance at
	December 31	(Decrease)	December 31	(Decrease)	December 2	(Decrease)	January 1
Cumulative foreign currency translation gains (losses), net of taxes	$ 1,375	$ (1,385)	$ 2,760	$ 2,760	$ 11,159	$ 1,981	$ 9,178
Pension and post-retirement benefit plans income (loss)	(3,656)	(4,337)	681	681	(6,264)	(1,015)	(5,249)
Accumulated other comprehensive income (loss)	$ (2,281)	$ (5,722)	$ 3,441	$ 3,441	$ 4,895	$ 966	$ 3,929

The 2011 activity is net of deferred income taxes of $9 for cumulative foreign currency translation gains (losses) and $2,241 for pension and post-retirement benefits plans income (loss).

Effect of New Accounting Standards

Comprehensive Income.    In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied by the Company beginning in 2012.  ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

Goodwill.   In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), to permit an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  ASU 2011-08 is intended to simplify how an entity tests goodwill for impairment.  This standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company adopted this standard  in 2011 as part of the Company’s annual test for goodwill impairment.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Acquisitions

On the closing date of the Merger, the following events occurred:

• Each share of Predecessor’s common stock, including restricted shares, outstanding immediately prior to the Merger were cancelled and converted into the right to receive $15 in cash per share, without interest.

• Each outstanding option to acquire Predecessor’s common stock outstanding immediately prior to the Merger vested (if unvested) and was cancelled in exchange for the right to receive cash for the excess of $15 per share over the per share exercise price of the option.

• Successor received $176,010 in equity contributions and became a wholly-owned subsidiary of Technologies.

• Successor entered into an amended asset-backed credit facility (the “Working Capital Facility”) to provide for borrowings not to exceed $60,000 (including up to $10,000 for letters of credit) of borrowings, subject to the borrowing base capacity of certain customer receivables and inventories.

• Successor issued $260,000 aggregate principal amount of 9% Senior Secured Notes due 2017. The Senior Secured Notes are guaranteed on a secured basis by substantially all of the Company’s current and future assets.

• A notice of redemption was issued on December 3, 2010 for the $172,327 outstanding aggregate principal amount of 91⁄4% Senior Subordinated Notes due 2014, and the Company irrevocably deposited $183,672 with the Trustee to redeem the Senior Subordinated Notes at 101.542% and pay the related accrued interest due on February 1, 2011.

The $15 per share fair value of the consideration given for the outstanding equity on the date of the Acquisition represents the per share purchase price agreed upon by Thermadyne and affiliates of Irving Place Capital, as set forth in the Merger Agreement, and paid in cash by IPC solely for purposes of the business combination.

The Acquisition resulted in a 100% change in ownership of Thermadyne and is accounted for in accordance with United States accounting guidance for business combinations.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010. The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 was determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases. These provisional amounts were updated in 2011 upon the completion of such study and the determination of other facts impacting fair value estimates. The adjustments arising out of the finalization of the amounts recognized for assets acquired and liabilities assumed do not impact cash flows. However, such adjustments resulted in immaterial decreases to amortization and increases to income (loss) from continuing operations before income tax provision (benefit) and discontinued operations, income tax provision (benefit) and net income (loss) in 2011.

The following table summarizes the acquisition costs, including professional fees and other related costs, and the assets acquired and liabilities assumed, based on their fair values:

At December 3, 2010:

Purchase price of outstanding equity		$ 213,926

Acquisition related costs:
Included in selling, general and administrative expenses:
December 3 through December 31, 2010		$ 12,111	(a)
January 1 through December 2, 2010		4,763	(a)
Deferred bond issuance fees		15,297
Total acquisition related costs		$ 32,171

Allocation of purchase price:
Total current assets, including cash of $20,772 and
deferred tax assets of $2,863		$ 187,147	(b)
Property, plant and equipment		73,792
Intangible assets:
Corporate trademarks	$ 19,341
Intellectual property bundles	77,476
Customer relationships	49,188
Total intangibles		146,005
Goodwill		180,596	(c)
Other assets including deferred tax asset of $414		1,273
Total assets acquired		$ 588,813

Total current liabilities excluding current portion of debt
and deferred tax liability		87,433	(d)
Senior subordinated notes due 2014, including call premium		177,066
Working capital facility due 2012		3,347
Capital leases		8,345
Deferred tax liability		84,231
Other long-term liabilities		15,039
Total liabilities assumed		375,461
Net assets acquired		$ 213,352

 (a)     Transaction related expenditures for legal and professional services were reported as selling, general and administrative expenses with $12,111 recorded in the Successor Period ended December 31, 2010 and $4,763 in the selling general and administrative expenses in the Predecessor Period ended December 2, 2010. The summation of Acquisition related costs from December 3 through December 31, 2010 including $121 of IPC advisory fees ($12,111) and from January 1 through December 2, 2010 ($4,763) is $16,874. The summation of these two amounts excluding the IPC advisory fee of $121 is $16,753 and is referenced in note (d) in the “Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations For the Combined Period (Twelve Months) Ended December 31, 2010” above.

(b)     Total current assets includes cash of $20,772, accounts receivable of $67,756, inventories of $88,869, and deferred tax assets of $2,863.

(c)      Goodwill of $180,596 arising from the Acquisition represents the excess of the purchase price over specifically identified tangible and intangible assets, and is primarily attributable to the growth potential of the Company. The Company has one operating segment and thus one unit of reporting for goodwill. Approximately $2,124 of the amounts recorded for intangibles are deductible for tax purposes.

(d)     Total current liabilities excluding current portion of debt and deferred tax liability includes accounts payable of $30,962 and accrued liabilities of $46,746.

In 2011, the Company received a revised version of the externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases.  As a result, the provisional amounts of assets acquired and liabilities assumed at the acquisition date were updated in 2011 and, accordingly, the 2010 amounts in the Balance Sheet were retrospectively adjusted. The adjustments arising out of the finalization of the amounts recognized for assets acquired and liabilities assumed do not impact cash flows.  The following table summarizes the final valuation adjustments made in 2011 to the assets acquired and liabilities assumed based on their fair values:

	December 3, 2010 Valuation
	Original	Revised	Adjustment
Assets acquired:
Property, plant and equipment
Land	$ 15,352	$ 13,894	$ (1,458)

Goodwill	164,678	180,596	15,918

Intangible assets
Customer relationships	54,920	49,188	(5,732)
Intellectual property bundles	81,380	77,476	(3,904)
Trademarks	19,079	19,341	262

Deferred financing fees	14,723	15,297	574

Liabilities assumed:
Total current liabilities excluding current portion
of debt and deferred tax liability	84,831	87,433	2,602

Deferred tax liability	81,173	84,231	3,058

Supplemental pro forma financial information – The following supplemental unaudited pro forma results of operations assumes the Acquisition and the related financing transactions described above (the “Transactions”) occurred on January 1, 2010 for each period presented. This unaudited pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the Transactions had occurred on that date. Pro forma amounts reflect the adjusted results had the Transactions occurred at January 1, 2009 with adjustments primarily to interest, depreciation, amortization of certain intangible assets and deferred financing fees, to eliminate the last-in first-out (“LIFO”) adjustments, the turnaround impact of the fair value adjustments to foreign inventories, and the related adjustments of income tax expenses. The 2010 pro forma information also excludes the acquisition related costs incurred in 2010 but includes the full year impact of the new IPC management fees.

Unaudited
Year Ended December 31, 2009:	Pro Forma
Net sales	$ 347,655
Net income (loss)	(16,942)

Combined Period twelve months ended December 31, 2010:	Pro Forma
Net sales	$ 415,901
Net loss	(3,009)

4. Discontinued Operations

 On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  During 2009, the building and land associated with our former Brazilian operations were sold and the liability amounts recorded for tax matters, employee severance obligations and other estimated liabilities were increased.  As of December 31, 2011, the remaining accrued liabilities from the discontinued Brazilian operations were $660 and are primarily associated with tax matters for which the timing of resolution is uncertain.  The remaining liabilities have been classified within Accrued and Other Liabilities as of December 31, 2011.  Also in 2009, we collected the note received in the 2006 sale of our South African operations, and the Company recorded a gain of $1,900 in discontinued operations and $500 of interest income in continuing operations related to this transaction.

The table below sets forth the net income (loss) of discontinued operations:

South
	Brazil	Africa	Total
Twelve months ended December 31, 2009	$ 1,118	$ 1,933	$ 3,051

5. Accounts Receivable

Accounts receivable are recorded at the amounts invoiced to customers, less an allowance for discounts and doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

	Balance at		Net	Balance at
	Beginning	(Recovery)	Write-offs &	End
Allowance for Discounts and Doubtful Accounts:	of Period	Provision	Adjustments	of Period

Year ended December 31, 2011	$ 400	$ 266	$ 84	$ 750
December 3, 2010 through December 31, 2010	400	(20)	20	400
January 1, 2010 through December 2, 2010	400	(105)	105	400
Year ended December 31, 2009	900	1,139	(1,639)	400

Due to the current economic crisis in Europe, the Company has increased its allowance for discounts and doubtful accounts as the collection of a small portion of the receivables balance in this region has been determined to be at risk.  The Company, however, is not aware of any material European-based customer balances that will not be collected.

In 2009, the Company wrote off a receivable from a Venezuelan-based customer in the amount of $1,287.  The Company received $649 and $200 recovery of this receivable in 2011 and 2010, respectively.

6. Inventories

The composition of inventories at December 31 is as follows:

	Successor
	December 31,	December 31,
	2011	2010
Raw materials and component parts	$ 32,009	$ 25,075
Work-in-process	4,916	3,853
Finished goods	61,795	56,512
	98,720	85,440
LIFO reserve	(2,709)	-
	$ 96,011	$ 85,440

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $74,885 at December 31, 2011 and $61,577 at December 31, 2010.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

Inventory was adjusted to fair value as part of the Acquisition accounting as of December 3, 2010.  Accordingly, the LIFO reserve was eliminated at that date.  The fair value assigned to finished goods was manufactured cost, increased by the expected profit margins net of estimated disposal costs and selling profits. The expected margins were based on historical margins achieved by Thermadyne, and the relative amount of selling effort expected by Successor Thermadyne after the Acquisition Date. Work in process was valued using this approach adjusted to consider estimated costs to complete. Raw materials were priced at purchase cost which approximated fair value.

7. Property, Plant, and Equipment

The composition of property, plant and equipment is as follows:

	Successor
	December 31,	December 31,
	2011	2010
Land	$ 14,091	$ 14,438
Building	11,638	10,921
Machinery and equipment	53,473	47,318
Construction in progress	9,732	2,935
	88,934	75,612
Accumulated depreciation	(15,073)	(1,274)
	$ 73,861	$ 74,338

Assets recorded under capitalized leases were $6,651 ($4,653 net of accumulated depreciation) and $5,871 ($5,689 net of accumulated depreciation) at December 31, 2011 and 2010, respectively.

8. Intangible Assets

The composition of intangible assets, excluding goodwill, is as follows:

	Successor
	December 31,	December 31,
	2011	2010
Customer relationships	$ 49,188	$ 49,188
Intellectual property bundles	77,476	77,476
Patents	1,087	188
Trademarks	19,341	19,341
	147,092	146,193
Accumulated amortization of customer relationships
and intellectual property bundles	(6,827)	(531)
	$ 140,265	$ 145,662

In the fourth quarter of 2011, the provisional amounts of assets acquired and liabilities assumed at the acquisition date were updated as the Company received a revised version of the externally prepared valuation study.  As a result, the intangible assets values were amended as shown in Note 3 – Acquisitions.

Customer Relationships:

The Company sells primarily to distributors, who sell the products to end users. Management determined the value of customer relationships with the assistance of an asset appraisal firm, using a multi-period excess earnings approach, which estimates fair value based on earnings and the application of a discounted cash flow methodology. In the application of this method, the nature of the customer relationship, historical attrition rates and the estimated future cash flows of existing customers at the Acquisition Date were considered.

Intellectual Property Bundles (Including Patents):

The fair value of Thermadyne’s patents, underlying trade secrets and product methodology were determined based on a bundled approach utilizing the Relief from Royalty (“RFR”) Method with the assistance of an asset appraisal firm. Under RFR, the value of the intangible assets reflects the savings realized by owning the intangible assets.  The premise associated with this valuation technique is that if the intangible assets were licensed to an unrelated party, the unrelated party would pay a percentage of revenue for the use of the assets.  The present value of the future cost savings, or relief from royalty, represents the value of the intangible assets.

Thermadyne’s intellectual property bundles (IP) products were grouped into two main product categories: (1) gas equipment, arc accessories, and plasma cutting and (2) welding, filler metals, and hard facing.

Amortization expense for intellectual property bundles and customer relationships was $6,296 for the year ended December 31, 2011, $531 for the period of December 3, 2010 to December 31, 2010, $2,515 for the period of January 1, 2010 through December 2, 2010, and $2,693 for the year ended December 31, 2009. Amortization expense for IP bundles and customer relationships is expected to be approximately $6,300 for each of the next five fiscal years.

Goodwill:

Goodwill was calculated as of the Acquisition Date of December 3, 2010, measured as the excess of the consideration transferred over the net of the Acquisition Date amounts of the identifiable assets acquired and the liabilities assumed, all measured in accordance with ASC Topic 805.

As discussed in Note 3 - Acquisitions, certain financial information for 2010, including goodwill, has been retrospectively adjusted as a result of the completion of the purchase price allocation for the acquisition that occurred on December 3, 2010. The Company also increased goodwill by $2,000 to correct an error in the accounting for the foreign currency translation of goodwill as of December 31, 2010. Comprehensive loss for the period ended December 31, 2010 was decreased by $1,240 due to the goodwill adjustment, net of taxes. The adjustments to correct the error were not material to the financial statements.

The change in the carrying amount of goodwill was as follows:

Carrying Amount
of Goodwill
Predecessor:
Balance as of January 1, 2010	$ 187,818
Foreign currency translation	802
Balance as of December 2, 2010	$ 188,620
Successor:
December 3, 2010 acquisition balance	$ 180,596
Foreign currency translation (a)	2,245
Balance as of December 31, 2010	$ 182,841
Foreign currency translation	(412)
Balance as of December 31, 2011	$ 182,429

(a) Amount includes $2,000 to correct an error in the accounting for the foreign currency translation of goodwill as of December 31, 2010.

9. Debt and Capital Lease Obligations

The composition of debt and capital lease obligations is as follows:

	Successor
	December 31,	December 31,
	2011	2010
Senior Secured Notes due December 15, 2017, 9% interest
payable semi-annually on June 15 and December 15	$ 260,000	$ 260,000
Senior Subordinated Notes due February 1, 2014, 9 1/4% interest
payable semiannually on February 1 and August 1	-	176,095
Capital leases	5,322	6,771
	265,322	442,866
Current maturities	(1,715)	(178,302)
	$ 263,607	$ 264,564

At December 31, 2011, the schedule of principal payments of debt is as follows:

2012		1,715
2013		1,545
2014		1,257
2015		655
2016		150
2017		260,000
Thereafter		-

The Senior Subordinated Notes due 2014 were adjusted to estimated fair value as of the Acquisition Date.  On February 1, 2011, the outstanding principal of $172,327 and a call premium of $2,657, along with $8,688 of accrued interest, was paid from assets placed and irrevocably held in trust at December 3 and December 31, 2010 for this redemption.

Interest of $33,980 was paid for year ended December 31, 2011, $70 for the period from December 3, 2010 through December 31, 2010, and $21,134 for the period from January 1, 2010 through December 2, 2010, and $19,957 for the year ended December 31, 2009.

Senior Secured Notes due 2017

On December 3, 2010, Merger Sub issued $260,000 in aggregate principal of 9% Senior Secured Notes due 2017 (the “Senior Secured Notes” or the “Notes”) under an indenture by and among Thermadyne, the guarantors of the Senior Secured Notes and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”). The net proceeds from this issuance, together with funds received from the equity investments made by affiliates of IPC, its co-investors and certain members of Thermadyne management, were used to finance the Acquisition of Thermadyne, to redeem the Senior Subordinated Notes due 2014, and to pay the transaction related expenses.  The Notes bear interest at a rate of 9% per annum, which is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2011.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.  The Notes will mature on December 15, 2017.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of Thermadyne’s existing and future domestic subsidiaries and by its Australian subsidiaries Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd.  The Senior Secured Notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of Thermadyne’s and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, Thermadyne’s and the guarantors’ obligations under Thermadyne’s Working Capital Facility (as defined below)), including the capital stock of each subsidiary of Thermadyne (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis, by substantially all the collateral that secures the Working Capital Facility on a first priority basis.

The Senior Secured Notes and the guarantees rank equal in right of payment with any of Thermadyne’s and the guarantors’ senior indebtedness, including indebtedness under the Working Capital Facility.  The Notes and the guarantees rank senior in right of payment to any of the Company’s and the guarantors’ existing and future indebtedness that is expressly subordinated to the Notes and the guarantees and are effectively senior to any unsecured indebtedness to the extent of the value of the collateral for the Notes and the guarantees.  The Notes and the guarantees will be effectively junior to the Company’s and the guarantors’ obligations under the Working Capital Facility to the extent the Company’s and the guarantors’ assets secure such obligation on a first priority basis and are effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the Notes and the guarantees or secured by a prior lien in the collateral for the Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness.

On or after December 15, 2013, Thermadyne may redeem all or a part of the Senior Secured Notes at redemption prices set forth in the Indenture (expressed as a percentage of principal amount of Notes to be redeemed) ranging from 106.75% to 100%, depending on the date of redemption.  At any time prior to December 15, 2013, the Company may redeem, subject to applicable notice and other requirements:

•         during each twelve-month period commencing with the issue date, up to 10% of the original aggregate principal amount of Notes at a redemption price of 103%;

•         all or a part of the Notes at a redemption price equal to 100% of the principal amount of Notes to be redeemed plus a “make-whole” premium, as determined in accordance with the Indenture; and

•         on one or more occasions, at its option, up to 35% of the original aggregate principal amount of Notes issued, at a redemption price of 109% of the aggregate principal amount of the Notes to be redeemed, with the net cash proceeds of one or more equity offerings of Thermadyne or any of its direct or indirect parents to the extent such proceeds are received by or contributed to Thermadyne.

 In addition to the applicable redemption prices, for each redemption the Company must also pay accrued and unpaid interest and special interest, if any, to but excluding the applicable redemption date.  If the Company sells certain assets or experiences specific kinds of changes of control, it must offer to repurchase the Notes.

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

On March 6, 2012, the Company issued $100 million in aggregate principal amount of 9% Senior Secured Notes due 2017 (the “Additional Notes”) at par plus accrued but unpaid interest since December 15, 2011. The Additional Notes mature on December 15, 2017 and were issued as “additional notes” pursuant to the Indenture. Prior to the issuance of the Additional Notes, $260 million aggregate principal amount of 9% Senior Secured Notes due 2017 were outstanding (the “Original Notes” and together with the Additional Notes, the “Notes”). The Indenture provides that the Additional Notes are general senior secured obligations of the Company and are fully and unconditionally guaranteed on a senior secured basis by each our existing and future domestic subsidiaries (other than immaterial subsidiaries) and certain of our Australian subsidiaries. The Original Notes and the Additional Notes are treated as a single series under the Indenture and are therefore subject to the same terms, conditions and rights under the Indenture.

On February 27, 2012, the Company, the guarantors party to the Indenture and the Trustee entered into the First Supplemental Indenture to amend the terms of the Indenture to modify the restricted payments covenant to increase the restricted payments basket to $100 million in order to permit the Company to use the proceeds of the Additional Notes to pay a cash dividend of $93.5 million to the Company’s parent company to allow it to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to the offering of the Additional Notes and the related consent solicitation required to amend the Indenture in connection with the offering.. The First Supplemental Indenture became operative on March 6, 2012 upon the issuance of the Additional Notes, at which time the Company made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5.2 million, to Holders of such notes in connection with the solicitation of consents to amend the Indenture.

Working Capital Facility

On December 3, 2010, Thermadyne entered into a Fourth Amended and Restated Credit Agreement (the “GE Agreement”) with General Electric Capital Corporation as lender and administrative agent (the “Working Capital Facility”). The Working Capital Facility provides for borrowings not to exceed $60,000, including up to $10,000 for letters of credit and swingline loans, subject to borrowing base capacity. Provided that no default is then existing or would arise therefrom, Thermadyne has the option to increase commitments under the Working Capital Facility by up to $25,000. The Working Capital Facility matures on December 2015.

The Indenture governing the Senior Secured Notes limits the aggregate principal amount outstanding at any one time under the Working Capital Facility to the greater of $60,000 or the borrowing under the borrowing base capacity determined as:

•         85% of the aggregate book value of eligible accounts receivable consisting of the receivables from U.S., Canadian, and Australian-based customers; plus

•         the lesser of (a) 85% of the aggregate net orderly liquidation value of eligible inventory consisting of the U.S. and Australian-based inventories (subject to certain reserves and adjustments) multiplied by a percentage representing the net orderly liquidation value of the book value of such inventory and (b) 65% of the aggregate book value of the sum of the eligible inventory.

For the first six months following the closing date of the Acquisition, borrowings under the Working Capital Facility bore interest at a rate per annum of LIBOR, plus 2.75%.  Thereafter, the applicable margins under the Working Capital Facility will adjust based on average excess borrowing availability under the Working Capital Facility. If the average excess borrowing availability is greater than or equal to $25,000, the applicable interest rate will be LIBOR plus 2.75%. If the average excess borrowing availability is less than $25,000, the applicable margin will be LIBOR plus 3.0%.  Thermadyne has the option to have borrowings bear interest at a base rate plus applicable margins as set forth in the GE Agreement.

Commitment fees are payable in respect of unutilized commitments at (i) 0.75% per annum if outstanding loans and letters of credit are less than 50% of the aggregate amount of such commitments or (ii) 0.50% if the outstanding loans and letters of credit are greater than 50% of the aggregate amount of such commitments.

If at any time the aggregate amount of outstanding loans (including swingline loans), unreimbursed letter of credit drawings and undrawn letters of credit under the Working Capital Facility exceeds the lesser of (i) the aggregate commitments under the Working Capital Facility and (ii) the borrowing base, the Company will be required to repay outstanding loans and then cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.

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

At December 31, 2011, $1,416 of letters of credit and no borrowings under the Working Capital Facility were outstanding, and the unused availability, net of letters of credit, was $53,003.

The Company’s weighted average interest rate on its short-term borrowings was 4.78% for the year ended December 31, 2011, 5.71% for the period from January 1, 2010 through December 2, 2010 and 6.45% for the year ended December 31, 2009, respectively.  There were no borrowings under the Working Capital Facility during the period from December 3, 2010 through December 31, 2010.

In connection with the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes on March 6, 2012.

Covenant Compliance

Failure to comply with the Company’s financial covenants in future periods would result in defaults under the Company’s credit agreements unless covenants are amended or defaults are waived.  The most restrictive financial covenant is the “fixed charge coverage” covenant under the Working Capital Facility, which requires cash flow, as defined, to be at least 1.10 of fixed charges, as defined.  Compliance is measured quarterly based on the trailing four quarters.  A default under the Working Capital Facility would constitute a default under the Senior Secured Notes.

At December 31, 2011, the Company was in compliance with its financial covenants. The Company expects to remain in compliance.

Second Lien Facility

On August 14, 2009, the Company entered into the 2009 Amended and Restated Second Lien Facility Agreement with the agent and the lenders party thereto (the “Amended Second Lien Facility Agreement”). The Amended Second Lien Facility Agreement refinanced the loans outstanding under the Second Lien Facility Agreement dated July 29, 2004. Under the Amended Second Lien Facility Agreement, the Company issued a new $25,000 Second Lien Facility at 92.346% of the face amount, repaid the $14,000 balance of the Second Lien Facility and realized $9,000 of net proceeds. The maturity date was extended from November 7, 2010 to November 30, 2012. The applicable interest rate was changed to, at the Company’s option, (a) the greater of LIBOR or 6%, plus 6% or (b) the greater of the prime rate, the federal funds rate plus one half of 1.00% or 6%, plus 6%. At issuance and through its retirement in 2010, the interest rate payable was 12%, and the effective interest rate, including amortization of the issuance discount, was 15%. Prior to this amendment, the interest rate on this Facility during the period of 2008 through August 14, 2009 was LIBOR plus 2.75%. The lender for the Second Lien Facility was an affiliate of the holder of approximately 33% of the Predecessor Company’s outstanding shares of common stock. The lenders under the previous Second Lien Facility Agreement and additional entities each became lenders under the Amended Second Lien Facility Agreement.

In June 2010, Predecessor Thermadyne voluntarily repaid all of the remaining second lien indebtedness due November 30, 2012 and terminated the related credit agreement. The prepayment was funded primarily with borrowings under the Company’s Working Capital Facility.

Senior Subordinated Notes Due 2014

On December 3, 2010, Thermadyne called for redemption of the $172,327 aggregate outstanding 9¼% Senior Subordinated Notes due 2014 on February 1, 2011 at a price of 101.542% plus accrued and unpaid interest. Thermadyne irrevocably deposited with the trustee funds sufficient to pay the Redemption Price of the Senior Subordinated Notes.

Thermadyne remained the primary obligor of the Senior Subordinated Notes through February 1, 2011.  Accordingly, the Senior Subordinated Notes and related assets placed with the trustee remain on Thermadyne’s balance sheet, and are classified as current at December 31, 2010.  Successor Thermadyne’s opening balance sheet at December 3, 2010 includes the fair value of the Senior Subordinated Notes due 2014 at that date of $177,066.

The trustee acknowledged the satisfaction and discharge of the indenture as of December 3, 2010 and has informed the Company the Senior Subordinated Notes were paid on February 1, 2011.

The Senior Subordinated Notes accrued interest at the rate of 9 1/4% per annum payable semi-annually in arrears on February 1 and August 1 of each year.

The indenture provided for the payment of an additional special interest adjustment based on the Company’s consolidated leverage ratio.  During the period from January 1, 2011 until the debt’s redemption on February 1, 2011, the quarterly special interest adjustment resulted in additional interest expense of $36. The quarterly special interest adjustment resulted in additional interest expense of $101 for the period from December 3, 2010 through December 31, 2010, $2,711 for the period from January 1, 2010 through December 2, 2010 and $1,528 for the year ended December 31, 2009.

Interest on the Senior Subordinated Notes due 2014, excluding the special interest adjustment, totaled $1,328 for the period from January 1, 2011 until the debt’s redemption on February 1, 2011.  Interest on the Senior Subordinated Notes due 2014 totaled $1,364 from December 3, 2010 through December 31, 2010.  During the period from January 1, 2011 until the debt’s redemption on February 1, 2011, $1,110 of the fair value premium recorded for the Senior Subordinated Notes was amortized as a reduction of interest expense.  During the period December 3, 2010 through December 31, 2010, $971 of the fair value premium recorded for the Senior Subordinated Notes was amortized as a reduction of interest expense.

10. Terminated Interest Rate Swap Arrangement

In February 2004, the Company entered into an interest rate swap arrangement to convert a portion of the fixed rate exposure on its Senior Subordinated Notes to variable rates.  On February 1, 2009, the swap arrangement was terminated by the counterparty pursuant to terms of the arrangement and a $3,000 payment was received by the Company in conjunction with this termination.  The Company recorded a fair value adjustment to the portion of its Senior Subordinated Notes that was hedged and this effect was amortized as a reduction of interest expense over the remaining term of the Senior Subordinated Notes through December 2, 2010. As part of the Acquisition accounting on December 3, 2010, the Senior Subordinated Notes were recorded at fair value.  The unamortized balances from the settlement of the interest rate swap arrangement of $1,461 were eliminated as of the Acquisition Date.

11. Derivative Instruments

As part of the Company’s ongoing operations, the Company is exposed to foreign exchange currency rates.  To manage these risks, the Company may enter into certain foreign exchange rate derivative instruments pursuant to established policies.  The Company enters into these instruments with two major commercial banks as counterparties.  The Company does not enter into derivatives for trading or speculative purposes.

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  The gains and losses associated with the change in fair value of the instruments are recorded to selling, general and administrative expense in the period of change.

The following table presents the fair values and other information regarding derivative instruments not designated as hedging instruments as of December 31, 2011 and 2010:

	Derivative Asset		Derivative Liability
	As of December 31, 2011		As of December 31, 2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$ 30	Accrued and other liabilities	$ 274

	Derivative Asset		Derivative Liability
	As of December 31, 2010		As of December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$ 878	Accrued and other liabilities	$ 910

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the years ended December 31, 2011 and 2010:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
			December 3, 2010	January 1, 2010
		Year Ended	through	through
		December 31, 2011	December 31, 2010	December 2, 2010

Foreign exchange contracts	Selling, general & administrative expense	$ (421)	$ -	$ -

As of December 31, 2011, the maximum length of time of the foreign exchange rate derivative instruments the Company has entered into is twelve months.

The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, includes an immaterial collateral deposit and the forfeiture of any unrealized gains.  The Company does not expect the counterparties to fail to meet their obligations.

12.  Fair Value Measurements

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

  Level 1 – quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.
  Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
  Level 3 – unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The following table details the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively, and the level within the fair value hierarchy used to measure each category of assets.

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identifiable Assets	Observable Inputs	Unobservable
Description	December 31, 2011	or Liabilities (Level 1)	(Level 2)	Inputs (Level 3)

Prepaid expenses and other - Derivatives	$ 30	$ -	$ 30	$ -

Accrued and other liabilities - Derivatives	$ 274	$ -	$ 274	$ -

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identifiable Assets	Observable Inputs	Unobservable
Description	December 31, 2010	or Liabilities (Level 1)	(Level 2)	Inputs (Level 3)

Prepaid expenses and other - Derivatives	$ 878	$ -	$ 878	$ -

Accrued and other liabilities - Derivatives	$ 910	$ -	$ 910	$ -

See Note 12 – Derivative Instruments for further information on the derivative balances shown above.

There were no transfers between Levels 1, 2, or 3 fair value measurements during the year ended December 31, 2011, the period from December 3, 2010 through December 31, 2010, or the period from January 1, 2010 through December 2, 2010.  The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts.  While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into these arrangements with a diversified group of highly-rated counterparties.  The Company does not expect any counterparties to fail to meet their obligations.

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short-term nature of these instruments at both December 31, 2011 and 2010.  See Note 9 - Debt and Capital Lease Obligations for the fair value estimate of debt.

13. Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011 are as follows:

	Capital	Operating
	Leases	Leases
2012	$ 2,062	$ 7,964
2013	1,748	7,474
2014	1,382	6,459
2015	674	5,246
2016	151	4,399
Thereafter	-	8,936
Total minimum lease payments	6,017	$ 40,478
Amount representing interest	(695)
Present value of net minimum lease payments, including current obligations of $1,715	$ 5,322

Rent expense under operating leases amounted to $9,561 for the year ended December 31, 2011, $662 for the period from December 3, 2010 through December 31, 2010, $8,465 for the period from January 1, 2010 through December 2, 2010 and $8,937 for the year ended December 31, 2009.

14. Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company has substantially completed these activities at December 31, 2011.  These exit activities impact approximately 165 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during 2011 to date and total expected restructuring costs associated with these activities by major type of cost:

As of December 31, 2011
		Cumulative	Total Expected
	Year Ended	Restructuring	Restructuring
	December 31, 2011	Costs	Costs
Employee termination benefits	$ 3,197	$ 3,197	$ 3,700
Other restructuring costs	2,207	2,207	4,100
Total restructuring costs	$ 5,404	$ 5,404	$ 7,800

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since the inception of the plan.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of December 31, 2011.

	Employee	Other
	Termination	Restructuring
	Benefits	Costs	Total
Charges	$ 3,197	$ 2,207	$ 5,404
Payments and other adjustments	(1,626)	(1,912)	(3,538)
Balance as of December 31, 2011	$ 1,571	$ 295	$ 1,866

The remaining payments for these exit activities are expected to be made primarily in the first quarter of 2012 with some continuing payments throughout 2012.

15. Income Taxes

Pretax income (loss) from continuing operations was allocated under the following jurisdictions:

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009

Domestic loss	$ (6,548)	$ (13,590)	$ (7,693)	$ (5,272)
Foreign income (loss)	21,115	(1,675)	22,016	9,060
Income (loss) before income taxes	$ 14,567	$ (15,265)	$ 14,323	$ 3,788

The provision (benefit) for income taxes for continuing operations is as follows:

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009
Current
Federal	$ -	$ (106)	$ (98)	$ (242)
Foreign	6,567	136	6,673	3,976
State and local	325	10	306	17
Total current	6,892	40	6,881	3,751
Deferred	934	(625)	1,306	(1,094)
Income tax provision (benefit)	$ 7,826	$ (585)	$ 8,187	$ 2,657

 The composition of deferred tax assets and liabilities at December 31 is as follows:

	Successor
	2011	2010
Deferred tax assets:
Post-employment benefits	$ 3,440	$ 4,053
Accrued liabilities	4,367	5,741
Other	3,302	1,802
Net operating loss carryforwards-foreign and U.S.	54,482	57,217
Total deferred tax assets	65,591	68,813
Valuation allowance for deferred tax assets	(15,176)	(16,689)
Net deferred tax assets	$ 50,415	$ 52,124
Deferred tax liabilities:
Inventories	$ (5,981)	$ (8,382)
Property, plant, and equipment	(7,447)	(8,602)
Intangibles	(47,378)	(49,429)
Investment in subsidiary	(68,873)	(67,411)
Total deferred tax liabilities	(129,679)	(133,824)
Net deferred tax liabilities	$ (79,264)	$ (81,700)

Income taxes paid for the year ended December 31, 2011 was $8,329, for the period from December 3, 2010 through December 31, 2010 was $92, for the period from January 1, 2010 through December 2, 2010 was $3,673 and for the year ended December 31, 2009 was $5,924.

The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009

Tax at U.S. statutory rates	$ 5,098	$ (5,343)	$ 5,013	$ 1,326
Foreign deemed dividends (Section 956)	4,046	-	4,736	2,101
Nondeductible expenses and other exclusions	(77)	154	408	(599)
Nondeductible acquisition expenses	-	3,859	1,097	-
Valuation allowance for deferred tax assets	(2,063)	655	(3,239)	-
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	(966)	722	(779)	300
State income taxes	441	(45)	357	(24)
Change in basis of investment of subsidiary	1,347	(587)	594	(447)
Income tax provision (benefit)	$ 7,826	$ (585)	$ 8,187	$ 2,657

As a result of the Company’s bankruptcy restructuring in 2003, the Company recognized cancellation of indebtedness income.  Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, but reduced various tax attributes, primarily the tax basis in the stock of a subsidiary, for which a deferred tax liability was recorded.

As of December 31, 2011, the Company has net operating loss carryforwards from the years 2001 through 2010 available to offset future U.S. taxable income of approximately $135,400. The Company has recorded a related deferred tax asset of approximately $53,900 with a $14,600 valuation allowance, given the uncertainties regarding utilization of a portion of these net operating loss carry forwards. The net operating losses in the U.S. will expire between the years 2020 and 2030. The Company adopted Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations," effective January 1, 2009.  This establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  After adoption of this pronouncement, the benefit of net operating loss carryovers reduces income tax expense as the carryovers are utilized.

The Company’s policy is to include both interest and penalties on uncertain positions and underpayments of income taxes in its income tax provision.  Total interest accrued was $339 and $330 as of December 31, 2011 and 2010, respectively.  No penalties were accrued for either date by the Company.

A reconciliation of the Company’s Reserve for Uncertain Tax Positions is as follows:

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009

Balance at beginning of period	$ 1,495	$ 1,490	$ 1,470	$ 1,731
Additions based on tax positions related to the current year	146	5	64	100
Reductions for tax positions of prior years	(295)	-	(44)	(361)
Balance at end of period	$ 1,346	$ 1,495	$ 1,490	$ 1,470

      The Company did not make any payments related to the Reserve for Uncertain Tax Positions in 2011.  The $295 of reductions for 2011 reduced the 2011 income tax provision expense and the $44 of reductions for 2010 reduced the 2010 income tax provision expense.  The Company does not expect to make payments related to the Reserve for Uncertain Tax Positions in the next twelve months.

The Company’s U.S. federal income tax returns for tax years 2008 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s state income tax returns for 2007 through 2011 remain subject to examination by various state taxing authorities.  The Company’s significant foreign subsidiaries’ local country tax filings remain open to examination as follows:  Australia (2007-2011), Canada (2006-2011), United Kingdom (2005-2011) and Italy (2004-2011).  No extensions of the various statutes of limitations have currently been granted.

The Company’s foreign subsidiaries have undistributed earnings at December 31, 2011 of approximately $29,500. The Company has recognized the estimated U.S. income tax liability associated with approximately $17,400 of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to withholding taxes payable to the various foreign countries estimated as $1,100.

16. Contingencies

In October 2010, two identical purported class action lawsuits were filed in connection with the Acquisition against the Company, its directors, and Irving Place Capital. On November 25, 2010, the Company, its directors and Irving Place Capital entered into a memorandum of understanding with the plaintiffs regarding the settlement of these actions. On June 30, 2011, the Circuit Court of St. Louis County, Missouri (the “Circuit Court”) issued an order approving the settlement and resolving and releasing all claims in all actions that were or could have been brought. The Circuit Court further awarded attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $399 which the Company paid in July 2011 and 85% of which was reimbursed to the Company by its insurance carrier in October 2011.

During 2010, the Company substantially completed a review of its compliance with foreign and U.S. duties requirements that it initiated in light of the assessments by a foreign jurisdiction in 2009.  Based on this review, the Company has concluded that additional liabilities for duties are not material.  In conjunction with this review, the Company recorded duties liabilities related to prior periods and associated legal costs of approximately $1,300 during the period from January 1, 2010 through December 2, 2010.  The Company also accrued $110 of related interest expense payable on prior settlement obligations during this period.

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

17. Stock Options and Stock-Based Compensation

The Company utilizes the modified prospective method of accounting for stock compensation, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. The compensation cost was calculated using fair market value of the Company’s stock on the grant date. Options granted are valued using the Black-Scholes valuation model.  Restricted stock grants, which were only granted by the Predecessor, were valued at the closing price on the grant date.  Stock compensation cost included in selling, general and administrative expense was $570 for the year ended December 31, 2011, $25 for the period from December 3, 2010 through December 31, 2010 and $1,213 for the period from January 1, 2010 through December 2, 2010.  For the year ended December 31, 2009, the Company recorded a net credit of $358 due to the reversals of prior performance-based accruals for failure to achieve the required performance targets.

As of December 31, 2011, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $3,162 and the weighted average period over which this amount is expected to be recognized was approximately 2.6 years.

As part of the Acquisition on December 3, 2010, $10,551 of stock options and restricted stock vested as a result of the change in control. Such amount was included in equity of the Predecessor in conjunction with the Acquisition, also referred to as black line Acquisition Accounting.

Stock Options and Restricted Stock

Prior to the Acquisition, the Company had various equity-based compensation programs to provide long-term performance incentives for its global workforce.  Those incentives consisted of stock options and time-and performance-based restricted stock awards, which were granted under the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”).  Additionally, the Company awarded stock options to its outside directors under the 2004 Non-Employee Directors Stock Option Plan.

During the periods presented for the Predecessor, stock options were granted to eligible employees under the Stock Incentive Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date.  For the years presented, management estimated the fair value of each annual stock option award on the date of grant using the Black-Scholes stock option valuation model.  Composite assumptions are presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock and correspond to the expected term. The Company generally uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the weighted-average expected term for all employee groups is presented in the following table.  In calculating the expected term, the Company uses a simplified method for a portion of the grant of options in which the strike price is equal to the stock price.  For grants of options with the strike price above the stock price, the Company used the expected life of the option as the expected term.  The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense is recognized in the Consolidated Statements of Operations ratably over the applicable vesting period based on the number of options that are expected to ultimately vest.

Effective on December 3, 2010, Technologies adopted the Thermadyne Technologies Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Equity Plan”) to provide officers, directors and employees of Technologies and its subsidiaries and affiliates, including the Company, with appropriate incentives and rewards through a proprietary interest in the long-term success of Technologies.  Effective with the closing of the Acquisition in December 2010, Technologies granted options to purchase an aggregate of 493,797 shares of common stock of Technologies, or 12.3% of its outstanding common stock on a fully diluted basis, to certain of the Company’s officers and management under the 2010 Equity Plan.  This plan permits the distribution of up to 619,959 authorized shares of the Technologies’ common stock.  Options become exercisable ratably over a five year period and expire ten years after the grant date.

The weighted-average assumptions under the Black-Scholes option-pricing model for stock options granted are as follows:

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009
Weighted-average fair value	$ 6.99	$ 3.53	$ 4.58	$ 1.75
assumptions used:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	0.00%	0.00%	59.86%	57.48%
Risk-free interest rate	0.94%	1.64%	3.09%	2.81%
Expected life	5.0 years	5.0 years	6.5 years	6.5 years

 A summary of option activity for the year ended December 31, 2011 is presented in the following table:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
Successor Company - 2010 Equity Plan	Options	Price	Term	Value
Stock options outstanding, January 1, 2011	493,797
Granted	157,401
Exercised	-
Forfeited	(134,841)
Stock options outstanding, December 31, 2011	516,357	$ 26.33	9.2 years	$ 13,596
Stock options exercisable at December 31, 2011	72,845	$ 25.00	9.0 years	$ 1,821

As of December 31, 2011, there were 72,845 options vested under the 2010 Equity Plan.  There were no exercises of options during the year end December 31, 2011.  There were no options vested or exercised under the 2010 Equity Plan during the period from December 3, 2010 through December 31, 2010.  The total intrinsic value of options exercised under the plans of the Predecessor during the period from January 1, 2010 through December 2, 2010 was $8,634.  During the year ended December 31, 2009 the intrinsic value of options exercised was approximately $0.

Following is a summary of stock options outstanding as of December 31, 2011:

		Weighted-
		Average
	Number of	Remaining
	Stock	Contractual	Shares
	Options	Term	Exercisable
Options outstanding:
Exercise Price at $10.00	226,560	9.1 years	36,423
Exercise Price at $30.00	113,281	9.1 years	18,211
Exercise Price at $31.10	47,427	9.9 years	-
Exercise Price at $50.00	129,089	9.2 years	18,211
	516,357		72,845

18. Segment Information

The Company’s operations are comprised of several product lines manufactured and sold in various geographic locations.  The market channels and end users for products are similar.  The production processes are shared across the majority of the products.  Management evaluates performance and allocates resources on a combined basis and not as separate business units or profit centers.  Accordingly, management has concluded the Company operates in one reportable segment.

Geographic Information

Reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (ROW). Summarized financial information concerning the Company’s geographic segments for its operations is shown in the following tables:

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009
Net Sales:
Americas	$ 315,858	$ 18,539	$ 246,726	$ 229,912
Asia-Pacific	133,539	7,826	108,916	90,344
Europe/ROW	38,032	2,298	31,596	27,399

Total	$ 487,429	$ 28,663	$ 387,238	$ 347,655

For all periods shown, U.S. sales comprised approximately 85% of America’s sales, while Australia sales comprised approximately 75% of Asia-Pacific sales.

Identifiable Assets (excluding working capital and intangibles) are as follows:

	Successor
	December 31,	December 31,
	2011	2010
Identifiable Assets:
Americas	$ 67,683	$ 69,696
Asia-Pacific	17,953	19,930
Europe/ROW	1,721	1,940
	$ 87,356	$ 91,566

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

	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009

Gas equipment	$ 173,159	$ 9,484	$ 140,500	$ 122,370
Filler metals including hardfacing	95,625	5,885	81,065	78,952
Arc accessories including torches, related
consumable parts and accessories	89,593	5,107	67,087	60,332
Plasma power supplies, torches and related
consumable parts	81,578	5,477	60,564	52,872
Welding equipment	47,473	2,710	38,022	33,129
	$ 487,428	$ 28,663	$ 387,238	$ 347,655

19. Employee Benefit Plans

401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. The Plan was revised effective April 1, 2009 to suspend matching contributions after the first quarter of 2009.  Based upon 2009 financial performance, the Company did not make a discretionary match contribution.  In February 2010, the Company initiated a matching contribution of 25% of the employee’s contribution (not to exceed 1.5% of eligible compensation) with a supplemental matching contribution based on financial performance.  Based upon 2010 financial performance, the Company made an additional discretionary match of the employee’s contributions (not to exceed 3.0% of the eligible compensation).  In 2011, the Company increased the initial matching contribution to 50% of the employee’s contribution (not to exceed 3.0% of eligible compensation).  Total expense for this Plan was $93 for the year ended December 31, 2011, $53 for the period from December 3, 2010 through December 31, 2010 and $254 for the period from January 1, 2010 through December 2, 2010.  For the year ended December 31, 2009, the Plan expense was $388.

Australian Defined Contribution Plan.  The Company’s Australian subsidiary has a defined contribution plan, which covers all of its employees not in its defined benefit plan, except as discussed below. The Company, in accordance with Australian law, contributes 9% of each eligible employee’s compensation to this plan. Total expense for this plan was $330 for the year ended December 31, 2011, $33 for the period from December 3, 2010 through December 31, 2010, $379 for the period from January 1, 2010 through December 2, 2010 and $448 for the year ended December 31, 2009.

Defined Pension Plans. The Company has defined benefit plans in the U.S., Canada and Australia.  The Company’s U.S. subsidiaries historically provided pension benefits through three noncontributory defined benefit pension plans which covered substantially all U.S. employees.  The Company froze and combined the three U.S. noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989, into one plan (the “U.S. Plan”).  All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.  The Canadian subsidiary has a defined benefit plan which covers substantially all of the Company’s Canadian employees, and continues to provide pension benefits to these employees.  The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed, which provides defined pension benefits to the Company’s Australian employees and was closed to new participants effective July 1, 2000. The Fund’s pension benefits are funded through mandatory participant contributions and the Company’s actuarially determined contributions. Weekly paid or award governed employees that participate in the Fund also get a 3% Company paid contribution into the Fund.

Net periodic costs under the defined benefit plans include the following components:

	U.S. and Canadian Plans
	Successor			Predecessor
		December 3, 2010		January 1, 2010
	Year Ended	through		through	Year Ended
	December 31, 2011	December 31, 2010		December 2, 2010	December 31, 2009
Components of the net periodic benefit cost:
Service cost	$ 164	$ 14		$ 137	$ 125
Interest cost	1,392	95		1,116	1,277
Expected return on plan assets	(1,549)	(102)		(1,022)	(938)
Amortization of net (gain) or loss	-	-		547	644
Settlement gain	-	-		-	-
Benefit cost	$ 7	$ 7		$ 778	$ 1,108

Weighted-average assumptions used to determine
net periodic pension cost:
Measurement date	December 31, 2010	December 31, 2009		December 31, 2009	December 31, 2008
Discount rate - U.S.	5.10%	5.70%		5.70%	6.25%
Discount rate - Canada	4.50%	5.00%		5.00%	5.50%
Expected long-term rate of return on plan assets - U.S.	8.00%	8.00%		8.00%	8.00%
Expected long-term rate of return on plan assets - Canada	7.50%	7.50%		7.50%	7.50%
Rate of compensation increase - U.S.	N/A	N/A		N/A	N/A
Rate of compensation increase - Canada	4.00%	4.00%		4.00%	4.00%

Other changes in plan assets and benefit obligations
recognized in AOCI:
Net (gain) or loss	$ 4,859	$ (442)	(a)	$ 1,181	$ (198)
Total recognized in other comprehensive income	$ 4,859	$ (442)	(a)	$ 1,181	$ (198)
Total recognized in net periodic postretirement
cost and AOCI	$ 4,866	$ (435)	(a)	$ 1,959	$ 910
Estimated amortization from AOCI into net periodic
postretirement benefit cost over the next fiscal year:
Amortization of net (gain) or loss	$ 167	$ -		$ -	$ 587

(a)     These amounts exclude $7,862 of unrecognized loss as of December 3, 2010.

	Australian Plan
	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through	Year Ended
	December 31, 2011	December 31, 2010	December 2, 2010	December 31, 2009
Components of the net periodic benefit cost:
Service cost	$ 998	$ 88	$ 934	$ 1,120
Interest cost	1,798	150	1,583	1,017
Expected return on plan assets	(1,639)	(139)	(1,457)	(1,248)
Amortization of net (gain) or loss	-	-	261	994
Settlement gain	-	-	-	529
Benefit cost	$1,158	$ 100	$ 1,320	$ 2,412

Weighted-average assumptions used to determine
net periodic pension cost:
Measurement date	December 31, 2010	December 31, 2009	December 31, 2009	December 31, 2008
Discount rate	7.60%	8.50%	8.50%	4.75%
Expected long-term rate of return on plan assets	6.00%	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	3.50%

Other changes in plan assets and benefit obligations
recognized in other comprehensive income (OCI):
Net (gain) or loss	$ 1,947	$ (206)	$ -	$ -
Total recognized in other comprehensive income	$ 1,947	$ (206)	$ -	$ -
Total recognized in net periodic postretirement
cost and OCI	$ 3,105	$ (106)	$ 1,320	$ 2,412
Estimated amortization from AOCI into net periodic
postretirement benefit cost over the next fiscal year:
Amortization of net (gain) or loss	$ -	$ -	$ -	$ -

The following table provides a reconciliation of benefit obligations, plan assets and status of the defined benefit pension plans as recognized in the consolidated balance sheets for the periods ended December 31, 2011, December 31, 2010 and December 2, 2010:

	U.S. and Canadian Plans
	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through
	December 31, 2011	December 31, 2010	December 2, 2010
Change in benefit obligation:

Benefit obligation at beginning of year	$ 28,112	$ 28,202	$ 26,260
Service cost	164	14	137
Interest cost	1,392	116	1,334
Participant contributions	-	-	-
Actuarial (gain) loss	3,356	(257)	1,920
Benefits paid	(1,372)	(9)	(1,570)
Expenses, taxes and premiums paid	-	-	-
Net transfers to contribution plan	-	-	-
Currency translation	(87)	46	121
Benefit obligation at end of year	$ 31,566	$ 28,112	$ 28,202
Change in plan assets:
Fair value of plan assets at beginning of year	$ 19,555	$ 19,214	$ 17,072
Actual return on plan assets	19	309	1,927
Employer contributions	1,722	-	1,672
Participant contributions	-	-	-
Benefits paid	(1,372)	(9)	(1,570)
Administrative expenses	-	-	-
Currency translation	(78)	42	113
Fair value of plan assets at end of year	$ 19,846	$ 19,555	$ 19,214
Funded status of the plan	$ (11,720)	$ (8,557)	$ (8,988)
Amounts recognized in the balance sheet:
Noncurrent assets (liabilities)	$ (11,720)	$ (8,557)	$ (8,988)
Amounts recognized in accumulated other
comprehensive income consist of:
Net (gain) loss	$ 4,445	$ (442)	$ 8,636
Accumulated other comprehensive income	$ 4,445	$ (442)	$ 8,636
Accumulated benefit obligation	$ 31,566	$ 28,112	$ 28,202

Weighted-average assumptions used to
determine benefit obligations:
Measurement date	December 31, 2011	December 31, 2010	December 3, 2010
Discount rate - U.S.	4.00%	5.10%	5.00%
Discount rate - Canada	4.50%	5.00%	5.00%
Rate of compensation increase - U.S.	N/A	N/A	N/A
Rate of compensation increase - Canada	4.00%	4.00%	4.00%

	Australian Plan
	Successor		Predecessor
		December 3, 2010	January 1, 2010
	Year Ended	through	through
	December 31, 2011	December 31, 2010	December 2, 2010
Change in benefit obligation:

Benefit obligation at beginning of year	$ 25,781	$ 24,336	$ 19,784
Service cost	998	88	934
Interest cost	1,798	150	1,583
Participant contributions	487	41	431
Actuarial (gain) loss	(158)	3	1,053
Benefits paid	(1,303)	-	(797)
Expenses, taxes and premiums paid	(283)	(33)	(326)
Net transfers to contribution plan	-	-	-
Currency translation	(180)	1,196	1,675
Benefit obligation at end of year	$ 27,141	$ 25,781	$ 24,336
Change in plan assets:
Fair value of plan assets at beginning of year	$ 26,786	$ 25,109	$ 23,090
Actual return on plan assets	(466)	347	(90)
Employer contributions	1,118	88	847
Participant contributions	487	41	431
Benefits paid	(1,303)	-	(797)
Administrative expenses	(283)	(33)	(326)
Currency translation	(187)	1,234	1,955
Fair value of plan assets at end of year	$ 26,152	$ 26,786	$ 25,109
Funded status of the plan	$ (989)	$ 1,004	$ 773
Amounts recognized in the balance sheet:
Noncurrent assets (liabilities)	$ (989)	$ 1,004	$ 773
Amounts recognized in accumulated other
comprehensive income consist of:
Net (gain) loss	1,742	$ (206)	$ (5,509)
Accumulated other comprehensive income	$ 1,742	$ (206)	$ (5,509)
Accumulated benefit obligation	$ 24,995	$ 25,781	$ 24,336

Weighted-average assumptions used to
determine benefit obligations:
Measurement date	December 31, 2011	December 31, 2010	December 3, 2010
Discount rate	6.50%	7.60%	7.60%
Rate of compensation increase	4.00%	4.00%	4.00%

The defined benefit discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. The Company, with the assistance of its actuaries, utilized the Citigroup Pension Discount

Curve for its U.S. Plan, the NATCAN’s CIA Method Accounting Discount Rate Curve for its Canadian subsidiary’s plan, and the Eight Year AA rated Corporate Bond Yield for its Australian Plan (the Fund), and applied  plan-specific cash flows to determine an appropriate discount rate for each plan.

The defined benefit pension plans’ weighted average asset allocations by asset category at December 31, 2011 and 2010 are as follows:

	U.S. and Canadian Plans
Asset Category	Target 2012	2011	2010
Equity securities	59%	56%	65%
Debt securities	33%	36%	35%
Real estate	8%	8%	0%
Total	100%	100%	100%

	Australian Plan
Asset Category	Target 2012	2011	2010
Cash	10%	10%	10%
Equity securities	42%	41%	40%
Debt securities	36%	35%	36%
Real estate	5%	3%	4%
Other	7%	11%	10%
Total	100%	100%	100%

The assets of the U.S. defined benefit pension plan are invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974 (ERISA); namely, (a) the safeguards and diversity to which a prudent investor would adhere must be present and (b) all transactions undertaken on behalf of the Plan must be for the sole benefit of plan participants and their beneficiaries.

The following table sets forth the pension plans’ assets by level within the fair value hierarchy:

Pension Plan's Assets at Fair Value as of December 31, 2011
	Quoted Prices in Active Markets for Indentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Mutual Funds	$ 15,376	$ 1,026	$ 16,402
Commingled Trust Funds	1,929	27,668	29,596
	$ 17,305	$ 28,694	$ 45,998

Accounting literature classifies the inputs used to measure fair value into the following hierarchy:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

The expected long-term rate of return on plan assets is 8% for the U.S. and Canadian Plans and 6% for the Fund. In setting these rates, the Company considered the historical returns of the plans’ funds, anticipated future market conditions including inflation and the target asset allocation of the plans’ portfolio.

The required funding for the U.S. Plan, the Canadian Subsidiary’s Plan, and the Fund for the year ending December 31, 2012 is approximately $2,900.

The following table presents the benefits expected to be paid in the next ten fiscal years:

	U.S. and	Australian
	Canadian Plans	Plan
Estimated Future Benefit Payments
2012	$ 1,554	$ 4,344
2013	1,613	3,712
2014	1,694	3,134
2015	1,748	2,915
2016	1,781	3,768
Years 2017-2021	9,540	13,340

Other Post-retirement Benefits. The Company has a frozen retirement plan covering certain salaried and non-salaried retired employees, which provides post-retirement health care benefits (medical and dental) and life insurance benefits. The plan provided coverage for retirees and active employees who had attained age 62 and completed 15 years of service as of December 31, 2005.   Post-retirement health care portion benefits are partially contributory, with retiree contributions adjusted annually as determined based on claim costs. The post-retirement life insurance benefits are noncontributory. The Company recognizes the cost of post-retirement benefits on the accrual basis as employees render service to earn the benefit, and funds the cost of health care in the year incurred.  During the quarter ended September 30, 2009, the Company terminated its commitments to provide future supplemental medical benefits for certain retirees.

 The Company’s post-retirement benefit plans of healthcare and life insurance benefits had accumulated post-retirement benefit obligations of $1,648 and $1,956, at December 31, 2011 and 2010, respectively, discounted at 3.5% and 4.3% at those respective dates. A one-percentage-point increase (decrease) in the assumed health care cost trend rate at December 31, 2011 would increase (decrease) total service and interest cost by $3 and ($3), and increase (decrease) the post-retirement benefit obligation by $51 and ($47). Net periodic post-retirement cost was $79 for the year ended December 31, 2011. Net periodic post-retirement income was $140 for the period from January 1, 2010 through December 2, 2010 and $4 for the period from December 3, 2010 through December 31, 2010.  In 2009, as a result of the termination of commitments to provide supplemental medical benefits for certain retirees in 2009, the Company recorded a settlement gain totaling $5,863 in 2009 that reduced previously recorded liabilities by $4,523 and related amounts recorded in Other Comprehensive Income by $1,340.

Stock Purchase Plan. The Predecessor maintained an employee stock purchase plan allowing eligible employees to purchase shares of the Company’s common stock at the end of each quarter at 95% of the market price at the end of the quarter. For the period from January 1, 2010 through December 2, 2010 and the year ended 2009, 11,485 and 300 shares, respectively, were purchased from the Company under this plan.

Deferred Compensation Plan. Each director of the Predecessor, other than the Company’s Chairman and Chief Executive Officer, was entitled to receive a $75 annual fee. Forty percent of this annual fee was deposited into the Company’s Non Employee Director Deferred Compensation Plan (the “Deferred Compensation Plan’’). Under the Deferred Compensation Plan, deferral amounts were converted into units based on the fair market value of the Predecessor common stock on the deferral date. This plan was terminated as part of the Acquisition, and accrued amounts of $856 were paid in January 2011.

20. Certain Relationships and Transactions

Relationship with Irving Place Capital

Thermadyne Holdings Corporation is a wholly-owned subsidiary of Thermadyne Technologies Holdings, Inc. Affiliates of Irving Place Capital, along with its co-investors, hold approximately 98% Technologies’ common stock at December 31, 2011. The board of directors of the Company and Technologies includes two IPC members.

IPC has the power to designate all of the members of the board of directors of the Company and the right to remove any directors that it appoints.

Management Services Agreement

The Company has entered a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable monthly.  In the event of a sale of all or substantially all of the Company’s assets to a third-party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters. Such fees were $1,986 for the year ended December 31, 2011 and $121 for the period from December 3, 2010 through December 31, 2010.

IPC also received transaction fees in connection with services provided related to the Acquisition of $6,500, which were included in Successor expenses for the period from December 3, 2010 through December 31, 2010.  In connection with any subsequent material corporate transactions, such as an equity or debt offering, acquisition, asset sale, recapitalization, merger, joint venture formation or other business combination, IPC will receive a fee of 1% of the transaction value.  IPC will also receive fees in connection with certain strategic services, as determined by IPC, provided such fees will reduce the annual advisory fee on a dollar-for-dollar basis.

Thermadyne Technologies Holdings Inc. (Technologies)

The capital stock of Technologies in the aggregate of $177,195 was outstanding as of December 31, 2011, with 141,541 shares of 8% cumulative preferred stock in the amount of $141,588 and 3,538,519 shares of common stock in the amount of $35,607.  No dividends have been declared on either the preferred stock or common stock at December 31, 2011.

Technologies’ stock-based compensation costs relate to Thermadyne employees and were incurred for Thermadyne’s benefit, and accordingly recognized in Thermadyne’s consolidated SG&A expenses (See Note 17- Stock Options and Stock-based Compensation).

21. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010.

	Successor
	December 31	September 30	June 30	March 31
2011
Net sales	$ 116,808	$ 124,854	$ 129,269	$ 116,497
Gross margin	34,521	42,258	47,794	33,226
Operating income	2,879	13,214	17,870	6,850
Net income (loss)	(4,985)	5,565	6,073	88

	Successor	Predecessor
	December 3, 2010	October 1, 2010
	through	through
	December 31, 2010	December 2, 2010	September 30	June 30	March 31
2010
Net sales	$ 28,663	$ 75,542	$ 106,483	$ 108,596	$ 96,617
Gross margin	6,753	24,725	36,657	36,868	32,040
Operating income (loss)	(12,822)	3,796	12,427	11,469	9,941
Net income (loss)	(14,680)	(3,552)	4,821	2,571	2,296

The net loss in the fourth quarter of 2011 is a result of increased incentive compensation, professional service fees, unfavorable foreign currency transaction losses and personnel costs associated with a higher headcount total.  Additionally, increased restructuring charges and inventory write-off’s associated with restructuring activities also contributed to the net loss.

Transaction related expenditures of $12,111 were incurred for the period from December 3 to December 31, 2010 and $4,763 for the period October 1 to December 2, 2010.  There were no transaction related expenditures during the year ended December 31, 2011.

22. Condensed Consolidating Financial Statements and Thermadyne Holdings Corporation (Parent) Financial Information

The 9% Senior Secured Notes due 2017 are obligations of, and were issued by, Thermadyne Holdings Corporation. Thermadyne Holdings Corporation’s (parent only) assets at December 31, 2011 are its investments in its subsidiaries and its liabilities are the Senior Secured Notes due 2017.  Each guarantor is wholly owned by Thermadyne Holdings Corporation.  Successor’s management has determined the most appropriate presentation is to “push down” the Senior Secured Notes due 2017 to the guarantors in the accompanying condensed financial information, as such entities fully and unconditionally guarantee the Senior Secured Notes due 2017, and these subsidiaries are jointly and severally liable for all payment under these notes.  The Senior Secured Notes due 2017 were issued to finance the Acquisition of the Company along with new stockholders’ equity.  The guarantor subsidiaries’ cash flow will service the debt.

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Thermadyne Holding Corporation (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the Parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements. The Company’s Australian subsidiary is included as a guarantor for all years presented.  With respect to the non-guarantor subsidiaries, approximately 70% of the assets and the sales have been pledged to the guarantor subsidiaries to the holder of the Senior Secured Notes.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 390,491	$ 96,937	$ -	$ 487,428
Cost of goods sold	-	251,076	78,553	-	329,629
Gross margin	-	139,415	18,384	-	157,799

Selling, general and administrative expenses	-	89,837	15,449	-	105,286
Amortization of intangibles	-	6,296	-	-	6,296
Restructuring	-	5,404	-	-	5,404
Operating income (loss)	-	37,878	2,935	-	40,813

Other income (expense):
Interest, net	-	(24,405)	(130)	-	(24,535)
Amortization of deferred financing costs	-	(1,711)	-	-	(1,711)
Equity in net income (loss) of subsidiaries	6,741	-	-	(6,741)	-
Income (loss) before income tax provision	6,741	11,762	2,805	(6,741)	14,567

Income tax provision	-	6,726	1,100	-	7,826

Net income (loss)	$ 6,741	$ 5,036	$ 1,705	$ (6,741)	$ 6,741

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

DECEMBER 3, 2010 THROUGH DECEMBER 31, 2010

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 29,215	$ 5,137	$ (5,689)	$ 28,663
Cost of goods sold	-	23,778	3,877	(5,745)	21,910
Gross margin	-	5,437	1,260	56	6,753

Selling, general and administrative expenses	-	17,056	1,988	-	19,044
Amortization of intangibles	-	531	-	-	531
Operating income (loss)	-	(12,150)	(728)	56	(12,822)

Other income (expense):
Interest, net	(1,107)	(1,164)	(2)	-	(2,273)
Amortization of deferred financing costs	-	(170)	-	-	(170)
Equity in net income (loss) of subsidiaries	(13,573)	-	-	13,573	-
Income (loss) before income tax provision	(14,680)	(13,484)	(730)	13,629	(15,265)

Income tax provision	-	(516)	(69)	-	(585)

Net income (loss)	$ (14,680)	$ (12,968)	$ (661)	$ 13,629	$ (14,680)

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

JANUARY 1, 2010 THROUGH DECEMBER 2, 2010

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 399,165	$ 57,049	$ (68,976)	$ 387,238
Cost of goods sold	-	283,764	41,770	(68,586)	256,948
Gross margin	-	115,401	15,279	(390)	130,290

Selling, general and administrative expenses	682	80,677	9,692	(909)	90,142
Amortization of intangibles	-	2,515	-	-	2,515
Operating income (loss)	(682)	32,209	5,587	519	37,633

Other income (expense):
Interest, net	(17,036)	(3,459)	(30)	-	(20,525)
Amortization of deferred financing costs	(457)	(461)	-	-	(918)
Equity in net income (loss) of subsidiaries	24,311	-	-	(24,311)	-
Loss on debt extinguishment	-	(1,867)	-	-	(1,867)
Income (loss) before income tax provision	6,136	26,422	5,557	(23,792)	14,323

Income tax provision	-	6,580	1,607	-	8,187

Net income (loss)	$ 6,136	$ 19,842	$ 3,950	$ (23,792)	$ 6,136

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 355,864	$ 29,111	$ (37,320)	$ 347,655
Cost of goods sold	-	260,367	22,721	(38,045)	245,043
Gross margin	-	95,497	6,390	725	102,612

Selling, general and administrative expenses	(578)	73,931	6,886	-	80,239
Amortization of intangibles	-	2,693	-	-	2,693
Operating income (loss)	578	18,873	(496)	725	19,680

Other income (expense):
Interest, net	(17,176)	(3,750)	76	-	(20,850)
Amortization of deferred financing costs	(531)	(521)	-	-	(1,052)
Equity in net income (loss) of subsidiaries	21,164	-	-	(21,164)	-
Settlement of retiree medical obligations	-	5,863	-	-	5,863
Other	147	-	-	-	147
Income (loss) from continuing operations before income
tax provision and discontinued operations	4,182	20,465	(420)	(20,439)	3,788

Income tax provision	-	2,089	568	-	2,657
Income (loss) from continuing operations	4,182	18,376	(988)	(20,439)	1,131

Gain from discontinued operations, net of tax	-	1,954	1,097	-	3,051

Net income (loss)	$ 4,182	$ 20,330	$ 109	$ (20,439)	$ 4,182

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 15,298	$ 5,558	$ -	$ 20,856
Accounts receivable, net	-	56,893	11,677	-	68,570
Inventories	-	85,345	10,666	-	96,011
Prepaid expenses and other	-	7,057	4,915	-	11,972
Deferred tax assets	-	2,823	-	-	2,823
Total current assets	-	167,416	32,816	-	200,232
Property, plant and equipment, net	-	61,971	11,890	-	73,861
Deferred financing fees	-	13,416	-	-	13,416
Other assets	-	502	-	-	502
Goodwill	-	182,429	-	-	182,429
Intangibles, net	-	136,515	3,750	-	140,265
Investment in and advances to subsidiaries	191,135	79,232	-	(270,367)	-
Total assets	$ 191,135	$ 641,481	$ 48,456	$ (270,367)	$ 610,705

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$ -	$ 1,276	$ 439	$ -	$ 1,715
Accounts payable	-	23,299	6,406	-	29,705
Accrued and other liabilities	-	38,120	5,440	-	43,560
Accrued interest	-	1,081	-	-	1,081
Income taxes payable	-	1,929	946	-	2,875
Deferred tax liability	-	3,584	-	-	3,584
Total current liabilities	-	69,289	13,231	-	82,520
Long-term obligations, less current maturities	-	263,246	361	-	263,607
Deferred tax liabilities	-	78,927	-	-	78,927
Other long-term liabilities	-	16,184	1,897	-	18,081
Net equity (deficit) and advances to / from subsidiaries	23,565	108,505	(39,149)	(92,921)	-
Stockholder's equity (deficit):
Common stock	-	2,555	55,145	(57,700)	-
Additional paid-in-capital	177,790	111,207	15,456	(126,663)	177,790
Accumulated deficit	(7,939)	(323)	1,044	(721)	(7,939)
Accumulated other comprehensive income (loss)	(2,281)	(8,109)	471	7,638	(2,281)
Total stockholder's equity (deficit)	167,570	105,330	72,116	(177,446)	167,570

Total liabilities and stockholder's equity (deficit)	$ 191,135	$ 641,481	$ 48,456	$ (270,367)	$ 610,705

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 18,692	$ 3,707	$ -	$ 22,399
Trusteed assets	183,685	-	-	-	183,685
Accounts receivable, net	-	51,592	11,320	-	62,912
Inventories	-	75,391	10,049	-	85,440
Prepaid expenses and other	725	6,719	3,866	-	11,310
Deferred tax assets	-	2,644	-	-	2,644
Total current assets	184,410	155,038	28,942	-	368,390
Property, plant and equipment, net	-	69,126	5,212	-	74,338
Deferred financing fees	-	15,127	-	-	15,127
Other assets	-	1,632	-	-	1,632
Goodwill	-	182,841	-	-	182,841
Intangibles, net	-	145,662	-	-	145,662
Investment in and advances to subsidiaries	163,876	79,232	-	(243,108)	-
Total assets	$ 348,286	$ 648,658	$ 34,154	$ (243,108)	$ 787,990

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Senior subordinated notes due 2014	$ 176,095	$ -	$ -	$ -	$ 176,095
Current maturities of long-term obligations	-	2,006	201	-	2,207
Accounts payable	-	22,137	4,839	-	26,976
Accrued and other liabilities	-	36,159	4,833	-	40,992
Accrued interest	8,062	1,122	-	-	9,184
Income taxes payable	-	3,327	433	-	3,760
Deferred tax liability	-	6,014	-	-	6,014
Total current liabilities	184,157	70,765	10,306	-	265,228
Long-term obligations, less current maturities	-	264,238	326	-	264,564
Deferred tax liabilities	-	78,743	-	-	78,743
Other long-term liabilities	-	13,551	1,108	-	14,659
Net equity (deficit) and advances to / from subsidiaries	725	210,319	3,291	(214,335)	-
Stockholder's equity (deficit):
Common stock	-	-	-	-	-
Additional paid-in-capital	176,035	-	-	-	176,035
Accumulated deficit	(14,680)	(12,968)	(661)	13,629	(14,680)
Accumulated other comprehensive income (loss)	2,049	24,010	19,784	(42,402)	3,441
Total stockholder's equity (deficit)	163,404	11,042	19,123	(28,773)	164,796

Total liabilities and stockholder's equity (deficit)	$ 348,286	$ 648,658	$ 34,154	$ (243,108)	$ 787,990

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ (26)	$ 16,575	$ 4,892	$ (14,350)	$ 7,091

Cash flows from investing activities:
Capital expenditures	-	(5,130)	(9,694)	-	(14,824)
Other	-	(899)	-	-	(899)
Net cash provided by (used in) investing activities	-	(6,029)	(9,694)	-	(15,723)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes	(176,095)	-	-	-	(176,095)
Repayments of other long-term obligations	-	(1,713)	270	-	(1,443)
Trusteed assets	183,685	-	-	-	183,685
Changes in net equity	(8,749)	(12,104)	6,503	14,350	-
Other, net	1,185	-	-	-	1,185
Net cash provided by (used in) financing activities	26	(13,817)	6,773	14,350	7,332

Effect of exchange rate changes on cash and cash equivalents	-	(123)	(120)	-	(243)

Total increase (decrease) in cash and cash equivalents	-	(3,394)	1,851	-	(1,543)
Total cash and cash equivalents beginning of period	-	18,692	3,707	-	22,399
Total cash and cash equivalents end of period	$ -	$ 15,298	$ 5,558	$ -	$ 20,856

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

DECEMBER 3, 2010 THROUGH DECEMBER 31, 2010

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ (11,117)	$ (9,374)	$ (795)	$ 13,629	$ (7,657)

Cash flows from investing activities:
Capital expenditures	-	(1,179)	(670)	-	(1,849)
Other	-	(188)	-	-	(188)
Net cash used in investing activities	-	(1,367)	(670)	-	(2,037)

Cash flows from financing activities:
Repayments under Working Capital Facility	-	(3,347)	-	-	(3,347)
Issuance of Senior Secured Notes due 2017	260,000	-	-	-	260,000
Repayments of Second Lien Facility and other	-	(1,219)	(21)	-	(1,240)
Initial investment by purchasers (exclude
subscription receivable)	175,285	-	-	-	175,285
Purchase of Predecessor common stock	(213,926)	-	-	-	(213,926)
Trusteed assets	(183,672)	-	-	-	(183,672)
Payment of Predecessor change in control expenditures	-	(7,525)	-	-	(7,525)
Deferred Financing fees	(13,208)	(1,515)	-	-	(14,723)
Changes in net equity	(13,362)	27,380	(389)	(13,629)	-
Net cash provided by (used in) financing activities	11,117	13,774	(410)	(13,629)	10,852

Effect of exchange rate changes on cash and cash equivalents	-	415	54	-	469

Total increase (decrease) in cash and cash equivalents	-	3,448	(1,821)	-	1,627
Total cash and cash equivalents beginning of period	-	15,244	5,528	-	20,772
Total cash and cash equivalents end of period	$ -	$ 18,692	$ 3,707	$ -	$ 22,399

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

JANUARY 1, 2010 THROUGH DECEMBER 2, 2010

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 3,832	$ 65,223	$ (135)	$ (23,792)	$ 45,128

Cash flows from investing activities:
Capital expenditures	-	(6,028)	(471)	-	(6,499)
Other	-	(774)	433	-	(341)
Net cash used in investing activities	-	(6,802)	(38)	-	(6,840)

Cash flows from financing activities:
Net issuance of Working Capital Facility	-	(6,296)	-	-	(6,296)
Repayments of Second Lien Facility and other	-	(26,533)	(174)	-	(26,707)
Exercise of employee stock purchases	167	-	-	-	167
Changes in net equity	(3,999)	(22,554)	2,761	23,792	-
Net cash provided by (used in) financing activities	(3,832)	(55,383)	2,587	23,792	(32,836)

Effect of exchange rate changes on cash and cash equivalents	-	466	(32)	-	434

Total increase in cash and cash equivalents	-	3,504	2,382	-	5,886
Total cash and cash equivalents beginning of period	-	11,740	3,146	-	14,886
Total cash and cash equivalents end of period	$ -	$ 15,244	$ 5,528	$ -	$ 20,772

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Parent
	Thermadyne
	Holdings		Non-
	Corporation	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from continuing operations:
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 3,790	$ 36,640	$ 1,513	$ (20,439)	$ 21,504

Cash flows from investing activities:
Capital expenditures	-	(7,669)	(26)	-	(7,695)
Other	-	(264)	(97)	-	(361)
Net cash used in investing activities	-	(7,933)	(123)	-	(8,056)

Cash flows from financing activities:
Net issuance of Working Capital Facility	-	(22,888)	-	-	(22,888)
Repurchase of Notes	(2,632)	-	-	-	(2,632)
Borrowings of Second Lien Facility and other	-	25,075	-	-	25,075
Repayments of Second Lien Facility and other	1,565	(17,111)	(277)	-	(15,823)
Exercise of employee stock purchases	114	-	-	-	114
Changes in net equity and advances to / from
discontinued operations	(5,150)	(9,031)	(3,719)	20,439	2,539
Termination payment from derivative counterparty	2,313	-	-	-	2,313
Other	-	(925)	-	-	(925)
Net cash provided by (used in) financing activities	(3,790)	(24,880)	(3,996)	20,439	(12,227)

Effect of exchange rate changes on cash and cash equivalents	-	1,612	137	-	1,749

Net cash provided by (used in) continuing operations	-	5,439	(2,469)	-	2,970

Cash flows from discontinued operations:
Net cash used in discontinued operations	-	-	(585)	-	(585)

Total increase (decrease) in cash and cash equivalents	-	5,439	(3,054)	-	2,385
Total cash and cash equivalents beginning of period	-	6,301	6,200	-	12,501
Total cash and cash equivalents end of period	$ -	$ 11,740	$ 3,146	$ -	$ 14,886

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                THERMADYNE HOLDINGS CORPORATION

Date: March 29, 2012                                                                        By:      /s/ Jeffrey S. Kulka

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

Name	Title	Date

/s/ Martin Quinn Martin Quinn	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2012

/s/ Jeffrey S. Kulka Jeffrey S. Kulka	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012

/s/ Michael A. McLain Michael A. McLain	Director and Chairman of the Board	March 29, 2012

/s/ James O. Egan James O. Egan	Director	March 29, 2012

/s/ Douglas R. Korn Douglas R. Korn	Director	March 29, 2012

/s/ Joshua H. Neuman Joshua H. Neuman	Director	March 29, 2012

/s/ C. Thomas O’Grady C. Thomas O’Grady	Director	March 29, 2012

/s/ Eric K. Schwalm Eric K. Schwalm	Director	March 29, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2011 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

EXHIBIT INDEX

		Incorporated by Reference				Filed or
Exhibit						Furnished
Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated as of October 5, 2010, by and among Razor Holdco Inc., Razor Merger Sub Inc. and Thermadyne Holdings Corporation.	S-4	333-173322	2.1	4/5/2011
3.1	Fourth Amended and Restated Certificate of Incorporation of Thermadyne Holdings Corporation	S-4	333-173322	3.1	4/5/2011
3.2	Amended and Restated By-Laws of Thermadyne Holdings Corporation	S-4	333-173322	3.2	4/5/2011
3.3	Certificate of Registration on Change of Name of Cigweld Pty Ltd.	S-4	333-173322	3.3	4/5/2011
3.4	Constitution of Cigweld Pty Ltd.	S-4	333-173322	3.4	4/5/2011
3.5	Amended and Restated Certificate of Incorporation of Stoody Company	S-4	333-173322	3.5	4/5/2011
3.6	Amended and Restated Bylaws of Stoody Company	S-4	333-173322	3.6	4/5/2011
3.7	Certificate of Registration of Thermadyne Australia Pty Ltd.	S-4	333-173322	3.7	4/5/2011
3.8	Constitution of Thermadyne Australia Pty Ltd.	S-4	333-173322	3.8	4/5/2011
3.9	Amended and Restated Certificate of Incorporation of Thermadyne Industries, Inc.	S-4	333-173322	3.9	4/5/2011
3.10	Amended and Restated Bylaws of Thermadyne Industries, Inc.	S-4	333-173322	3.10	4/5/2011
3.11	Amended and Restated Certificate of Incorporation of Thermadyne International Corp.	S-4	333-173322	3.11	4/5/2011
3.12	Amended and Restated Bylaws of Thermadyne International Corp.	S-4	333-173322	3.12	4/5/2011
3.13	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation	S-4	333-173322	3.13	4/5/2011
3.14	Amended and Restated Bylaws of Thermal Dynamics Corporation	S-4	333-173322	3.14	4/5/2011
3.15	Amended and Restated Certificate of Incorporation of Victor Equipment Company	S-4	333-173322	3.15	4/5/2011
3.16	Amended and Restated Bylaws of Victor Equipment Company	S-4	333-173322	3.16	4/5/2011
4.1	Indenture, dated as of December 3, 2010, among Thermadyne Holdings Corporation, the guarantors thereto and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”)	S-4	333-173322	4.1	4/5/2011
4.2	Registration Rights Agreement, dated as of December 3, 2010, among Thermadyne Holdings Corporation, the guarantors named therein, Jefferies & Company, Inc. and RBC Capital Markets, LLC	S-4	333-173322	4.2	4/5/2011

		Incorporated by Reference				Filed or
Exhibit						Furnished
Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Herewith

4.3	Fourth Amended and Restated Credit Agreement, dated as of December 3, 2010, among Razor Merger Sub Inc., Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermal Dynamics Corporation and Stoody Company, as borrowers, Thermadyne Holdings Corporation, as the borrower representative, the other parties designated therein as credit parties, General Electric Capital Corporation as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto as lenders	S-4	333-173322	4.3	4/5/2011
4.4	Intercreditor Agreement, dated as of December 3, 2010, among General Electric Capital Corporation, as ABL Agent, and U.S. Bank National Association, as Collateral Trustee	S-4	333-173322	4.4	4/5/2011
4.5

Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 2, 2011, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermal Dynamics Corporation and Stoody Company, as borrowers, Thermadyne Holdings Corporation, as the borrower representative, the other parties designated therein as credit parties, and General Electric Capital Corporation.

						X
4.6	First Supplemental Indenture, dated as of February 27, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-13023	4.1	3/1/2012
4.7	Second Supplemental Indenture, dated as of February 29, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-13023	4.2	3/1/2012
4.8	Registration Rights Agreement, dated March 6, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and Jefferies & Company, Inc. and RBC Capital Markets LLC, as representatives of the initial purchasers	8-K	001-13023	4.1	3/6/2012
4.9	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of February 29, 2012, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermdayne Dynamics Corporation and Stoody Company, as the borrowers, and General Electric Capital Corporation, as agent and lender, and the other lenders party thereto	8-K	001-13023	10.1	3/6/2012
10.1	Lease Agreement, dated as of October 10, 1990, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.1	4/5/2011
10.2	First Amendment to Lease Agreement, dated as of June 1991, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.2	4/5/2011

		Incorporated by Reference				Filed or
Exhibit						Furnished
Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Herewith

10.3	Second Amendment to Lease Agreement, dated as of December 2, 1996, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.3	4/5/2011
10.4	Third Amendment to Lease Agreement, dated as of October 20, 2001, by and among Bowling Green Area Economic Development Authority, Inc. (previously known as the Bowling Green-Warren County Industrial Park Authority, Inc.), Stoody Company, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.4	4/5/2011
10.5	Lease Modification and Extension Agreement, effective as of October 1, 2009, by and among the Bowling Green Area Economic Development Authority, Inc. (successor by merger to Bowling Green-Warren County Industrial Park Authority, Inc.), Stoody Company (f/k/a Stoody Deloro Stellite), Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.5	4/5/2011
10.6	Lease Agreement, dated as of September 22, 2003, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.6	4/5/2011
10.7	First Amendment to Lease, effective May 1, 2004, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.7	4/5/2011
10.8	Second Amendment to Lease, effective March 1, 2005, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.8	4/5/2011
10.9	Lease Agreement, dated as of January 19, 2005, between Ningbo Longxing Group Co., Ltd. and Ningbo Fulida Gas Equipment Co. Ltd.	S-4	333-173322	10.9	4/5/2011
10.10	Lease Agreement, dated as of December 28, 2004, between Ningbo Longxing Group Co., Ltd. and Thermadyne (Ningbo) Cutting and Welding Equipment Manufacturing Company Ltd.	S-4	333-173322	10.10	4/5/2011
10.11	Industrial Real Property Lease, dated as of June 6, 1988, between National Warehouse Investment Company and Victor Equipment Company	S-4	333-173322	10.11	4/5/2011
10.12	First Amendment to Amended and Restated Industrial Real Property Lease, dated as of August 1, 2007, between 2800 Airport Road Limited Partnership (successor in interest to National Warehouse Investment Company) and Victor Equipment Company	S-4	333-173322	10.12	4/5/2011
10.13	Letter of Extension of Lease, dated as of September 26, 2002, between First Industrial Realty Trust, Inc. (successor in interest to National Warehouse Investment Company) and Victor Equipment Company	S-4	333-173322	10.13	4/5/2011
10.14	Amended and Restated Industrial Real Property Lease, dated as of August 11, 1988, between National Warehouse Investment Company and Thermal Dynamics Corporation	S-4	333-173322	10.14	4/5/2011

		Incorporated by Reference				Filed or
Exhibit						Furnished
Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Herewith

10.15	First Amendment to Amended and Restated Industrial Real Property Lease, dated as of January 20, 1989, between National Warehouse Investment Company and Thermal Dynamics Corporation	S-4	333-173322	10.15	4/5/2011
10.16	Second Amendment to Amended and Restated Industrial Real Property Lease, dated as of August 1, 2007, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation	S-4	333-173322	10.16	4/5/2011
10.17

Third Amendment to Amended and Restated Industrial Real Property Lease, dated as of December 1, 2010, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation

						X
10.18

Letter dated December 1, 2011 exercising option under Third Amendment to Amended and Restated Industrial Real Property Lease, dated as of December 1, 2010, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation

						X
10.19	Industrial Real Property Lease, dated as of August 11, 1988, between Holman/Shidler Investment Corporation and Palco Welding Products of Canada, Ltd.	S-4	333-173322	10.17	4/5/2011
10.20	Amending Agreement, dated as of March 18, 2003, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.18	4/5/2011
10.21	Amending Agreement, dated as of October 25, 2007, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.19	4/5/2011
10.22	Lease Amending Agreement, dated as of January 4, 2010, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.20	4/5/2011
10.23	Lease Agreement, dated as of October 13, 2008, between Banco J.P. Morgan, S.A., Institución de Banca Multiple, J.P. Morgan Grupo Financiero, Division Fiduciaria and Victor Equipment de Mexico S.A. de C.V.	S-4	333-173322	10.21	4/5/2011
10.24	Change of Lessor, dated as of October 14, 2009 , between The Bank of New York Mellon S.A. Institution de Banca Multiple and Victor Equipment de Mexico S.A. de C.V.	S-4	333-173322	10.22	4/5/2011
10.25	Agreement for Lease, dated in 2000, between Michael Ferraro and Comweld Group Pty Ltd.	S-4	333-173322	10.23	4/5/2011
10.26	Deed of Extension of Lease, dated in 2010, between Melbourne Property Developers Pty Ltd and Cigweld Pty. Ltd.	S-4	333-173322	10.24	4/5/2011

		Incorporated by Reference				Filed or
Exhibit						Furnished
Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Herewith

*10.27	Amended and Restated Executive Employment Agreement, dated as of August 17, 2009, between Thermadyne Holdings Corporation and Martin Quinn	S-4	333-173322	10.25	4/5/2011
*10.28	Amendment to Amended and Restated Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Martin Quinn	S-4	333-173322	10.26	4/5/2011
*10.29	Third Amended and Restated Executive Employment Agreement, dated as of August 17, 2009, between Thermadyne Holdings Corporation and Terry Downes	S-4	333-173322	10.27	4/5/2011
*10.30	Amendment to Third Amended and Restated Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Terry Downes	S-4	333-173322	10.28	4/5/2011
*10.31	Executive Employment Agreement, dated as of August 7, 2006, between Thermadyne Holdings Corporation and Steven A. Schumm	S-4	333-173322	10.29	4/5/2011
*10.32	Amendment regarding IRC Section 409A to Executive Employment Agreement, dated as of December 31, 2008, between Thermadyne Holdings Corporation and Steven A. Schumm	S-4	333-173322	10.30	4/5/2011
*10.33	Amendment to Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Steven A. Schumm	S-4	333-173322	10.31	4/5/2011
*10.34	Executive Employment Agreement, dated as of July 12, 2007, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.32	4/5/2011
*10.35	Amendment regarding IRC Section 409A to Executive Employment Agreement, dated as of December 31, 2008, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.33	4/5/2011
*10.36	Amendment to Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.34	4/5/2011
*10.37	Executive Employment Agreement, dated as of July 14, 2009, between Thermadyne Holdings Corporation and Nick Varsam	S-4	333-173322	10.35	4/5/2011
*10.38	Form of Retention Bonus Agreement	S-4	333-173322	10.36	4/5/2011
*10.39	Stockholders’ Agreement, dated as of December 3, 2010, by and among Thermadyne Technologies Holdings, Inc. and the holders that are party thereto	S-4	333-173322	10.37	4/5/2011
*10.40	Thermadyne Technologies Holdings, Inc. 2010 Equity Incentive Plan, dated as of December 2, 2010	S-4	333-173322	10.38	4/5/2011
*10.41	Form of Nonqualified Stock Option Award Agreement	S-4	333-173322	10.39	4/5/2011
*10.42	Form of Indemnification Agreement between Thermadyne Technologies Holdings, Inc. and the directors and officers of the registrant	S-4	333-173322	10.40	6/20/2011

		Incorporated by Reference				Filed or
Exhibit						Furnished
Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Herewith

10.43		Management Services Agreement, dated as of December 3, 2010, between Irving Place Capital Management, L.P. and Thermadyne Holdings Corporation	S-4	333-173322	10.41	5/25/2011
10.44		Consulting Agreement, dated as of December 3, 2010, by and among Razor Merger Sub Inc., Michael McLain, James Floyd, Rahul Kapur, Gary Warren and John Magliana	S-4	333-173322	10.42	5/25/2011
*10.45		Separation Agreement and General Release, dated as of May 10, 2011, by and among Terry Downes, Thermadyne Holdings Corporation, Thermadyne Technologies Holdings, Inc. and each of its subsidiaries, divisions and affiliates	S-4	333-173322	10.43	5/25/2011
*10.46		Executive Employment Agreement between Thermadyne Holdings Corporation and Jeffrey S. Kulka, dated as of October 24, 2011	8-K	001-13023	10.1	10/28/2011
*10.47		Separation and Release, Consulting Agreement and Stock Repurchase Agreement, dated as of November 7, 2011 by and between Thermadyne Holdings Corporation, Thermadyne Technologies Holdings, Inc. and Steven A. Schumm.	8-K	001-13023	10.1	11/14/2011
*10.48		Amendment Regarding IRC §409A to Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Martin Quinn, dated as of December 18, 2011.					X
*10.49		Second Amendment Regarding IRC §409A to Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated as of December 15, 2011.					X
*10.50		Amendment Regarding IRC §409A to Executive Employment Agreement between Thermadyne Holdings Corporation and Nick H. Varsam, dated as of December 22, 2011.					X
*10.51		Amendment to Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated as of March 26, 2012.					X
*10.52		Amendment to Executive Employment Agreement between Thermadyne Holdings Corporation and Nick H. Varsam, dated as of March 26, 2012.					X
21		Subsidiaries of Thermadyne Holdings Corporation	S-4	333-173322	21	4/5/2011
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL	Instance Document					X
101.SCH	XBRL	Taxonomy Extension Schema Document					X
101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL	Taxonomy Extension Definition Linkbase Document					X
101.PRE	XBRL	Taxonomy Extension Label Linkbase Document					X
101.LAB	XBRL	Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.