Form 10-Q
period 2012-03-31
THERMADYNE HOLDINGS CORP /DE
filed 2012-05-14
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on May 14, 2012 was 1,000.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THERMADYNE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net sales	$ 126,871	$ 116,497
Cost of goods sold	83,003	83,271
Gross margin	43,868	33,226

Selling, general and administrative expenses	26,442	24,830
Amortization of intangibles	1,583	1,546
Restructuring	811	-
Operating income	15,032	6,850

Other expense:
Interest, net	(6,730)	(6,297)
Amortization of deferred financing costs	(496)	(389)
Income before income tax provision	7,806	164

Income tax provision	2,594	76

Net income	$ 5,212	$ 88

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Income	$ 5,212	$ 88

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,296	1,387
Pension and postretirement	(17)	4
Comprehensive income	$ 7,491	$ 1,479

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 23,625	$ 20,856
Accounts receivable, less allowance for doubtful accounts of $670 and $750, respectively	76,024	68,570
Inventories	100,767	96,011
Prepaid expenses and other	11,813	11,972
Deferred tax assets	2,823	2,823
Total current assets	215,052	200,232

Property, plant and equipment, net of accumulated depreciation of $18,153 and $15,073, respectively	74,597	73,861
Goodwill	183,927	182,429
Intangibles, net	138,786	140,265
Deferred financing fees	17,290	13,416
Other assets	503	502
Total assets	$ 630,155	$ 610,705

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of other long-term obligations	$ 1 ,704	$ 1,715
Accounts payable	37,857	29,705
Accrued and other liabilities	36,451	43,560
Accrued interest	9,581	1,081
Income taxes payable	2,480	2,875
Deferred tax liabilities	3,584	3,584
Total current liabilities	91,657	82,520

Long-term obligations, less current maturities	358,094	263,607
Deferred tax liabilities	81,405	78,927
Other long-term liabilities	17,747	18,081
Total liabilities	548,903	443,135

Stockholder's equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at March 31, 2012
and at December 31, 2011	-	-
Additional paid-in capital	83,981	177,790
Accumulated deficit	(2,727)	(7,939)
Accumulated other comprehensive income	(2)	(2,281)
Total stockholder's equity	81,252	167,570
Total liabilities and stockholder's equity	$ 630,155	$ 610,705

See accompanying notes to condensed consolidated financial statements.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income	$ 5,212	$ 88
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,090	6,024
Deferred income taxes	1,106	(1,736)
Stock compensation expense	187	132
Restructuring costs, net of payments	(555)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(6,692)	(6,282)
Inventories	(3,971)	(2,102)
Prepaids	651	(5,392)
Accounts payable	8,281	9,154
Accrued interest	8,500	(1,471)
Accrued taxes	(461)	911
Accrued and other liabilities	(7,863)	1,451
Net cash provided by operating activities	9,485	777

Cash flows from investing activities:
Capital expenditures	(3,029)	(4,158)
Other	(104)	(92)
Net cash used in investing activities	(3,133)	(4,250)

Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	100,000	-
Senior Secured Notes discount	(5,154)	-
Dividend payment to Parent	(93,507)	-
Use of Trusteed Assets for redemption of Senior Subordinated Notes	-	183,685
Repayment of Senior Subordinated Notes	-	(176,095)
Repayments of other long-term obligations	(393)	(664)
Deferred financing fees	(4,370)	-
Proceeds from exercise of stock options	31	-
Other, net	(519)	(89)
Net cash provided by (used in) financing activities	(3,912)	6,837

Effect of exchange rate changes on cash and cash equivalents	329	252

Total increase in cash and cash equivalents	2,769	3,616
Total cash and cash equivalents beginning of period	20,856	22,399
Total cash and cash equivalents end of period	$ 23,625	$ 26,015

Income taxes paid	$ 1,978	$ 916
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$ 301	$ 8,824

See accompanying notes to condensed consolidated financial statements.

5

THERMADYNE HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except share data)

1.   Organization

Thermadyne Holdings Corporation (“Thermadyne” or the “Company”), a Delaware corporation, is a designer, manufacturer and supplier of cutting and welding products used in various fabrication, construction and manufacturing operations around the world. The Company’s products are used in a wide variety of applications, across industries, where steel is cut and welded, including steel fabrication,  manufacturing of transportation and mining equipment, many types of construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding.   The Company designs, manufactures and sells products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and related consumable parts; (3) arc accessories, including torches, related consumable parts and accessories; (4) welding equipment; and (5) filler metals and hardfacing alloys.  The Company markets its products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Tweco®, Thermal Dynamics®, Arcair®, Cigweld®, Thermal Arc®, Turbo Torch®, Firepower® and Stoody®.

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

2. Summary of Significant Accounting Policies

 Basis of Presentation

The Acquisition resulted in a 100% change in ownership of Thermadyne and is accounted for in accordance with United States accounting guidance for business combinations.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010. The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 were determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases. These provisional amounts were updated in the fourth quarter of 2011 upon the completion of such study and the determination of other facts impacting fair value estimates. The adjustments arising out of the finalization of the amounts recognized for assets acquired and liabilities assumed did not impact cash flows. However, the Condensed Consolidating Statement of Income for the three months ended March 31, 2011 was retrospectively adjusted as a result of these changes. Specifically, these adjustments resulted in immaterial decreases to amortization of intangibles and immaterial increases to operating income, amortization of deferred financing fees,  income before income tax provision, income tax provision and net income in the first quarter of 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012.  The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Deferred Financing Costs

Loan origination fees and other costs incurred in arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $19,667 and $15,297, less related accumulated amortization of $2,377 and $1,881, at March 31, 2012 and December 31, 2011, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold, and such provisions are adjusted periodically based on current estimates of anticipated warranty costs and charged to cost of sales. The following table provides the activity in the warranty accrual:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance at beginning of period	$ 4,600	$ 3,200
Charged to expense	1,101	1,615
Warranty payments	(968)	(1,115)
Balance at end of period	$ 4,733	$ 3,700

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $369,000 and $269,100 at March 31, 2012 and December 31, 2011, respectively, based on available market information. These Senior Secured Notes are considered Level 2 inputs in the three-level fair market value hierarchy.

3. Inventories

The composition of inventories was as follows:

	March 31, 2012	December 31, 2011
Raw materials and component parts	$ 35,948	$ 32,009
Work-in-process	3,907	4,916
Finished goods	63,321	61,795
	103,176	98,720
LIFO reserve	(2,409)	(2,709)
	$ 100,767	$ 96,011

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $70,923 at March 31, 2012 and $74,885 at December 31, 2011.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

4. Intangible Assets

The composition of intangibles was as follows:

	March 31, 2012	December 31, 2011
Customer relationships	$ 49,188	$ 49,188
Intellectual property bundles	77,476	77,476
Patents	1,191	1,087
Trademarks	19,341	19,341
	147,196	147,092
Accumulated amortization of customer relationships
and intellectual property bundles	(8,410)	(6,827)
	$ 138,786	$ 140,265

In the fourth quarter of 2011, the provisional amounts of assets acquired and liabilities assumed at the Acquisition Date were updated as the Company received a revised version of the externally prepared valuation study.  As a result, the intangible asset values were adjusted as of the Acquisition Date and intangible amortization expense for the three months ended March 31, 2011 decreased $158 as a result.

Amortization of customer relationships and intellectual property bundles (including patents) amounted to $1,583 and $1,546 for the three months ended March 31, 2012 and 2011, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2011. As of March 31, 2012, the Company considered possible impairment triggering events since December 1, 2011 based on relevant factors, and concluded that no triggering events or goodwill impairment resulted. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the three-month period ending March 31, 2012 was as follows:

Carrying Amount of Goodwill
Balance as of December 31, 2011	$ 182,429
Foreign currency translation	1,498
Balance as of March 31, 2012	$ 183,927

5. Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	March 31, 2012	December 31, 2011
Senior Secured Notes due December 15, 2017, 9% interest
payable semi-annually on June 15 and December 15	$ 360,000	$ 260,000
Senior Secured Notes discount	(5,154)	-
Capital leases	4,952	5,322
Long-term obligations	359,798	265,322
Current maturities	(1,704)	(1,715)
Long-term obligations, less current maturities	$ 358,094	$ 263,607

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

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments, make certain investments, loans or advances, sell, transfer or otherwise convey certain assets, and create liens.  The Company was in compliance with the covenants as of December 31, 2011 and March 31, 2012.

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

On February 27, 2012, the Company, the guarantors party to the Indenture and the Trustee entered into the First Supplemental Indenture to amend the terms of the Indenture to modify the restricted payments covenant to increase the restricted payments basket to $100 million in order to permit the Company to use the proceeds of the Additional Notes to pay a cash dividend of $93.5 million to the Company’s parent company to allow it to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to the offering of the Additional Notes and the related consent solicitation required to amend the Indenture in connection with the offering. The First Supplemental Indenture became operative on March 6, 2012 upon the issuance of the Additional Notes, at which time the Company made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5.2 million, to Holders of such notes in connection with the solicitation of consents to amend the Indenture.  This consent fee is accounted for as a debt discount, which is a reduction of the Senior Secured Notes, and is amortized against interest expense over the life of the Senior Secured Notes.

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

Working Capital Facility

At both March 31, 2012 and December 31, 2011, $1,416 of letters of credit and no borrowings were outstanding under the Fourth Amended and Restated Credit Agreement (the “GE Agreement”).  Unused availability, net of these letters of credit, was $58,584 under the Working Capital Facility at March 31, 2012.

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

6. Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to complete these activities in 2012.  These exit activities impact approximately 165 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The Company expects that an additional $1,785 of restructuring expense associated with these activities will be incurred during the remainder of 2012.

The following provides a summary of restructuring costs incurred during the three months ended March 31, 2012, incurred to date and total expected restructuring costs:

As of March 31, 2012
	Three Months Ended March 31, 2012	Cumulative Restructuring Costs	Total Expected Restructuring Costs
Employee termination benefits	$ 395	$ 3,592	$ 3,900
Other restructuring costs	416	2,623	4,100
Total restructuring costs	$ 811	$ 6,215	$ 8,000

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since December 31, 2011.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of March 31, 2012.

	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2011	$ 1,571	$ 295	$ 1,866
Charges	395	416	811
Payments and other adjustments	(855)	(511)	(1,366)
Balance as of March 31, 2012	$ 1,111	$ 200	$ 1,311

7. Comprehensive Income

Comprehensive income refers to net income adjusted by gains and losses that, according the GAAP, are excluded from net income and are instead included in stockholders’ equity in the consolidated balance sheets.  These items include foreign currency translation adjustments and pension and postretirement benefit liability adjustments.  For the Company, the difference between net income and comprehensive income is primarily attributable to adjustments arising from the translation of assets and liabilities of foreign subsidiaries from the local currency to the U.S. Dollar.

For the three months ended March 31, 2012 and 2011, comprehensive income was $7,491 and $1,479, respectively.  The deferred tax liability related to foreign currency translation for the three months ended March 31, 2012 and 2011 was $1,408 and $842, respectively.  The deferred tax asset related to pension and postretirement benefit plans activity for the three months ended March 31, 2012 and 2011 was $11 and $0, respectively.

8. Income Taxes

At the beginning of 2012, the Company had approximately $135,400 in U.S. net operating loss carry forwards from the years 2001 through 2010.  The net operating loss carry forwards in the U.S. will expire between the years 2020 and 2030.  Given the uncertainties regarding utilization of a portion of these net operating loss carry forwards, the Company has recorded, as of December 31, 2011, an approximately $14,600 valuation allowance related to the deferred tax asset of approximately $53,900 associated with the carry forwards.  For 2012, the Company’s management estimates that income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.

The Company’s projected 2012 income tax effective rate of approximately 33.4% is slightly lower than the federal statutory rate primarily due to the release of valuation allowances, partially offset by foreign earnings which are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by the foreign tax credits due to uncertainty of their utilization.

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

On April 12, 2012, a Resolution Agreement (the “Agreement”) became binding upon the Company, on behalf of itself and its subsidiaries, and a number of other defendants, which will resolve all pending claims related to welding fumes against the Company by all plaintiffs who have signed a release of claims under the Agreement. In connection with the Agreement, the Company did not admit any fault, wrongdoing, or liability with respect to the plaintiffs’ claims.  Pursuant to the terms of the Agreement and the releases, each signing plaintiff accepts his or her claim under the Agreement as full and final resolution of his or her welding fume claims, agrees to execute and deliver valid and binding releases and stipulations of dismissal with prejudice to the defendants, and consents to participate in the structured private resolution program to be established pursuant to the Agreement. In accordance with the Agreement, on April 20, 2012, the Company paid $500 to fund this private resolution program, which will be established by plaintiffs’ counsel and will include an aggregate amount, including contributions from other defendants, of $21,500. The Company’s obligations under the Agreement are limited to its partial funding of the private resolution program, and the Company will not have any responsibility for or role in staffing, administering, or operating such program.

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are still held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $679 and $660 as of March 31, 2012 and December 31, 2011, respectively.

10. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	U.S. Plan
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Components of net periodic
benefit cost/(income):
Service cost	$ -	$ -
Interest cost	266	301
Expected return on plan assets	(322)	(324)
Recognized loss	40	-
Net periodic benefit cost/(income)	$ (16)	$ (23)

	Australian Plan
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Components of net periodic
benefit cost:
Service cost	$ 246	$ 292
Interest cost	424	527
Expected return on plan assets	(386)	(480)
Recognized loss	-	-
Net periodic benefit cost	$ 284	$ 339

	Canadian Plan
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Components of net periodic
benefit cost:
Service cost	$ 49	$ 45
Interest cost	49	(18)
Expected return on plan assets	(67)	-
Recognized loss	2	-
Net periodic benefit cost	$ 33	$ 27

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

Geographic Information

The reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (“RoW”). Sales have been attributed to geographic regions based on the country of our end customer.  The following tables provide summarized financial information concerning the Company’s geographic segments:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Sales:
Americas	$ 85,146	$ 77,259
Asia-Pacific	32,814	29,429
Europe / RoW	8,911	9,809
Total	$ 126,871	$ 116,497

U.S. sales as a portion of Americas’ sales comprised approximately 85% and 86% for the three months ended March 31, 2012 and 2011, respectively.  Australia sales as a portion of Asia-Pacific sales comprised approximately 76% and 75% for the three months ended March 31, 2012 and 2011, respectively.

The following table shows identifiable assets (excluding working capital and intangibles) for each of the Company’s geographic segments:

	March 31, 2012	December 31, 2011
Identifiable Assets:
Americas	$ 71,989	$ 67,683
Asia-Pacific	18,198	17,953
Europe / RoW	1,778	1,721
	$ 91,965	$ 87,357

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Gas equipment	$ 43,919	$ 42,639
Plasma power supplies, torches and related
consumable parts	21,818	20,203
Arc accessories, including torches, related
consumable parts and accessories	23,785	20,735
Welding equipment	13,041	10,162
Filler metals and hardfacing alloys	24,308	22,758
	$ 126,871	$ 116,497

12. Relationships and Transactions

Relationship with Irving Place Capital

Thermadyne Holdings Corporation is a wholly owned subsidiary of Thermadyne Technologies Holdings, Inc.  Affiliates of Irving Place Capital, along with its co-investors, hold 98.6% of the outstanding equity of Thermadyne Technologies Holdings, Inc. at March 31, 2012 and December 31, 2011.  The Board of Directors of the Company and Technologies includes one IPC member.

IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors that it appoints.

Management Services Agreement

The Company has entered into a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable monthly.  In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.  Such fees were $576 and $492 for the three months ended March 31, 2012 and 2011, respectively.

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

Thermadyne Technologies Holdings Inc. (Technologies)

The capital stock of Technologies in the aggregate of $98,356 was outstanding as of March 31, 2012, with 56,775 shares of 8% cumulative preferred stock in the amount of $62,809 and 3,532,519 shares of common stock in the amount of $35,547.  On March 6, 2012, the Company paid a cash dividend of $93,507 to Technologies, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No dividends have been declared on either the preferred stock or common stock of Technologies at March 31, 2012 or December 31, 2011.

Technologies’ stock based compensation costs relate to Thermadyne employees and were incurred for Thermadyne’s benefit, and accordingly recognized in Thermadyne’s consolidated selling, general & administrative expenses.

13. Condensed Consolidating Financial Statements and Thermadyne Holdings Corporation (Parent) Financial Information

The 9% Senior Secured Notes due 2017 are obligations of, and were issued by, Thermadyne Holdings Corporation. Each guarantor is wholly owned by Thermadyne Holdings Corporation. The Company’s management has determined the most appropriate presentation is to “push down” the Senior Secured Notes due 2017 to the guarantors in the accompanying condensed financial information, as such entities fully and unconditionally guarantee the Senior Secured Notes due 2017, and these subsidiaries are jointly and severally liable for all payments under these notes.  The Senior Secured Notes due 2017 were issued to finance the acquisition of the Company along with new stockholder’s equity. The guarantor subsidiaries’ cash flow will service the debt.

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 and, prior to February 1, 2011, the 9¼% Senior Subordinated Notes due 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Thermadyne Holding Corporation (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. The Company’s Australian subsidiaries are included as guarantors for all years presented. Approximately 80% of the assets and the sales have been pledged by the guarantor subsidiaries to the holders of the Senior Secured Notes.

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

(Dollars in thousands)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$ -	$ 103,877	$ 22,994	$ -	$ 126,871
Cost of goods sold	-	64,438	18,565	-	83,003
Gross margin	-	39,439	4,429	-	43,868

Selling, general and administrative expenses	-	22,859	3,583	-	26,442
Amortization of intangibles	-	1,583	-	-	1,583
Restructuring	-	811	-	-	811
Operating income	-	14,186	846	-	15,032

Other income (expense):
Interest, net	-	(6,706)	(24)	-	(6,730)
Amortization of deferred financing costs	-	(496)	-	-	(496)
Equity in net income (loss) of subsidiaries	5,212	-	-	(5,212)	-
Income (loss) before income tax provision	5,212	6,984	822	(5,212)	7,806

Income tax provision	-	2,629	(35)	-	2,594

Net income (loss)	$ 5,212	$ 4,355	$ 857	$ (5,212)	$ 5,212

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

(Dollars in thousands)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$ -	$ 119,606	$ 21,434	$ (24,543)	$ 116,497
Cost of goods sold	-	88,028	16,805	(21,562)	83,271
Gross margin	-	31,578	4,629	(2,981)	33,226

Selling, general and administrative expenses	-	22,076	2,754	-	24,830
Amortization of intangibles	-	1,546	-	-	1,546
Operating income (loss)	-	7,956	1,875	(2,981)	6,850

Other income (expense):
Interest, net	484	(6,746)	(35)	-	(6,297)
Amortization of deferred financing costs	-	(389)	-	-	(389)
Equity in net income (loss) of subsidiaries	(535)	-	-	535	-
Income (loss) before income tax provision	(51)	821	1,840	(2,446)	164

Income tax provision	-	(472)	548	-	76

Net income (loss)	$ (51)	$ 1,293	$ 1,292	$ (2,446)	$ 88

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

(Dollars in thousands)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income	$ 5,212	$ 4,355	$ 857	$ (5,212)	$ 5,212

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	5,002	816	(3,522)	2,296
Pension and postretirement	-	(9)	(8)	-	(17)
Comprehensive income	$ 5,212	$ 9,348	$ 1,665	$ (8,734)	$ 7,491

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

(Dollars in thousands)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income	$ (51)	$ 1,293	$ 1,292	$ (2,446)	$ 88

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	2,053	601	(1,267)	1,387
Pension and postretirement	-	3	1	-	4
Comprehensive income	$ (51)	$ 3,349	$ 1,894	$ (3,713)	$ 1,479

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2012

(unaudited)

(Dollars in thousands)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 18,812	$ 4,813	$ -	$ 23,625
Accounts receivable, net	-	62,859	13,165	-	76,024
Inventories	-	88,236	12,531	-	100,767
Prepaid expenses and other	-	6,569	5,244	-	11,813
Deferred tax assets	-	2,823	-	-	2,823
Total current assets	-	179,299	35,753	-	215,052
Property, plant and equipment, net	-	61,832	12,765	-	74,597
Goodwill	-	183,927	-	-	183,927
Intangibles, net	-	134,915	3,871	-	138,786
Deferred financing fees	-	17,290	-	-	17,290
Other assets	-	503	-	-	503
Investment in and advances to subsidiaries	174,213	79,232	-	(253,445)	-
Total assets	$ 174,213	$ 656,998	$ 52,389	$ (253,445)	$ 630,155

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$ -	$ 1,259	$ 445	$ -	$ 1,704
Accounts payable	-	29,900	7,957	-	37,857
Accrued and other liabilities	-	30,977	5,474	-	36,451
Accrued interest	-	9,581	-	-	9,581
Income taxes payable	-	1,786	694	-	2,480
Deferred tax liability	-	3,584	-	-	3,584
Total current liabilities	-	77,087	14,570	-	91,657
Long-term obligations, less current maturities	-	357,833	261	-	358,094
Deferred tax liabilities	-	81,405	-	-	81,405
Other long-term liabilities	-	15,804	1,943	-	17,747
Net equity (deficit) and advances to / from subsidiaries	95,240	8,338	(38,758)	(64,820)	-
Stockholder's equity (deficit):
Common stock	-	2,555	55,145	(57,700)	-
Additional paid-in-capital	83,981	111,394	15,556	(126,950)	83,981
Accumulated deficit	(2,727)	4,032	1,901	(5,933)	(2,727)
Accumulated other comprehensive income (loss)	(2,281)	(1,450)	1,771	1,958	(2)
Total stockholder's equity (deficit)	78,973	116,531	74,373	(188,625)	81,252

Total liabilities and stockholder's equity (deficit)	$ 174,213	$ 656,998	$ 52,389	$ (253,445)	$ 630,155

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(Dollars in thousands)

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

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

(Dollars in thousands)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 5,399	$ 9,868	$ (570)	$ (5,212)	$ 9,485

Cash flows from investing activities:
Capital expenditures	-	(2,475)	(554)	-	(3,029)
Other	-	17	(121)	-	(104)
Net cash provided by (used in) investing activities	-	(2,458)	(675)	-	(3,133)

Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	-	100,000	-	-	100,000
Senior Secured Notes discount	-	(5,154)	-	-	(5,154)
Repayments of other long-term obligations	-	(289)	(104)	-	(393)
Deferred financing fees	-	(4,370)	-	-	(4,370)
Dividend payment to Parent	(93,507)	-	-	-	(93,507)
Proceeds from exercise of stock options	31	-	-	-	31
Changes in net equity	88,596	(94,310)	502	5,212	-
Other, net	(519)	-	-	-	(519)
Net cash provided by (used in) financing activities	(5,399)	(4,123)	398	5,212	(3,912)

Effect of exchange rate changes on cash and cash equivalents	-	227	102	-	329

Total increase (decrease) in cash and cash equivalents	-	3,514	(745)	-	2,769
Total cash and cash equivalents beginning of period	-	15,298	5,558	-	20,856
Total cash and cash equivalents end of period	$ -	$ 18,812	$ 4,813	$ -	$ 23,625

THERMADYNE HOLDINGS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

 (unaudited)

(Dollars in thousands)

	Parent Thermadyne Holdings Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operations:
Net cash provided by (used in) operating activities	$ (7,257)	$ 6,890	$ 3,590	$ (2,446)	$ 777

Cash flows from investing activities:
Capital expenditures	-	(2,610)	(1,548)	-	(4,158)
Other	-	(92)	-	-	(92)
Net cash provided by (used in) investing activities	-	(2,702)	(1,548)	-	(4,250)

Cash flows from financing activities:
Repayments of other long-term obligations	-	(1,306)	642	-	(664)
Repayment of Senior Subordinated Notes	(176,095)	-	-	-	(176,095)
Use of Trusteed Assets for redemption of Senior
Subordinated Notes	183,685	-	-	-	183,685
Changes in net equity	(333)	(3,177)	1,064	2,446	-
Other	-	(89)	-	-	(89)
Net cash provided by (used in) financing activities	7,257	(4,572)	1,706	2,446	6,837

Effect of exchange rate changes on cash and cash equivalents	-	105	147	-	252

Total increase (decrease) in cash and cash equivalents	-	(279)	3,895	-	3,616
Total cash and cash equivalents beginning of period	-	18,692	3,707	-	22,399
Total cash and cash equivalents end of period	$ -	$ 18,413	$ 7,602	$ -	$ 26,015

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

Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade.  A weakening of the U.S. dollar increases our international sales and certain of our international manufacturing costs as translated into U.S. dollars and also may serve to increase our export sales.  Similarly, a strengthening of the U.S. dollar against other currencies is expected to have the opposite effects on our international sales and certain of our manufacturing costs.

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

Results of Operations

The following is a discussion of the results of continuing operations for the three months ended March 31, 2012 and 2011.

Net sales

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% Change

Net sales summary:
Americas	$ 85,146	$ 77,259	10.2%
Asia-Pacific	32,814	29,429	11.5%
Europe/RoW	8,911	9,809	(9.2%)
Consolidated	$ 126,871	$ 116,497	8.9%

Net sales for the three months ended March 31, 2012 increased $10.4 million as compared to the same period in 2011, with approximately $4.7 million related to increased volumes, $4.3 million associated with price increases and $1.4 million attributable to foreign currency translation.

Gross margin

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% Change

Gross margin	$ 43,868	$ 33,226	32.0%
% of sales	34.6%	28.5%

For the three months ended March 31, 2012, gross margin as a percent of net sales increased as compared to the same period in 2011.  Under its use of the last-in first-out (“LIFO”) inventory method, the Company recorded a $0.3 million credit to costs of sales resulting from expected deflation of manufacturing costs in 2012 resulting from our continued productivity enhancements.  In the first quarter of 2011, a $1.0 million charge to cost of sales was recorded for LIFO.  Also in the first quarter of 2011, the Company expensed $3.3 million to cost of sales related to fair value purchase accounting adjustments for inventory.  The remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our total cost productivity (“TCP”) program to lower costs and improve efficiency, increased volumes of activity in 2012 and price increases enacted in the second quarter of 2011.

Selling, general and administrative expenses

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% Change

Selling, general and administrative expenses	$ 26,442	$ 24,830	6.5%
% of sales	20.8%	21.3%

For the three months ended March 31, 2012, selling, general, and administrative (“SG&A”) costs increased $1.6 million over the comparable period of 2011.  This increased dollar spend is primarily a result of increased headcount and headcount-related expenses primarily in the sales and marketing disciplines and additional promotional expenses.  Despite the additional investment in SG&A cost, SG&A as a percentage of net sales declined to 20.8% for the three months ended March 31, 2012.  The 50 basis point improvement during the first quarter of 2012 as compared to the first quarter of 2011 is a result of higher sales volumes.

Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to complete these activities in 2012.  These exit activities impact approximately 165 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint

The Company expects that an additional $1,785 of restructuring expense associated with these activities will be incurred during the remainder of 2012.

The following provides a summary of restructuring costs incurred during the three months ended March 31, 2012, incurred to date and total expected restructuring costs:

As of March 31, 2012
	Three Months Ended March 31, 2012	Cumulative Restructuring Costs	Total Expected Restructuring Costs
Employee termination benefits	$ 395	$ 3,592	$ 3,900
Other restructuring costs	416	2,623	4,100
Total restructuring costs	$ 811	$ 6,215	$ 8,000

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

Interest, net

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% Change

Interest, net	$ 6,730	$ 6,297	6.9%

Interest expense for the quarters ended March 31, 2012 and 2011 was $6.7 million and $6.3 million.  The increase in interest expense reflects the effect of a 120 basis point increase in the Company’s effective interest rate for the first quarter of 2012 as compared to the first quarter of 2011.  The first quarter of 2012 included the additional issuance of $100 million of Senior Secured Notes due 2017 on March 6, 2012 while the first quarter of 2011 partially included $176 million of Senior Subordinated Notes due 2014 that were redeemed on February 1, 2011.

Income tax provision

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% Change

Income tax provision	$ 2,594	$ 76	3313.2%
% of income before tax	33.2%	46.3%

The effective tax rate for 2012 is estimated to approximate 33.4% for the year.  The decrease in the effective tax rate from the rate of 43.6% for the first quarter of 2011 is a result of an increased release of valuation allowances associated with higher U.S. operating income projected in 2012. The income taxes currently payable for 2012 are estimated to be 26.2% and are primarily related to foreign jurisdictions.

Net income

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% Change

Net income	$ 5,212	$ 88	5822.7%
% of sales	4.1%	0.1%

For the first quarter of 2012, net income was $5.2 million compared to $0.1 million in the first quarter of 2011.  The higher net income amount for the first quarter of 2012 reflects a higher net sales base over the first quarter of 2011 combined with the impact of the prior year $3.3 million pre-tax purchase accounting inventory charge, partially offset by restructuring charges of $0.8 million in the first quarter of 2012.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, debt service obligations and capital expenditures.  In 2012, we anticipate capital expenditures will be approximately $16 million.  We expect that these ongoing requirements will be funded from operating cash flow and periodic borrowings under the Working Capital Facility.

The Company’s cash flows from continuing operations from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net cash provided by (used in):
Operating activities	$ 9,485	$ 777
Investing activities	(3,133)	(4,250)
Financing activities	(3,912)	6,837

Operating Activities

Operating activities for the first three months of 2012 provided $9.5 million of cash compared to the $0.8 million during the same period in 2011. The changes in operating assets and liabilities, excluding foreign currency translation effects, included:

•     Inventory increases required $4.0 million and $2.1 million of cash for the first three months of 2012 and 2011, respectively, as inventories were increased to satisfy increased customer demand.

•     Prepaid expenses decreased $0.7 million in the first quarter of 2012 as compared to an increase of $5.4 million in the same period in 2011.  The first quarter of 2012 included a decrease in value added taxes to be refunded.  The increase in the first quarter of 2011 resulted primarily from derivative instrument activity.

•     Accrued interest increased $8.5 million in the first quarter of 2012 as compared to a decrease of $1.5 million in the same period in 2011.  The first three months of 2012 and 2011 both reflect interest accruals for the Senior Secured Notes, however the period in 2011 also includes an $8.7 million payment of interest on the Senior Subordinated Notes.

•     Accrued and other liabilities decreased $7.9 million in the first quarter of 2012 due primarily to the payment of prior year incentive compensation and prior year customer rebate liabilities.  In the first quarter of 2011, accrued liabilities increased $1.4 million primarily due to derivative instrument activity.

Investing Activities

Investing activities used $3.1 million and $4.3 million of cash for the three months ended March 31, 2012 and 2011, respectively, primarily for manufacturing equipment purchases.

Financing Activities

During the three months ended March 31, 2012, the Company issued an additional $100.0 million of Senior Secured Notes due 2017, and paid $5.2 million of consent fees to bondholders as well as $4.4 million of financing fees in conjunction with the Notes offering.  The Company used the proceeds to pay a cash dividend of $93.5 million to its parent company to allow it to redeem a portion of its outstanding Series A preferred stock.  In the same period in 2011, the Company retired the $176.1 million of Senior Subordinated Notes outstanding and paid the related interest obligation of $8.7 million with the Trusteed Assets established in the December 2010 defeasance of the Notes.

With respect to the Working Capital Facility, $1.4 million of letters of credit were outstanding and the unused availability, net of these letters of credit, was $58.6 million at March 31, 2012.

At March 31, 2012, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments. Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

Cautionary Statement Concerning Forward-looking Statements

The statements in this Quarterly Report that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following:  (a) the impact of uncertain global economic conditions on our business and those of our customers, (b) the cost and availability of raw materials, (c) our ability to implement cost-reduction initiatives timely and successfully, (d) operational and financial developments and restrictions affecting our international sales and operations, (e) the impact of currency fluctuations, exchange controls, and devaluations, (f) the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carry forwards, (g) fluctuations in labor costs, (h) consolidation within our customer base and the resulting increased concentration of our sales, (i) actions taken by our competitors that affect our ability to retain our customers, (j) our ability to meet customer needs by introducing new and enhanced products, (k) our ability to adequately enforce or protect our intellectual property rights, (l) the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments, (m) disruptions in the credit markets, (n) our relationships with our employees and our ability to retain and attract qualified personnel, (o) the identification, completion and integration of strategic acquisitions, (p) our ability to implement our business strategy, (q) the impact of a material disruption of our operations on our ability to meet customer demand and on our capital expenditure requirements, (r) liabilities arising from litigation, including product liability risks, and (s) the costs of compliance with and liabilities arising under environmental laws and regulations.  Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.  For a discussion of factors that may affect future results see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Approximately 31% of the net sales for the three months ended March 31, 2012 were denominated in foreign currencies, primarily the Australian Dollar and the Euro.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, Italy and Malaysia for sales into those regions.  Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. Dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates.  At March 31, 2012, $1.4 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 – “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.

Item 6.  Exhibits

EXHIBIT INDEX

			Incorporated by Reference				Filed or
Exhibit							Furnished
Number		Description of Exhibit	Form	File Number	Exhibit	Filing Date	Herewith

10.1		Resolution Agreement dated as of January 18, 2012, between the Company and other defendants identified therein and the plaintiffs’ counsel listed on the signature pages thereto.	8-K	001-13023	99.1	4/18/2012
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
*101	.INS	XBRL Instance Document					X
*101	.SCH	XBRL Taxonomy Extension Schema Document					X
*101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
*101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*101	.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

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
Date: May 14, 2012