Form 10-Q
period 2012-06-30
Victor Technologies Group, Inc.
filed 2012-08-14
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
 Commission file number 001-13023
Victor Technologies Group, Inc.
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
Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on August 14, 2012 was 1,000.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$132,257	$129,269	$259,128	$245,766
Cost of goods sold	85,114	81,475	168,117	164,746
Gross margin	47,143	47,794	91,011	81,020
Selling, general and administrative expenses	27,459	27,725	53,901	52,555
Amortization of intangibles	1,584	1,583	3,167	3,129
Restructuring	848	615	1,659	615
Operating income	17,252	17,871	32,284	24,721
Other expense:
Interest, net	(8,453)	(6,056)	(15,183)	(12,353)
Amortization of deferred financing costs	(604)	(432)	(1,100)	(821)
Income before income tax provision	8,195	11,383	16,001	11,547
Income tax provision	2,209	5,311	4,803	5,387
Net income	$5,986	$6,072	$11,198	$6,160

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income	$5,986	$6,072	$11,198	$6,160
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,081)	1,595	215	2,982
Pension and postretirement	56	6	39	10
Comprehensive income	$3,961	$7,673	$11,452	$9,152

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$16,768	$20,856
Accounts receivable, less allowance for doubtful accounts of $670 and $750, respectively	81,355	68,570
Inventories	101,239	96,011
Prepaid expenses and other	11,479	11,972
Deferred tax assets	2,823	2,823
Total current assets	213,664	200,232
Property, plant and equipment, net of accumulated depreciation of $20,993 and $15,073, respectively	73,226	73,861
Goodwill	182,649	182,429
Intangibles, net	137,387	140,265
Deferred financing fees	16,725	13,416
Other assets	503	502
Total assets	$624,154	$610,705
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of other long-term obligations	$1,662	$1,715
Accounts payable	37,299	29,705
Accrued and other liabilities	37,643	43,560
Accrued interest	1,480	1,081
Income taxes payable	1,137	2,875
Deferred tax liabilities	3,584	3,584
Total current liabilities	82,805	82,520
Long-term obligations, less current maturities	357,853	263,607
Deferred tax liabilities	81,012	78,927
Other long-term liabilities	17,080	18,081
Total liabilities	538,750	443,135
Stockholder's Equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at June 30, 2012, and at December 31, 2011	—	—
Additional paid-in capital	84,172	177,790
Retained earnings	3,259	(7,939)
Accumulated other comprehensive income	(2,027)	(2,281)
Total stockholder's equity	85,404	167,570
Total liabilities and stockholder's equity	$624,154	$610,705

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$11,198	$6,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,290	12,241
Deferred income taxes	1,980	1,231
Stock compensation expense	378	258
Amortization of debt discount	214	—
Restructuring costs, net of payments	(753)	396
Changes in operating assets and liabilities:
Accounts receivable, net	(12,772)	(13,599)
Inventories	(5,219)	(15,570)
Prepaids	831	(3,560)
Accounts payable	8,029	12,783
Accrued interest	399	(8,092)
Accrued taxes	(1,776)	(1,128)
Accrued and other liabilities	(6,584)	(1,099)
Net cash provided by (used in) operating activities	6,215	(9,979)
Cash flows from investing activities:
Capital expenditures	(5,700)	(7,915)
Other	(289)	(322)
Net cash used in investing activities	(5,989)	(8,237)
Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	100,000	—
Senior Secured Notes discount	(5,200)	—
Dividend payment to Parent	(93,507)	—
Use of Trusteed Assets for redemption of Senior Subordinated Notes	—	183,685
Repayment of Senior Subordinated Notes	—	(176,095)
Repayments of other long-term obligations	(818)	(1,394)
Deferred financing fees	(4,409)	—
Proceeds from exercise of stock options	31	—
Other, net	(519)	(275)
Net cash provided by (used in) financing activities	(4,422)	5,921
Effect of exchange rate changes on cash and cash equivalents	108	562
Total decrease in cash and cash equivalents	(4,088)	(11,733)
Total cash and cash equivalents beginning of period	20,856	22,399
Total cash and cash equivalents end of period	$16,768	$10,666
Income taxes paid	$4,536	$5,325
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$16,919	$21,713
 See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share data)

1.	Organization

On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne Holdings Corporation ("Thermadyne"), with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”). (Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. ("Thermadyne Technologies"). Thermadyne Technologies' sole asset is its 100% ownership of the stock of Thermadyne.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 98.6% of the outstanding equity of Thermadyne Technologies, and certain members of Thermadyne management hold the remaining equity capital.

Effective May 21, 2012, Thermadyne changed its name to Victor Technologies Group, Inc. (“Victor Technologies” or the "Company"). Thermadyne Technologies, the parent company of Victor Technologies, accordingly changed its name to Victor Technologies Holdings, Inc. ("Holdings").

Victor Technologies, a Delaware corporation, is a designer, manufacturer and supplier of cutting, welding and gas control equipment used in various fabrication, construction and manufacturing operations around the world. The Company’s products are used in a wide variety of applications, across industries, where steel is cut and welded, including steel fabrication,  manufacturing of transportation and mining equipment, many types of construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding.   The Company designs, manufactures and sells products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and related consumable parts; (3) arc accessories, including torches, related consumable parts and accessories; (4) welding equipment; and (5) filler metals and hardfacing alloys.  The Company markets its products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Tweco®, Thermal Dynamics®, Arcair®, Cigweld®, Thermal Arc®, Turbo Torch®, Firepower® and Stoody®.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Acquisition resulted in a 100% change in ownership of Victor Technologies and is accounted for in accordance with United States accounting guidance for business combinations.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010. The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 were determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases. These provisional amounts were updated in the fourth quarter of 2011 upon the completion of such study and the determination of other facts impacting fair value estimates. The adjustments arising from the finalization of the amounts recognized for assets acquired and liabilities assumed did not impact cash flows. However, the Condensed Consolidating Statement of Income for the three and six months ended June 30, 2011 was retrospectively adjusted as a result of these changes. Specifically, these adjustments resulted in immaterial decreases to amortization of intangibles and immaterial increases to operating income, amortization of deferred financing fees,  income before income tax provision, income tax provision and net income in the second quarter and first half of 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012. The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Deferred Financing Costs

Loan origination fees and other costs incurred in arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $19,706 and $15,297, less related accumulated amortization of $2,981 and $1,881, at June 30, 2012 and December 31, 2011, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold, and such provisions are adjusted periodically based on current estimates of anticipated warranty costs and charged to cost of sales. The following table provides the activity in the warranty accrual:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$4,733	$3,700	$4,600	$3,200
Charged to expense	1,126	1,015	2,227	2,630
Warranty payments	(1,099)	(673)	(2,067)	(1,788)
Balance at end of period	$4,760	$4,042	$4,760	$4,042

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $368,100 and $269,100 at June 30, 2012 and December 31, 2011, respectively, based on available market information. These Senior Secured Notes are considered Level 2 inputs in the three-level fair market value hierarchy.

3.	Inventories

The composition of inventories was as follows:

	June 30, 2012	December 31, 2011
Raw materials and component parts	$38,825	$32,009
Work-in-process	3,093	4,916
Finished goods	62,160	61,795
Subtotal	104,078	98,720
LIFO reserve	(2,839)	(2,709)
Total	$101,239	$96,011

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $71,613 at June 30, 2012 and $74,885 at December 31, 2011.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

4. Intangible Assets

The composition of intangibles was as follows:

	June 30, 2012	December 31, 2011
Customer relationships	$49,188	$49,188
Intellectual property bundles	77,476	77,476
Patents	1,376	1,087
Trademarks	19,341	19,341
	147,381	147,092
Accumulated amortization of customer relationships and intellectual property bundles	(9,994)	(6,827)
	$137,387	$140,265

In the fourth quarter of 2011, the provisional amounts of assets acquired and liabilities assumed at the Acquisition Date were updated as the Company received a revised version of the externally prepared valuation study.  As a result, the intangible asset values were adjusted as of the Acquisition Date and intangible amortization expense for the three and six months ended June 30, 2011 decreased $121 and $279, respectively, as a result.

Amortization of customer relationships and intellectual property bundles (including patents) amounted to $1,584 and $1,583 for the three months ended June 30, 2012 and 2011, respectively, and $3,167 and $3,129 for the six months ended June 30, 2012 and 2011, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2011. As of June 30, 2012, the Company considered possible impairment triggering events since December 1, 2011 based on relevant factors, and concluded that no triggering events or goodwill impairment resulted. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the six-month period ending June 30, 2012 was as follows:

Carrying Amount of Goodwill
Balance as of December 31, 2011	$182,429
Foreign currency translation	220
Balance as of June 30, 2012	$182,649

5.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	June 30, 2012	December 31, 2011
Senior Secured Notes due December 15, 2017, 9% interest payable semi-annually on June 15 and December 15	$360,000	$260,000
Senior Secured Notes discount	(4,986)	—
Capital leases	4,501	5,322
Long-term obligations	359,515	265,322
Current maturities	(1,662)	(1,715)
Long-term obligations, less current maturities	$357,853	$263,607

Senior Secured Notes due 2017

On December 3, 2010, Merger Sub issued $260,000 in aggregate principal of 9% Senior Secured Notes due 2017 (the “Senior Secured Notes”). The net proceeds from this issuance, together with funds received from the equity investments made by affiliates of IPC, its co-investors and certain members of Victor Technologies' management, were used to finance the acquisition of Victor Technologies, to redeem the Senior Subordinated Notes due 2014, and to pay the transaction-related expenses.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of Victor Technologies’ existing and future domestic subsidiaries and by its Australian subsidiaries, Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd.  The Senior Secured Notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of Victor Technologies’ and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, Victor Technologies’ and the guarantors’ obligations under Victor Technologies’ Working Capital Facility (as defined below)), including the capital stock of each subsidiary of Victor Technologies (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis by substantially all the collateral that secures the Working Capital Facility on a first priority basis.

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments, make certain investments, loans or advances, sell, transfer or otherwise convey certain assets, and create liens.  The Company was in compliance with the covenants as of June 30, 2012 and December 31, 2011.

Upon a change of control, as defined in the Indenture, each holder of the Senior Secured Notes has the right to require the Company to purchase the Senior Secured Notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest.

On March 6, 2012, the Company issued $100,000 in aggregate principal amount of 9% Senior Secured Notes due 2017 (the “Additional Notes”) at par plus accrued but unpaid interest since December 15, 2011. The Additional Notes mature on December 15, 2017 and were issued as “additional notes” pursuant to the Indenture. Prior to the issuance of the Additional Notes, $260,000 aggregate principal amount of 9% Senior Secured Notes due 2017 were outstanding (the “Original Notes” and together with the Additional Notes, the “Notes”). The Indenture provides that the Additional Notes are general senior secured obligations of the Company and are fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries) and certain of the Company's Australian subsidiaries. The Original Notes and the Additional Notes are treated as a single series under the Indenture and are therefore subject to the same terms, conditions and rights under the Indenture.

On February 27, 2012, the Company, the guarantors party to the Indenture and the Trustee entered into the First Supplemental Indenture to amend the terms of the Indenture to modify the restricted payments covenant to increase the restricted payments basket to $100,000 in order to permit the Company to use the proceeds of the Additional Notes to pay a cash dividend of $93,500 to the Company’s parent company to allow it to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to the offering of the Additional Notes and the related consent solicitation required to amend the Indenture in connection with the offering. The First Supplemental Indenture became operative on March 6, 2012 upon the issuance of the Additional Notes, at which time the Company made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5,200, to Holders of such notes in connection with the solicitation of consents to amend the Indenture. This consent fee is accounted for as a debt discount, which is a reduction of the Senior Secured Notes, and is amortized against interest expense over the life of the Senior Secured Notes.

Senior Subordinated Notes due 2014

On December 3, 2010, Victor Technologies called for redemption of the $172,327 aggregate outstanding 9¼% Senior Subordinated Notes due 2014 on February 1, 2011 at a price of 101.542% plus accrued and unpaid interest. Victor Technologies irrevocably deposited with the trustee funds sufficient to pay the Redemption Price of the Senior Subordinated Notes.  Victor Technologies remained the primary obligor of the Senior Subordinated Notes through February 1, 2011.  The trustee acknowledged the satisfaction and discharge of the indenture as of December 3, 2010 and has informed the Company the Senior Subordinated Notes were paid on February 1, 2011.

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

Working Capital Facility

At both June 30, 2012 and December 31, 2011, $1,416 of letters of credit and no borrowings were outstanding under the Fourth Amended and Restated Credit Agreement (the “GE Agreement”).  Unused availability, net of these letters of credit, was $58,584 under the Working Capital Facility at June 30, 2012.

All obligations under the Working Capital Facility are unconditionally guaranteed by Holdings and substantially all of the Company’s existing and future, direct and indirect, wholly-owned domestic subsidiaries and its Australian subsidiaries Thermadyne Australia Pty Ltd. and Cigweld Pty Ltd.  The Working Capital Facility is secured, subject to certain exceptions, by substantially all of the assets of the guarantors and Holdings, including a first priority security interest in substantially all accounts receivable and other rights to payment, inventory, deposit accounts, cash and cash equivalents and a second priority security interest in all assets other than the Working Capital Facility collateral.

The Working Capital Facility has a minimum fixed charge coverage ratio test of 1:1 if the unused availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility includes negative covenants that limit the Company’s ability and the ability of Holdings and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Holdings’ capital stock; and prepay or redeem certain indebtedness. The Company was in compliance with the covenants as of June 30, 2012 and December 31, 2011.

In connection with the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes on March 6, 2012.

6.	Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to complete these activities in 2012.  These exit activities impact approximately 170 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The Company expects that approximately an additional $1,237 of restructuring expense associated with these activities will be incurred during the remainder of 2012 and into the first quarter of 2013.

The following provides a summary of restructuring costs incurred during the three and six months ended June 30, 2012, incurred to date and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
June 30, 2012	$234	$614	$848
June 30, 2011	396	219	615

Six Months Ended
June 30, 2012	$629	$1,030	$1,659
June 30, 2011	396	219	615

As of June 30, 2012
Cumulative restructuring costs	$3,826	$3,237	$7,063
Total expected restructuring costs	$3,900	$4,400	$8,300
Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since December 31, 2011.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of June 30, 2012.

	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2011	$1,571	$295	$1,866
Charges	629	1,030	1,659
Payments and other adjustments	(1,332)	(1,080)	(2,412)
Balance as of June 30, 2012	$868	$245	$1,113

7.	Comprehensive Income

Comprehensive income refers to net income adjusted by gains and losses that, according to GAAP, are excluded from net income and are instead included in stockholders’ equity in the consolidated balance sheets.  These items include foreign currency translation adjustments and pension and postretirement benefit liability adjustments.  For the Company, the difference between net income and comprehensive income is primarily attributable to adjustments arising from the translation of assets and liabilities of foreign subsidiaries from the local currency to the U.S. Dollar.

For the three and six months ended June 30, 2012, comprehensive income was $3,961 and $11,452, respectively.  For the three and six months ended June 30, 2011, comprehensive income was $7,673 and $9,152, respectively.  The deferred tax liability (asset) related to foreign currency translation for the three and six months ended June 30, 2012 was $(1,276) and $132, respectively. The deferred tax liability related to foreign currency translation for the three and six months ended June 30, 2011 was $978 and $1,820, respectively. The deferred tax asset related to pension and postretirement benefit plans activity for the three and six months ended June 30, 2012 was $13 and $24, respectively. The deferred tax asset related to pension and postretirement benefit plans activity for the three and six months ended June 30, 2011 was $0 and $0, respectively.

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

The Company’s projected 2012 income tax effective rate of approximately 30.0% is slightly lower than the federal statutory rate primarily due to the release of valuation allowances, partially offset by foreign earnings which are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by the foreign tax credits due to uncertainty of their utilization.

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

On April 12, 2012, a Resolution Agreement (the “Agreement”) became binding upon the Company, on behalf of itself and its subsidiaries, and a number of other defendants, which will resolve all pending claims related to welding fumes against the Company by all plaintiffs who have signed a release of claims under the Agreement. In connection with the Agreement, the Company did not admit any fault, wrongdoing, or liability with respect to the plaintiffs’ claims.  Pursuant to the terms of the Agreement and the releases, each signing plaintiff accepted his or her claim under the Agreement as full and final resolution of his or her welding fume claims, agreed to execute and deliver valid and binding releases and stipulations of dismissal with prejudice to the defendants, and consented to participate in the structured private resolution program established pursuant to the Agreement. In accordance with the Agreement, on April 20, 2012, the Company paid $500 in full satisfaction of its obligation to fund its portion of this private resolution program, which was established by plaintiffs’ counsel and in an aggregate amount, including contributions from other defendants, of $21,500. The Company’s obligations under the Agreement are limited to its partial funding of the private resolution program, and the Company will not have any responsibility for or role in staffing, administering, or operating such program.

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are still held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $499 and $660 as of June 30, 2012 and December 31, 2011, respectively.

10. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	U.S. Plan		U.S. Plan
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Components of net periodic benefit cost/(income):
Service cost	$—	$—	$—	$—
Interest cost	266	301	532	602
Expected return on plan assets	(322)	(324)	(644)	(648)
Recognized loss	41	—	81	—
Net periodic benefit cost/(income)	$(15)	$(23)	$(31)	$(46)

	Australian Plan		Australian Plan
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Components of net periodic benefit cost/(income):
Service cost	$234	$341	$480	$633
Interest cost	406	615	830	1,142
Expected return on plan assets	(370)	(560)	(756)	(1,040)
Recognized loss	—	—	—	—
Net periodic benefit cost	$270	$396	$554	$735

	Canadian Plan		Canadian Plan
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Components of net periodic benefit cost/(income):
Service cost	$48	$45	$97	$90
Interest cost	49	(18)	98	(36)
Expected return on plan assets	(65)	—	(132)	—
Recognized loss	1	—	3	—
Net periodic benefit cost	$33	$27	$66	$54

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

Geographic Information

The reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (“RoW”). Sales have been attributed to geographic regions based on the country of our end customer.  The following tables provide summarized financial information concerning the Company’s geographic regions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Sales:
Americas	$87,945	$82,511	$173,101	$159,949
Asia-Pacific	34,123	36,052	66,939	65,281
Europe / RoW	10,189	10,706	19,088	20,536
Total	$132,257	$129,269	$259,128	$245,766

U.S. sales as a portion of Americas’ sales comprised approximately 82% and 86% for the three months ended June 30, 2012 and June 30, 2011, respectively, and approximately 83% and 86% for the six months ended June 30, 2012 and June 30, 2011, respectively.  Australia sales as a portion of Asia-Pacific sales comprised approximately 74% for the three months ended June 30, 2012 and June 30, 2011, respectively, and approximately 75% and 74% for the six months ended June 30, 2012 and June 30, 2011, respectively.

The following table shows identifiable assets (excluding working capital and intangibles) for each of the Company’s geographic regions:

	June 30, 2012	December 31, 2011
Identifiable Assets:
Americas	$70,682	$67,683
Asia-Pacific	17,734	17,953
Europe / RoW	1,614	1,721
	$90,030	$87,357

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gas equipment	$46,843	$48,178	$95,814	$90,861
Plasma power supplies, torches and related consumable parts	22,541	20,903	43,291	41,053
Arc accessories, including torches, related consumable parts and accessories	25,066	22,965	46,036	43,677
Welding equipment	13,913	11,804	23,142	21,959
Filler metals and hardfacing alloys	23,894	25,419	50,845	48,216
	$132,257	$129,269	$259,128	$245,766

12.	Relationships and Transactions

Relationship with Irving Place Capital

Victor Technologies is a wholly-owned subsidiary of Holdings.  Affiliates of Irving Place Capital, along with its co-investors, held 98.6% of the outstanding equity of Holdings at June 30, 2012 and December 31, 2011.  The Board of Directors of the Company and Holdings includes one IPC member.

IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors whom it appoints.

Management Services Agreement

The Company has entered into a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable quarterly.  In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.  Such fees were $613 and $705 for the three months ended June 30, 2012 and 2011, respectively, and $1,189 and $1,197 for the six months ended June 30, 2012 and 2011, respectively.

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

Victor Technologies Holdings Inc. (Holdings)

At June 30, 2012, an aggregate $98,619 in Holdings capital stock was outstanding, which was comprised of 56,775 shares of 8% cumulative preferred stock in the amount of $63,072 and 3,532,519 shares of common stock in the amount of $35,547. On March 6, 2012, the Company paid a cash dividend of $93,507 to Holdings, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, of which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No dividends have been declared on either the preferred stock or common stock of Holdings at June 30, 2012 or December 31, 2011.

Holdings’ stock based compensation costs relate to Victor Technologies' employees and were incurred for Victor Technologies' benefit, and accordingly recognized in Victor Technologies' consolidated selling, general & administrative expenses.

13. Subsequent Events

On July 13, 2012, the Company acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls, Inc., a leading maker of advanced, intelligent CNC controllers used in shape-cutting machines. The purchase price of $4,476, net of cash acquired, included assumed debt and an earn-out provision based on specific sales targets. The acquisition was financed with cash on hand. The purchase price is subject to normal post-closing adjustments.

14. Condensed Consolidating Financial Statements and Victor Technologies Group, Inc. (Parent) Financial Information

The 9% Senior Secured Notes due 2017 are obligations of, and were issued by, Victor Technologies. Each guarantor is wholly-owned by Victor Technologies. The Company’s management has determined the most appropriate presentation is to “push down” the Senior Secured Notes due 2017 to the guarantors in the accompanying condensed financial information, as such entities fully and unconditionally guarantee the Senior Secured Notes due 2017, and these subsidiaries are jointly and severally liable for all payments under these notes.  The Senior Secured Notes due 2017 were issued to finance the acquisition of the Company along with new stockholder’s equity. The guarantor subsidiaries’ cash flow will service the debt.

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 and, prior to February 1, 2011, the 9¼% Senior Subordinated Notes due 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Victor Technologies. (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. The Company’s Australian subsidiaries are included as guarantors for all years presented. Approximately 80% of the assets and the sales have been pledged by the guarantor subsidiaries to the holders of the Senior Secured Notes.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$107,150	$25,107	$—	$132,257
Cost of goods sold	—	64,994	20,120	—	85,114
Gross margin	—	42,156	4,987	—	47,143
Selling, general and administrative expenses	—	23,974	3,485	—	27,459
Amortization of intangibles	—	1,584	—	—	1,584
Restructuring	—	848	—	—	848
Operating income	—	15,750	1,502	—	17,252
Other income (expense):
Interest, net	—	(8,431)	(22)	—	(8,453)
Amortization of deferred financing costs	—	(604)	—	—	(604)
Equity in net income (loss) of subsidiaries	5,986	—	—	(5,986)	—
Income (loss) before income tax provision	5,986	6,715	1,480	(5,986)	8,195
Income tax provision	—	1,819	390	—	2,209
Net income (loss)	$5,986	$4,896	$1,090	$(5,986)	$5,986

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$133,450	$27,576	$(31,757)	$129,269
Cost of goods sold	—	87,886	21,859	(28,270)	81,475
Gross margin	—	45,564	5,717	(3,487)	47,794
Selling, general and administrative expenses	(2)	23,253	4,474	—	27,725
Amortization of intangibles	—	1,583	—	—	1,583
Restructuring	—	615	—	—	615
Operating income (loss)	2	20,113	1,243	(3,487)	17,871
Other income (expense):
Interest, net	—	(6,022)	(34)	—	(6,056)
Amortization of deferred financing costs	—	(432)	—	—	(432)
Equity in net income (loss) of subsidiaries	6,070	—	—	(6,070)	—
Income (loss) before income tax provision	6,072	13,659	1,209	(9,557)	11,383
Income tax provision	—	4,656	655	—	5,311
Net income (loss)	$6,072	$9,003	$554	$(9,557)	$6,072

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$211,027	$48,101	$—	$259,128
Cost of goods sold	—	129,432	38,685	—	168,117
Gross margin	—	81,595	9,416	—	91,011
Selling, general and administrative expenses	—	46,833	7,068	—	53,901
Amortization of intangibles	—	3,167	—	—	3,167
Restructuring	—	1,659	—	—	1,659
Operating income (loss)	—	29,936	2,348	—	32,284
Other income (expense):
Interest, net	—	(15,137)	(46)	—	(15,183)
Amortization of deferred financing costs	—	(1,100)	—	—	(1,100)
Equity in net income (loss) of subsidiaries	11,198	—	—	(11,198)	—
Income (loss) before income tax provision	11,198	13,699	2,302	(11,198)	16,001
Income tax provision	—	4,448	355	—	4,803
Net income (loss)	$11,198	$9,251	$1,947	$(11,198)	$11,198

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$253,056	$49,010	$(56,300)	$245,766
Cost of goods sold	—	175,914	38,664	(49,832)	164,746
Gross margin	—	77,142	10,346	(6,468)	81,020
Selling, general and administrative expenses	(2)	45,329	7,228	—	52,555
Amortization of intangibles	—	3,129	—	—	3,129
Restructuring	—	615	—	—	615
Operating income (loss)	2	28,069	3,118	(6,468)	24,721
Other income (expense):
Interest, net	484	(12,768)	(69)	—	(12,353)
Amortization of deferred financing costs	—	(821)	—	—	(821)
Equity in net income (loss) of subsidiaries	5,674	—	—	(5,674)	—
Income (loss) before income tax provision	6,160	14,480	3,049	(12,142)	11,547
Income tax provision	—	4,184	1,203	—	5,387
Net income (loss)	$6,160	$10,296	$1,846	$(12,142)	$6,160

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$5,986	$4,896	$1,090	$(5,986)	$5,986
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,081)	(3,611)	(866)	4,477	(2,081)
Pension and postretirement	56	47	9	(56)	56
Comprehensive income	$3,961	$1,332	$233	$(1,565)	$3,961

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,072	$9,003	$554	$(9,557)	$6,072
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,595	1,896	180	(2,076)	1,595
Pension and postretirement	6	6	—	(6)	6
Comprehensive income	$7,673	$10,905	$734	$(11,639)	$7,673

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$11,198	$9,251	$1,947	$(11,198)	$11,198
Other comprehensive income, net of tax:
Foreign currency translation adjustments	215	1,391	(50)	(1,341)	215
Pension and postretirement	39	38	1	(39)	39
Comprehensive income	$11,452	$10,680	$1,898	$(12,578)	$11,452

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,160	$10,296	$1,846	$(12,142)	$6,160
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,982	3,949	781	(4,730)	2,982
Pension and postretirement	10	9	1	(10)	10
Comprehensive income	$9,152	$14,254	$2,628	$(16,882)	$9,152

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$12,564	$4,204	$—	$16,768
Accounts receivable, net	—	67,237	14,118	—	81,355
Inventories	—	89,168	12,071	—	101,239
Prepaid expenses and other	—	5,271	6,208	—	11,479
Deferred tax assets	—	2,823	—	—	2,823
Total current assets	—	177,063	36,601	—	213,664
Property, plant and equipment, net	—	61,049	12,177	—	73,226
Goodwill	—	182,649	—	—	182,649
Intangibles, net	—	133,737	3,650	—	137,387
Deferred financing fees	—	16,725	—	—	16,725
Other assets	—	503	—	—	503
Investment in and advances to subsidiaries	174,467	79,232	—	(253,699)	—
Total assets	$174,467	$650,958	$52,428	$(253,699)	$624,154
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,246	$416	$—	$1,662
Accounts payable	—	29,576	7,723	—	37,299
Accrued and other liabilities	—	32,137	5,506	—	37,643
Accrued interest	—	1,480	—	—	1,480
Income taxes payable	—	342	795	—	1,137
Deferred tax liability	—	3,584	—	—	3,584
Total current liabilities	—	68,365	14,440	—	82,805
Long-term obligations, less current maturities	—	357,698	155	—	357,853
Deferred tax liabilities	—	81,012	—	—	81,012
Other long-term liabilities	—	15,298	1,782	—	17,080
Net equity (deficit) and advances to / from subsidiaries	89,063	16,368	(36,952)	(68,479)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,145	(57,700)	—
Additional paid-in-capital	84,171	111,586	15,569	(127,154)	84,172
Accumulated deficit	3,259	4,032	1,901	(5,933)	3,259
Accumulated other comprehensive income (loss)	(2,026)	(5,956)	388	5,567	(2,027)
Total stockholder's equity (deficit)	85,404	112,217	73,003	(185,220)	85,404
Total liabilities and stockholder's equity (deficit)	$174,467	$650,958	$52,428	$(253,699)	$624,154

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$15,298	$5,558	$—	$20,856
Accounts receivable, net	—	56,893	11,677	—	68,570
Inventories	—	85,345	10,666	—	96,011
Prepaid expenses and other	—	7,057	4,915	—	11,972
Deferred tax assets	—	2,823	—	—	2,823
Total current assets	—	167,416	32,816	—	200,232
Property, plant and equipment, net	—	61,971	11,890	—	73,861
Deferred financing fees	—	13,416	—	—	13,416
Other assets	—	502	—	—	502
Goodwill	—	182,429	—	—	182,429
Intangibles, net	—	136,515	3,750	—	140,265
Investment in and advances to subsidiaries	191,135	79,232	—	(270,367)	—
Total assets	$191,135	$641,481	$48,456	$(270,367)	$610,705
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,276	$439	$—	$1,715
Accounts payable	—	23,299	6,406	—	29,705
Accrued and other liabilities	—	38,120	5,440	—	43,560
Accrued interest	—	1,081	—	—	1,081
Income taxes payable	—	1,929	946	—	2,875
Deferred tax liability	—	3,584	—	—	3,584
Total current liabilities	—	69,289	13,231	—	82,520
Long-term obligations, less current maturities	—	263,246	361	—	263,607
Deferred tax liabilities	—	78,927	—	—	78,927
Other long-term liabilities	—	16,184	1,897	—	18,081
Net equity (deficit) and advances to / from subsidiaries	23,565	108,505	(39,149)	(92,921)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,145	(57,700)	—
Additional paid-in-capital	177,790	111,207	15,456	(126,663)	177,790
Accumulated deficit	(7,939)	(323)	1,044	(721)	(7,939)
Accumulated other comprehensive income (loss)	(2,281)	(8,109)	471	7,638	(2,281)
Total stockholder's equity (deficit)	167,570	105,330	72,116	(177,446)	167,570
Total liabilities and stockholder's equity (deficit)	$191,135	$641,481	$48,456	$(270,367)	$610,705

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,576	$7,516	$(1,679)	$(11,198)	$6,215
Cash flows from investing activities:
Capital expenditures	—	(4,787)	(913)	—	(5,700)
Other	—	(389)	100	—	(289)
Net cash provided by (used in) investing activities	—	(5,176)	(813)	—	(5,989)
Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000	—	—	100,000
Senior Secured Notes discount	—	(5,200)	—	—	(5,200)
Repayments of other long-term obligations	—	(594)	(224)	—	(818)
Deferred financing fees	—	(4,409)	—	—	(4,409)
Dividend payment to Parent	(93,507)	—	—	—	(93,507)
Proceeds from exercise of stock options	31	—	—	—	31
Changes in net equity	82,419	(95,014)	1,397	11,198	—
Other, net	(519)	—	—	—	(519)
Net cash provided by (used in) financing activities	(11,576)	(5,217)	1,173	11,198	(4,422)
Effect of exchange rate changes on cash and cash equivalents	—	143	(35)	—	108
Total increase (decrease) in cash and cash equivalents	—	(2,734)	(1,354)	—	(4,088)
Total cash and cash equivalents beginning of period	—	15,298	5,558	—	20,856
Total cash and cash equivalents end of period	$—	$12,564	$4,204	$—	$16,768

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operations:
Net cash provided by (used in) operating activities	$(1,164)	$1,441	$1,641	$(11,897)	$(9,979)
Cash flows from investing activities:
Capital expenditures	—	(5,530)	(2,385)	—	(7,915)
Other	—	(322)	—	—	(322)
Net cash provided by (used in) investing activities	—	(5,852)	(2,385)	—	(8,237)
Cash flows from financing activities:
Repayments of other long-term obligations	—	(1,934)	540	—	(1,394)
Repayment of Senior Subordinated Notes	(176,095)	—	—	—	(176,095)
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	—	—	—	183,685
Changes in net equity	(6,426)	(6,750)	1,279	11,897	—
Other	—	(275)	—	—	(275)
Net cash provided by (used in) financing activities	1,164	(8,959)	1,819	11,897	5,921
Effect of exchange rate changes on cash and cash equivalents	—	386	176	—	562
Total increase (decrease) in cash and cash equivalents	—	(12,984)	1,251	—	(11,733)
Total cash and cash equivalents beginning of period	—	18,692	3,707	—	22,399
Total cash and cash equivalents end of period	$—	$5,708	$4,958	$—	$10,666

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective May 21, 2012, Thermadyne changed its name to Victor Technologies Group, Inc. (“Victor Technologies” or the "Company"). Thermadyne Technologies, the parent company of Victor Technologies, accordingly changed it named to Victor Technologies Holdings, Inc. ("Holdings").

We are a leading global designer, manufacturer and supplier of gas and arc cutting, welding and gas control equipment, accessories and consumables. Our products are used by manufacturing, construction, fabrication and foundry operations to cut, join and reinforce steel, aluminum and other metals. We design, manufacture and sell products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) welding equipment; (4) arc accessories, including torches, consumable parts and accessories; and (5) filler metals and hardfacing alloys. We operate our business in one reportable segment.

Historically, demand for our products has been cyclical because many of the end users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are related to the level of production in these end-user industries.

The availability and the cost of the components of our manufacturing processes, and particularly raw materials, are key determinants in achieving future success in the marketplace as well as profitability. The principal raw materials we use in manufacturing our products are copper, brass, steel and plastic, which are widely available. Certain other raw materials used in our hardfacing alloy products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices but with increasing volatility. To maintain our profit margins, we have redesigned the material content of selected products and continued to reduce our overhead and labor costs by improving our operational efficiency, relocating jobs, consolidating our manufacturing operations and outsourcing production of certain components and products. We have increased and continue to selectively increase our selling prices.

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

On July 13, 2012, the Company acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls, Inc., a leading maker of advanced, intelligent CNC controllers used in shape-cutting machines. The purchase price of $4,476, net of cash acquired and subject to normal post-closing adjustments, was paid using existing cash on the acquisition date and includes assumed debt and an earn-out based on the growth in sales of the Company's automated plasma products over a three-year period ending December 31, 2014.

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

Results of Operations

The following is a discussion of the results of operations for the three and six months ended June 30, 2012 and 2011.

Net sales

($ in thousands)	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Net sales summary:
Americas	$87,945	$82,511	6.6%	$173,101	$159,949	8.2%
Asia-Pacific	34,123	36,052	(5.4)%	66,939	65,281	2.5%
Europe/RoW	10,189	10,706	(4.8)%	19,088	20,536	(7.1)%
Consolidated	$132,257	$129,269	2.3%	$259,128	$245,766	5.4%

Net sales for the three months ended June 30, 2012 increased $3.0 million as compared to the same period in 2011, with approximately $2.8 million related to increased volumes and $1.3 million associated with price increases, partially offset by $1.1 million decrease to net sales attributable to foreign currency translation.

Net sales for the six months ended June 30, 2012 increased $13.4 million as compared to the same period in 2011, with approximately $6.7 million related to increased volumes, $6.4 million associated with price increases and $0.3 million attributable to foreign currency translation.

Gross margin

($ in thousands)	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Gross margin	$47,143	$47,794	(1.4)%	$91,011	$81,020	12.3%
% of sales	35.6%	37.0%		35.1%	33.0%

For the three months ended June 30, 2012, gross margin as a percent of net sales decreased 1.4% as compared to the same period in 2011.  Under its use of the last-in first-out (“LIFO”) inventory method, the Company recorded a $0.4 million charge to cost of sales resulting from expected inflation of manufacturing costs in 2012.  In the second quarter of 2011, a $0.5 million charge to cost of sales was recorded for LIFO.  Excluding these items, gross margin as a percent of sales was 35.9% in the second quarter of 2012 compared to 37.4% in the second quarter of 2011. This remaining decrease is due primarily to favorable absorption in the second quarter of 2011 as a result of an intended inventory build during the three months ended June 30, 2011.

For the six months ended June 30, 2012, gross margin as a percent of net sales increased as compared to the same period in 2011.  Under its use of the LIFO inventory method, the Company recorded a $0.1 million charge to costs of sales resulting from expected inflation of manufacturing costs in 2012.  In the first half of 2011, a $1.5 million charge to cost of sales was recorded for LIFO.  Also in the first half of 2011, the Company expensed $3.3 million to cost of sales related to fair value purchase accounting adjustments for inventory.  Excluding these items, gross margin as a percent of sales was 35.2% in the first half of 2012 compared to 34.9% in the first half of 2011. This remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our total cost productivity (“TCP”) program to lower costs and improve efficiency and increased volumes of activity in 2012, despite the favorable absorption as a result of an intended inventory build primarily during the three months ended June 30, 2011 as compared to the current year.

 Selling, general and administrative expenses

($ in thousands)	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Selling, general and administrative expenses	$27,459	$27,725	(1.0)%	$53,901	$52,555	2.6%
% of sales	20.8%	21.4%		20.8%	21.4%

For the three months ended June 30, 2012, selling, general, and administrative (“S,G&A”) costs were largely in line with the costs of the prior year, decreasing approximately $0.3 million.

For the six months ended June 30, 2012, S,G&A costs increased $1.3 million over the comparable period of 2011.  This increased dollar spend is primarily a result of increased headcount and headcount-related expenses primarily in the sales and marketing areas and one-time costs associated with the Company's name change. These cost increases were partially offset by decreased incentive compensation.  Despite the additional investment in S,G&A cost, S,G&A as a percentage of net sales declined to 20.8% for the six months ended June 30, 2012.  The 60 basis point improvement during the first half of 2012 as compared to the first half of 2011 is a result of higher sales volumes.

Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to complete these activities in 2012.  These exit activities impact approximately 170 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint

The Company expects that an additional $1,237 of restructuring expense associated with these activities will be incurred during the remainder of 2012.

The following provides a summary of restructuring costs incurred during the three and six months ended June 30, 2012, incurred to date and total expected restructuring costs:

($ in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
June 30, 2012	$234	$614	$848
June 30, 2011	396	219	615

Six Months Ended
June 30, 2012	$629	$1,030	$1,659
June 30, 2011	396	219	615

As of June 30, 2012
Cumulative restructuring costs	$3,826	$3,237	$7,063
Total expected restructuring costs	$3,900	$4,400	$8,300

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

Interest, net

($ in thousands)	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Interest, net	$8,453	$6,056	39.6%	$15,183	$12,353	22.9%

Interest expense for the three months ended June 30, 2012 and 2011 was $8.5 million and $6.1 million, respectively.  The increase in interest expense is a result of the issuance of the Additional Notes in March 2012.

Interest expense for the six months ended June 30, 2012 and 2011 was $15.2 million and $12.4 million, respectively.  The increase in interest expense reflects the effect of the additional issuance of $100 million of Senior Secured Notes due 2017 on March 6, 2012 while the first half of 2011 partially included $176 million of Senior Subordinated Notes due 2014 that were redeemed on February 1, 2011.  The first half of 2012 also included a 66 basis point increase in the Company’s effective interest rate as compared to the first half of 2011.

Income tax provision

($ in thousands)	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Income tax provision	$2,209	$5,311	(58.4)%	$4,803	$5,387	(10.8)%
% of income before tax	27.0%	46.7%		30.0%	46.7%

The effective tax rate for 2012 is estimated to approximate 30.0% for the year.  The decrease in the effective tax rate from the rate of 46.7% for the first half of 2011 is a result of an increased release of valuation allowances associated with higher U.S. operating income projected in 2012, partially offset by foreign earnings which are currently taxable as "deemed dividends" in the U.S. The income taxes currently payable for 2012 are estimated to be 20.2% and are primarily related to foreign jurisdictions.

Net income

($ in thousands)	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Net income	$5,986	$6,072	(1.4)%	$11,198	$6,160	81.8%
% of sales	4.5%	4.7%		4.3%	2.5%

For the second quarter of 2012, net income was $6.0 million compared to $6.1 million in the second quarter of 2011.  The lower net income for the second quarter of 2012 reflects increased manufacturing costs and interest expense as compared to the second quarter of 2011. This decrease was partially offset by lower S,G&A spending, and a decreased effective tax rate in the second quarter of 2012 as compared to the comparable period in the prior year.

For the first half of 2012, net income was $11.2 million compared to $6.2 million in the first half of 2011.  The higher net income amount for the first half of 2012 reflects a higher net sales base over the first half of 2011 combined with the impact of the prior year $3.3 million pre-tax purchase accounting inventory charge, partially offset by higher interest expense and restructuring charges in the first half of 2012 as compared to the comparable period in the prior year.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, debt service obligations and capital expenditures.  In 2012, we anticipate capital expenditures will be approximately $16.0 million.  We expect that these ongoing requirements will be funded from operating cash flow and periodic borrowings under the Working Capital Facility.

The Company’s cash flows from continuing operations from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

($ in thousands)	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash provided by (used in):
Operating activities	$6,215	$(9,979)
Investing activities	(5,989)	(8,237)
Financing activities	(4,422)	5,921

Operating Activities

Net cash provided by operating activities for the first half of 2012 was $6.2 million compared to $10.0 million of cash used in same period in 2011. This increase in cash was driven largely by lower uses of cash for working capital, particularly inventory, and an $8.7 million payment of interest on the Senior Subordinated Notes in 2011.

Investing Activities

Investing activities used $6.0 million and $8.2 million of cash for the six months ended June 30, 2012 and 2011, respectively, primarily for manufacturing equipment purchases.

Financing Activities

During the six months ended June 30, 2012, the Company issued an additional $100.0 million of Senior Secured Notes due 2017, and paid $5.2 million of consent fees to bondholders as well as $4.4 million of financing fees in conjunction with the Notes offering.  The Company used the proceeds to pay a cash dividend of $93.5 million to its parent company to allow it to redeem a portion of its outstanding Series A preferred stock.  In the same period in 2011, the Company retired the $176.1 million of Senior Subordinated Notes outstanding and paid the related interest obligation of $8.7 million with the Trusteed Assets established in the December 2010 defeasance of the Notes.

With respect to the Working Capital Facility, $1.4 million of letters of credit were outstanding and the unused availability, net of these letters of credit, was $58.6 million at June 30, 2012.

At June 30, 2012, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments. Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

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

Approximately 31% of the net sales for both the three and six months ended June 30, 2012 were denominated in foreign currencies, primarily the Australian Dollar and the Euro.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, China and Italy for sales into those regions.  Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. Dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates. At June 30, 2012, $1.4 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

The information contained in Note 9 – “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.

Item 6.  Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-13023	3.1	5/23/2012
10.1	Resolution Agreement dated as of January 18, 2012, between the Company and other defendants identified therein and the plaintiffs' counsel listed on the signature pages thereto.	8-K	001-13023	99.1	4/18/2012
10.2	Executive Employment Agreement between Victor Technologies Group, Inc. and E. Lee Qualls, dated as of July 9, 2012.					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTOR TECHNOLOGIES GROUP, INC.

	By:	/s/ Jeffrey S. Kulka
Jeffrey S. Kulka Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 14, 2012