Form 10-Q/A
period 2012-06-30
Victor Technologies Group, Inc.
filed 2012-09-10
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of Victor Technologies Group, Inc. for the period ended June 30, 2012, filed with the Securities and Exchange Commission ("SEC") on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q , as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

This Amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files furnished as Exhibit 101 to this Amendment will not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

Item 6.  Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-13023	3.1	5/23/2012
10.1	Resolution Agreement dated as of January 18, 2012, between the Company and other defendants identified therein and the plaintiffs' counsel listed on the signature pages thereto.	8-K	001-13023	99.1	4/18/2012
10.2	Executive Employment Agreement between Victor Technologies Group, Inc. and E. Lee Qualls, dated as of July 9, 2012.	10-Q	001-13023	10.2	8/14/2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-13023	31.1	8/14/2012
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-13023	31.2	8/14/2012
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-13023	32.1	8/14/2012
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-13023	32.2	8/14/2012
*101.INS	XBRL Instance Document					X
*101.SCH	XBRL Taxonomy Extension Schema Document					X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Date: September 10, 2012

4