Form 10-Q
period 2012-09-30
Victor Technologies Group, Inc.
filed 2012-11-13
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on November 13, 2012 was 1,000.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$121,111	$124,854	$380,239	$370,620
Cost of goods sold	77,716	82,596	245,833	247,342
Gross margin	43,395	42,258	134,406	123,278
Selling, general and administrative expenses	25,385	25,030	79,286	77,585
Amortization of intangibles	1,583	1,583	4,750	4,712
Restructuring	518	2,431	2,177	3,046
Operating income	15,909	13,214	48,193	37,935
Other expense:
Interest, net	(8,490)	(6,106)	(23,673)	(18,459)
Amortization of deferred financing costs	(618)	(440)	(1,718)	(1,261)
Income before income tax provision	6,801	6,668	22,802	18,215
Income tax provision	1,428	1,102	6,231	6,489
Net income	$5,373	$5,566	$16,571	$11,726

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income	$5,373	$5,566	$16,571	$11,726
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,885	(5,363)	2,100	(2,381)
Pension and postretirement	(14)	(18)	25	(8)
Comprehensive income	$7,244	$185	$18,696	$9,337

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$32,616	$20,856
Accounts receivable, less allowance for doubtful accounts of $670 and $750, respectively	76,100	68,570
Inventories	103,624	96,011
Prepaid expenses and other	12,678	11,972
Deferred tax assets	2,823	2,823
Total current assets	227,841	200,232
Property, plant and equipment, net of accumulated depreciation of $23,942 and $15,073, respectively	73,465	73,861
Goodwill	188,369	182,429
Intangibles, net	136,013	140,265
Deferred financing fees	16,118	13,416
Other assets	503	502
Total assets	$642,309	$610,705
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of other long-term obligations	$1,636	$1,715
Accounts payable	35,413	29,705
Accrued and other liabilities	41,149	43,560
Accrued interest	9,667	1,081
Income taxes payable	792	2,875
Deferred tax liabilities	3,584	3,584
Total current liabilities	92,241	82,520
Long-term obligations, less current maturities	358,417	263,607
Deferred tax liabilities	81,949	78,927
Other long-term liabilities	16,379	18,081
Total liabilities	548,986	443,135
Stockholder's Equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at September 30, 2012, and at December 31, 2011	—	—
Additional paid-in capital	84,847	177,790
Retained earnings / (Accumulated deficit)	8,632	(7,939)
Accumulated other comprehensive loss	(156)	(2,281)
Total stockholder's equity	93,323	167,570
Total liabilities and stockholder's equity	$642,309	$610,705

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$16,571	$11,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,343	17,255
Deferred income taxes	1,795	232
Stock compensation expense	653	413
Amortization of debt discount	386	—
Restructuring costs, net of payments	(854)	2,160
Changes in operating assets and liabilities:
Accounts receivable	(6,705)	(12,277)
Inventories	(6,670)	(21,244)
Prepaids	(247)	(3,673)
Accounts payable	6,130	7,835
Accrued interest	8,482	(2,249)
Accrued taxes	(2,169)	138
Accrued and other liabilities	(4,435)	2,842
Net cash provided by operating activities	28,280	3,158
Cash flows from investing activities:
Capital expenditures	(8,347)	(12,636)
Acquisition of business, net of cash acquired	(3,498)	—
Other	(498)	(449)
Net cash used in investing activities	(12,343)	(13,085)
Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	100,000	—
Senior Secured Notes discount	(5,200)	—
Dividend payment to Parent	(93,507)	—
Use of Trusteed Assets for redemption of Senior Subordinated Notes	—	183,685
Repayment of Senior Subordinated Notes	—	(176,095)
Repayments of other long-term obligations	(1,235)	(1,736)
Deferred financing fees	(4,421)	—
Other	(87)	(561)
Net cash provided by (used in) financing activities	(4,450)	5,293
Effect of exchange rate changes on cash and cash equivalents	273	(146)
Total increase (decrease) in cash and cash equivalents	11,760	(4,780)
Total cash and cash equivalents beginning of period	20,856	22,399
Total cash and cash equivalents end of period	$32,616	$17,619
Income taxes paid	$6,566	$6,183
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$17,340	$22,009
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

Victor Technologies, a Delaware corporation, is a designer, manufacturer and supplier of cutting, welding and gas control equipment used in various fabrication, construction and manufacturing operations around the world. The Company’s products are used in a wide variety of applications, across industries, where steel is cut and welded, including steel fabrication,  manufacturing of transportation and mining equipment, many types of construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding. The Company designs, manufactures and sells products in five principal categories: (1) gas equipment; (2) plasma power supplies, torches and related consumable parts; (3) arc accessories, including torches, related consumable parts and accessories; (4) welding equipment; and (5) filler metals and hardfacing alloys. The Company markets its products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Victor® Thermal Dynamics®, Victor® Arcair®, Victor® Turbo Torch®, Tweco®, Thermal Arc®, Stoody®, Firepower® and Cigweld®.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Acquisition resulted in a 100% change in ownership of Victor Technologies and is accounted for in accordance with United States accounting guidance for business combinations.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010. The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 were determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases. These provisional amounts were updated in the fourth quarter of 2011 upon the completion of such study and the determination of other facts impacting fair value estimates. The adjustments arising from the finalization of the amounts recognized for assets acquired and liabilities assumed did not impact cash flows. However, the Condensed Consolidating Statement of Income for the three and nine months ended September 30, 2011 was retrospectively adjusted as a result of these changes. Specifically, these adjustments resulted in immaterial decreases to amortization of intangibles and immaterial increases to operating income, amortization of deferred financing fees, income before income tax provision, income tax provision and net income in the third quarter and first nine months of 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012. The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Deferred Financing Costs

Loan origination fees and other costs incurred in arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $17,888 and $15,297, less related accumulated amortization of $1,770 and $1,881, at September 30, 2012 and December 31, 2011, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold, and such provisions are adjusted periodically based on current estimates of anticipated warranty costs and charged to cost of sales. The following table provides the activity in the warranty accrual:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$4,760	$4,042	$4,600	$3,200
Charged to expense	1,117	1,325	3,344	3,955
Warranty payments	(1,083)	(1,167)	(3,150)	(2,955)
Balance at end of period	$4,794	$4,200	$4,794	$4,200

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $383,400 and $269,100 at September 30, 2012 and December 31, 2011, respectively, based on available market information. The inputs in the fair value determination of these Senior Secured Notes are considered Level 2 in the three-level fair market value hierarchy.

3. Acquisitions

On July 13, 2012, the Company acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls, Inc., a leading maker of advanced, intelligent CNC controllers used in shape-cutting machines. Cash paid at the time of purchase was $3,498. The total purchase price, net of cash acquired and including the outstanding debt of the companies acquired, as well as an earn-out provision based on specified sales targets, was $4,493. The acquisition was financed with cash on hand. The purchase price is subject to normal post-closing adjustments.

4.	Inventories

The composition of inventories was as follows:

	September 30, 2012	December 31, 2011
Raw materials and component parts	$35,401	$32,009
Work-in-process	4,244	4,916
Finished goods	66,797	61,795
Subtotal	106,442	98,720
LIFO reserve	(2,818)	(2,709)
Total	$103,624	$96,011

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $73,822 at September 30, 2012 and $74,885 at December 31, 2011.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

5. Intangible Assets

The composition of intangibles was as follows:

	September 30, 2012	December 31, 2011
Customer relationships	$49,188	$49,188
Intellectual property bundles	77,476	77,476
Patents	1,585	1,087
Trademarks	19,341	19,341
	147,590	147,092
Accumulated amortization of customer relationships and intellectual property bundles	(11,577)	(6,827)
	$136,013	$140,265

In the fourth quarter of 2011, the provisional amounts of assets acquired and liabilities assumed at the Acquisition Date were updated as the Company received a revised version of the externally prepared valuation study.  As a result, the intangible asset values were adjusted as of the Acquisition Date and intangible amortization expense for the three and nine months ended September 30, 2011 decreased $120 and $399, respectively, as a result.

Amortization of customer relationships and intellectual property bundles (including patents) amounted to $1,583 and $1,583 for the three months ended September 30, 2012 and 2011, respectively, and $4,750 and $4,712 for the nine months ended September 30, 2012 and 2011, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2011. As of September 30, 2012, the Company considered possible impairment triggering events since December 1, 2011 based on relevant factors, and concluded that no triggering events or goodwill impairment resulted. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the nine-month period ending September 30, 2012 was as follows:

Carrying Amount of Goodwill
Balance as of December 31, 2011	$182,429
Acquisition of Robotronic Oy	4,534
Foreign currency translation	1,406
Balance as of September 30, 2012	$188,369

6.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	September 30, 2012	December 31, 2011
Senior Secured Notes due December 15, 2017, 9% interest payable semi-annually on June 15 and December 15	$360,000	$260,000
Senior Secured Notes discount	(4,814)	—
Tekes loans of acquired business Robotronic Oy	757	—
Capital leases	4,110	5,322
Long-term obligations	360,053	265,322
Current maturities	(1,636)	(1,715)
Long-term obligations, less current maturities	$358,417	$263,607

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

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of Victor Technologies’ existing and future domestic subsidiaries and by its Australian subsidiaries, Victor Technologies Australia Pty Ltd. and Cigweld Pty Ltd.  The Senior Secured Notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of Victor Technologies’ and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, Victor Technologies’ and the guarantors’ obligations under Victor Technologies’ Working Capital Facility (as defined below)), including the capital stock of each subsidiary of Victor Technologies (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis by substantially all the collateral that secures the Working Capital Facility on a first priority basis.

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments, make certain investments, loans or advances, sell, transfer or otherwise convey certain assets, and create liens.  The Company was in compliance with the covenants as of September 30, 2012 and December 31, 2011.

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

On February 27, 2012, the Company, the guarantors' party to the Indenture and the Trustee entered into the First Supplemental Indenture to amend the terms of the Indenture to modify the restricted payments covenant to increase the restricted payments basket to $100,000 in order to permit the Company to use the proceeds of the Additional Notes to pay a cash dividend of $93,500 to the Company’s parent to be used to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to the offering of the Additional Notes and the related consent solicitation required to amend the Indenture in connection with the offering. The First Supplemental Indenture became operative on March 6, 2012 upon the issuance of the Additional Notes, at which time the Company made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5,200, to Holders of such notes in connection with the solicitation of consents to amend the Indenture. This consent fee is accounted for as a debt discount, which is a reduction of the Senior Secured Notes, and is amortized against interest expense over the life of the Senior Secured Notes.

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

Working Capital Facility

At both September 30, 2012 and December 31, 2011, $1,416 of letters of credit and no borrowings were outstanding under the Fourth Amended and Restated Credit Agreement (the “GE Agreement”).  Unused availability, net of these letters of credit, was $58,490 under the Working Capital Facility at September 30, 2012.

All obligations under the Working Capital Facility are unconditionally guaranteed by Holdings and substantially all of the Company’s existing and future, direct and indirect, wholly-owned domestic subsidiaries and its Australian subsidiaries Victor Technologies Australia Pty Ltd. and Cigweld Pty Ltd.  The Working Capital Facility is secured, subject to certain exceptions, by substantially all of the assets of the guarantors and Holdings, including a first priority security interest in substantially all accounts receivable and other rights to payment, inventory, deposit accounts, cash and cash equivalents and a second priority security interest in all assets other than the Working Capital Facility collateral.

The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.1 to 1 if the unused availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility includes negative covenants that limit the Company’s ability and the ability of Holdings and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Holdings’ capital stock; and prepay or redeem certain indebtedness. The Company was in compliance with the covenants as of September 30, 2012 and December 31, 2011.

In connection with the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes on March 6, 2012.

Tekes Loans

As part of the Robotronic Oy acquisition, the Company acquired two loans payable to Tekes, the Finnish Funding Agency for Technology and Innovation. The first loan, which was used for financing of capital purchases, has a principal balance of €239 ($307 in US Dollars as of September 30, 2012) and a minimum interest rate of 3.0%. Repayment of the loan is determined by the Robotronic Oy equity level. At this time, no payments of principal or interest are due. The second loan carries a principal balance of €350 ($450 in US Dollars as of September 30, 2012) with a minimum interest rate of 1.0%. Repayment of this loan commences in 2013 and runs through 2017.

7.	Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to complete these activities in the first half of 2013.  These exit activities impact approximately 170 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The Company expects that approximately an additional $715 of restructuring expense associated with these activities will be incurred during the remainder of 2012 and into the first quarter of 2013.

The following provides a summary of restructuring costs incurred during the three and nine months ended September 30, 2012 and 2011, incurred to date and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
September 30, 2012	$176	$346	$522
September 30, 2011	1,302	1,129	2,431

Nine Months Ended
September 30, 2012	$804	$1,373	$2,177
September 30, 2011	1,698	1,348	3,046

As of September 30, 2012
Cumulative restructuring costs	$4,002	$3,583	$7,585
Total expected restructuring costs	$4,100	$4,200	$8,300
Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since December 31, 2011.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of September 30, 2012.

	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2011	$1,571	$295	$1,866
Charges	804	1,373	2,177
Payments and other adjustments	(1,568)	(1,463)	(3,031)
Balance as of September 30, 2012	$807	$205	$1,012

8.	Comprehensive Income

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

For the three and nine months ended September 30, 2012, comprehensive income was $7,244 and $18,696, respectively.  For the three and nine months ended September 30, 2011, comprehensive income was $185 and $9,337, respectively.  The deferred tax liability related to foreign currency translation for the three and nine months ended September 30, 2012 was $2,564 and $1,288, respectively. The deferred tax asset related to foreign currency translation for the three and nine months ended September 30, 2011 was $2,445 and $1,467, respectively. The deferred tax asset related to pension and postretirement benefit plans activity for the three and nine months ended September 30, 2012 was $2 and $15, respectively. There was no deferred tax asset related to pension and postretirement benefit plans activity for the three and nine months ended September 30, 2011, respectively.

9.	Income Taxes

At the beginning of 2012, the Company had approximately $135,894 in U.S. net operating loss carry forwards from the years 2001 through 2010.  The net operating loss carry forwards in the U.S. will expire between the years 2020 and 2030.  Given the uncertainties regarding utilization of a portion of these net operating loss carry forwards, the Company has recorded, as of December 31, 2011, a $14,600 valuation allowance related to the deferred tax asset of $53,900 associated with the carry forwards.  For 2012, the Company’s management estimates that income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.

The Company’s projected 2012 income tax effective rate of approximately 28.4% is slightly lower than the federal statutory rate primarily due to the release of valuation allowances, partially offset by foreign earnings which are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by the foreign tax credits due to uncertainty of their utilization.

10.	Contingencies

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

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are still held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $428 and $660 as of September 30, 2012 and December 31, 2011, respectively.

11. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	U.S. Plan
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Components of net periodic benefit cost/(income):
Service cost	$—	$—	$—	$—
Interest cost	266	301	798	903
Expected return on plan assets	(322)	(324)	(966)	(972)
Recognized loss	40	—	121	—
Net periodic benefit income	$(16)	$(23)	$(47)	$(69)

	Australian Plan
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Components of net periodic benefit cost/(income):
Service cost	$242	$349	$722	$982
Interest cost	418	629	1,248	1,771
Expected return on plan assets	(381)	(573)	(1,137)	(1,613)
Recognized loss	—	—	—	—
Net periodic benefit cost	$279	$405	$833	$1,140

	Canadian Plan
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Components of net periodic benefit cost/(income):
Service cost	$49	$43	$146	$133
Interest cost	50	(17)	148	(53)
Expected return on plan assets	(68)	—	(200)	—
Recognized loss	2	—	5	—
Net periodic benefit cost	$33	$26	$99	$80

12. Segment Information

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

Geographic Information

The reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (“RoW”). Sales have been attributed to geographic regions based on the country of our end customer.  The following tables provide summarized financial information concerning the Company’s geographic regions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Sales:
Americas	$77,657	$77,608	$250,764	$238,215
Asia-Pacific	35,029	37,826	101,961	102,723
Europe / RoW	8,425	9,420	27,514	29,682
Total	$121,111	$124,854	$380,239	$370,620

U.S. sales as a portion of Americas’ sales comprised approximately 84% and 86% for the three months ended September 30, 2012 and September 30, 2011, respectively, and approximately 84% and 86% for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Australia sales as a portion of Asia-Pacific sales comprised approximately 74% and 75% for the three months ended September 30, 2012 and September 30, 2011, respectively, and approximately 74% and 75% for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The following table shows identifiable assets (excluding working capital and intangibles) for each of the Company’s geographic regions:

	September 30, 2012	December 31, 2011
Identifiable Assets:
Americas	$69,813	$67,683
Asia-Pacific	18,233	17,953
Europe / RoW	1,617	1,721
	$89,663	$87,357

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gas equipment	$41,050	$42,994	$131,785	$133,890
Plasma power supplies, torches and related consumable parts	19,458	20,297	63,821	61,360
Arc accessories, including torches, related consumable parts and accessories	23,987	22,811	72,839	66,469
Welding equipment	13,043	13,495	40,004	35,427
Filler metals and hardfacing alloys	23,573	25,257	71,790	73,474
	$121,111	$124,854	$380,239	$370,620

13.	Relationships and Transactions

Relationship with Irving Place Capital

Victor Technologies is a wholly-owned subsidiary of Holdings.  Affiliates of Irving Place Capital, along with its co-investors, held 98.6% of the outstanding equity of Holdings at September 30, 2012 and December 31, 2011.  The Board of Directors of the Company and Holdings includes one IPC member.

IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors whom it appoints.

Management Services Agreement

The Company has entered into a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable quarterly.  In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.  Such fees were $604 and $584 for the three months ended September 30, 2012 and 2011, respectively, and $1,793 and $1,781 for the nine months ended September 30, 2012 and 2011, respectively.

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

Victor Technologies Holdings Inc. (Holdings)

At September 30, 2012, an aggregate $101,550 in Holdings capital stock was outstanding, which was comprised of 56,884 shares of 8% cumulative preferred stock in the amount of $65,732 and 3,541,165 shares of common stock in the amount of $35,818. On March 6, 2012, the Company paid a cash dividend of $93,507 to Holdings, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, of which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No dividends have been declared on either the preferred stock or common stock of Holdings at September 30, 2012 or December 31, 2011.

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

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 and, prior to February 1, 2011, the 9¼% Senior Subordinated Notes due 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Victor Technologies Group, Inc. (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. The Company’s Australian subsidiaries are included as guarantors for all years presented. Approximately 80% of the assets and the sales have been pledged by the guarantor subsidiaries to the holders of the Senior Secured Notes.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$97,529	$23,582	$—	$121,111
Cost of goods sold	—	58,580	19,136	—	77,716
Gross margin	—	38,949	4,446	—	43,395
Selling, general and administrative expenses	—	20,415	4,970	—	25,385
Amortization of intangibles	—	1,583	—	—	1,583
Restructuring	—	518	—	—	518
Operating income	—	16,433	(524)	—	15,909
Other income (expense):
Interest, net	—	(8,462)	(28)	—	(8,490)
Amortization of deferred financing costs	—	(618)	—	—	(618)
Equity in net income (loss) of subsidiaries	5,373	—	—	(5,373)	—
Income (loss) before income tax provision	5,373	7,353	(552)	(5,373)	6,801
Income tax provision	—	1,379	49	—	1,428
Net income (loss)	$5,373	$5,974	$(601)	$(5,373)	$5,373

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$125,477	$25,162	$(25,785)	$124,854
Cost of goods sold	—	84,857	19,257	(21,518)	82,596
Gross margin	—	40,620	5,905	(4,267)	42,258
Selling, general and administrative expenses	—	21,363	3,667	—	25,030
Amortization of intangibles	—	1,583	—	—	1,583
Restructuring	—	2,431	—	—	2,431
Operating income (loss)	—	15,243	2,238	(4,267)	13,214
Other income (expense):
Interest, net	—	(6,073)	(33)	—	(6,106)
Amortization of deferred financing costs	—	(440)	—	—	(440)
Equity in net income (loss) of subsidiaries	5,566	—	—	(5,566)	—
Income (loss) before income tax provision	5,566	8,730	2,205	(9,833)	6,668
Income tax provision	—	948	154	—	1,102
Net income (loss)	$5,566	$7,782	$2,051	$(9,833)	$5,566

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$308,556	$71,683	$—	$380,239
Cost of goods sold	—	188,012	57,821	—	245,833
Gross margin	—	120,544	13,862	—	134,406
Selling, general and administrative expenses	—	67,248	12,038	—	79,286
Amortization of intangibles	—	4,750	—	—	4,750
Restructuring	—	2,177	—	—	2,177
Operating income (loss)	—	46,369	1,824	—	48,193
Other income (expense):
Interest, net	—	(23,599)	(74)	—	(23,673)
Amortization of deferred financing costs	—	(1,718)	—	—	(1,718)
Equity in net income (loss) of subsidiaries	16,571	—	—	(16,571)	—
Income (loss) before income tax provision	16,571	21,052	1,750	(16,571)	22,802
Income tax provision	—	5,827	404	—	6,231
Net income (loss)	$16,571	$15,225	$1,346	$(16,571)	$16,571

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$378,533	$74,172	$(82,085)	$370,620
Cost of goods sold	—	265,753	58,921	(77,332)	247,342
Gross margin	—	112,780	15,251	(4,753)	123,278
Selling, general and administrative expenses	—	66,690	10,895	—	77,585
Amortization of intangibles	—	4,712	—	—	4,712
Restructuring	—	3,046	—	—	3,046
Operating income (loss)	—	38,332	4,356	(4,753)	37,935
Other income (expense):
Interest, net	—	(18,357)	(102)	—	(18,459)
Amortization of deferred financing costs	—	(1,261)	—	—	(1,261)
Equity in net income (loss) of subsidiaries	11,726	—	—	(11,726)	—
Income (loss) before income tax provision	11,726	18,714	4,254	(16,479)	18,215
Income tax provision	—	5,132	1,357	—	6,489
Net income (loss)	$11,726	$13,582	$2,897	$(16,479)	$11,726

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$5,373	$5,974	$(601)	$(5,373)	$5,373
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,885	2,109	746	(2,855)	1,885
Pension and postretirement	(14)	—	(14)	14	(14)
Comprehensive income (loss)	$7,244	$8,083	$131	$(8,214)	$7,244

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$5,566	$7,782	$2,051	$(9,833)	$5,566
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,363)	(8,621)	(589)	9,210	(5,363)
Pension and postretirement	(18)	(16)	(2)	18	(18)
Comprehensive income (loss)	$185	$(855)	$1,460	$(605)	$185

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$16,571	$15,225	$1,346	$(16,571)	$16,571
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,100	3,500	696	(4,196)	2,100
Pension and postretirement	25	38	(13)	(25)	25
Comprehensive income (loss)	$18,696	$18,763	$2,029	$(20,792)	$18,696

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$11,726	$13,582	$2,897	$(16,479)	$11,726
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,381)	(4,672)	192	4,480	(2,381)
Pension and postretirement	(8)	(7)	(1)	8	(8)
Comprehensive income (loss)	$9,337	$8,903	$3,088	$(11,991)	$9,337

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent - Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$25,650	$6,966	$—	$32,616
Accounts receivable, net	—	61,754	14,346	—	76,100
Inventories	—	91,110	12,514	—	103,624
Prepaid expenses and other	—	4,471	8,207	—	12,678
Deferred tax assets	—	2,823	—	—	2,823
Total current assets	—	185,808	42,033	—	227,841
Property, plant and equipment, net	—	60,537	12,928	—	73,465
Goodwill	—	188,369	—	—	188,369
Intangibles, net	—	130,743	5,270	—	136,013
Deferred financing fees	—	16,118	—	—	16,118
Other assets	—	503	—	—	503
Investment in and advances to subsidiaries	176,338	79,232	—	(255,570)	—
Total assets	$176,338	$661,310	$60,231	$(255,570)	$642,309
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,233	$403	$—	$1,636
Accounts payable	—	25,973	9,440	—	35,413
Accrued and other liabilities	—	32,887	8,262	—	41,149
Accrued interest	—	9,576	91	—	9,667
Income taxes payable	—	86	706	—	792
Deferred tax liability	—	3,584	—	—	3,584
Total current liabilities	—	73,339	18,902	—	92,241
Long-term obligations, less current maturities	—	357,559	858	—	358,417
Deferred tax liabilities	—	81,949	—	—	81,949
Other long-term liabilities	—	14,567	1,812	—	16,379
Net equity (deficit) and advances to / from subsidiaries	83,015	19,810	(36,266)	(66,559)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,782	(58,337)	—
Additional paid-in-capital	84,847	111,207	15,669	(126,876)	84,847
Retained Earnings / (Accumulated deficit)	8,632	4,032	1,901	(5,933)	8,632
Accumulated other comprehensive income (loss)	(156)	(3,708)	1,573	2,135	(156)
Total stockholder's equity (deficit)	93,323	114,086	74,925	(189,011)	93,323
Total liabilities and stockholder's equity (deficit)	$176,338	$661,310	$60,231	$(255,570)	$642,309

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(Dollars in thousands)

	Parent - Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$15,298	$5,558	$—	$20,856
Accounts receivable, net	—	56,893	11,677	—	68,570
Inventories	—	85,345	10,666	—	96,011
Prepaid expenses and other	—	7,057	4,915	—	11,972
Deferred tax assets	—	2,823	—	—	2,823
Total current assets	—	167,416	32,816	—	200,232
Property, plant and equipment, net	—	61,971	11,890	—	73,861
Goodwill	—	182,429	—	—	182,429
Intangibles, net	—	136,515	3,750	—	140,265
Deferred financing fees	—	13,416	—	—	13,416
Other assets	—	502	—	—	502
Investment in and advances to subsidiaries	191,135	79,232	—	(270,367)	—
Total assets	$191,135	$641,481	$48,456	$(270,367)	$610,705
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,276	$439	$—	$1,715
Accounts payable	—	23,299	6,406	—	29,705
Accrued and other liabilities	—	38,120	5,440	—	43,560
Accrued interest	—	1,081	—	—	1,081
Income taxes payable	—	1,929	946	—	2,875
Deferred tax liability	—	3,584	—	—	3,584
Total current liabilities	—	69,289	13,231	—	82,520
Long-term obligations, less current maturities	—	263,246	361	—	263,607
Deferred tax liabilities	—	78,927	—	—	78,927
Other long-term liabilities	—	16,184	1,897	—	18,081
Net equity (deficit) and advances to / from subsidiaries	23,565	108,505	(39,149)	(92,921)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,145	(57,700)	—
Additional paid-in-capital	177,790	111,207	15,456	(126,663)	177,790
Retained Earnings / (Accumulated deficit)	(7,939)	(323)	1,044	(721)	(7,939)
Accumulated other comprehensive income (loss)	(2,281)	(8,109)	471	7,638	(2,281)
Total stockholder's equity (deficit)	167,570	105,330	72,116	(177,446)	167,570
Total liabilities and stockholder's equity (deficit)	$191,135	$641,481	$48,456	$(270,367)	$610,705

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$17,224	$27,292	$335	$(16,571)	$28,280
Cash flows from investing activities:
Capital expenditures	—	(6,719)	(1,628)	—	(8,347)
Acquisition of business, net of cash acquired	—	(4,600)	1,102	—	(3,498)
Other	—	1,022	(1,520)	—	(498)
Net cash provided by (used in) investing activities	—	(10,297)	(2,046)	—	(12,343)
Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000	—	—	100,000
Senior Secured Notes discount	—	(5,200)	—	—	(5,200)
Repayments of other long-term obligations	—	(933)	(302)	—	(1,235)
Deferred financing fees	—	(4,421)	—	—	(4,421)
Dividend payment to Parent	(93,507)	—	—	—	(93,507)
Changes in net equity	76,370	(96,303)	3,362	16,571	—
Other, net	(87)	—	—	—	(87)
Net cash provided by (used in) financing activities	(17,224)	(6,857)	3,060	16,571	(4,450)
Effect of exchange rate changes on cash and cash equivalents	—	214	59	—	273
Total increase in cash and cash equivalents	—	10,352	1,408	—	11,760
Total cash and cash equivalents beginning of period	—	15,298	5,558	—	20,856
Total cash and cash equivalents end of period	$—	$25,650	$6,966	$—	$32,616

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operations:
Net cash provided by (used in) operating activities	$4,451	$13,141	$1,694	$(16,128)	$3,158
Cash flows from investing activities:
Capital expenditures	—	(269)	(12,367)	—	(12,636)
Other	—	(449)	—	—	(449)
Net cash provided by (used in) investing activities	—	(718)	(12,367)	—	(13,085)
Cash flows from financing activities:
Repayments of other long-term obligations	—	(2,154)	418	—	(1,736)
Repayment of Senior Subordinated Notes	(176,095)	—	—	—	(176,095)
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	—	—	—	183,685
Changes in net equity	(12,041)	(16,665)	12,578	16,128	—
Other	—	(561)	—	—	(561)
Net cash provided by (used in) financing activities	(4,451)	(19,380)	12,996	16,128	5,293
Effect of exchange rate changes on cash and cash equivalents	—	386	(532)	—	(146)
Total increase (decrease) in cash and cash equivalents	—	(6,571)	1,791	—	(4,780)
Total cash and cash equivalents beginning of period	—	18,692	3,707	—	22,399
Total cash and cash equivalents end of period	$—	$12,121	$5,498	$—	$17,619

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

On July 13, 2012, the Company acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls, Inc., a leading maker of advanced, intelligent CNC controllers used in shape-cutting machines. Cash paid at the time of purchase was $3,498. The total purchase price, net of cash acquired and including the outstanding debt of the companies acquired, as well as an earn-out provision based on specified sales targets, was $4,493.

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

Results of Operations

The following is a discussion of the results of operations for the three and nine months ended September 30, 2012 and 2011.

Net sales

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Net sales summary:
Americas	$77,657	$77,608	0.1%	$250,764	$238,215	5.3%
Asia-Pacific	35,029	37,826	(7.4)%	101,961	102,723	(0.7)%
Europe/RoW	8,425	9,420	(10.6)%	27,514	29,682	(7.3)%
Consolidated	$121,111	$124,854	(3.0)%	$380,239	$370,620	2.6%

Net sales for the three months ended September 30, 2012 decreased $3.7 million as compared to the same period in 2011, with approximately $3.8 million related to decreased volumes and an additional $0.6 million decrease attributable to foreign currency translation, partially offset by $0.7 million increase in net sales associated with price increases.

Net sales for the nine months ended September 30, 2012 increased $9.6 million as compared to the same period in 2011, with approximately $7.4 million associated with price increases and $2.5 million related to increased volumes, partially offset by a decrease in net sales of $0.3 million attributable to foreign currency translation.

Gross margin

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Gross margin	$43,395	$42,258	2.7%	$134,406	$123,278	9.0%
% of sales	35.8%	33.8%		35.3%	33.3%

For the three months ended September 30, 2012, gross margin as a percent of net sales increased 2.0% as compared to the same period in 2011. As compared to the prior year quarter, the Company recorded $0.6 million of lower expense in the current quarter under its use of the last-in first-out (“LIFO”) inventory method as lower expected inflation of manufacturing costs is expected in the current year. Additionally, a $1.2 million inventory charge related to restructuring activities was recorded in the third quarter of 2011 that did not repeat in the current quarter. These favorable impacts on the current quarter gross margin were partially offset by $0.9 million in severance costs in the current quarter. Excluding these items, gross margin as a percent of sales was 36.6% in the third quarter of 2012 compared to 35.3% in the third quarter of 2011. This remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our total cost productivity (“TCP”) program to lower costs and improve efficiency.

For the nine months ended September 30, 2012, gross margin as a percent of net sales also increased 2.0% as compared to the same period in 2011. As compared to the prior year, the Company recorded $2.0 million of lower expense in the current year related to the LIFO inventory method as lower inflation of manufacturing costs is expected in the current year.  Additionally, a $1.2 million inventory charge related to restructuring activities was recorded in the third quarter of 2011 that did not repeat in the current year. Also in the first nine months of 2011, the Company expensed $3.3 million to cost of sales related to fair value purchase accounting adjustments for inventory. These favorable impacts on the current year gross margin were partially offset by $0.9 million in severance costs in the current year. Excluding these items, gross margin as a percent of sales was 35.6% in the first nine months of 2012 compared to 35.1% in the first nine months of 2011. This remaining increase is primarily due to lower depreciation expense in 2012 as certain fixed assets became fully depreciated.

Selling, general and administrative expenses

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Selling, general and administrative expenses	$25,385	$25,030	1.4%	$79,286	$77,585	2.2%
% of sales	21.0%	20.0%		20.9%	20.9%

For the three months ended September 30, 2012, selling, general, and administrative (“S,G&A”) costs increased approximately $0.4 million over the comparable period of 2011. This increased dollar spend is primarily a result of planned increased headcount and headcount-related expenses primarily in the sales and marketing areas and one-time costs associated with the Company's name change, partially offset by a reduction in incentive compensation.

For the nine months ended September 30, 2012, S,G&A costs increased $1.7 million over the comparable period of 2011.  This increased dollar spend is primarily a result of planned increased headcount and headcount-related expenses primarily in the sales and marketing areas and one-time costs associated with the Company's name change. These cost increases were partially offset by decreased incentive compensation.

Restructuring

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company expects to complete these activities in the first half of 2013.  These exit activities impact approximately 170 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint

The Company expects that an additional $715 of restructuring expense associated with these activities will be incurred through the first half of 2013.

The following provides a summary of restructuring costs incurred during the three and nine months ended September 30, 2012 and 2011, incurred to date and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
September 30, 2012	$176	$346	$522
September 30, 2011	1,302	1,129	2,431

Nine Months Ended
September 30, 2012	$804	$1,373	$2,177
September 30, 2011	1,698	1,348	3,046

As of September 30, 2012
Cumulative restructuring costs	$4,002	$3,583	$7,585
Total expected restructuring costs	$4,100	$4,200	$8,300

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

Interest, net

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Interest, net	$8,490	$6,106	39.0%	$23,673	$18,459	28.2%

Interest expense for the three months ended September 30, 2012 and 2011 was $8.5 million and $6.1 million, respectively.  The increase in interest expense is a result of the additional issuance of $100 million of Senior Secured Notes due 2017 in March 2012.

Interest expense for the nine months ended September 30, 2012 and 2011 was $23.7 million and $18.5 million, respectively.  The increase in interest expense reflects the effect of the additional issuance of $100 million of Senior Secured Notes due 2017 in March 2012, while the first nine months of 2011 partially included $176 million of Senior Subordinated Notes due 2014 that were redeemed on February 1, 2011.  The first nine months of 2012 also included a 45 basis point increase in the Company’s effective interest rate as compared to the first nine months of 2011.

Income tax provision

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Income tax provision	$1,428	$1,102	29.6%	$6,231	$6,489	(4.0)%
% of income before tax	21.0%	16.5%		27.3%	35.6%

The effective tax rate for 2012 is estimated to approximate 28.4% for the year.  The decrease in the effective tax rate from the rate of 35.6% for the first nine months of 2011 is a result of an increased release of valuation allowances associated with higher U.S. operating income projected in 2012, partially offset by foreign earnings which are currently taxable as "deemed dividends" in the U.S. The income taxes currently payable for 2012 are estimated to be 24.8% and are primarily related to foreign jurisdictions.

Net income

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Net income	$5,373	$5,566	(3.5)%	$16,571	$11,726	41.3%
% of sales	4.4%	4.5%		4.4%	3.2%

For the third quarter of 2012, net income was $5.4 million compared to $5.6 million in the third quarter of 2011.  The lower net income for the third quarter of 2012 reflects a lower net sales base and higher S,G&A spending, as well as increased interest expense, as compared to the third quarter of 2011. This decrease in net income was partially offset by decreased manufacturing and restructuring charges as compared to the comparable period in the prior year.

For the first nine months of 2012, net income was $16.6 million compared to $11.7 million in the first nine months of 2011.  The higher net income amount for the first nine months of 2012 reflects a higher net sales base combined with lower manufacturing costs as compared to the first nine months of 2011. This increase in net income is partially offset by higher interest expense and higher S,G&A spending in the first nine months of 2012 as compared to the comparable period in the prior year.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, debt service obligations and capital expenditures.  In 2012, we anticipate capital expenditures will be approximately $15.0 million.  We expect that these ongoing requirements will be funded from operating cash flow and periodic borrowings under the Working Capital Facility.

The Company’s cash flows from continuing operations from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

($'s in thousands)	Nine Months Ended
	September 30, 2012	September 30, 2011
Net cash provided by (used in):
Operating activities	$28,280	$3,158
Investing activities	(12,343)	(13,085)
Financing activities	(4,450)	5,293

Operating Activities

Net cash provided by operating activities for the first nine months of 2012 was $28.3 million compared to $3.2 million of cash used in same period in 2011. This increase in cash was driven largely by lower uses of cash for working capital, particularly inventory, and an $8.7 million payment of interest on the Senior Subordinated Notes in 2011.

Investing Activities

Cash used in investing activities used $12.3 million and $13.1 million of cash for the nine months ended September 30, 2012 and 2011, respectively. The acquisition of Robotronic Oy in the third quarter of 2012 used cash of $3.5 million. Capital spending, primarily for manufacturing equipment purchases, comprised the majority of the remaining amount of cash used for investing activities in the first nine months of 2012 and 2011.

Financing Activities

During the nine months ended September 30, 2012, the Company issued an additional $100.0 million of Senior Secured Notes due 2017, and paid $5.2 million of consent fees to bondholders as well as $4.4 million of financing fees in conjunction with the Notes offering.  The Company used the proceeds to pay a cash dividend of $93.5 million to its parent company to allow it to redeem a portion of its outstanding Series A preferred stock.  In the same period in 2011, the Company retired the $176.1 million of Senior Subordinated Notes outstanding and paid the related interest obligation of $8.7 million with the Trusteed Assets established in the December 2010 defeasance of the Notes.

With respect to the Working Capital Facility, $1.4 million of letters of credit were outstanding and the unused availability, net of these letters of credit, was $58.5 million at September 30, 2012.

At September 30, 2012, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments. Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

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

Approximately 31% of the net sales for both the three and nine months ended September 30, 2012 were denominated in foreign currencies, primarily the Australian Dollar and the Euro.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, China and Italy for sales into those regions.  Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. Dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates. At September 30, 2012, $1.4 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

The information contained in Note 10 – “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.

Item 6.  Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Third Supplemental Indenture, dated as of July 13, 2012, among ProMotion Controls, Inc., Victor Technologies Group, Inc. and U.S. Bank National Association, as trustee					X
*10.1	Executive Employment Agreement between Victor Technologies Group, Inc. and E. Lee Qualls, dated as of July 9, 2012	10-Q	001-13023	10.2	8/14/2012
10.2	Lease Contract dated August 17, 2012, by and between Ningbo OMAC CNC Machinery Co., Ltd. and Victor (Ningbo) Cutting & Welding Equipment Manufacturing Company Ltd.	8-K	001-13023	10.1	8/23/2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
*101.INS	XBRL Instance Document					X
*101.SCH	XBRL Taxonomy Extension Schema Document					X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
(Principal Financial Officer)
Date: November 13, 2012