Form 10-K
period 2012-12-31
Victor Technologies Group, Inc.
filed 2013-03-27
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, outstanding at March 27, 2013.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following and those discussed under the “Risk Factors” section of this Annual Report on Form 10-K:

a)	the impact of uncertain global economic conditions on our business and those of our customers;

b)	the cost and availability of raw materials;

c)	our ability to implement cost-reduction initiatives timely and successfully;

d)	operational and financial developments and restrictions affecting our international sales and operations;

e)	the impact of currency fluctuations, exchange controls, and devaluations;

f)	the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carryforwards;

g)	fluctuations in labor costs;

h)	consolidation within our customer base and the resulting increased concentration of our sales;

i)	actions taken by our competitors that affect our ability to retain our customers;

j)	our ability to meet customer needs by introducing new and enhanced products;

k)	our ability to adequately enforce or protect our intellectual property rights;

l)	the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments;

m)	disruptions in the credit markets;

n)	our relationships with our employees and our ability to retain and attract qualified personnel;

o)	the identification, completion and integration of strategic acquisitions;

p)	our ability to implement our business strategy;

q)	the impact of a material disruption of our operations on our ability to meet customer demand and on our capital expenditure requirements;

r)	liabilities arising from litigation, including product liability risks, and

s)	the costs of compliance with and liabilities arising under environmental laws and regulations.

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

PART I

Item 1. Business
Introduction
Victor Technologies provides superior branded solutions for cutting, gas control and specialty welding, continuing a heritage of designing innovative products that evolve as a result of carefully listening to end users and anticipating their needs. This singular focus, built upon creating new and better solutions, is reflected in the vision statement, “Innovation to Shape the WorldTM.” Our products are used in a wide variety of applications and industries where steel is cut and welded, including steel fabrication, manufacturing of transportation and mining equipment, construction projects, such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and shipbuilding.  We market our products under a widely recognized portfolio of brands, many of which are the leading brand in their segment, including Victor®, Victor® Thermal Dynamics®, Victor® Arcair®, Victor® Turbo Torch®, Tweco®, Thermal Arc®, Stoody®, Firepower® and Cigweld®. We sell our products primarily through over 3,300 industrial distributor accounts, including large industrial gas manufacturers, in over 50 countries.
Effective May 21, 2012, we changed our name from Thermadyne Holdings Corporation ("Thermadyne") to Victor Technologies Group, Inc. (“Victor Technologies” or the "Company"). Thermadyne Technologies Holdings, Inc. (“Technologies”), the parent company of Victor Technologies, accordingly changed its name to Victor Technologies Holdings, Inc. ("Holdings"). We announced the name change to Victor Technologies to leverage the company's strongest and most established brand, Victor®.
On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (the "Merger" or the “Acquisition”). (Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc.) As used in this Report, the term “Successor” refers to the Company following the Merger and the term “Predecessor” refers to the Company prior to the Merger.  For a discussion of the basis of presentation of our financial information in this Annual Report on Form 10-K, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.
Holdings’ sole asset is its 100% ownership of the stock of Victor Technologies.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 98.2% of the outstanding equity of Holdings, and certain members of Victor Technologies' management hold the remaining equity capital.
As used in this Annual Report on Form 10-K, the terms “Victor Technologies Group, Inc.,” “Victor Technologies,” “the Company,” “we,” “our,” or “us,” mean Victor Technologies Group, Inc. and its subsidiaries.
Our Industry
We believe that steel production is the leading indicator for market demand in the cutting and welding products industry. We estimate that the global cutting and welding industry is an approximately $15.5 billion market consisting of three main product categories and several subcategories: (1) cutting products consisting of gas cutting equipment, gas control regulators, plasma cutting systems, and carbon arc gouging products; (2) welding products consisting of welding equipment and arc accessories; and (3) filler metals and hardfacing alloys. We primarily target the gas equipment, plasma cutting systems and arc accessories product segments, which we believe account for approximately 8%, 5% and 6% of the global cutting and welding market, respectively. We also participate as a specialty player in certain geographic areas in filler metals and hardfacing alloys, which we estimate constitutes approximately 57% of the market, and welding equipment, which comprises approximately 24% of the market. We believe that approximately 44% of the global market is located in the Asia-Pacific region, approximately 30% is located in the Americas and the remaining approximately 26% represents sales in Europe, the United Kingdom, the Middle East, Russia and Africa.
Our Company
Our portfolio includes some of the most globally recognized and well-established brands in the cutting and welding industry. Many of our brands have a long history dating back several decades. Victor is a leading brand of gas cutting and welding torches and gas control equipment and is celebrating its 100th anniversary in 2013. Tweco brand arc accessories are well-known for technical innovation, reliability and excellent product performance over their 70-year history. As one of the original two plasma brands, Victor Thermal Dynamics has been synonymous with plasma cutting since systems of this type were first developed in 1957. Cigweld, which was established in 1922, is the leading brand of cutting and welding equipment in Australia. Stoody, the leading brand of hardfacing wires and electrodes in the United States, was established in 1921. We believe our well established brand names and reputation for product quality have fostered strong brand loyalty among our customers, which generates repeat business and improves our ability to win new business as well as expand market share. In November 2012, we announced the realignment of our brand portfolio unifying all our cutting and gas control products under the Victor brand to represent the most comprehensive array of advanced cutting solutions in the market.
During 2012, we generated approximately 81% of our net sales from products either consumed in the everyday cutting and welding process or from torches and related accessories, which are frequently replaced due to the high level of wear and tear experienced during use. These items generally have low prices and are not considered capital expenditures by our customers, providing us with a consistent recurring sales base. We also benefit from a well-balanced mix of sales by end-market and geography. In 2012, approximately 55% of our net sales came from the United States and approximately 45% came from international markets, including approximately 27% from the Asia Pacific region, primarily Australia and China.
In July 2012, we acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls Inc., a leading maker of advanced, intelligent CNC controllers used in shape cutting machines. ProMotion Controls, with operations in Medina, Ohio, is the U.S. subsidiary of Robotronic Oy, with operations in Tampere, Finland. The company's products were integrated with the Victor® Thermal Dynamics® brand and have allowed us to provide end users with fully-integrated automated plasma cutting solutions that improve productivity.
Our Products
We offer products in each of the main categories and subcategories of the cutting and welding industry. Our diverse product base ensures that we are not dependent on any one category or subcategory.
Cutting & Gas Control Products
Gas Cutting & Gas Control Equipment (Approximately 34% of 2012 net sales). The advantage of gas equipment over other types of cutting equipment is that it does not require an external electrical power supply to operate, thereby providing the user with a versatile and portable source for cutting and heating in both workshop and outdoor locations. Our gas cutting equipment products include cutting torches, tips and nozzles. Gas control products regulate and control the flow of gases to the cutting torch and are also used in stand-alone applications beyond cutting, and include products such as regulators, manifolds, flow meters and flashback arrestors. All of the above are sold under the Victor, Cigweld and Victor Turbo Torch brand names. We believe Victor is the most recognized brand name in the gas equipment market and is viewed as an innovation and quality leader. Strong recognition of the Victor brand drives customer loyalty and repeat product purchases. The typical price range of these products is approximately $40 to $400. The design of gas equipment varies among manufacturers leading to a strong preference for “product styles.” Gas equipment products are used frequently in harsh environments, which necessitate a high rate of replacement as well as a high quality product.
Plasma Cutting Systems (Approximately 17% of 2012 net sales). Plasma cutting is a process whereby electricity from a power source and gas delivered through a plasma torch are used to cut steel and other metals. Plasma cutting is used in the fabrication, construction and repair of both steel and nonferrous metal products, including automobiles and related assemblies, manufactured appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Our high technology products associated with automated cutting have gained market share, and we expect these share gains to continue as we continue to introduce innovative new products.
Our plasma cutting products include power supplies, torches and related consumable parts that are sold under the Victor Thermal Dynamics brand name. On average, manual and automated plasma torches sell for approximately $350 and $1,000, respectively, while manual and automated power supplies sell for approximately $1,800 and $25,000, respectively. Both our manual and automated plasma systems utilize patented consumable parts, which provides a significant source of ongoing revenue.
Carbon Arc Gouging Products (Approximately 6% of 2012 net sales). The gouging process physically removes metal utilizing the intense heat of an electric arc between an electrode and the work piece and using compressed air to blow away the molten material. It is used for cutting metals and more typically to prepare an area for welding. The product category is sold under the Victor Arcair brand and consists of manual gouging torches, automated gouging systems and consumable parts named “carbons” which are rapidly consumed during the process. On average, the typical price range of torches and consumable products is approximately $25 to $1,800, while automated gouging systems sell in a range of price from $4,500 to $16,000.
Welding Products
Specialty Welding Equipment (Approximately 10% of 2012 net sales). The traditional arc welding process uses a welding power supply to deliver an electric arc through a welding torch, gun or electrode holder that melts filler metals to the parent material to form a weld. We offer a wide range of welding equipment, including electric power sources, wire feeders, engine drives and plasma welding equipment. These products are sold under the Thermal Arc and Cigweld  brand names and use Tweco accessories and Victor regulators. Our inverter and transformer-based electric arc power supplies typically range in price from approximately $100 to $5,000. Our plasma welding and engine-driven power supplies typically range in price from approximately $5,000 to $10,000 and from approximately $1,200 to $10,000, respectively.

Arc Accessories (Approximately 14% of 2012 net sales). Our arc accessories include manual and robotic semiautomatic welding guns and related consumables, ground clamps, electrode holders, cable connectors and assemblies that are sold under the Tweco brand name. Our arc welding guns typically range in price from approximately $90 to $400. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs. Customers tend to select arc accessories based on a preference for a certain look and feel that develops as a result of repeated usage over an extended period of time. This preference drives brand loyalty which, in turn, drives recurring sales of arc accessory products.
Filler Metals and Hardfacing Alloys
Filler Metals and Hardfacing Alloys (Approximately 19% of 2012 net sales). Filler metals are used to join metals during electric arc welding or brazing processes. Hardfacing alloys are welding consumables applied to impart wear and corrosion resistance by applying a protective coating either during the manufacturing or construction process or as maintenance to extend the life of an existing metal surface, such as a bulldozer blade. Our filler metals and hardfacing alloys include structural wires, hardfacing wires and electrodes that are sold under the Cigweld and Stoody brand names. Our filler metals and hardfacing alloys typically range in price from approximately $0.90 to $30.00 per pound. There are three basic types of filler metals and hardfacing alloys: stick electrodes, solid wire and flux cored wire. We believe that the filler metal and hardfacing alloys market is mature and that products sold in this product segment generally generate lower profit margins than products sold in the gas equipment, arc accessories and plasma equipment markets.
Customers
We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc. and Praxair, Inc., as well as a large number of other independent cutting and welding distributors, wholesalers and dealers. For the year ended December 31, 2012, our sales to customers in the United States represented 55% of our sales. Our largest distributor, Airgas, Inc., accounted for approximately 10%, 12% and 11% of our net sales in 2012, 2011 and 2010, respectively. Furthermore, our top five distributors represented 27%, 29% and 27% of our net sales in 2012, 2011 and 2010, respectively.
International Business
We had international sales, which included exports from the U.S. and foreign sales by our non-U.S. operations, of $222.3 million, $217.6 million and $192.5 million and for the years ended December 31, 2012, 2011 and 2010, respectively, which represented approximately 45% of our net sales in 2012 and 2011, respectively, and approximately 46% of net sales in 2010. Our international sales are affected by fluctuations in foreign currency exchange rates as well as economic conditions and other risks associated with foreign trade. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk.” Approximately 13% of our international sales for the year ended December 31, 2012 were sales of products manufactured at our U.S. facilities and exported to foreign customers in transactions primarily denominated in U.S. dollars. Our remaining international sales consisted of products manufactured at our international manufacturing facilities and sold by our foreign subsidiaries.
Sales and Brand Management
The sales and brand management organization oversees all sales and marketing activities, including strategic product pricing, promotion, and marketing communications. It is the responsibility of sales and brand management to profitably grow our sales, market share and margins in each region. The organization pursues these objectives through new product introductions, programs and promotions, price management and the implementation of distribution strategies to penetrate new markets.
Sales and brand management is organized into three regions: Americas, Asia Pacific and Europe/Rest of World (“RoW”). The Americas is comprised of the United States, Canada, Mexico and Latin and South America; Asia Pacific includes South Pacific (primarily Australia and New Zealand) and South and North Asia. Europe/RoW is comprised of the United Kingdom, Europe, the Middle East, Russia and Africa. In 2012, the Americas comprised approximately 66% of our net sales; Asia Pacific comprised approximately 27%; and Europe/RoW comprised approximately 7%. All product lines are sold throughout these regions although there is some variance in the mix among the regions.
The sales and brand management organizations consists of sales, brand management, marketing services and customer care personnel in each region. Members of the sales and brand management teams manage our relationships with our customers and channel partners who include distributors, wholesalers and retail customers. They provide feedback from the customers on product and service needs of the end-user customers, take our product lines to market, and provide technical and after sales service support. A national accounts team manages our largest accounts globally.

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
Research, Development and Technical Support
We have development and sustaining engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer needs. The sustaining engineering group provides technical support to the operations and sales groups for established products. As of December 31, 2012, we employed approximately 100 people in our development and sustaining engineering groups, including engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries and benefits for engineering personnel and materials, with $4.6 and $4.2 million of expenditures in 2012 and 2011, respectively, related to research for new product development.
Patents, Licenses and Trademarks
Our products are sold under a variety of trademarks and trade names. We own trademark registrations or have filed trademark applications for all of our trade names that we believe are material to the operation of our businesses. We also have approximately 240 issued patents and approximately140 pending patents and from time to time we acquire licenses from owners of patents to apply such patents to our operations. We do not believe any single patent or license is material to the operation of our businesses taken as a whole.
Competition
We believe we have three types of competitors: (1) three full-line welding equipment and filler metal manufacturers (Lincoln Electric Company; ESAB, a subsidiary of the Colfax Corp.; and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single-line, brand-specific competitors; and (3) a number of low-priced, small, specialty competitors. Our large competitors offer a wide portfolio of product lines with an emphasis on filler metals and welding power supplies and lines of specialty products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers’ discretionary purchases. International competitors have been less effective in penetrating the U.S. domestic markets due to product specifications, lack of brand recognition and their relative inability to access the welding distribution market channel.
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
We compete on the performance, functionality, price, brand recognition, customer service and support and availability of our products. We believe we compete successfully through the strength of our brands, by focusing on technology development and offering innovative industry-leading products in our specialty product areas.
Employees
As of December 31, 2012, we employed 1,980 people, approximately 530 of whom were engaged in sales, marketing and administrative activities, and approximately 1,450 of whom were engaged in manufacturing or other operating activities. None of our U.S. workforce is represented by labor unions, while most of the manufacturing employees in our foreign operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.

Available Information
Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site (www.victortechnologies.com) as soon as reasonably practicable after we electronically file the materials with or furnish them to the Securities and Exchange Commission.

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
The success of our business is directly affected by general economic conditions and other factors beyond our control. The end users of our products are engaged in commercial construction, oil and gas industry related construction and maintenance, general manufacturing and steel shipbuilding. The demand for our products, and therefore the results of our operations, are related to the level of production in these end-user industries. Specifically, our sales volumes are closely tied to the levels of steel related construction and fabrication activities. Steel production and shipments declined precipitously in late 2008 and into early 2009. In the fourth quarter of 2008, global economic conditions, particularly in the United States, began to deteriorate and severely deteriorated throughout much of 2009. In the United States, steel production declined 36.3% during 2009 from 2008 levels according to the World Steel Association, and global steel production excluding China declined 20.5%. Our net sales were adversely impacted by such conditions. Our business has been and continues to be adversely impacted by such conditions. According to the World Steel Association, world steel production grew 1.4% in 2012 as compared to 2011, 6.8% in 2011 compared to 2010, and 15.7% in 2010 compared to 2009, and demand for our products has varied during these periods. The duration and extent of any reduced demand, along with further potential declines in demand for our products, is uncertain. We believe the volatility in these global economic factors could have further adverse impacts on our operating results and financial condition.
Europe has continued to experience economic difficulties and economic conditions continue to be negatively affected by the European sovereign debt crisis. If economic or credit market conditions worsen, the global economic recovery slows further, the economic downturn in Europe expands beyond Europe or we are unable to successfully anticipate and respond to changing economic and credit market conditions, our business, financial condition and results of operations could be materially and adversely affected.
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
Approximately 45% of our consolidated net sales for 2012 were derived from outside of the United States. We have international operations located in Australia, Canada, China, England, Italy, Malaysia and Mexico. International sales and operations are subject to a number of special risks, including:

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

•
violations of the Foreign Corrupt Practices Act, the U.K. Bribery Act, economic sanctions regimes (including those administered by the Office of Foreign Asset Control of the Department of the U.S. Treasury) and other international laws and regulations; and

•	political instability and unrest.
Our products are used in metal fabrication operations to cut and join metal parts. Certain metal fabrication operations, as well as manufacturing operations generally, are moving from the United States to international locations where labor costs are lower. Selling products into international markets and maintaining and expanding international operations require significant coordination, capital and resources. If we fail to adequately address these developments, we may be unable to grow or maintain our sales and profitability. Also, in some foreign jurisdictions, we may be subject to laws that limit the right and ability of entities organized or operating in those jurisdictions to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our financial condition. In 2010, we initiated a comprehensive review of our compliance with foreign and U.S. duties requirements. While the ultimate resolution of the compliance review did not have a material effect on our business or financial condition, we cannot assure that future assessments will not adversely affect our business or financial condition.
We are subject to currency fluctuations and face risks arising from the imposition of exchange controls and currency devaluations.
We sell our products to distributors located in over 50 countries. During the years ended December 31, 2012, 2011 and 2010, approximately 45%, 45% and 46%, respectively, of our consolidated net sales were derived from markets outside the United States. Strengthening of the U.S. dollar exchange rate against other currencies increases the cost of our products to foreign purchasers and may adversely affect our sales.
For our operations conducted in foreign countries, transactions are typically denominated in various foreign currencies. The costs of our operations in these foreign locations are also denominated in those local currencies. Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our reported financial results. In addition, some sale transactions pose foreign currency exchange settlement risks. For 2012 and 2011, the Australian dollar represented approximately 19% and 20%, respectively, of our total net sales and approximately 43% and 45%, respectively, of our international net sales. Our Australian operations typically maintain 60 to 90 day forward purchase commitments for U.S. dollars to reduce the risk of an adverse currency exchange movement in connection with U.S. denominated materials purchases.  Currency fluctuations have affected our reported financial performance in the past and will affect our reported financial performance in the future.

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
As of December 31, 2012, we had U.S. net operating loss carryforwards of approximately $113.4 million from the years 2001 through 2010 available to offset future federal taxable income. Similarly, we had net operating loss carryforwards to offset state taxable income in varying amounts. Our federal net operating loss carryforwards will expire between the years 2020 and 2030. As a result of changes in our stock ownership in 2010, we estimate that the use of our federal net operating loss carryforwards will be limited to $17.7 million per year with unused limitation amounts available for use in subsequent years. In addition, this limitation is increased by any gains realized that were inherent on assets owned at the time of the Merger and related transactions.  However, future change of control transactions or other transactions could further limit our use of net operating loss carryforwards. There is also no assurance that the Internal Revenue Service (“IRS”) or other taxing authorities will not challenge our determination of net operating loss carryforwards and limit them. Limitations on our ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of our net operating loss carryforwards by requiring us to pay federal and state income taxes earlier than we otherwise would be required, and causing part of our net operating loss carryforwards to expire without our having fully utilized them. An ownership change could also limit our use of other credits, such as foreign tax credits, in future years. These various limitations resulting from an ownership change could have a material adverse effect on our cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by an ownership change, which will depend on various factors.
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
We depend on more than 3,300 independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at their branch locations and the prices at which they are sold, which impacts how accessible our products are to end users of our products. Almost all of the distributors with whom we do business offer competing products and services to end users. There is a trend toward consolidation of these distributors, which has been escalating in recent years. Our largest distributor — Airgas, Inc. — accounted for 10%, 12% and 11% of our net sales in 2012, 2011 and 2010, respectively. Recent economic events or future similar events could undermine the economic viability of some of our distributors. These events could also cause our competitors to introduce new economic inducements and pricing arrangements that may cause our distributors to increase purchases from our competitors and reduce purchases from us. The continued consolidation of these distributors, the loss of certain key distributors or an increase in the distributors’ purchase of our competitors’ products for sale to end users could adversely affect our results of operations.
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
We own a number of patents, trademarks and licenses related to our products and rights under patents owned by others. While no single patent, trademark or license is material to the operation of our business as a whole, our ability to enforce our intellectual property rights in the United States and in foreign countries is critical to our competitive position and our ability to continue to bring new and enhanced products to the marketplace. We rely upon patent, trademark and trade secret laws in the United States and similar laws in foreign countries, as well as agreements with our employees, customers, suppliers and other third parties, to establish and maintain our intellectual property rights. Third parties may challenge, infringe upon or otherwise circumvent our intellectual property rights, which could adversely impact our competitive position. Further, the enforceability of our intellectual property rights in various foreign countries is uncertain. Accordingly, in certain countries, we may be unable to protect our intellectual property rights against unauthorized third-party copying or use, which could harm our competitive position and could adversely affect our results of operations.
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
Changes in benchmark interest rates (e.g., the London Interbank Offered Rate (“LIBOR”)) will impact the interest cost component associated with our variable interest rate debt. Our variable rate debt includes any borrowings under the Working Capital Facility. Changes in interest rates would affect our cost of future borrowings and increase our interest expense. Significant increases in interest rates would adversely affect our financial condition and results of operations if we have balances outstanding on our Working Capital Facility during the year.
We are subject to risks caused by disruptions in the credit markets.
The Working Capital Facility is provided under an agreement with General Electric Capital Corporation, which will mature in 2015. Our operations may be funded through daily borrowings and repayments from and to our lender under the Working Capital Facility. Our ability to access this facility will be affected by the amount and value of our assets which are used to determine the borrowing base under the facility. The temporary or permanent loss of the use of the Working Capital Facility or the inability to replace this facility when it expires could have a material adverse effect on our business and results of  operations.
Credit availability for our suppliers and customers has been reduced due to the disruptions in the credit markets and the general global economic environment. This decreased availability for our customers and suppliers may have an adverse effect on the demand for our products, the  collection of our accounts receivable and our ability to timely fulfill our commitments.
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
Our ability to provide high-quality products and services for our customers and to manage the complexity of our business is dependent on our ability to retain and to attract skilled personnel in the areas of product engineering, manufacturing, sales, brand management and finance. Our businesses rely heavily on key personnel in the engineering, design, formulation and manufacturing of our products. Our success is also dependent on the management and leadership skills of our senior management team. As with all of our employees, we focus on maintaining a productive relationship with our key personnel. However, we cannot ensure that our employees will remain with us indefinitely. The loss of a key employee and the inability to find an adequate replacement could materially impair our relationship with key customers and suppliers, which could damage our business, results of operations and financial condition.
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
Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the generation, handling, storage, use, management, transportation and disposal of, or exposure to, hazardous materials resulting from the manufacturing process and employee health and safety. Permits are required for our operations and these permits are subject to renewal, modification and, in certain circumstances, revocation. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. Environmental, health and safety laws and regulations, and the interpretation and enforcement thereof are subject to change and have tended to become stricter over time. While we are not currently aware of any outstanding material claims or obligations, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits required at our facilities, which, as a result, could have a material adverse effect on our business, financial condition and operating results.
Contaminants have been detected at some of our present and former sites. In the past, we have been named as a potentially responsible party at certain Superfund sites to which we may have sent hazardous waste materials. While we are not currently aware of any contaminated or Superfund sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, the ultimate costs under environmental laws and the timing of these costs are difficult to predict. Liability under some environmental laws relating to contaminated sites, including the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, can be imposed retroactively and without regard to fault. Further, one responsible party could be held liable for all costs at a site. Thus, we may incur material liabilities related to the investigation and remediation of contaminated sites under existing environmental laws and regulations or environmental laws and regulations that may be adopted in the future, which, as a result, could have a material adverse effect on our business, financial condition and operating results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate manufacturing facilities in the United States, Italy, Malaysia, Australia, China and Mexico, and our principal distribution facilities are located in the United States, England and Canada. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.
We lease a 19,500 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as some of our centralized services.
The following table describes the location and general character of our principal properties as of December 31, 2012:

Location of Facility*	Building Space (sq. ft)	Number of Buildings
Denton, Texas	235,420	4 buildings (office, manufacturing, storage, sales training)
Bowling Green, Kentucky	188,108	1 building (office, manufacturing, warehouse)
Roanoke, Texas	176,029	1 building (manufacturing, warehouse)
West Lebanon, New Hampshire (1)	51,520	2 buildings (office, manufacturing)
Hermosillo, Sonora, Mexico	242,800	1 building (office, manufacturing)
Oakville, Ontario, Canada	43,680	1 building (office, warehouse)
Melbourne, Australia (2)	273,425	2 buildings (office, manufacturing, warehouse)
Ningbo, China (3)	202,243	2 buildings (office, manufacturing, warehouse)
Rawang, Malaysia	59,320	1 building (office, warehouse)
Milan, Italy	32,000	3 buildings (office, manufacturing, warehouse)

* All of the above facilities are leased, except for the manufacturing facility located in Melbourne, Australia, which is owned. We also have additional assembly and warehouse facilities located in the United Kingdom, Australia and Indonesia.

(1)
In connection with the relocation of manufacturing operations formerly located at our West Lebanon facility, we exercised our option under the lease agreement to reduce the leased space at the facility from approximately 160,000 square feet to 51,520 square feet, effective December 1, 2012. We currently maintain engineering, technical services and returned goods functions and a small assembly operation at this facility.

(2)
In January 2013, we announced that we will be ceasing manufacturing operations at our owned manufacturing facility in Melbourne. Certain assembly activities, as well as the corporate offices of our Cigweld subsidiary, will remain at the current lease facility in Melbourne. We are evaluating lease or sale opportunities with respect to the owned manufacturing facility in Melbourne. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

(3)	In October 2012, we moved our operations from our former facility in Ningbo, which covered 114,716 square feet.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock. As of December 31, 2012, we had 1,000 shares of common stock outstanding, all of which were held by Holdings, our parent company. Except as discussed below, during 2012 and 2011, we did not declare or pay a dividend on our common stock.  On March 6, 2012, we declared a cash dividend in the amount of $93,507,863, or $93,507.863 per share of common stock, and we paid such dividend to Holdings on March 12, 2012.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” included in Item 7 of this Report.
Our ability to pay dividends is limited by the terms of our Senior Secured Notes indenture and our Working Capital Facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. The declaration of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.  We do not expect to pay cash dividends in the foreseeable future.  For information regarding our Senior Secured Notes and Working Capital Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” in Item 7 of this Report.
We did not sell or repurchase any of our equity securities during 2012.

Item 6. Selected Financial Data
The selected financial data for the years ended December 31, 2012 and 2011, the period from December 3, 2010 through December 31, 2010, the period from January 1, 2010 through December 2, 2010, and the years ended December 31, 2009 and 2008, respectively, set forth below has been derived from our audited consolidated financial statements for such years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein.

	Successor			Predecessor
			December 3, 2010	January 1, 2010
($ in millions)	Fiscal Year Ended December 31,		through December 31,	through December 2,	Fiscal Year Ended December 31,
	2012	2011	2010	2010	2009	2008
Consolidated Statement of Operations Data:
Net Sales	$496.1	$487.4	$28.7	$387.2	$347.7	$516.9
Operating income (loss)	64.2	40.8	(12.8)	37.6	19.7	43.9
Income (loss) from continuing operations	21.6	6.7	(14.7)	6.1	1.1	10.5
Income (loss) from discontinued operations, net of tax	—	—	—	—	3.1	0.2
Net income (loss)	$21.6	$6.7	$(14.7)	$6.1	$4.2	$10.7
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities (1)	$33.1	$7.1	$(7.7)	$45.1	$21.5	$18.4
Net cash provided by (used in) investing activities	(16.7)	(15.7)	(2.0)	(6.8)	(8.1)	(16.9)
Net cash provided by (used in) financing activities (1)	(5.2)	7.3	10.9	(32.8)	(12.2)	(4.5)
Depreciation and amortization	20.6	22.5	2.0	12.4	13.0	12.4
Capital expenditures	(12.6)	(14.8)	(1.8)	(6.5)	(7.7)	(12.8)

	Successor			Predecessor
($ in millions)	As of December 31,			As of December 31,
	2012	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data:
Cash and cash equivalents	$32.4	$20.9	$22.4	$14.9	$11.9	$16.2
Trusteed assets	—	—	183.7	—	—	—
Accounts receivable, less allowance for doubtful accounts	65.0	68.6	62.9	56.6	72.0	83.9
Inventory	100.6	96.0	85.4	74.4	102.5	91.0
Total assets	628.7	610.7	788.0	454.9	494.4	497.4
Total debt (2)	359.1	265.3	442.9	217.0	234.0	234.6
Total shareholders' equity	97.4	167.6	164.8	127.8	118.3	122.1

(1)
Stock compensation expenses (gains) previously classified as a financing activity in the statements of cash flows have been reclassified to operating activities for all periods presented in the amounts of $25 for the period from December 3, 2010 through December 31, 2010, $682 for the period from January 1, 2010 through December 2, 2010, and $(579), $1,362, and $1,609 for the years ended December 31, 2009, and 2008 respectively.

(2)	Total debt at December 31, 2010 includes the Senior Subordinated Notes due 2014, which were redeemed with the use of the trusteed assets on February 1, 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We provide superior branded solutions for cutting, gas control and specialty welding, continuing a heritage of designing innovative products that evolve as a result of carefully listening to end users and anticipating their needs. This singular focus, built upon creating new and better solutions, is reflected in the vision statement, “Innovation to Shape the WorldTM.” Our products are used in a wide variety of applications and industries where steel is cut and welded, including steel fabrication, manufacturing of transportation and mining equipment, construction projects, such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and shipbuilding.  We design, manufacture and sell products in six principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) carbon arc gouging projects and consumable parts; (4) welding equipment; (5) arc accessories, including torches, consumable parts and accessories; and (6) filler metals and hardfacing alloys. We operate our business in one reportable segment.
Historically, demand for our products has been cyclical because many of the end users of our products are themselves in highly cyclical industries, such as commercial construction, steel shipbuilding, petrochemical construction and general manufacturing. The demand for our products and, therefore, our results of operations are related to the level of production in these end-user industries.
The availability and the cost of the components of our manufacturing processes, and particularly raw materials, are key determinants in achieving future success in the marketplace as well as profitability. The principal raw materials we use in manufacturing our products are copper, brass, steel and plastic, which are widely available. Certain other raw materials used in our hardfacing alloy products, such as cobalt and chromium, are available primarily from sources outside the United States. Historically, we have been able to obtain adequate supplies of raw materials at acceptable prices, but with increasing volatility.
Our operating profit is also affected by the mix of the products we sell, as margins are generally higher on torches and their replacement parts, as compared to power supplies and filler metals.
For the year ended December 31, 2012, approximately 55% of our sales were made to customers in the U.S.  Approximately 13% of our international sales are U.S. export sales and are denominated in U.S. dollars.  The U.S. dollar exchange rate remained relatively stable in 2012 as compared to the major currencies in which we conduct business. In general the U. S. dollar weakened during the first nine months of 2011, as well during 2010, but strengthened in the last three months of 2011, relative to these foreign currencies.  A weakening of the U.S. dollar increases our international sales and certain of our international manufacturing costs as translated into U.S. dollars and also may serve to increase our export sales.  Similarly, the strengthening of the U.S. dollar against other currencies is expected to have the opposite effects on our international sales and certain of our manufacturing costs.

Acquisition Leading to Fresh Start Accounting
On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (the "Merger" or the “Acquisition”). (Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. (“Technologies”).)
Effective May 21, 2012, Thermadyne changed its name to Victor Technologies Group, Inc. (“Victor Technologies” or the "Company"). Thermadyne Technologies, the parent company of Victor Technologies, accordingly changed its name to Victor Technologies Holdings, Inc. ("Holdings").
Holdings’ sole asset is its 100% ownership of the stock of Victor Technologies.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 98.2% of the outstanding equity of Holdings, and certain members of Victor Technologies' management hold the remaining equity capital.
The Acquisition was accounted for in accordance with United States accounting guidance for business combinations and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010.
Although Victor Technologies continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows, and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition (prior to December 3, 2010), and the period succeeding the Acquisition, respectively.
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

2010 Unaudited Pro Forma Condensed Consolidated Statement of Operations
All references to “Predecessor” relate to Victor Technologies for periods prior to the Merger. All references to “Successor” relate to Victor Technologies for periods subsequent to the Merger. References to “we,” “us,” “our,” and the “Company” relate to Predecessor for the periods prior to the Merger and to Successor for periods subsequent to the Merger.
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

•	Successor received $176.0 million in equity contributions and became a wholly-owned subsidiary of Holdings.

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

Unaudited Pro Forma Condensed Statements of Operations
For the Combined Period (Twelve Months) Ended December 31, 2010
(dollars in thousands)

	Predecessor	Successor
	January 1	December 3			Pro Forma 2010
	through	through	Pro Forma		Combined
	December 2, 2010	December 31, 2010	Adjustments		Period
Net sales	$387,238	$28,663	$—		$415,901
			4,548	(a)
			(1,672)	(b)
Cost of goods sold	256,948	21,910	615	(c)	282,349
Gross margin	130,290	6,753	(3,491)		133,552
			(16,753)	(d)
			1,330	(a)
Selling, general and administrative expenses	90,142	19,044	1,379	(e)	95,142
Amortization of intangibles	2,515	531	3,287	(f)	6,333
Operating income (loss)	37,633	(12,822)	7,266		32,077
Other income (expense):
Interest, net	(20,525)	(2,273)	(3,034)	(g)	(25,832)
Amortization of deferred financing costs	(918)	(170)	(789)	(h)	(1,877)
Gain (loss) on debt extinguishment	(1,867)	—	1,867	(i)	—

Net income (loss) before income tax provision (benefit)	14,323	(15,265)	5,310		4,368
Income tax provision (benefit)	8,187	(585)	(225)	(j)	7,377
Net income (loss)	$6,136	$(14,680)	$5,535		$(3,009)

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

(d)
Eliminates transaction related costs recognized in our historical operating results due to their non-recurring nature. This adjustment does not include the IPC advisory fee of $121. See Note 3 - Acquisition to the audited financial statements.

(e)
The Successor pays an advisory fee to Irving Place Capital for certain financial, strategic, advisory and consulting services pursuant to an agreement with IPC. The annual advisory fee is the greater of $1,500 or 2.5% of EBITDA (as defined). The adjustment reflects the annual advisory fee less $121 of advisory fee recorded from December 3, 2010 through December 31, 2010. See Note 19 - Certain Relationships and Transactions, to the audited financial statements.

(f)
Intellectual property bundles (which include patents) and customer relationship intangible assets were adjusted to fair value at the closing date of the Merger and useful lives were estimated. Amortization expense is adjusted to reflect the amortization of intellectual property bundles ($77,476 at the Merger date) and customer relationship intangible assets ($49,188 at the Merger date) using the straight-line method over their estimated useful lives of 20 years for the Pro Forma period, less Predecessor amortization expense for intangible assets of $3,046 for the period January 1, 2010 through December 2, 2010.

(g)	Reflects pro forma interest expense resulting from the new indebtedness calculated as follows:
Interest expense on the outstanding $260,000 Senior Secured Notes at 9% interest less $1,820 accrued for the period
December 3, 2010 to December 31, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $21,580
Less net interest expense on Senior Subordinated Notes due 2014, at 91⁄4% plus Special Interest . . . . . . . . . . . . . . (17,833)
Less amortization of terminated interest rate swap agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 428
Less interest expense on Second Lien Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,347)
Plus interest expense on portion of Second Lien Facility balance assumed to be refinanced through the new Working
Capital Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .206
Net adjustment to interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 3,034
The pro forma calculations above reflect that proceeds from the $260,000 Senior Secured Notes due 2017 issued as part of the Transactions were used to redeem the Senior Subordinated Notes due 2014. In addition, $5,829 of principal on the Second Lien Facility was assumed to be retired for the six month period ended June 30, 2010 based on the Company’s cash flows analysis, with the remaining balance refinanced through the new Working Capital Facility for the period January 1, 2010 to June 30, 2010. Accordingly, the above analysis eliminates the entire amount of interest costs related to the Senior Subordinated Notes due 2014 for the twelve month period, as well as the interest related to the Second Lien Facility debt for six months. The Second Lien was paid off on June 30, 2010. The above adjustment also eliminates the amortization of the terminated swap. The terminated swap deferred credit was eliminated in Acquisition accounting. Based on the new Working Capital Facility agreement, the interest rate for the six month period ended June 30, 2010 was approximately 3.25%, and the interest expense was $206. The audited financial statements included in this Form 10-K discuss the interest rates on the above debt instruments, including the Special Interest on the Senior Subordinated Notes due 2014, and also provide further information on the terminated swap arrangement. See Note 8—Debt and Capital Lease Obligations to the audited financial statements.

(h)	Amortization of deferred financing costs increased as follows:
Amortization of deferred financing costs related to the Senior Secured Notes due 2017 . . . . . . . . . . . . . . . . . . . . . . .$1,574
Less amortization of deferred financing costs related to the Senior Subordinated Notes due 2014. . . . . . . . . . . . . . . . . (604)
Amortization of deferred financing costs related to the Working Capital Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 303
Less amortization of the prior working capital facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(443)
Less amortization expense related to the Second Lien Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (41)
Net adjustment to amortization of deferred financing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..789
The above adjustment eliminates all of the amortization of deferred financing costs on the Senior Subordinated Notes due 2014, the prior working capital facility, and the Second Lien facility. The deferred financing costs on the Senior Secured Notes due 2017 and the new Working Capital Facility are being amortized on an effective interest method over the term of the respective agreement.

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

The following table summarizes the acquisition costs, including professional fees and other related costs, and the assets acquired and liabilities assumed, based on their fair values (dollars in thousands):

At December 3, 2010:
Purchase price of outstanding equity		$213,926
Acquisition related costs:
Included in selling, general and administrative expenses:
December 3 through December 31, 2010		$12,111	(a)
January 1 through December 2, 2010		4,763	(a)
Deferred bond issuance fees		15,297
Total acquisition related costs		$32,171

Allocation of purchase price:
Total current assets, including cash of $20,772 and deferred tax assets of $2,863		$187,147	(b)
Property, plant and equipment		73,792
Intangible assets:
Corporate trademarks	$19,341
Intellectual property bundles	77,476
Customer relationships	49,188
Total intangibles		146,005
Goodwill		180,596	(c)
Other assets including deferred tax asset of $414		1,273
Total assets acquired		$588,813

Total current liabilities excluding current portion of debt and deferred tax liability		87,433	(d)
Senior subordinated notes due 2014, including call premium		177,066
Working capital facility due 2012		3,347
Capital leases		8,345
Deferred tax liability		84,231
Other long-term liabilities		15,039
Total liabilities assumed		375,461
Net assets acquired		$213,352

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

Acquisition and Fair Value Adjustments
The Acquisition resulted in a 100% change in ownership of Victor Technologies and is accounted for in accordance with United States accounting guidance for business combinations.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010.  The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 was determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases.  The Company finalized purchase accounting in 2011 and, given the impact to the Balance Sheet (see Note 3 - Acquisitions for the final valuation adjustment), has retrospectively adjusted the 2010 amounts.  The adjustments arising out of the finalization of the amounts recognized for assets acquired and liabilities assumed do not impact cash flows.  However, such adjustments resulted in decreases to amortization of intangibles totaling $0.5 million in 2011.
The following table summarizes the final valuation adjustments made in 2011 to the assets acquired and liabilities assumed based on their estimated fair values (amounts included in the table are based in thousands):

	December 3, 2010 Valuation
	Original	Revised	Adjustment
Assets acquired:
Property, plant and equipment
Land	$15,352	$13,894	$(1,458)

Goodwill	164,678	180,596	15,918

Intangible assets
Customer relationships	54,920	49,188	(5,732)
Intellectual property bundles	81,380	77,476	(3,904)
Trademarks	19,079	19,341	262

Deferred financing fees	14,723	15,297	574

Liabilities assumed:
Total current liabilities, excluding current portion of debt and deferred tax liability	84,831	87,433	2,602
Deferred tax liability	81,173	84,231	3,058

Recent Developments
Robotronic Oy acquisition. On July 13, 2012, the Company acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls, Inc., a leading maker of advanced, intelligent CNC controllers used in shape-cutting machines. Cash paid at the time of purchase was $3.5 million. The total purchase price, net of cash acquired and including the outstanding debt of the companies acquired, as well as an earn-out provision based on specified sales targets, was $4.5 million.
Australia Restructuring. On January 16, 2013, the Company announced that it will be ceasing manufacturing operations at its owned manufacturing facility in Melbourne, Australia. The Company expects to have substantially completed the discontinuation of such manufacturing activities by June 30, 2013. The Company expects to record a pre-tax charge in the first quarter of 2013 in connection with the termination of these manufacturing operations of approximately $6.0 to $8.0 million, including approximately $5.5 to $6.5 million in payments for severance and other contractual employment obligations to affected employees and approximately $0.5 to $1.5 million in non-cash charges in connection with the abandonment of certain assets. The Company expects to incur substantially all of these cash expenditures during the first six months of 2013.

Results of Operations
2012 Compared to 2011
The following is a discussion of the results of operations for the years ended December 31, 2012 and 2011, respectively (amounts included in tables are based in thousands).
Net sales

	Year Ended December 31, 2012	Year Ended December 31, 2011	% Change
Net sales summary:
Americas	$328,041	$315,858	3.9%
Asia-Pacific	131,807	133,539	(1.3)%
Europe/ROW	36,282	38,032	(4.6)%
Consolidated	$496,130	$487,429	1.8%
Net sales for the year ended December 31, 2012 increased $8.7 million as compared to the prior year, with approximately $9.7 million associated with price increases and $0.1 million attributable to favorable foreign currency translation, partially offset by lower sales volumes of $1.1 million.
Gross margin

	Year Ended December 31, 2012	Year Ended December 31, 2011	% Change
Gross margin	$179,896	$157,799	14.0%
% of sales	36.3%	32.4%	3.9%
For the year ended December 31, 2012, gross margin as a percentage of net sales increased 3.9% as compared to prior year.  In 2012, the Company recorded a $3.3 million credit to cost of sales related to the last-in first-out (“LIFO”) inventory method as compared to a $2.8 million charge to costs of sales in 2011. Also in 2012, the Company recorded $1.7 million in severance expense primarily related to one-time cost reduction efforts. Additionally, in 2011 related to the Acquisition, the Company expensed $3.3 million related to the roll-out of a portion of the fair value adjustments of inventories recorded under the first-in first-out inventory method.  Additional items that impacted 2011 activity included $1.9 million of restructuring-related inventory write-offs and idle facilities costs and a $0.5 million charge providing for a legal settlement related to prior year exposures.  Excluding these items, adjusted gross margin as a percentage of net sales was 35.9% in 2012 as compared to 34.1% in 2011. This remaining increase in adjusted gross margin is primarily due to lower depreciation expense in 2012 as certain fixed assets became fully depreciated and the beneficial impact of manufacturing efficiencies arising from our Victor Continuous Improvement ("VCI") program to lower costs and improve efficiency.
Selling, general and administrative expenses

	Year Ended December 31, 2012	Year Ended December 31, 2011	% Change
Selling, general and administrative expenses	$106,790	$105,286	1.4%
% of sales	21.5%	21.6%
For the year ended December 31, 2012, SG&A costs increased $1.5 million over the prior year.  This increase is primarily a result of planned headcount additions and related expenses, mostly in the sales and marketing areas, and one-time costs associated with the Company's name change. These increases are partially offset by a reduction in incentive compensation.
Restructuring
In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company has substantially completed these activities at December 31, 2012.  These exit activities impacted approximately 175 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the years ended December 31, 2012 and 2011, respectively, and the total expected restructuring costs associated with these activities by major type of cost:

			As of December 31, 2012
	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative Restructuring Costs	Total Expected Restructuring Costs
Employee termination benefits	$972	$3,197	$4,169	$4,169
Other restructuring costs	1,505	2,207	3,712	3,712
Total restructuring costs	$2,477	$5,404	$7,881	$7,881
Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.
Interest, net

	Year Ended December 31, 2012	Year Ended December 31, 2011	% Change
Interest, net	$32,136	$24,535	31.0%

Interest expense for the years ended December 31, 2012 and 2011 were $32.1 million and $24.5 million, respectively.  The increase in interest expense reflects the effect of $69 million of incremental average debt in 2012 as compared to 2011 and a higher effective interest rate of 9.0% in 2012 as compared to 8.6% in 2011. The increase in the average debt resulted from the issuance of $100 million in Senior Secured Notes in March 2012.
Income tax provision

	Year Ended December 31, 2012	Year Ended December 31, 2011	% Change
Income tax provision	$8,086	$7,826	3.3%
% of income before tax	27.2%	53.7%

An income tax provision of $8.1 million was recorded on pretax income of $29.7 million for 2012 versus an income tax provision of $7.8 million on pretax income of $14.6 million for 2011.  The tax provisions for 2012 and 2011 included deferred U.S. income tax expenses recorded on certain foreign earnings in addition to the foreign taxes payable currently on those earnings.  Increased U.S. taxable income in 2012 led to a higher utilization of tax loss carryforwards. As a result, the Company had a larger release of valuation allowances than last year thereby reducing the consolidated effective tax rate.  The currently payable income tax provision for 2012 and 2011 relates primarily to earnings in foreign countries.  Operating loss carryovers offset substantially all U.S. income taxes currently payable.
2011 Compared to Pro Forma 2010 Combined Period
Our accounting for the Acquisition follows the requirements of SAB No. 54 and Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” which require that the purchase accounting treatment of the Acquisition be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Acquisition date of December 3, 2010.  Although we continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new reporting entity.  Accordingly, the two entities are not presented on a consistent basis of accounting.  As a result, our consolidated financial statements for 2010 are presented for the period and the entity succeeding the Acquisition (“Successor”) and the period and entity preceding the Acquisition (“Predecessor”).  In addition to presenting our results of operations on a historical basis for the Predecessor and Successor periods in 2010, we have presented a supplemental discussion of the results of our operations based upon pro forma information derived from our Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2010 as if the Merger and related transactions occurred on January 1, 2010, to which we refer as the “Pro Forma 2010 Combined Period” or the “2010 Combined Period.”  We provide this supplemental presentation based on our pro forma results to assist in understanding and assessing the trends and significant changes in our results of operations on a comparable basis.  We believe this supplemental pro forma presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations in 2011, as compared to 2010, than a presentation of separate historical results for the Predecessor and Successor Periods, because it allows us to highlight operational changes as well as purchase accounting related items over the combined period.  The pro forma results may not reflect the actual results we would have achieved had the Acquisition not occurred and may not be predictive of future results of operations.
The following is a discussion of the results of operations for the years ended December 31, 2011 and the Pro Forma 2010 Combined Period (amounts included in tables are based in thousands).
Net sales

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change
Net sales summary:
Americas	$315,858	$265,264	19.1%
Asia-Pacific	133,539	116,742	14.4%
Europe/ROW	38,032	33,895	12.2%
Consolidated	$487,429	$415,901	17.2%
Net sales for the year ended December 31, 2011 increased $71.5 million as compared to the Pro Forma 2010 Combined Period, with approximately $45.0 million related to increased volumes, $11.9 million associated with price increases and $14.6 million attributable to foreign currency translation.
Gross margin

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change
Gross margin	$157,799	$133,552	18.2%
% of sales	32.4%	32.1%	0.3%
For the year ended December 31, 2011, gross margin as a percentage of net sales increased 0.3% as compared to the Pro Forma 2010 Combined Period.  In 2011 related to the Acquisition, the Company expensed $3.3 million related to the roll-out of a portion of the fair value adjustments of inventories recorded under the first-in first-out inventory method.  Additionally, the Company recorded a $2.8 million and $0.1 million charge to cost of sales related to the last-in first-out (“LIFO”) inventory method for the year ended December 31, 2011 and the Pro Forma Combined Period, respectively. Additional items that impacted 2011 activity included $1.9 million of restructuring-related inventory write-offs and idle facilities costs and a $0.5 million charge providing for a legal settlement related to prior year exposures recorded in 2011.  Excluding these items, adjusted gross margin as a percentage of net sales was 34.1% in 2011 as compared to 32.1% in the Pro Forma 2010 Combined Period. The increase in adjusted gross margin is primarily due to the beneficial impact of continuous improvement programs, manufacturing efficiencies arising from increased volumes of activity in 2011 and price increases enacted in the first half of 2011.
Selling, general and administrative expenses

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change
Selling, general and administrative expenses	$105,286	$95,142	10.7%
% of sales	21.6%	22.9%
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

Interest, net

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change
Interest, net	$24,535	$25,832	(5.0)%

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
Income tax provision

	Year Ended December 31, 2011	Pro Forma 2010 Combined Period	% Change
Income tax provision	$7,826	$7,377	6.1%
% of income before tax	53.7%	168.9%

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

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table (amounts included in the table are based in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	December 3, 2010 through	January 1, 2010 through
	2012	2011	December 31, 2010	December 2, 2010
Net cash provided by (used in):
Operating activities	$33,145	$7,091	$(7,657)	$45,128
Investing activities	(16,704)	(15,723)	(2,037)	(6,840)
Financing activities	(5,229)	7,332	10,852	(32,836)
Principal uses of cash have been and will continue to be for working capital, debt service obligations and capital expenditures. The Company expects to fund ongoing requirements for working capital from operating cash flow and borrowings under the Working Capital Facility.
2012 Cash Flows
Operating Activities. Net cash provided by operating activities for 2012 was $33.1 million as compared to $7.1 million in 2011. This increase in cash was driven largely by higher net income, lower uses of cash for working capital and an $8.7 million payment of interest on the Senior Subordinated Notes in 2011 related to the defeasance of the Notes.
Investing Activities. Investing activities used $16.7 million and $15.7 million of cash for the years ended December 31, 2012 and 2011, respectively. The acquisition of Robotronic Oy in 2012 used cash of $3.5 million. Capital spending, primarily for manufacturing equipment purchases, comprised the majority of the remaining amount of cash used for investing activities in 2012 and 2011.
Financing Activities. During 2012, the Company issued an additional $100.0 million of Senior Secured Notes due 2017, and paid $5.2 million of consent fees to bondholders as well as $4.4 million of financing fees in conjunction with the Notes offering.  The Company used the proceeds to pay a cash dividend of $93.5 million to its parent company to allow it to redeem a portion of its outstanding Series A preferred stock.  In the same period in 2011, the Company used Trusteed Assets of $183.7 million to retire $176.1 million of Senior Subordinated Notes outstanding.
2011 Cash Flows
Operating Activities.  Cash provided by operating activities during 2011 was $7.1 million compared to $37.5 million during the 2010 Combined Period.  The decrease was largely driven by lower net income combined with the impact of approximately $16.0 million of early payment of supplier invoices during the fourth quarter of 2009, which correspondingly reduced cash usage requirements for 2010.  Additionally, the Company made an $8.7 million payment of interest on the Senior Subordinated Notes in 2011 related to the defeasance of the Notes.
Investing Activities.  Cash used for capital expenditures was $14.8 million for the year ended December 31, 2011, compared to $8.3 million used for capital expenditures for the 2010 Combined Period.  Capital expenditures in 2011 included an expansion to our manufacturing facility in Hermosillo, Mexico and additional machinery and equipment at our Denton, Texas facility.
Financing Activities.  In 2011, the Company used Trusteed Assets of $183.7 million to retire $176.1 million of Senior Subordinated Notes outstanding.  During the 2010 Combined Period, the Company voluntarily repaid all $25 million of the second lien indebtedness due November 30, 2012.  The prepayment was funded primarily with borrowings under the then existing Working Capital Facility.

Long-Term Debt
Senior Secured Notes due 2017
On December 3, 2010, we issued $260.0 million in aggregate principal of the existing notes.  The net proceeds from this issuance, together with funds received from the equity investments made by affiliates of IPC, its co-investors and certain members of our management, were used to finance the Acquisition, to redeem the Senior Subordinated Notes due 2014 and to pay the transaction related expenses.  On March 6, 2012, we issued $100 million in aggregate principal amount of Additional Notes at par plus accrued but unpaid interest since December 15, 2011.  The Original Notes and the Additional Notes are treated as a single series under the Indenture and are therefore subject to the same terms, conditions and rights under the Indenture.  We used the net proceeds from the sale of the Additional Notes and cash on hand to pay a cash dividend of $93.5 million to Holdings, our parent company, to allow it to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to this offering and the related Consent Solicitation required to amend the Indenture in connection with this offering.  We made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5.2 million, to Holders of such notes in connection with the solicitation of consents to amend the Indenture and the issuance of the Additional Notes.
The notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future domestic subsidiaries and by our Australian subsidiaries, Victor Technologies Australia Pty Ltd. and Cigweld Pty Ltd. The existing notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of our and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, our and the guarantors’ obligations under our Working Capital Facility), including the capital stock of each of our subsidiaries (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis by substantially all the collateral that secures the Working Capital Facility on a first priority basis.
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
The Indenture contains certain covenants of us and the guarantors that limit the payments of dividends, incurrence of additional indebtedness and guarantees, issuance of disqualified stock and preferred stock, transactions with affiliates and a merger, consolidation or sale of all or substantially all of our assets. As of December 31, 2012, we were in compliance with all applicable covenants.
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
The indenture provided for the payment of an additional special interest adjustment based on the Company’s consolidated leverage ratio.  During the period from January 1, 2011 until the debt’s redemption on February 1, 2011, the quarterly special interest adjustment resulted in additional interest expense of $36 thousand. The quarterly special interest adjustment resulted in additional interest expense of $101 thousand for the period from December 3, 2010 through December 31, 2010 and $2.7 million for the period from January 1, 2010 through December 2, 2010.
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
All obligations under the Working Capital Facility are unconditionally guaranteed by our parent Holdings and substantially all of our existing and future, direct and indirect, wholly-owned domestic subsidiaries and our Australian subsidiaries, Victor Technologies Australia Pty Ltd. and Cigweld Pty Ltd. The Working Capital Facility is secured, subject to certain exceptions, by substantially all of the assets of the guarantors and Holdings, including a first priority security interest in substantially all accounts receivable and other rights to payment, inventory, deposit accounts, cash and cash equivalents and a second priority security interest in all assets other than the Working Capital Facility collateral.
There were no borrowings under the Working Capital Facility during the year ended December 31, 2012. The Company’s weighted average interest rate on its short-term borrowings was 4.78% for the year ended December 31, 2011 and 5.71% for the period from January 1, 2010 through December 2, 2010.  There were no borrowings under the Working Capital Facility during the period from December 3, 2010 through December 31, 2010.
At December 31, 2012, the unused availability under the Working Capital Facility, net of $1.4 million in outstanding letters of credit, was $49.1 million.
The Working Capital Facility includes negative covenants that limit our ability and the ability of our parent, Holdings, and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of our assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem our or our parent’s capital stock; prepay or redeem certain indebtedness; amend or otherwise alter terms of subordinated debt or the notes; enter into transactions with affiliates; change our fiscal year; and change the status of our parent as a passive holding company. The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.1 to 1 if the excess availability under the Working Capital Facility is less than $9.0 million (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). As of December 31, 2012, we were in compliance with all applicable covenants.
Concurrently with the closing of the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described in “Senior Secured Notes due 2017” above.  As amended, the credit agreement permits us to incur an unlimited amount of additional indebtedness under the Indenture provided that no event of default thereunder has occurred and is continuing and such additional indebtedness is on terms and conditions substantially similar to those governing the existing notes. We also must meet various use of proceeds restrictions and an availability requirement and demonstrate that before and after giving effect to the incurrence of such additional indebtedness, we are in compliance with certain fixed charge and leverage ratios.
Second Lien Facility
In June 2010, Predecessor voluntarily repaid all of the second lien indebtedness due November 30, 2012 and terminated the related credit agreement. The prepayment was funded primarily with borrowings under our Working Capital Facility.

Contractual Obligations and Commercial Commitments
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of December 31, 2012 (amounts included in the table are based in thousands).

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations ($ in 000's)	Total	1 year	years	years	5 years
Long-term debt	$360,000	$—	$—	$360,000	$—
Interest payments related to long-term debt and capital leases	161,003	32,619	64,930	63,454	—
Capital leases	3,720	1,563	1,964	193	—
Operating leases	44,544	9,532	15,987	10,682	8,343
Total	$569,267	$43,714	$82,881	$434,329	$8,343

At December 31, 2012, we had outstanding letters of credit totaling $1.4 million under the Working Capital Facility.  See Note 18 – Employee Benefit Plans to the consolidated financial statements for the Company’s obligation with respect to its pension and post-retirement benefit plans and Note 14 – Income Taxes regarding amounts potentially payable for uncertain tax positions.

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
If our cash flows and capital resources are insufficient to meet our indebtedness service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We may be unable to pay our indebtedness or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs. Any refinancing of any of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indenture governing the notes, may limit or prevent us from taking any of these actions.
If for any reason we are unable to meet our debt service obligations under any of our debt, we would be in default under the terms of the agreements governing such outstanding indebtedness. If such a default were to occur, the lenders under such debt could elect to declare such amounts outstanding immediately due and payable, and in the case of the Working Capital Facility, the lenders would not be obligated to continue to advance funds under the Working Capital Facility. If the amounts outstanding under our debt were accelerated, it could cause an event of default under other indebtedness or allow other indebtedness to be accelerated. We cannot assure that our assets will be sufficient to repay in full the funds owed to the banks or to holders of notes if any indebtedness were accelerated.
We may from time to time repurchase or otherwise retire our debt or take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of any notes outstanding, prepayments of our term loans or other retirements or refinancing of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations.

Market Risk and Risk Management Policies
Our earnings and cash flows are subject to exposure to changes in the prices of certain commodities, particularly copper, brass and steel.  Our earnings and cash flows are also impacted by fluctuations in foreign currency exchange rates as well as changes in the interest rates on our debt arrangements.  Our Working Capital Facility related interest costs are subject to change with changes in LIBOR. See “Quantitative and Qualitative Disclosures About Market Risk” below for further discussion.

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
In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher unit sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of cobalt, chromium and other raw materials could adversely affect our operating results. In addition, some of our customers rely heavily on raw materials, and to the extent there are fluctuations in prices, it could affect orders for our products and our financial performance. Our general operating expenses, such as salaries, employee benefits and facilities costs, are subject to normal inflationary pressures.
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
Although Victor Technologies continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one.  In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis.  As a result, the accompanying consolidated statements of operations, cash flows, and stockholders’ equity are presented for two different reporting entities for the year ended December 31, 2010: Predecessor, which relates to the period preceding the Acquisition (prior to December 3, 2010), and Successor, the period succeeding the Acquisition, respectively.
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
Inventory
Inventories are a significant asset, representing 16% of total assets at December 31, 2012. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last-in, first-out (LIFO) method, which represents 76% of consolidated inventories, and our foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 24% of consolidated inventories.
We regularly apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock.  We provide write-downs as judged necessary.  If we do not achieve our expectations of the net realizable value of our inventory, future losses may occur.
Property, Plant and Equipment
Prior to the date of the Acquisition on December 3, 2010, property, plant and equipment were carried at historical cost and depreciated using the straight-line method. At December 3, 2010, property, plant and equipment were adjusted to fair value based on the premise of continued use.  Management, with assistance from an asset appraisal firm, estimated the fair value of equipment by determining new reproduction cost, utilizing the historical original cost of each equipment asset and adjusting cost to such date using industry trend factors and consumer price indices. Once new reproduction cost was established, considerations were made for depreciation, which reflected the estimated economic life of the asset, remaining economic useful life and used equipment trends.  The average estimated lives utilized in calculating depreciation are as follows: buildings—25 years, and machinery and equipment—3 to 10 years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Land was valued based on comparable sales.

Intangible Assets
Goodwill and trademarks have indefinite lives, with the exception of trademarks obtained as part of the Robotronic Oy acquisition in 2012. Other intangibles assets, including intangibles obtained as part of the Robotronic Oy acquisition, are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years.
For both the Acquisition for the Successor and the acquisition of Robotronic Oy, goodwill was calculated as of the date of the acquisition, measured as the excess of the consideration transferred over the net of the Acquisition date amounts of the identifiable assets (including intangible assets) acquired and the liabilities assumed.
Goodwill and trademarks are tested for impairment annually, as of December 1st , or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.  The impairment analysis is performed on a consolidated enterprise level based on one reporting unit.  The Company has determined that no impairment of goodwill or intangibles existed at December 1, 2012 and 2011, respectively.
Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could cause actual results to vary significantly from management’s estimates.
Revenue Recognition
We sell a majority of our products through distributors with standard terms of sale of FOB shipping point or FOB destination. Under all circumstances, revenue is recognized when persuasive evidence of an arrangement exists, the seller’s price is fixed and determinable, and collectability is reasonably assured.
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
Research and Development Costs
Research and development is conducted in connection with new product development with costs of approximately $4.6 million and $4.2 million in 2012 and 2011, respectively.  The costs relate to materials used in the development process and allocated engineering personnel costs and are reflected in SG&A expenses as incurred.
Income Taxes
We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to the excess of the Acquisition accounting valuation over the tax basis of our primary operating subsidiary, net operating loss carryforwards, fixed assets, intangible assets and post-employment benefits.
We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. In making this assessment we consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2012, a valuation allowance has been recorded against a portion of our deferred tax assets which consist primarily of U.S. net operating loss carryovers. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.
A substantial portion of the earnings of our foreign subsidiaries are included in our U.S. income tax return under I.R.C. Section 956.  This requires the earnings of a foreign subsidiary which guarantees the borrowings of its U.S. parent to be included in U.S. income.  Upon actual distribution of those earnings previously taxed under I.R.C. Section 956, we are not subject to U.S. income taxes but may be subject to withholding taxes payable in the foreign jurisdiction. See Note 14 – Income Taxes to the consolidated financial statements.
For the undistributed earnings of non-U.S. subsidiaries not subject to I.R.C. Section 956, no provision is made for U.S. income taxes. These earnings are permanently invested or otherwise indefinitely retained for continuing international operations.  Determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.
As of December 31, 2012, we had U. S. federal net operating loss carryforwards of approximately $113.4 million from the years 2001 through 2010 available to offset future federal taxable income. Similarly, we had state net operating loss carryforwards to offset state taxable income in varying amounts. While such net operating loss carryforwards are subject to expiration and limitations as discussed under “Risk Factors—Risks Relating to our Business—The acquisition transactions and future transactions could limit our use of net operating loss carryforwards,” we currently expect to utilize net operating loss carryforwards to offset a substantial portion of our federal and state taxable income over the next few years.
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

Recently Issued Accounting Standards
Intangible Assets. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, to permit an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount before applying a quantitative impairment test. ASU 2012-02 is intended to simplify how an entity tests for indefinite-lived intangible asset impairment and to improve consistency in impairment testing guidance. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. For the indefinite-lived intangibles assets impairment performed as of December 1, 2012, the Company opted to use a quantitative impairment test instead of the qualitative assessment alternative.
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
Approximately 69% of total net sales are denominated in U.S. dollars.  The balance of the remaining sales are conducted in foreign currencies consisting primarily of Australian dollars and Euros.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, Italy and Malaysia for sales into those regions.  However, we recently announced that we will be discontinuing manufacturing operations at our Australia facility during the first half of 2013. Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.
We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates.  At December 31, 2012, there were no outstanding borrowings under this Facility.  A hypothetical 100 basis point change in LIBOR would result in a change in interest expense of approximately $10 thousand annually for each $1 million of outstanding indebtedness under the Facility.

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
Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
(b) Management’s Assessment of Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
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
 (c)  Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information with respect to the individuals who are currently serving as the members of our Board of Directors (the “Board of Directors” or the “Board”) as well as information relating to our executive officers:

Name	Age	Position(s)

Michael A. McLain	62	Chairman and Director
Martin Quinn	56	Chief Executive Officer and Director
Jeff Ertel	50	Executive Vice President – Human Resources
Jeffrey S. Kulka	56	Executive Vice President and Chief Financial Officer
Terry A. Moody	49	Executive Vice President – Global Operations
E. Lee Qualls	51	Executive Vice President and Chief Marketing Officer
Nick H. Varsam	51	Vice President, General Counsel and Corporate Secretary
James O. Egan	64	Director
Douglas R. Korn	50	Director
C. Thomas O’Grady	61	Director
Eric K. Schwalm	53	Director

Set forth below is biographical information regarding our directors and executive officers:
Michael A. McLain became a director and Chairman of the Board immediately upon completion of the Merger on December 3, 2010. In March 2012, Mr. McLain was appointed as a Senior Advisor for IPC’s industrial practice.  He has been an advisor to IPC since October 2008 and has had extensive experience working with private equity-backed companies. Mr. McLain was formerly President, Chief Executive Officer and Director of Aearo Technologies Inc., a leading industrial and consumer safety company, from 1998 through April 2008 when Aearo was purchased by 3M Corporation. IPC was the primary shareholder of Aearo Technologies from 2004 to 2006. Prior to this he served as President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products that was sold to S. C. Johnson and Son, Inc. in 1998. He is currently a director of Chromalox, Inc. and PlayCore Holdings, Inc., which are IPC portfolio companies, as well as Timex Corporation and Porex Corporation. Mr. McLain’s extensive experience in the industrial products and consumer products industries, together with his previous experience with IPC portfolio companies, make him a valuable member of the Board of Directors in providing strategic and operational counsel to management as well as critical guidance on working collaboratively with our principal stockholder to grow the value of our business and enhance our products’ brand strength and technologies.
Martin Quinn has been with us for over 28 years, since joining a predecessor company in 1984. He was appointed President in August 2009, Chief Executive Officer in April 2011 and became one of our directors immediately upon completion of the Merger on December 3, 2010. From April 2005 to August 2009, he served as our Executive Vice President of Global Sales. From 1999 to March 2005, Mr. Quinn served as Vice President Marketing and Sales—Asia Pacific. Prior to that, he was Managing Director—Asia. He was previously employed by Newsteel Pty. Ltd and Readymix Concrete Pty Ltd. He currently serves on the finance committee of the American Welding Society. Mr. Quinn’s in-depth knowledge of all elements of our business, developed over his more than 28 years’ experience in every aspect of managing the Company, from running manufacturing facilities to building businesses from scratch in Asia, and leadership of the Company bring the knowledge and successful hands-on experience critical to helping the Board of Directors establish and oversee the execution of the Company’s strategic business plans and priorities.
Jeff Ertel joined us in August 2012 as Executive Vice President - Human Resources. During 2011 and 2012, Mr. Ertel was Vice President Human Resources for Treasury Winery Estates, a $2 billion global winery, overseeing human resources in the Americas. From 1998 until 2011, Mr. Ertel served as Vice President of Human Resources of Nestlé USA, where, as the leader of human resources for Nestle's largest division, he established organization development and human capital strategies, was part of multiple acquisition integrations, and managed internal communications. Prior to his promotion to that position, over a 10-year period he held multiple roles in marketing, sales and purchasing for Nestlé. Prior to Nestlé, Mr. Ertel was in sales at Gallo Wines and Hershey Chocolate.

Jeffrey S. Kulka joined us in October 2011 as Executive Vice President and Chief Financial Officer. Mr. Kulka most recently served as Senior Vice President and Chief Financial Officer of Harlan Laboratories, Inc., a private equity backed, $400 million global provider of preclinical research tools and services to the pharmaceutical, biotechnology, agrochemical, industrial chemical and food industries. Prior to joining Harlan in 2009, Mr. Kulka served as Senior Vice President, Chief Financial Officer and Treasurer of Aearo Technologies Inc., until it was acquired by 3M in 2008. Prior to joining Aearo, Mr. Kulka spent 10 years with Augat Inc., a global designer and manufacturer of electromechanical components for the electronics industry, in a variety of assignments in domestic and international settings.
Terry A. Moody joined us in July 2007 as Executive Vice President - Global Operations. He was formerly employed for over two years by Videocon Industries, a privately held manufacturer of high end digital products, where he served as the Chief Operating Officer and Senior Vice President of Americas and Europe. Prior to Videocon, he was employed for 11 years with Thomson S.A., the French consumer electronics company, where he served the last three years of his employment as General Manager and Vice President of Americas Displays.
E. Lee Qualls joined us as Executive Vice President and Chief Marketing Officer in July 2012. From July 2007 to April 2012, Mr Qualls was with Exide Technologies, one of the world's largest producers and recyclers of lead-acid batteries with operations in more than 80 countries. In his most recent position with Exide, he served as Vice President of Marketing and Application Engineering and was responsible for Exide's transportation and industrial businesses in the Americas. Prior to joining Exide Technologies, he served as Vice President of Global Brand Strategy for Shell Lubricants. He began his marketing career in consumer products with The Coca Cola Company where he held positions of increasing responsibility domestically and internationally.
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
Douglas R. Korn became one of our directors immediately upon completion of the Merger on December 3, 2010. Mr. Korn is a Senior Managing Director of IPC, a position he has held since 2008. His areas of investment focus include general industrial businesses and consumer products. From 1999 to 2008, he was a Senior Managing Director of Bear, Stearns & Co. Inc. and a Partner and Executive Vice President of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc. and the predecessor to IPC. Prior to joining Bear Stearns in January 1999, he was a Managing Director of Eos Partners, L.P., an investment partnership. He has previously worked in private equity with Blackstone Group and in investment banking with Morgan Stanley. He currently serves on the Board of Directors of Chromalox, Inc., CH4 Energy II, LLC and Ironshore, Inc. and is Chairman of the Board of Directors of PlayCore Holdings, Inc., all of which companies are privately held. As a result of these roles and other professional experiences, Mr. Korn possesses particular knowledge and experience in business strategy and corporate oversight, finance and capital structure and design and oversight of management compensation plans, each of which strengthens the Board’s collective qualifications, skills and experience.
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
The Board of Directors and Committees of the Board
Our Board of Directors is composed of six directors. Each director serves for an annual term and until his successor is elected and qualified. As a result of Irving Place Capital’s control of our parent company, Irving Place Capital has the ability to designate all of our directors and to remove any or all of our directors that it appoints.
Although not formally considered by our Board because our securities are not registered or traded on any national securities exchange, we believe that three of our directors, Mr. Egan, Mr. O’Grady, and Mr. Schwalm, would be considered “independent” for either Board or Audit or Compensation Committee purposes based upon the listing standards of NASDAQ, the exchange on which our common stock was listed prior to the Merger. We believe our other three directors would not be considered independent because of their relationships with affiliates of Irving Place Capital, which own approximately 98.6% of our outstanding common stock on a fully diluted basis, and employment and other relationships with us, all as described more fully under Item 13 (“Certain Relationships and Related Party Transactions”) of this Annual Report on Form 10-K. Our Board has considered that there are no transactions, relationships or arrangements between the Company and Mr. Egan, Mr. O’Grady or Mr. Schwalm and affirmatively determined that Mr. Egan meets the heightened criteria for independence applicable to members of audit committees under SEC rules and NASDAQ listing standards.
Since April 25, 2012, when a former director of the Company and member of the Audit Committee resigned, Mr. Egan has served as the sole member and Chairman of the Audit Committee. The Board of Directors has determined that Mr. Egan qualifies as an “audit committee financial expert” as defined under SEC rules. We also have a Compensation Committee whose sole member and Chairman is Douglas R. Korn. We do not have a Nominating and Corporate Governance Committee. Mr. Korn, along with Michael A. McLain and Martin Quinn, are not considered independent.
Code of Ethics
The Company has adopted a code of ethics applicable to certain members of Company management, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code of ethics is available on the Company’s website at www.victortechnologies.com. The Company will provide to any person without charge, upon request, a copy of the code of ethics. A request for the code of ethics should be made by writing to the Company’s Secretary, c/o Victor Technologies Group, Inc., 16052 Swingley Ridge Road, Suite 300, Chesterfield, Missouri 63017. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or a waiver from, a provision of this code of ethics by posting such information on its website at www.victortechnologies.com.
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

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2012, the Audit Committee:

•	Reviewed and discussed the Company’s audited consolidated financial statements with management;

•
Discussed with the Company’s independent registered public accounting firm, KPMG LLP, the matters required to be discussed by Statement on Auditing Standards (“SAS”) No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•
Received the written disclosures and the letter from KPMG LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding KPMG LLP’s communications with the Audit Committee concerning independence, and has discussed with KPMG LLP their independence.

Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.
Audit Committee of the Board of Directors
James O. Egan (Chair and Sole Member)

Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
The following Compensation Discussion and Analysis describes our executive compensation program for 2012 and, where we indicate specifically, certain elements of our 2013 program. The Compensation Committee of the Board of Directors, which for purposes of this discussion we refer to as the “Committee,” is responsible for administering, establishing and recommending to the Board of Directors the total compensation package of the named executive officers. Our “named executive officers” for 2012 include Messrs. Quinn, Kulka, Moody, Qualls and Varsam.
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
The primary purposes of the total compensation package we provide to our named executive officers are (i) to attract, retain and motivate highly talented individuals to achieve business success without compromising our core values in a highly competitive marketplace and (ii) to establish a strong link between pay and performance at both the Company and the individual level. Particularly during a time of economic challenges, we believe that hiring and retaining executives with the skill and knowledge necessary to meet the demands that we face is especially important. Because such talent is critical to our future, we must be competitive in attracting and retaining our key executives. As a private company, our compensation decisions with respect to our named executive officers are also based on the goal of achieving performance at levels necessary to provide meaningful returns to the primary stockholder of our parent, Victor Technologies Holdings, Inc. ("Holdings").
The Committee believes our executive compensation program is designed to provide competitive opportunities to our executives, as well as motivate them to achieve the performance goals that our Board of Directors establishes as part of our annual business plan and the strategic initiatives under our long-term strategic plan. We strive to align our compensation program with our business and strategic plans so that we may accomplish the following additional objectives:

•	support our position as an industry leader in the cutting, gas control and welding industry;

•	motivate and inspire employee behavior that creates a culture of top performance and exceeding customer expectations;

•	achieve our operational and strategic business initiatives; and

•	increase stockholder value.
With these goals in mind, we measure the success of our compensation program by:

•	the Company’s overall business performance, including whether we achieve or surpass our business performance goals;

•	the level of active engagement and initiative of our employees;

•	the retention and, as the circumstances merit, addition of key employees who are best positioned to help us achieve our business success; and

•	our ability to generate greater rewards commensurate with greater individual contributions toward both short-term and long-term performance.
Elements of Executive Compensation Program
For 2012, the key elements are base salary, annual cash incentive awards and one-time grants of options to purchase common stock of our parent company, Victor Technologies Holdings, Inc.

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

•
equity incentive awards are granted in the form of stock options primarily as one-time grants and in certain limited circumstances, such as a significant increase in responsibilities, as additional compensation with escalating exercise prices and five-year vesting terms, which means that executives have continuing incentives to increase stockholder value and that their awards could decrease significantly in value if our business is not managed successfully for the long term; and

•
the Committee retains discretion to adjust compensation based on the quality of Company and individual performance, execution of the Company’s strategic initiatives and adherence to the Company’s Code of Conduct, Code of Ethics and other key policies, among other considerations.

Based on the above combination of program features, we believe that our incentive-based compensation motivates our executives to manage the Company in a manner that does not involve taking risks that are inconsistent with the Company’s best interests.
Base Salary
The base salary for each named executive officer is intended to reflect the external market value of his particular position and responsibilities, adjusted as appropriate to reflect his individual experience, qualifications and contributions, our economic and business environment, and the level of base salary as a percentage of total target and actual compensation. In the past, the Committee generally targeted base salaries at the median base salary level (50th percentile) of the market data it obtained with the assistance of an executive compensation consultant. However, in 2011 and 2012, the Committee did not believe it was appropriate to establish compensation levels solely or primarily based on benchmarking and instead placed greater emphasis on other factors, particularly the Company’s annual budget and long-term business projections, compensation received in connection with the Merger and the CEO’s recommendations (except with respect to the CEO’s own base salary), in determining base salary adjustments. The CEO did not have the authority to determine the other named executive officers’ compensation. However, the Committee gave significant weight to his recommendations, along with the other factors mentioned above, to assist in determining the compensation of the named executive officers, other than the CEO. While the CEO’s base salary and other elements of compensation were subject to a separate evaluation and decision by the Board of Directors, the Committee also considered the CEO’s recommendations as to his own base salary adjustment.

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
The annual performance-based incentive compensation component is offered through the Annual Incentive Plan, in which all salaried employees, including the named executive officers, are eligible to participate. The plan provides our executive officers and other salaried employees an opportunity to earn annual cash awards based on the Company’s financial performance and the employees’ achievement of individual goals. Our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer set at a level the Committee has determined is consistent with his level of accountability and impact on the Company’s operations and with the officer’s employment agreement. At the beginning of each year and after the Board of Directors has approved the Company's annual budget, the Committee establishes the levels of awards and the associated performance goals under the plan. During the first quarter of the following year, the Committee determines whether the goals were met for the recently completed fiscal year, and approves or recommends to the Board for approval the annual incentive awards for the performance year.
For purposes of determining bonus pool funding and allocation of bonus pool funds under the Annual Incentive Plan, in 2011 and 2012, the Committee established minimum, target and maximum levels of Adjusted EBITDA, based in part on the budget approved by the Board of Directors for the respective year and also on recommendations of the CEO. The Committee believes that Adjusted EBITDA represents an effective and appropriate measure of the Company’s operational and financial performance that best aligns with the Company’s annual budget and long-term strategy and offers an effective, understandable incentive for employees under the plan. “Adjusted EBITDA” is defined as net income (loss) plus interest, net, income tax provision (benefit) and depreciation and amortization, further adjusted to eliminate the expense (income) of certain other noteworthy events that we do not consider to relate to the operating performance of the period presented. These adjustments include, but are not limited to, LIFO adjustments, restructuring and other severance expenses, management fees paid to our sponsor, non-cash stock compensation expense, one-time expenses associated with the Company's name change, due diligence costs related to acquisitions, idle facilities costs in conjunction with restructuring activities, a reserve taken in connection with non-recurring litigation matters, and adjustments designed to present the actual financial performance on a constant currency basis with that of the annual performance target.
EBITDA and Adjusted EBITDA as used for purposes of the Annual Incentive Plan are not necessarily the same as "EBITDA" or "Adjusted EBITDA" as reported in our public disclosures of financial results.  All of such measures (together, our “EBITDA Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from continuing operations or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as measures of our liquidity.  While our EBITDA Measures may not be comparable to similarly titled measures of other companies, these measures are frequently used by securities analysts, investors and other interested parties as measures of financial performance and to compare our performance with the performance of other companies that report EBITDA and Adjusted EBITDA. Adjusted EBITDA, as defined for purposes of the Annual Incentive Plan, reflects management measurements, which focus on operating spending levels and efficiencies; and focus less on non-cash and certain periodic noteworthy items. For these reasons, the Committee believes that Adjusted EBITDA is a measure of our financial performance that more effectively incentivizes our employees for purposes of our annual incentive compensation program.
Historically, there have been no material differences in the Company’s annual incentive award goals among the individual named executive officers. Each named executive officer, along with all other members of our management team, had pre-determined annual incentive plan target bonuses and was eligible for a target bonus opportunity based on a percentage of the officer’s base salary. As in 2011, the Board of Directors, with input from the Committee, determined that the level of achievement of the target bonus opportunities for all of the named executive officers in 2012 would be based on the same critical business performance goals, in addition to the Adjusted EBITDA targets, established in connection with the annual business plan for 2012. See “— Executive Compensation for 2012 — Annual Cash Incentive Awards — Decisions and Analysis.”
Long-Term Incentive Awards
In December 2010, Holdings adopted its 2010 Equity Incentive Plan and granted to the named executive officers, along with other key management employees, options (subject to certain vesting requirements) to purchase shares of Holdings common stock on terms and conditions as further set forth in their option award agreements and the 2010 Equity Incentive Plan. See “— Holdings 2010 Equity Incentive Plan” below. In 2010 and also, with respect to certain officers, in 2011 and 2012, the

Board of Directors of Holdings, whose sole asset is 100% of the outstanding capital stock of the Company, granted each of the named executive officers, along with other key management employees, options to purchase shares of common stock as long-term incentive awards and offered each of these employees the opportunity to invest in the equity of Holdings to align their interests with Holdings’ stockholders. We currently consider these as one-time option grants. There are no current plans for approving long-term equity grants to our named executive officers or other employees on an annual basis. See “— Long-Term Incentive Awards.”
Other Compensation
Perquisites.  Historically, we have provided limited perquisites to our named executive officers. During 2012, the only perquisites we provided to named executive officers was a car allowance in the amount of $6,000 for Mr. Quinn.
Company Contributions to 401(k) Plan.  Substantially all of our employees are eligible to participate in the Victor Technologies 401(k) Retirement Plan (the “401(k) Plan”), and we consider this to be a basic benefit. In the past, the Company has made discretionary cash contributions to the 401(k) Plan matching a percentage of the participating employee’s eligible compensation. Matching contributions are subject to service-based vesting requirements. In 2012, the Company provided a matching contribution of 50% of the employee’s contribution (not to exceed 3.0% of eligible compensation).
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
In 2011 and 2012, the Committee did not retain an external compensation consultant to assist with the executive compensation program and, except in connection with the appointment of Mr. Quinn as the chief executive officer in April 2011, as discussed in last year's Annual Report on Form 10-K, did not obtain or consider data from any group of companies comprising a representative “peer group.”
The Committee considered market survey data in establishing target compensation levels for the base salaries, annual incentive compensation and long-term incentive compensation of our senior management employees, including our named executive officers. For 2012 compensation decisions, the Company’s human resources department provided to the Committee for its review market data across a large number of general industrial and manufacturing companies from the following compensation surveys:

•	Towers Watson Executive Compensation Database, comprised of general industry data from 435 companies; and

•	Mercer Executive Compensation Survey, comprised of durable goods manufacturing industry data from 345 companies.
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
The Committee did not establish compensation levels solely based on the compensation data from the market surveys . Instead, it used this information to confirm that the total compensation package we offered to our named executive officers was reasonable and competitive. Because the market survey data was only one of several tools that the Committee used in setting executive compensation, the Committee used its discretion in determining the nature and extent of its use and whether any component of compensation or the total compensation of our named executive officers should be adjusted to fall at or within a range of any market percentiles.
Internal Equity.  Internal equity deals with the perceived worth of a job relative to other jobs within the Company. For the purpose of determining base salaries, the Company has placed a “worth” or “value” on jobs in relation to other jobs through a series of numeric grades that have been created within the Company. The CEO has a target bonus opportunity, as a percentage of his base salary, of 60%, as specified in his employment agreement. The other named executive officers are in the same numeric grade, have a management title of executive vice president or vice president and, for 2012, had a target bonus opportunity of 40% of base salary.
Compensation Planning Work Sheets.  In 2012, the Committee did not use compensation planning work sheets, or “tally sheets,” to assist in the evaluation of the compensation of the named executive officers.
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
Annual Performance Evaluations of Named Executive Officers Other Than the Chief Executive Officer.  In addition to evaluating market data, the Committee reviews the CEO’s assessment of each of the named executive officers in determining any base salary adjustments for the named executive officers. The Committee also bases a portion of the annual bonuses on the achievement of performance goals, which determinations are made when financial and operating results for the year are reported to the Board of Directors. Each named executive officer also prepares an annual self-evaluation, which is designed to elicit information about financial and management performance. The CEO is primarily responsible for reviewing the self-evaluations of the named executive officers (other than his own), providing input and recommending to the Committee compensation adjustments based on this analysis. While the chief executive officer does not have the authority to determine the other named executive officers’ compensation, the Committee typically gives significant weight to his recommendations, along with the other factors discussed above, in determining the compensation of the named executive officers other than the CEO.
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
Use of Discretion.  For 2012, individual bonus amounts for the named executive officers were determined strictly by the level of achievement of pre-established financial and business performance goals.  As such, the Committee did not exercise discretion to adjust the amount of individual awards under the Annual Incentive Plan.
Executive Compensation for 2012
Base Salary — Decisions and Analysis
In determining base salary adjustments for the named executive officers for 2012, the Committee considered the recommendations of the CEO with respect to the other named executive officers and the proposed wage and salary increases for all employees as contemplated in the Company’s business plan for 2012 that was submitted to the Board of Directors.  In March 2012, the Compensation Committee recommended to the Board, and the Board approved, 3% increases in the base salaries of Messrs. Quinn, Kulka and Varsam, consistent with the budget and business plan approved by the Board of Directors for Company employees generally, and a 4% increase in the base salary of Mr. Moody.  The Committee recommended a higher increase for Mr. Moody based on the CEO's recommendation in recognition of Mr. Moody’s leadership of the Company’s successful execution of its North American manufacturing consolidation strategy.  In June 2012, the Committee approved a 12.3% increase in the base salary of Mr. Varsam to bring his overall compensation more in line with applicable market survey data and after considering his contributions and responsibilities as General Counsel.
In connection with the hiring of Mr. Qualls as the Company’s chief marketing officer in July 2012, the Board of Directors determined Mr. Qualls’ base salary in the context of the review of all of his terms of employment and proposed employment agreement, including his target bonus opportunity, equity awards and payments in the event of termination of employment, as well as the employment agreements of the other named executive officers.
Annual Cash Incentive Awards — Decisions and Analysis
In March 2012, the Committee recommended to the Board of Directors, and the Board approved, the funding of the Annual Incentive Plan bonus pool for 2011 in the amount of $6.9 million, or 135% of the target pool, based on the achievement of Adjusted EBITDA of $79.9 million, and the payment of bonuses to the named executive officers based upon the 200% payout of the financial performance target and 96% payout of the individual performance targets, which are set forth in the table below, along with actual 2012 results.

2011 Business Goal	Target	Actual	Weight	Score
Organic Growth in Global Sales	$470 million	$488.4 million	30%	30%
Total Cost Productivity Savings	$6.9 million	$9.4 million	30%	30%
Working Capital Management:			20%	16%
Days Sales Outstanding	< 56.5	56.1
Days Payables Outstanding	>42.3	32.5
Cash Flow Usage	≤ ($6.5 million)	($1.5 million)
Inventory Turns	≥ 3.4	3.8
Capital Expenditures	≤ $16.8 million	$14.8 million
Business Process Re-Engineering Savings	$1.0 million	$1.0 million	20%	20%
As a result, the Committee recommended, and the Board approved, the incentive bonuses earned and awarded for 2011 as set forth in the “Non-Equity Incentive Plan” column of the Summary Compensation Table appearing under “— Summary Compensation” below.  Such awards were paid in March 2012.
In March 2012, the Committee also approved the Company’s financial performance targets and individual performance goals for the named executive officers for the funding and payout of annual incentive bonuses under the Annual Incentive Plan with respect to our 2012 fiscal year. As it did in 2011, the Committee set minimum, target and maximum levels of Adjusted EBITDA as targets for the 2012 plan awards, after considering the recommendations of our chief executive officer and the 2012 budget approved by the Board of Directors. The Adjusted EBITDA levels (and the bonus pool funding associated with each level) for 2012 are set forth in the following table :

	Threshold Payout	Target Payout	Maximum Payout
Adjusted EBITDA	$82.7 million	$89.7 million	$94.7 million
Adjusted EBITDA Component Payout	50%	100%	150% / 200%*
Business Goals Component Payout	50%	100%	100%
Total 2012 Bonus Pool	$3.4 million	$5.4 million	$7.4 million
*Maximum payout percentage for the named executive officers and certain other key management employees.
No bonus pool will be funded and no bonuses will be paid if Adjusted EBITDA falls below the threshold payout level, which is 92.2% of the target payout level.  The actual funding of the bonus pool between minimum and target levels and between target and maximum levels is prorated based on the level of Adjusted EBITDA generated.
The Committee approved the following strategic business goals for 2012, which account for up to 20% of the named executive officer’s bonus opportunity (15% in the case of Mr. Quinn) and are identical for each of the named executive officers:

2012 Business Goal	Target	Weight
Organic Growth in Global Sales:[1]	$513.6 million	25%
Improve Gross Margin/Productivity	$11.1 million	25%
Working Capital Management:[2]		30%
Days Sales Outstanding	< 53.4
Days Payables Outstanding	> 35.0
Cash Flow	≥ $20.8 million
Inventory Turns	≥ 3.6
Capital Expenditures	≤ $16.0 million
Strategy Implementation[3]		20%
[1]Target also requires achievement of approximate 2% price increase.
[2]Components of Business Goal are weighted equally.
[3]Target constitutes achievement of specific strategic initiatives (new product introductions, infrastructure investment and geographic expansion, and brand strategy) on time and on budget.
Consistent with plan awards in 2011, allocation to the named executive officers of the funded bonus pool for 2012 is based on a combination of the level of the Company’s financial performance as established by Adjusted EBITDA generation and the above strategic business goals, each expressed as a percentage of their target bonus opportunity (which itself is a percentage of their respective base salaries), as follows:

		Performance Weighting
Name	Target %	Financial	Business Goals
Martin Quinn.............................................................................................................	60%	85%	15%
Jeffrey S. Kulka.........................................................................................................	40%	80%	20%
Terry A. Moody.........................................................................................................	40%	80%	20%
E. Lee Qualls*...........................................................................................................	40%	80%	20%
Nick H. Varsam..........................................................................................................	40%	80%	20%

* Mr. Qualls joined the Company on July 9, 2012, as our new chief marketing officer, and his target and performance weighting percentages were set at the same levels set for the other named executive officers, other than the CEO.
Named executive officers receive a payment ranging from 40% (42.5% for the CEO) to 100% of the officer's target award opportunity if the Company achieves a financial performance level ranging from 92.2% to 100% of target, and a payment ranging from 100% up to 180% (185% for the CEO) of the target award opportunity if the Company achieves a performance level ranging from 100% to 106.1% of target.

Long-Term Incentive Awards — Decisions and Analysis

In connection with the hiring of E. Lee Qualls as the Company's chief marketing officer, in June 2012, the Committee approved an award to Mr. Qualls of options to purchase an aggregate of 35,000 shares of common stock of Holdings under the Holdings 2010 Equity Incentive Plan. These awards are set forth in the Grants of Plan-Based Awards table in included in “—Summary Compensation” below. Other than this award, no long-term incentive awards were granted to any named executive officer in 2012.
Post Fiscal Year Compensation Actions
Base Salary Adjustments
In March 2013, the Compensation Committee approved 2.5% increases in the base salaries of Messrs. Quinn, Kulka, Qualls and Varsam consistent with the budget and business plan approved by the Board of Directors for Company employees generally, and a 4% increase in the base salary of Mr. Moody.  The Committee approved a higher increase for Mr. Moody based on the recommendation of the CEO in recognition of Mr. Moody’s leadership of the Company’s successful completion of its North American manufacturing consolidation strategy.  The adjusted base salary for each of the named executive officers is as set forth below in “—Employment Agreements.”
Annual Incentive Plan — 2013 Performance Targets, Bonus Funding and Allocation
In March 2013, the Compensation Committee approved the financial performance targets for determining the funding and payout of annual incentive bonuses under our Annual Incentive Plan for the named executive officers with respect to our 2013 fiscal year. Similar to 2012, the annual bonus pool will be funded based on the achievement of threshold, target and maximum levels of Adjusted EBITDA generated in 2013.  The actual funding of the bonus pool between the minimum and target and the target and maximum funding levels will be prorated based on the level of Adjusted EBITDA generated.
Consistent with 2012, allocation to the named executive officers (and to other eligible participants) of the funded bonus pool, if any, generated for 2013 will be based on a combination of the level of the Company’s financial performance as established by Adjusted EBITDA generation and four strategic business goals substantially similar to such goals set for 2012.  As of the date of this Report, the quantified strategic business goals have not yet been finalized or approved.
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

Summary Compensation
The following summary compensation table sets forth the compensation earned during fiscal 2012, 2011 and 2010 by our Chief Executive Officer, the individual serving as our Chief Financial Officer during 2012 and the other three most highly compensated executive officers who were serving in such capacity as of December 31, 2012. The Company has entered into agreements with each of the named executive officers, which provide for payments under certain termination events. These agreements and the potential and payments thereunder are described in the narratives captioned “ — Employment Agreements” and “ — Potential Payments Upon Termination or Change in Control” below.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2)($)	Option Awards(3) ($)	Non- Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Martin Quinn	2012	$511,538	$—	$—	$—	$275,118	$6,000	$792,656
President and Chief Executive Officer	2011	470,179	100,000	—	134,009	553,200	6,000	1,263,388
	2010	400,000	—	144,563	547,213	285,000	6,000	1,382,776

Jeffrey S. Kulka(6)	2012	332,525	—	—	—	120,082	93,166	545,773
Executive Vice President and Chief Financial Officer	2011	50,026	—	—	871,417	43,800	—	965,243
	2010	—	—	—	—	—	—	—

Terry A. Moody	2012	334,475	—	—	—	121,050	—	455,525
Executive Vice President - Global Operations	2011	322,295	100,000	—	—	232,566	—	654,861
	2010	314,385	—	29,730	222,086	149,000	—	715,201

E. Lee Qualls(7)	2012	143,775	—	—	1,056,506	55,701	100,025	1,356,007
Executive Vice President and Chief Marketing Officer	2011	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—

Nick H. Varsam	2012	232,143	—	—	—	87,886	11,515	331,544
Vice President, General Counsel and Corporate Secretary	2011	210,268	100,000	—	16,751	151,721	11,557	490,297
	2010	203,808	—	14,865	67,697	75,000	4,046	365,416
____________

(1)	Amounts in this column represent retention bonuses of $100,000 paid to each of Messrs. Quinn, Moody and Varsam in connection with the merger.

(2)
The amounts shown in this column represent the aggregate grant date fair values of the restricted stock awards granted to each of the named executive officers in the years specified computed in accordance with FASB ASC Topic 718. Special incentive awards of restricted stock to Mr. Quinn in 2010 and awards to the named executive officers in 2009 had performance-based vesting conditions and were valued at the grant date based upon the probable outcome of such conditions, excluding the effect of estimated forfeitures. The grant date values assumed that the highest level of performance conditions would be achieved. No restricted stock awards were forfeited by any of the named executive officers in fiscal year 2010. This column does not include the value of restricted stock that was cashed out in connection with the Merger, which value was determined based on the Merger consideration of $15 per share. In connection with the Merger, the following cash payments were made in 2010 for restricted stock awarded to the named executive officers: Mr. Quinn, $667,350; Mr. Moody, $393,840; and Mr. Varsam, $79,725. The grant date fair values were determined based on the assumptions and methodologies set forth in Note 16 of the notes to our consolidated financial statements set forth herein. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(3)
The amounts shown in this column represent the aggregate grant date fair values of the stock option awards granted to each of the named executive officers in the years specified computed in accordance with FASB ASC Topic 718. These option awards include options to purchase shares of common stock of Holdings, the Company’s parent, granted under the 2010 Equity Incentive Plan. See “— Grants of Plan-Based Awards” and “— Holdings 2010 Equity Incentive Plan” below. Awards in 2009 had performance-based vesting conditions and were valued at the grant date based upon the probable outcome of such conditions, excluding the effect of estimated forfeitures. The grant date values assumed that the highest level of performance conditions would be achieved. No stock options were forfeited by any of the named executive officers in fiscal year 2010. This column does not include the value of options that were cashed out based on the Merger consideration of $15 per share. In connection with the Merger, the following cash payments were made for options awarded to the named executive officers: Mr. Quinn, $367,966; Mr. Moody, $133,332; and Mr. Varsam, $68,274. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 16 of the notes to our consolidated financial statements set forth herein. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards. Further information regarding the 2011 awards is included in the “Grants of Plan-Based Awards” table below and the “Outstanding Equity Awards at Fiscal Year End” table below.

(4)
The amounts under this column are annual cash incentive awards earned upon the achievement of performance objectives under the Annual Incentive Plan and, with respect to Mr. Quinn, one-time incentive awards granted pursuant to his employment agreement in connection with his promotion to the office of President. This column does not include the long-term incentive performance cash awards that were paid out in accordance with the terms of the Merger Agreement. None of the long-term performance cash awards that had been granted and remained outstanding prior to the Merger had been earned. In connection with the Merger, cash payments for these awards were made as follows: Mr. Quinn, $217,233; Mr. Moody, $119,937; and Mr. Varsam, $28,640.

(5)	The amounts shown as “All Other Compensation” for 2012 consist of the following:

Name	Auto Allowance ($)	401(k) Plan Matching Contribution ($)(a)	Relocation ($)	Signing Bonus ($)(b)	Total ($)
Martin Quinn	$6,000	$—	$—	$—	$6,000
Jeffrey S. Kulka	—	22,500	70,666	—	93,166
Terry A. Moody	—	—	—	—	—
E. Lee Qualls	—	5,700	29,325	65,000	100,025
Nick H. Varsam	—	11,515	—	—	11,515

(a)	Represents our matching contributions to the accounts of the named executive officers pursuant to the Thermadyne 401(k) Retirement Plan.

(b)	Represents one-time bonus award as provided in Mr. Qualls' employment agreement.

(6)	Mr. Kulka joined the Company in October 2011.

(7)	Mr. Qualls joined the Company in July 2012.

Holdings 2010 Equity Incentive Plan
The following is a summary of the material terms and conditions of the Thermadyne Technologies Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Equity Plan”). This summary is qualified in its entirety by reference to the terms of the 2010 Equity Plan, a copy of which is incorporated by reference as Exhibit 10.40 to this Annual Report on Form 10-K.
The Board of Directors of the Company’s parent, Holdings, adopted the 2010 Equity Plan on December 2, 2010, and the 2010 Equity Plan was approved by the stockholders on the same date. The purpose of the 2010 Equity Plan is to attract, retain and motivate the officers, directors, and employees of Holdings and its subsidiaries and affiliates, and to promote the success of Holdings’ business by providing them with appropriate incentives and rewards through a proprietary interest in the long-term success of Holdings.
The Board of Directors of Holdings, or any committee designated by the Board of Directors of Holdings, administers the 2010 Equity Plan (the board or any such committee, the “Administering Committee”). The Administering Committee has the ability to: select the directors and employees to whom awards will be granted; determine the type and amount of awards to be granted; determine the terms and conditions of awards granted; determine the terms of award agreements to be entered into with participants to whom awards are granted; accelerate or waive vesting of awards and exercisability of awards; extend the term or period of exercisability of any awards; modify the purchase price under any award; or waive any terms or conditions applicable to any awards, subject to the limitations set forth in the 2010 Equity Plan.
Awards under the 2010 Equity Plan are in the form of stock options for shares of common stock of Holdings, par value $0.01 per share, or such other class or kind of shares or other securities resulting from application of the 2010 Equity Plan. Options are designated as either incentive stock options or nonqualified stock options; provided, however, that options granted to directors of Holdings shall be nonqualified stock options. Incentive stock options may be granted only to employees of Holdings or of a “parent corporation” or “subsidiary corporation” (as such terms are defined in Section 424 of the Internal Revenue Code) at the date of grant. The aggregate Fair Market Value (as such term is defined in the Stockholders’ Agreement dated December 3, 2010 among Holdings and the other parties thereto (the “Stockholders’ Agreement”)) (generally determined as of the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by a participant in the 2010 Equity Plan during any calendar year under all plans of Holdings and of any “parent corporation” or “subsidiary corporation” shall not exceed $100,000, or the option shall be treated as a nonqualified stock option. All outstanding options awarded under the 2010 Equity Plan are nonqualified stock options.
The option price is determined by the Administering Committee at the time of grant, but shall not be less than one hundred percent (100%) of the Fair Market Value of a share on the date of grant. In the case of any incentive stock option granted to a Ten Percent Shareholder, the option price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of a share on the date of grant. A “Ten Percent Shareholder” is a person who on any given date owns, either directly or indirectly (taking into account the attribution rules contained in Section 424(d) of the Internal Revenue Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of Holdings or a subsidiary or affiliate of Holdings.
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
If a Realization Event (as such term is defined in the Stockholders’ Agreement) occurs after December 2, 2010, unless prohibited by law or unless otherwise provided in the award agreement, the Administering Committee is authorized to make any of the following adjustments in the terms and conditions of outstanding awards: (a) continuation or assumption of outstanding awards under the 2010 Equity Plan by Holdings, the surviving company or its parent; (b) substitution of awards with substantially the same terms for outstanding awards (excluding the consideration payable upon settlement of the awards); (c) accelerated exercisability, vesting and/or lapse of restrictions under outstanding awards immediately prior to the occurrence of a Realization Event; (d) provision that any outstanding awards must be exercised, if exercisable, during a reasonable period of time immediately prior to the Realization Event or such other period as determined by the Administering Committee, and at the end of such period, such awards shall terminate if not exercised; and (e) cancellation of all or any portion of outstanding awards for fair value (in the form of cash, shares, other property or any combination thereof) as determined by the Administering Committee. The fair value of outstanding awards being cancelled may equal the excess of the value of the consideration to be paid as part of the Realization Event to holders of the same number of shares subject to the outstanding awards (or, if consideration is not paid, Fair Market Value of the shares subject to the outstanding awards being cancelled) over the aggregate option price or grant price, as applicable, with respect to the awards being cancelled.
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
Grants of Plan-Based Awards
In 2012, the Board of Directors of Holdings granted to the named executive officers, along with other key management employees, options to purchase an aggregate of 93,419 shares of common stock of Holdings as long-term incentive awards under the 2010 Equity Incentive Plan. The options vest in equal annual increments during the first five anniversaries from the date of original grant, with vesting accelerated as to all unvested options upon a “Realization Event” (as defined in the Stockholders’ Agreement, discussed below under “Certain Relationships and Related Party Transactions” included in Item 13 of this Report.
The option awards to the named executive officers in 2012 are included in the Grants of Plan-Based Awards table below.

		Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awarded ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Martin Quinn	—	—	—	—	$—	$—
Jeffrey S. Kulka	—	—	—	—	—	—
Terry A. Moody	—	—	—	—	—	—
E. Lee Qualls	07/09/2012(2)	—	17,500	—	49.23	513,734
	07/09/2012(3)	—	8,750	—	49.23	256,867
	07/09/2012(4)	—	8,750	—	50.00	285,904
Nick H. Varsam	—	—	—	—	—	—
__________

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

(2)
Represents “Tranche A” options to purchase shares of common stock of Holdings granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that equaled the value of the equity as determined by the Board of Directors of Holdings in accordance with the Stockholders Agreement.

(3)
Represents “Tranche B” options to purchase shares of common stock of Holdings granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that equaled the value of the equity as determined by the Board of Directors of Holdings in accordance with the Stockholders Agreement.

(4)
Represents “Tranche C” options to purchase shares of common stock of Holdings granted pursuant to the 2010 Equity Incentive Plan, with an exercise price that exceeded the value of the equity as determined by the Board of Directors of Holdings in accordance with the Stockholders Agreement.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Martin Quinn.................................................................	16,119	24,178	$10.00	12/3/2020
	8,059	12,089	30.00	12/3/2020
	8,059	12,089	50.00	12/3/2020
	2,480	9,919	10.00	4/25/2021
	1,240	4,960	30.00	4/25/2021
	1,240	4,960	50.00	4/25/2021
Jeffrey S. Kulka..............................................................	4,650	18,599	31.10	11/18/2021
	2,325	9,299	31.10	11/18/2021
	2,325	9,299	50.00	11/18/2021
E. Lee Qualls..................................................................	—	17,500	49.23	7/9/2022
	—	8,750	49.23	7/9/2022
	—	8,750	50.00	7/9/2022
Terry A. Moody...............................................................	10,539	15,809	10.00	12/3/2020
	5,270	7,904	30.00	12/3/2020
	5,270	7,904	50.00	12/3/2020
Nick H. Varsam...............................................................	2,480	3,720	10.00	12/3/2020
	1,240	1,860	30.00	12/3/2020
	1,240	1,860	50.00	12/3/2020
	310	1,240	10.00	4/25/2021
	155	620	30.00	4/25/2021
	155	620	50.00	4/25/2021
__________

(1)
 No options were exercised during the year ended December 31, 2012. All stock options listed in the table have a term expiring ten years after the grant date and vest based on service. All options vest at a rate of 20% on each anniversary of the grant date over five years.

Employment Agreements
We have employment agreements with each of Messrs. Quinn, Kulka, Moody, Qualls and Varsam, each of which agreements is described below.
Under the employment agreements with Messrs. Quinn, Kulka, Moody and Qualls, “cause” is defined as the following conduct by such executive: (i) an act of (A) willful misconduct, (B) fraud, (C) embezzlement, (D) theft or (E) any other act constituting a felony, in each case causing or that is reasonably likely to cause, material harm, financial or otherwise, to us; (ii) a willful and intentional act or failure to act, which is committed by the executive and which causes or can be expected to imminently cause material injury to us that is not cured by him within 15 days after written notice from the Board of Directors specifying such act or failure to act and requesting a cure; (iii) a willful and material breach of the employment agreement that is not cured by the executive within 15 days after written notice from the Board of Directors specifying the breach and requesting a cure; or (iv) habitual abuse of alcohol, narcotics or other controlled substances which materially impairs the executive’s ability to perform his duties under the employment agreement that is not cured by him within 15 days after written notice from the Board of Directors specifying such circumstances and requesting a cure. No act, or failure to act, will be deemed “willful” unless done, or omitted to be done, by the executive not in good faith and without a reasonable belief that his act, or failure to act, was in our best interest.
We have agreed to indemnify each of the executive officers with which we have an employment agreement to the fullest extent permitted by law.
Martin Quinn. Mr. Quinn’s current base salary is $527,875 per year. Mr. Quinn is eligible to receive an annual incentive award at a target bonus of 60% of base salary (up to a maximum opportunity of 120% of base salary). The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance our annual incentive plan. The agreement provides for a car allowance of $500 per month. Mr. Quinn is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.

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
Jeffrey S. Kulka. Mr. Kulka’s current base salary is $343,119 per year. Mr. Kulka is eligible to receive an annual incentive award at a target bonus of 40% of base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Kulka is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.
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
Any long-term incentive awards, such as stock options and restricted shares, outstanding at the time of termination of Mr. Kulka's employment will survive termination in accordance with their applicable terms.
The agreement provides that Mr. Kulka cannot solicit any of our customers or prospective customers or induce any person to terminate employment with us for a period of one year after termination for any reason. In addition, Mr. Kulka cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country for a period of one year after termination due to non-renewal, cause or voluntary termination (other than by constructive termination).
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
Terry A. Moody. Mr. Moody’s current base salary is $350,948. Mr. Moody is eligible to receive an annual incentive award at a target bonus of 40% of his base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Moody is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, available to our executives.
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
E. Lee Qualls. Mr. Qualls' current base salary is $333,125 per year. Mr. Qualls is eligible to receive an annual incentive award at a target bonus of 40% of base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Qualls is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.
Mr. Qualls’ employment agreement has an initial term of one year and will renew for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. Qualls (including by constructive termination) and automatically upon his death or disability. If his employment is terminated, then Mr. Qualls (or his estate) is entitled to payments under his employment agreement. If his employment is terminated because we do not renew the employment period, Mr. Qualls will be entitled to continue to receive his current base salary for a period of nine months following the expiration of the employment period. Any payments under his employment agreement that constitute a parachute payment which exceed 2.99 times his base amount will be reduced to 2.99 times the base amount.
Any long-term incentive awards, such as stock options and restricted shares, outstanding at the time of termination of Mr. Qualls' employment will survive termination in accordance with their applicable terms.
The agreement provides that Mr. Qualls cannot solicit any of our customers or prospective customers or induce any person to terminate employment with us for a period of two years after termination for any reason. In addition, Mr. Qualls cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country for a period of one year after termination due to non-renewal, cause or voluntary termination (other than by constructive termination).
Disability is deemed to have occurred if Mr. Qualls is unable to perform the duties of his employment due to mental or physical incapacity for a period of six consecutive months.
Constructive termination is defined in the agreement as the occurrence of any of the following without Mr. Qualls' consent: (i) our failure to comply with the material terms of the agreement; (ii) a reduction in salary or bonus percentage (that does not apply to similarly situated executives) or a material reduction in his duties; (iii) any purported termination by us of his employment other than for cause; or (iv) if we assign the agreement to a successor of all or substantially all of our business or assets, and the successor fails to assume our obligations under the agreement.
Nick H. Varsam. Mr. Varsam’s current base salary is $251,125. Mr. Varsam is eligible to receive an annual incentive award at a target bonus of 40% of his base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Varsam is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as stock option programs available to our executives.
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

Potential Payments Upon Termination or Change in Control
As noted above, our employment agreements with each of Messrs. Quinn, Kulka, Moody, Qualls and Varsam provide for payments to the officer in the event of termination of employment. The employment agreements of the named executive officers do not contain specific provisions for compensating the officers upon a change in control of the Company. If the Company’s successor following a change of control does not assume the Company’s obligations under the employment agreements or makes certain changes in an officer’s compensation or duties that would be deemed to be a constructive termination, then the officer would be compensated in accordance with the constructive termination provisions of his employment agreement.
The table below sets forth information describing and quantifying certain compensation that would become payable under each named executive officer’s employment agreement if the officer’s employment had terminated on December 31, 2012.  The information is based on the officer’s compensation and benefits as of that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the 401(k) plan, disability benefits and accrued vacation pay.
Estimated Payments Upon Termination of Employment

Reason for termination of employment:	Salary $		Bonus $		Perquisites and Other Benefits $		Total $
Death
Martin Quinn..........................................................................	$—	(1)	$275,118	(2)	$—		$275,118
Jeffrey S. Kulka.....................................................................	—	(1)	120,082	(2)	—		120,082
Terry A. Moody......................................................................	—	(3)	121,050	(2)	—		121,050
E. Lee Qualls..........................................................................	—	(1)	55,701	(2)	—		55,701
Nick H. Varsam......................................................................	—	(3)	87,886	(2)	—		87,886
Disability
Martin Quinn..........................................................................	—	(1)	275,118	(2)	23,106	(4)	298,224
Jeffrey S. Kulka.....................................................................	—	(1)	120,082	(2)	46,528	(5)	166,610
Terry A. Moody......................................................................	168,725	(6)	121,050	(2)	—		289,775
E. Lee Qualls..........................................................................	162,500	(6)	55,701	(2)	21,347	(5)	239,548
Nick H. Varsam......................................................................	122,500	(6)	87,886	(2)	—		210,386
Without cause/constructive termination(7)
Martin Quinn..........................................................................	515,000	(8)	275,118	(2)	11,553	(9)	801,671
Jeffrey S. Kulka.....................................................................	334,750	(8)	120,082	(2)	23,264	(10)	478,096
Terry A. Moody......................................................................	337,450	(8)	121,050	(2)	16,617	(9)	475,117	(12)
E. Lee Qualls..........................................................................	325,000	(8)	55,701	(2)	5,145	(9)	385,846
Nick H. Varsam......................................................................	204,167	(13)	87,886	(2)	16,617	(14)	308,670
Non-renewal/expiration of employment agreement
Martin Quinn..........................................................................	515,000	(8)	—		8,665	(15)	523,665
Jeffrey S. Kulka.....................................................................	334,750	(8)	—		—		334,750
Terry A. Moody......................................................................	337,450	(8)	—		—		337,450
E. Lee Qualls..........................................................................	325,000	(8)	—		—		325,000
Nick H. Varsam......................................................................	204,167	(13)	—		—		204,167
For cause/voluntary termination by employee
Martin Quinn..........................................................................	—		—		—		—
Jeffrey S. Kulka.....................................................................	—		—		—		—
Terry A. Moody......................................................................	—		—		—		—
E. Lee Qualls..........................................................................	—		—		—		—
Nick H. Varsam......................................................................	—		—		—		—
__________

(1)	Base salary is paid in accordance with current payroll practices through the end of the pay period in which termination occurs.

(2)	Represents the bonus the officer would have been entitled to receive for the year in which termination occurs, prorated based on the number of days the officer was employed during such year.

(3)	Base salary is paid in accordance with current payroll practices through the end of the month in which termination occurs.

(4)	Represents contributions made by the Company on behalf of the officer under health insurance plans for two years following termination.

(5)	Represents contributions made by the Company on behalf of the officer under health insurance plans for two years following termination, plus a tax gross-up at an assumed tax rate of 40%.

(6)	Base salary is paid in accordance with current payroll practices until the earlier of 180 days and the commencement of any benefits under the Company’s long-term disability insurance.

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

(15)	Represents contributions made by the Company on behalf of the officer under certain benefit plans, including health, life and disability insurance, for nine months following termination.
The employment agreement for each of the above-named executive officers contains a provision for complying with Section 409A of the Internal Revenue Code relating to deferred payments, including the payment of severance. In addition, the agreements for Messrs. Quinn, Kulka, Moody and Qualls limit severance payments, to the extent they are considered “parachute payments” under Section 280G of the Internal Revenue Code, to 299% of the employee’s “base amount” of compensation as defined in Section 280G. See “— Employment Agreements” above.
Each of our named executive officers has been granted stock options in our parent, Holdings, under the 2010 Equity Plan, described above in “Executive Compensation — Holdings 2010 Equity Incentive Plan.” Pursuant to the terms of the 2010 Equity Plan and each named executive officer’s non-qualified stock option award agreement, if a Realization Event occurs, including a change of control of Holdings, all outstanding options not vested or forfeited will become immediately and fully vested, subject to such named executive officer’s continued service to Holdings or its subsidiaries or affiliates. The intrinsic value of equity awards outstanding at December 31, 2012, which consist solely of Tranche A and Tranche B options to purchase stock of Holdings, that would become exercisable or vested in the event a change of control of Holdings occurred as of December 31, 2012, for each of the named executive officers is set forth in the table below.  Tranche C options have a per share exercise price of $50 and, therefore, have no intrinsic value. See “— Holdings 2010 Equity Incentive Plan” and the Outstanding Equity Awards at Fiscal Year-End table, above.
Estimated Payments Upon Change in Control

Name	Unvested Options (#)	Exercise Price ($)	Value of Options ($)(1)
Martin Quinn..............................................................................	34,098	$10.00	$1,592,705
	17,049	30.00	455,375
	17,049	50.00	114,398
Jeffrey S. Kulka..........................................................................	18,599	31.10	476,315
	9,299	31.10	238,157
	9,299	50.00	62,399
Terry A. Moody..........................................................................	15,809	10.00	984,582
	7,904	30.00	281,505
	7,904	50.00	70,719
E. Lee Qualls.............................................................................	17,500	49.23	130,900
	8,750	49.23	65,450
	8,750	50.00	58,713
Nick H. Varsam..........................................................................	4,960	10.00	231,666
	2,480	30.00	66,237
	2,480	50.00	16,640
__________

(1)	Based on the fair market value of a share of common stock of Holdings on December 31, 2012 of $56.71, as determined by the Board of Directors of Holdings in accordance with the Stockholders Agreement.

Director Compensation
Each of our non-employee directors, other than Mr. Korn, receives an annual fee of $25,000 and a fee of $3,000 per meeting. For his role as Chairman of the Audit Committee, Mr. Egan also receives an annual fee of $7,500. In connection with his appointment as director in 2011, each of these non-employee directors also received a grant of options to purchase 10,000 shares of common stock of Holdings, comprised of 5,000 Tranche A Options, 2,500 Tranche B Options and 2,500 Tranche C Options, with vesting and other terms identical to those options granted to the named executive officers.
The following table provides information on all cash and equity-based compensation earned, paid or awarded to non-employee directors during 2012 and 2011.
Non-Employee Director Compensation Table

Name(1)	Year	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Total ($)
James O. Egan(4)............................................................................................	2012	$44,500	$—	$44,500
	2011	40,889	54,491	95,380
Douglas R. Korn.............................................................................................	2012	—	—	—
	2011	—	—	—
C. Thomas O’Grady(5)...................................................................................	2012	37,000	—	37,000
	2011	25,346	53,641	78,987
Eric K. Schwalm(5)........................................................................................	2012	37,000	—	37,000
	2011	23,973	53,641	77,614
____________

(1)	Only members of our Board who are neither employees of the Company nor affiliates of Irving Place Capital receive compensation for their service as a director.

(2)
This column reflects the aggregate dollar amount of the annual base fee and annual fees for service on the Board of Directors and, in the case of Mr. Egan, acting as chairperson of the Audit Committee for the years ended December 31, 2012 and December 31, 2011.

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
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a director or as a member of the compensation committee or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. None of the current members of our Compensation Committee has ever been an officer or employee of Holdings or any of our subsidiaries. Mr. Korn is a managing director of Irving Place Capital, affiliates of which, along with its co-investors, control approximately 98.3% and 94.2% of the outstanding preferred stock and common stock, respectively, of Holdings. See “Certain Relationships and Related Party Transactions” included in Item 13 of this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We are a wholly-owned subsidiary of Victor Technologies Holdings, Inc., a company whose common stock is owned by IPC/Razor LLC (“Topco”), a holding company and affiliate of Irving Place Capital, and certain members of our management. Upon consummation of the Merger in December 2010, Holdings issued common stock and preferred stock, representing 80% and 20%, respectively, of its equity value to Topco and certain of our executive officers. Following the Merger, Holdings issued additional shares of common stock and preferred stock to other members of our management.
The following table sets forth the percentages of shares of preferred stock and common stock of Holdings that are beneficially owned as of March 15, 2013 by (1) each person who is known to us to be the beneficial owner of more than 5% of such shares, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Preferred Stock (#)	Percent of Class (1)	Amount and Nature of Beneficial Ownership of Common Stock (#)	Percent of Class (1)
IPC / Razor LLC (including its co-investors), c/o Irving Place Capital, 745 Fifth Avenue, 7th Floor New York, NY 10151 (2)	55,995	98.3%	3,484,000	94.2%
Martin Quinn (3)	113	*	49,157	1.4%
Jeffrey Kulka (4)	236	*	23,971	*
Terry A. Moody (5)	48	*	24,078	*
Michael A. McLain (2)(6)	—	—	20,458	*
James O. Egan (7)	64	*	8,000	*
Nick H. Varsam (8)	8	*	6,699	*
Jeff Ertel	62	*	3,853	*
C. Thomas O’Grady (9)	32	*	4,000	*
Eric K. Schwalm (9)	32	*	4,000	*
Douglas R. Korn, c/o Irving Place Capital, 745 Fifth Avenue, 7th Floor New York, NY 10151 (2)(10)	—	—	—	—
All directors and executive officers as a group (11 persons)	595	1.0%	144,219	4.0%

*      Represents less than 1%.

(1)
Based on 56,987 shares of preferred stock and 3,547,595 shares of common stock outstanding as of March 15, 2013, and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

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

(3)	Includes options to purchase 42,157 shares of common stock exercisable within 60 days.

(4)	Includes options to purchase 9,299 shares of common stock exercisable within 60 days.

(5)	Includes options to purchase 21,078 shares of common stock exercisable within 60 days.

(6)
Mr. McLain owns less than one percent of the outstanding equity of IPC/Razor LLC. Mr. McLain disclaims beneficial ownership of the shares of Holdings that are owned by IPC/Razor LLC, except to the extent of his pecuniary interest therein. Includes options to purchase 20,458 shares of common stock exercisable within 60 days.

(7)	Includes options to purchase 4,000 shares of common stock exercisable within 60 days.

(8)	Includes options to purchase 6,199 shares of common stock exercisable within 60 days.

(9)	Includes options to purchase 2,000 shares of common stock exercisable within 60 days.

(10)
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
Affiliates of Irving Place Capital, along with its co-investors, hold approximately 98.2% of the outstanding equity of Holdings, which holds 100% of our outstanding equity. Our director Douglas R. Korn is a Senior Managing Director of Irving Place Capital.
Stockholders’ Agreement
Upon consummation of the Merger, Holdings entered into a Stockholders’ Agreement with Topco and our management investors that generally contains the following provisions:
Board of Directors.  The Stockholders’ Agreement requires that all holders of securities in Holdings who are parties to the Stockholders’ Agreement shall vote all of the shares of common stock of Holdings owned by them or their affiliates for, or consent in writing with respect to such shares in favor of, the election of the directors designated by Topco. Such directors may only be removed by Topco. Our management investors further agreed to execute any documents necessary in order to effectuate the foregoing, including the ability for Holdings or its nominees to vote our management investors’ shares of common stock directly.
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
Consulting Agreement
In exchange for strategic advisory assistance in 2010, Holdings entered into a consulting agreement with Michael McLain, our chairman, and other consultants. The aggregate amount paid pursuant to the consulting agreement for services rendered in 2012 was $760,000, of which $150,000 was paid to entities controlled by Mr. McLain. We also paid certain expenses incurred by the consultants.  We reduced the fees paid to Irving Place Capital pursuant to the management services agreement by $150,000 for the fees paid to entities controlled by Mr. McLain for services rendered pursuant to the consulting agreement through December 2012, and, as a result, we did not incur any additional cost for such services provided by the entities controlled by Mr. McLain.

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
Pursuant to the terms of our Stockholders’ Agreement, except for transactions contemplated by such agreement, Holdings will not, nor will it permit any of its subsidiaries (including the Company) to, directly or indirectly, enter into any transaction or agreement, including without limitation the purchase, sale or exchange of property or the rendering of any services, with Topco or any of its affiliates (other than Holdings and its subsidiaries and employees of Holdings and its subsidiaries), except (i) pursuant to the Management Services Agreement described above, (ii) any agreement evidencing investments to be made by Topco or its affiliates in respect of which stockholders who are employees or directors of Holdings or any of its subsidiaries are given preemptive or other participation rights, (iii) the issuance of pro-rata dividends, distributions and redemptions, (iv) transactions with portfolio companies of Topco that are in the ordinary course of business and on arm’s length terms, and if material, have been approved by a majority of disinterested directors of Holdings’ Board of Directors, (v) the payment of reasonable directors’ fees and expenses and the provision of customary indemnification to directors and officers of Holdings and its subsidiaries, (vi) transactions between Holdings and its subsidiaries and Topco and its affiliates contemplated by the Merger Agreement or (vii) any other transaction approved by a majority of disinterested directors of Holdings’ Board of Directors.
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

Item 14.  Principal Accountant Fees and Services
During 2012 and 2011, KPMG LLP rendered services to us as our independent registered public accounting firm and charged fees for their services as follows:

Service Fees ($'s in thousands)	2012 Fees	2011 Fees
Audit Fees	$1,009	$1,094
Tax Fees	25	19
Other Fees	217	—
Total	$1,251	$1,113
Audit fees consisted of fees for the audit of our annual consolidated financial statements and review of our quarterly financial statements, as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC.  Tax fees consisted of fees for tax compliance, tax advice and tax planning services. Other fees consisted of fees related to due diligence services related to acquisitions of businesses.
Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval.  All 2012 and 2011 services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
Financial Statements and Schedules
The following documents are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm — KPMG LLP	64
Consolidated Statements of Operations for years ended December 31, 2012 and 2011, December 3, 2010 through December 31, 2010, and January 1, 2010 through December 2, 2010	65
Consolidated Statements of Comprehensive Income for years ended December 31, 2012 and 2011, December 3, 2010 through December 31, 2010, and January 1, 2010 through December 2, 2010	66
Consolidated Balance Sheets as of December 31, 2012 and 2011	67
Consolidated Statements of Stockholders’ Equity for years ended December 31, 2012 and 2011, December 3, 2010 through December 31, 2010, and January 1, 2010 through December 2, 2010	68
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, December 3, 2010 through December 31, 2010, and January 1, 2010 through December 2, 2010	69
Notes to Consolidated Financial Statements	70

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Victor Technologies Group, Inc.:
We have audited the accompanying consolidated balance sheets of Victor Technologies Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2012 and December 31, 2011 (Successor Company), the period from December 3, 2010 through December 31, 2010 (Successor Company), and the period from January 1, 2010 through December 2, 2010 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victor Technologies Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and December 31, 2011 (Successor Company), the period from December 3 through December 31, 2010 (Successor Company), and the period from January 1, 2010 through December 2, 2010 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.
(signed) KPMG LLP
St. Louis, Missouri
March 27, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor			Predecessor
	Year Ended	Year Ended	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
	December 31, 2012	December 31, 2011
Net sales	$496,130	$487,428	$28,663	$387,238
Cost of goods sold	316,234	329,629	21,910	256,948
Gross margin	179,896	157,799	6,753	130,290
Selling, general and administrative expenses	106,790	105,286	19,044	90,142
Amortization of intangibles	6,431	6,296	531	2,515
Restructuring	2,477	5,404	—	—
Operating income (loss)	64,198	40,813	(12,822)	37,633
Other expense:
Interest, net	(32,136)	(24,535)	(2,273)	(20,525)
Amortization of deferred financing costs	(2,351)	(1,711)	(170)	(918)
Loss on debt extinguishment	—	—	—	(1,867)
Income (loss) before income tax provision (benefit)	29,711	14,567	(15,265)	14,323
Income tax provision (benefit)	8,086	7,826	(585)	8,187
Net income (loss)	$21,625	$6,741	$(14,680)	$6,136

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Successor			Predecessor
	Year Ended	Year Ended	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
	December 31, 2012	December 31, 2011
Net income (loss)	$21,625	$6,741	$(14,680)	$6,136
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,280	(1,385)	2,760	1,981
Pension and post-retirement	(1,742)	(4,337)	681	(1,015)
Comprehensive income (loss)	$22,163	$1,019	$(11,239)	$7,102

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Successor
	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$32,379	$20,856
Accounts receivable, less allowance for doubtful accounts of $910 and $750	64,986	68,570
Inventory	100,609	96,011
Prepaid expenses	12,492	11,972
Deferred tax assets	2,423	2,823
Total current assets	212,889	200,232

Property, plant and equipment, net of accumulated depreciation of $26,515 and $15,073	75,894	73,861
Goodwill	187,123	182,429
Intangibles, net	136,788	140,265
Deferred financing fees	15,486	13,416
Other assets	559	502
Total assets	$628,739	$610,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term obligations	$1,563	$1,715
Accounts payable	29,709	29,705
Accrued and other liabilities	36,717	43,560
Accrued interest	1,479	1,081
Income taxes payable	312	2,875
Deferred tax liabilities	4,436	3,584
Total current liabilities	74,216	82,520

Long-term obligations, less current maturities	357,520	263,607
Deferred tax liabilities	80,767	78,927
Other long-term liabilities	18,801	18,081
Total liabilities	531,304	443,135

Stockholders' equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at December 31, 2012 and 2011	—	—
Additional paid-in capital	85,492	177,790
Retained earnings (Accumulated deficit)	13,686	(7,939)
Accumulated other comprehensive income (loss)	(1,743)	(2,281)
Total stockholders' equity	97,435	167,570

Total liabilities and stockholders' equity	$628,739	$610,705

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value				Total Stockholders' Equity
Predecessor
December 31, 2009	13,540	$135	$188,791	$(65,063)	$3,929	$127,792

Comprehensive income	—	—	—	6,136	966	7,102
Common stock issuance-employee stock purchase plan	12	—	96	—	—	96
Exercise of stock options	969	1	70	—	—	71
Stock compensation	—	—	682	—	—	682
December 2, 2010	14,521	$136	$189,639	$(58,927)	$4,895	$135,743

Successor
December 3, 2010
Comprehensive income	—	$—	$—	$(14,680)	$3,441	$(11,239)
Initial investment by purchasers	1,000	—	176,010	—	—	176,010
Stock compensation	—	—	25	—	—	25
December 31, 2010	1,000	$—	$176,035	$(14,680)	$3,441	$164,796

Comprehensive income	—	—	—	6,741	(5,722)	1,019
Capital contribution from Holdings	—	—	1,185	—	—	1,185
Stock compensation	—	—	570	—	—	570
December 31, 2011	1,000	$—	$177,790	$(7,939)	$(2,281)	$167,570

Comprehensive income	—	—	—	21,625	538	22,163
Dividend payment to Parent	—	—	(93,507)	—	—	(93,507)
Exercise of stock options	—	—	(39)	—	—	(39)
Capital contribution from Holdings	—	—	285	—	—	285
Stock compensation	—	—	963	—	—	963
December 31, 2012	1,000	$—	$85,492	$13,686	$(1,743)	$97,435

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended	Year Ended	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$21,625	$6,741	$(14,680)	$6,136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,640	22,519	1,986	12,445
Deferred income taxes	1,787	522	(941)	1,656
Stock compensation expense	963	570	25	1,213
Non-cash interest expense	563	—	—	—
Restructuring costs, net of payments	(1,014)	1,866	—	—
Loss on debt extinguishment	—	—	—	1,867
Changes in operating assets and liabilities:
Accounts receivable, net	4,463	(5,977)	2,938	(9,847)
Inventory	(3,633)	(10,942)	4,223	(2,875)
Prepaid expenses	(49)	(895)	(879)	3,073
Accounts payable	(404)	2,929	(3,825)	19,344
Accrued interest	293	(8,103)	3,200	(1,624)
Accrued taxes	(2,644)	(1,010)	272	2,844
Accrued and other	(9,445)	(1,129)	24	10,896
Net cash provided by (used in) operating activities	33,145	7,091	(7,657)	45,128
Cash flows from investing activities:
Capital expenditures	(12,551)	(14,824)	(1,849)	(6,499)
Acquisition of business, net of cash acquired	(3,498)	—	—	—
Other	(655)	(899)	(188)	(341)
Net cash used in investing activities	(16,704)	(15,723)	(2,037)	(6,840)
Cash flows from financing activities:
Issuance of Senior Secured Notes due 2017	—	—	260,000	—
Issuance of Additional Notes of Senior Secured Notes due 2017	100,000	—	—	—
Senior Secured Notes discount	(5,200)	—	—	—
Dividend payment to Parent	(93,507)	—	—	—
Use of Trusteed Assets for redemption of Senior Subordinated Notes	—	183,685	—	—
Repayment of Senior Subordinated Notes	—	(176,095)	—	—
Net repayments of Working Capital Facility	—	—	(3,347)	(6,296)
Repayments of other long-term obligations	(2,347)	(1,443)	—	—
Repayment under Second Lien Facility and other	—	—	(1,240)	(26,707)
Initial investment by purchases (excluding subscription receivables)	—	—	175,285	—
Purchase of Predecessor common stock	—	—	(213,926)	—
Trusteed assets	—	—	(183,672)	—
Payment of Predecessor change in control expenditures	—	—	(7,525)	—
Deferred financing fees	(4,421)	—	(14,723)	—
Other	246	1,185	—	167
Net cash provided by (used in) financing activities	(5,229)	7,332	10,852	(32,836)
Effect of exchange rate changes on cash and cash equivalents	311	(243)	469	434
Total increase (decrease) in cash and cash equivalents	11,523	(1,543)	1,627	5,886
Total cash and cash equivalents beginning of period	20,856	22,399	20,772	14,886
Total cash and cash equivalents end of period	$32,379	$20,856	$22,399	$20,772
Income taxes paid	$8,975	$8,329	$92	$3,673
Interest paid, including $8,688 for defeased Sr Subordinated Notes in 2011	$31,230	$33,980	$70	$21,134

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data)

1. The Company
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
Holdings’ sole asset is its 100% ownership of the stock of Victor Technologies.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 98.2% of the outstanding equity of Holdings, and certain members of Victor Technologies' management hold the remaining equity capital.
As more fully described in Note 3 - Acquisitions, the Acquisition is being accounted for in accordance with United States accounting guidance for business combinations and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010. Although Victor Technologies continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one.  In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis.  As a result, the accompanying consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity are presented for two different reporting entities for the year ended December 31, 2010: Predecessor, which relates to the period preceding the Acquisition (prior to December 3, 2010), and Successor, the period succeeding the Acquisition, respectively.
Victor Technologies, a Delaware corporation, is a designer, manufacturer and supplier of cutting, welding and gas control equipment used in various fabrication, construction and manufacturing operations around the world. The Company’s products are used in a wide variety of applications and industries, where steel is cut and welded, including steel fabrication,  manufacturing of transportation and mining equipment, many types of construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding.  The Company designs, manufactures and sells products in six principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) carbon arc gouging projects and consumable parts; (4) welding equipment; (5) arc accessories, including torches, consumable parts and accessories; and (6) filler metals and hardfacing alloys. The Company markets its products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Victor® Thermal Dynamics®, Victor® Arcair®, Victor® Turbo Torch®, Tweco®, Thermal Arc®, Stoody®, Firepower® and Cigweld®.

 2. Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Reclassifications.  The costs of certain purchasing functions previously included in selling, general, and administrative expenses have been reclassified to cost of goods sold in the amounts of $93 for the Successor period from December 3, 2010 through December 31, 2010 and $1,566 for the Predecessor period from January 1, 2010 through December 2, 2010 to conform to current year presentation.
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
Accounts Receivable. Accounts receivable are recorded at the amounts invoiced to customers, less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for domestic subsidiaries and the first-in, first-out (“FIFO”) method for foreign subsidiaries. Inventories were recorded at fair value at the Acquisition Date.
Property, Plant and Equipment. Prior to the Acquisition Date, property, plant and equipment were historically carried at cost and depreciated using the straight-line method. At the Acquisition Date, property, plant and equipment were adjusted to fair value based on the premise of continued use.  Management, with assistance from an asset appraisal firm, estimated the fair value of equipment by determining new reproduction cost by utilizing the historical original cost of each equipment asset and adjusting cost to the Acquisition Date using industry trend factors and consumer price indices. Once new reproduction cost was established, considerations were made for all forms of depreciation, which reflected the estimated economic life of the asset, remaining economic useful life and used equipment trends.  Land was valued based on comparable sales.  The average estimated lives utilized in calculating depreciation are as follows: buildings and improvements— 10 to 25 years; and machinery and equipment— 3 to 10 years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Depreciation expense was $11,858 and $14,512 for the years ended December 31, 2012 and 2011, respectively, $1,285 for the period of December 3, 2010 to December 31, 2010, and $9,245 for the period of January 1, 2010 through December 2, 2010.
Deferred Financing Costs. Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $19,718 and $15,297 at December 31, 2012 and 2011, respectively, less related accumulated amortization of $4,232 and $1,881.
Goodwill and Intangibles. Goodwill and trademarks have indefinite lives, with the exception of trademarks obtained in the Robotronic Oy acquisition in 2012. Other intangibles assets, including intangibles obtained as part of the Robotronic Oy acquisition, are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years.
For both the Acquisition for the Successor and the acquisition of Robotronic Oy, goodwill was calculated as of the date of the acquisition, measured as the excess of the consideration transferred over the net of the Acquisition date amounts of the identifiable assets (including intangible assets) acquired and the liabilities assumed.
Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The Company has determined that no impairment of goodwill existed at December 1, 2012.
Trademarks calculated as of the Acquisition Date are generally associated with the Company’s product brands, and cash flows associated with these products are expected to continue indefinitely. The Company has placed no limit on the end of these trademarks’ useful lives.  The Company has determined that no impairment of these trademarks existed at December 1, 2012.  See Note 7 – Intangible Assets.
Derivatives and Hedging Activities.  The Company uses foreign exchange rate derivative instruments in order to reduce exposure to inherent foreign currency fluctuations.  While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815, Derivatives & Hedging, as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of similar currency instruments are recorded to selling, general and administrative expense in the period of change. The derivatives are subject to a master netting agreement whereby each currency group of derivatives is netted and the remaining balance, or fair value, is placed on the Consolidated Balance Sheet. The fair value of a derivative asset is recognized within prepaid expenses and other assets, while the fair value of derivative liabilities is recognized within accrued and other liabilities.
Debt. The carrying values of the obligations outstanding under the Working Capital Facility and other long-term obligations, excluding the Senior Secured Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The fair value of the Company’s Senior Secured Notes was 106.5% and 103.5% of face value at December 31, 2012 and 2011, respectively.  The fair value of the Senior Secured Notes is measured using the last available trade in each respective year.
Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law.  The effects of future changes in tax laws or rates are not anticipated.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized. The Company’s effective tax rate includes the impact of providing U.S. taxes for most of the undistributed foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. See Note 14 – Income Taxes to the consolidated financial statements.

Stock Option Accounting. All share-based payments to employees, including grants of employee stock options, are recognized in the Statements of Operations based on their fair values. The Company utilizes the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements for all share-based payments granted after the effective date and (b) based on the requirements for all awards granted to employees prior to the effective date that remain unvested on the effective date.  See Note 16 – Stock Options and Stock-Based Compensation to the consolidated financial statements.
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
One customer comprised 10% and 12% of the Company’s global sales for the years ended December 31, 2012 and 2011, respectively, and 11% of the Company’s global sales for the period from December 3, 2010 through December 31, 2010 and the period from January 1, 2010 through December 2, 2010, respectively. The Company’s top five distributors comprised 27% and 29% of its global net sales for the years ended December 31, 2012 and 2011, respectively, and 26% and 28% for the period from December 3, 2010 through December 31, 2010 and the period from January 1, 2010 through December 2, 2010, respectively.
Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Balance at beginning of period	$4,600	$3,200	$3,000	$2,300
Charged to expense	4,018	5,370	200	4,267
Warranty payments	(4,118)	(3,970)	—	(3,567)
Balance at end of period	$4,500	$4,600	$3,200	$3,000
Research and Development. Research and development is conducted in connection with new product development and includes costs of materials used in the development process and allocated engineering personnel costs. Research and development costs were approximately $4,600 and $4,200 for the years ended December 31, 2012 and 2011, respectively, approximately $300 for the period from December 3, 2010 through December 31, 2010, and approximately $3,700 for the period from January 1, 2010 through December 2, 2010. These costs are reflected in selling, general & administrative expenses as incurred.
Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of the foreign subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items of these subsidiaries are translated at average monthly rates of exchange.
Accumulated Other Comprehensive Income. Accumulated other comprehensive income refers to net income adjusted by gains and losses that, according to GAAP, are excluded from net income and are instead included in stockholders’ equity in the consolidated balance sheets.  As shown in the Statement of Comprehensive Income, these items include foreign currency translation adjustments and pension and post-retirement benefit plan adjustments. For the year ended December 31, 2012, these amounts are net of deferred income taxes of $1,397 for cumulative foreign currency translation gains and $1,068 for pension and post-retirement benefit plan loss.
Effect of New Accounting Standards
Indefinite-Lived Intangible Assets. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, to permit an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount before applying a quantitative impairment test. ASU 2012-02 is intended to simplify how an entity tests for indefinite-lived intangible asset impairment and to improve consistency in impairment testing guidance. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. For the indefinite-lived intangibles assets impairment performed as of December 1, 2012, the Company opted to use a quantitative impairment test instead of the qualitative assessment alternative.
The Company has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Acquisitions
2010 Activity
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

•	Successor received $176,010 in equity contributions and became a wholly-owned subsidiary of Holdings.

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

•
A notice of redemption was issued on December 3, 2010 for the $172,327 outstanding aggregate principal amount of 9¼% Senior Subordinated Notes due 2014, and the Company irrevocably deposited $183,672 with the Trustee to redeem the Senior Subordinated Notes at 101.542% and pay the related accrued interest due on February 1, 2011.

The $15 per share fair value of the consideration given for the outstanding equity on the date of the Acquisition represents the per share purchase price agreed upon by Victor Technologies and affiliates of Irving Place Capital, as set forth in the Merger Agreement, and paid in cash by IPC solely for purposes of the business combination.
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

The following table summarizes the acquisition costs, including professional fees and other related costs, and the assets acquired and liabilities assumed, based on their fair values:
At December 3, 2010:

Purchase price of outstanding equity		$213,926

Acquisition related costs:
Included in selling, general and administrative expenses:
December 3 through December 31, 2010		$12,111	(a)
January 1 through December 2, 2010		4,763	(a)
Deferred bond issuance fees		15,297
Total acquisition related costs		$32,171

Allocation of purchase price:
Total current assets, including cash of $20,772 and deferred tax assets of $2,863		$187,147	(b)
Property, plant and equipment		73,792
Intangible assets:
Corporate trademarks	$19,341
Intellectual property bundles	77,476
Customer relationships	49,188
Total intangibles		146,005
Goodwill		180,596	(c)
Other assets including deferred tax asset of $414		1,273
Total assets acquired		$588,813

Total current liabilities excluding current portion of debt and deferred tax liability		87,433	(d)
Senior Subordinated Notes due 2014, including call premium		177,066
Working capital facility due 2012		3,347
Capital leases		8,345
Deferred tax liability		84,231
Other long-term liabilities		15,039
Total liabilities assumed		375,461
Net assets acquired		$213,352

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

	December 3, 2010 Valuation
	Original	Revised	Adjustment
Assets acquired:
Property, plant and equipment
Land	$15,352	$13,894	$(1,458)

Goodwill	164,678	180,596	15,918

Intangible assets
Customer relationships	54,920	49,188	(5,732)
Intellectual property bundles	81,380	77,476	(3,904)
Trademarks	19,079	19,341	262

Deferred financing fees	14,723	15,297	574

Liabilities assumed:
Total current liabilities excluding current portion of debt and deferred tax liability	84,831	87,433	2,602

Deferred tax liability	81,173	84,231	3,058

Supplemental pro forma financial information – The following supplemental unaudited pro forma results of operations assumes the Acquisition and the related financing transactions described above (the “Transactions”) occurred on January 1, 2010 for each period presented. This unaudited pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the Transactions had occurred on that date. Pro forma amounts reflect the adjusted results had the Transactions occurred at January 1, 2010 with adjustments primarily to interest, depreciation, amortization of certain intangible assets and deferred financing fees, to eliminate the last-in first-out (“LIFO”) adjustments, the turnaround impact of the fair value adjustments to foreign inventories, and the related adjustments of income tax expenses. Additionally, the 2010 pro forma information also excludes the acquisition related costs incurred in 2010 but includes the full year impact of the new IPC management fees.

Combined Period twelve months ended December 31, 2010 (Unaudited):	Pro Forma
Net sales	$415,901
Net loss	(3,009)

2012 Activity
On July 13, 2012, the Company acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls, Inc., a leading maker of advanced, intelligent CNC controllers used in shape-cutting machines. Cash paid at the time of purchase was $3,498. The total purchase price, net of cash acquired and including the outstanding debt of the companies acquired, as well as an earn-out provision based on specified sales targets, was $4,493. The acquisition was financed with cash on hand. The process of assigning fair value to the assets acquired and liabilities assumed was complete as of December 31, 2012. The Company recognized $3,211 of goodwill associated with the acquisition. The goodwill is not expected to be deductible for tax purposes.

4. Allowance for Doubtful Accounts
The composition of allowance for doubtful accounts at December 31 is as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Balance, beginning of period	$750	$400	$400	$400
Provision (Recovery)	297	266	(20)	(105)
Net Write-offs and Adjustments	(137)	84	20	105
Balance, end of period	$910	$750	$400	$400
Due to the current economic situation in Europe, the Company has increased its allowance for doubtful accounts as the collection of a portion of the receivables balance in this region has been determined to be at risk.  The Company, however, is not aware of any material European-based customer balances that will not be collected.
In 2009, the Company wrote off a receivable from a Venezuelan-based customer in the amount of $1,287.  The Company received $63, $649 and $200 recovery of this receivable in 2012, 2011 and 2010, respectively.

5. Inventories
The composition of inventories at December 31 is as follows:

	December 31, 2012	December 31, 2011
Raw materials and component parts	$34,919	$32,009
Work-in-process	4,192	4,916
Finished goods	60,911	61,795
Subtotal	100,022	98,720
LIFO credit (reserve)	587	(2,709)
Total	$100,609	$96,011

The Company uses the Dollar-Value LIFO method to calculate the LIFO reserve. Under this method, the current year calculation recognized an inventory balance greater than the FIFO method primarily due to a decline in raw material prices below base year (December 2010) values. The Company used the Inventory Price Index Computation (IPIC) method for tax purposes as required by IRS regulations. The base year for tax purposes ranges from 1988 to 1990, resulting in a tax LIFO reserve of $18,698.
The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $76,819 at December 31, 2012 and $74,885 at December 31, 2011.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

6. Property, Plant, and Equipment
The composition of property, plant and equipment is as follows:

	December 31, 2012	December 31, 2011
Land	$14,580	$14,091
Building	16,787	11,638
Machinery and equipment	66,242	53,473
Construction in progress	4,800	9,732
Subtotal	102,409	88,934
Accumulated depreciation	(26,515)	(15,073)
Total	$75,894	$73,861
Assets recorded under capitalized leases were $6,769 ($3,337 net of accumulated depreciation) and $6,651 ($4,653 net of accumulated depreciation) at December 31, 2012 and 2011, respectively.

7. Intangible Assets
The composition of intangible assets is as follows:

	December 31, 2012	December 31, 2011
Amortizable intangible assets:
Customer relationships	$49,546	$49,188
Intellectual property bundles	77,476	77,476
Patents	1,742	1,087
Developed technology	1,277	—
Trademarks	664	—
Subtotal	130,705	127,751
Accumulated amortization	(13,258)	(6,827)
Total amortizable intangible assets	$117,447	$120,924

Indefinite-lived intangible assets:
Goodwill	$187,123	$182,429
Trademarks	19,341	19,341
Total indefinite-lived intangible assets	$206,464	$201,770
During the year ended December 31, 2012, the Company added $2,253 of acquired intangibles assets, including customer relationships, developed technology and trademarks, related to the Robotronic Oy acquisition. All of these intangibles were determined to have a useful life of 20 years.
In the fourth quarter of 2011, the provisional amounts of assets acquired and liabilities assumed at the Acquisition Date were updated as the Company received a revised version of the externally prepared valuation study.  As a result, the intangible assets values were amended as shown in Note 3 – Acquisitions.
Customer Relationships
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
Intellectual Property Bundles (Including Patents)
The fair value of Victor Technologies' patents, underlying trade secrets and product methodology were determined based on a bundled approach utilizing the Relief from Royalty (“RFR”) Method with the assistance of an asset appraisal firm. Under RFR, the value of the intangible assets reflects the savings realized by owning the intangible assets.  The premise associated with this valuation technique is that if the intangible assets were licensed to an unrelated party, the unrelated party would pay a percentage of revenue for the use of the assets.  The present value of the future cost savings, or relief from royalty, represents the value of the intangible assets.
Victor Technologies’ intellectual property (IP) bundles were grouped into two main product categories: (1) gas equipment, arc accessories, and plasma cutting and (2) welding, filler metals, and hard facing.
The Company recorded amortization expense of $6,431 for the year ended December 31, 2012, $6,296 for the year ended December 31, 2011, $531 for the period of December 3, 2010 to December 31, 2010, and $2,515 for the period of January 1, 2010 through December 2, 2010. Amortization expense for each of the next five fiscal years patents is expected to approximate $6,600.
Goodwill
For both the Acquisition for the Successor and the acquisition of Robotronic Oy, goodwill is measured as the excess of the consideration transferred over the net amounts of the identifiable assets acquired and the liabilities assumed, all measured in accordance with ASC Topic 805.

As discussed in Note 3 - Acquisitions related to the Acquisition, certain financial information for 2010 for Victor Technologies, including goodwill, has been retrospectively adjusted as a result of the completion of the purchase price allocation for the acquisition that occurred on December 3, 2010. The Company also increased goodwill by $2,000 to correct an error in the accounting for the foreign currency translation of goodwill as of December 31, 2010. Comprehensive loss for the period ended December 31, 2010 was decreased by $1,240 due to the goodwill adjustment, net of taxes. The adjustments to correct the error were not material to the financial statements.
The change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

Carrying Amount
of Goodwill
Balance as of December 31, 2010	$182,841
Foreign currency translation	(412)
Balance as of December 31, 2011	182,429
Acquisition of Robotronic Oy	3,211
Foreign currency translation	1,483
Balance as of December 31, 2012	$187,123

8. Debt and Capital Lease Obligations
The composition of debt and capital lease obligations is as follows:

	December 31, 2012	December 31, 2011
Senior Secured Notes due December 15, 2017, 9% interest payable semi-annually on June 15 and December 15	$360,000	$260,000
Senior Secured Notes discount	(4,637)	—
Capital leases	3,720	5,322
Long-term debt	359,083	265,322
Current maturities	(1,563)	(1,715)
Long-term debt, less current maturities	$357,520	$263,607

At December 31, 2012, the schedule of principal payments of debt is as follows:
2013		$1,563
2014		1,291
2015		673
2016		168
2017		360,025
Thereafter		—

Interest of $31,230 and $33,980 was paid for years ended December 31, 2012 and 2011, respectively, $70 for the period from December 3, 2010 through December 31, 2010, and $21,134 for the period from January 1, 2010 through December 2, 2010.
Senior Secured Notes due 2017
On December 3, 2010, Merger Sub issued $260,000 in aggregate principal of 9% Senior Secured Notes due 2017 (the “Senior Secured Notes” or the “Notes”) under an indenture by and among Victor Technologies, the guarantors of the Senior Secured Notes and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”). The net proceeds from this issuance, together with funds received from the equity investments made by affiliates of IPC, its co-investors and certain members of Victor Technologies management, were used to finance the Acquisition of Victor Technologies, to redeem the Senior Subordinated Notes due 2014, and to pay the transaction related expenses.  The Notes bear interest at a rate of 9% per annum, which is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2011.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.  The Notes will mature on December 15, 2017.
The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of Victor Technologies’ existing and future domestic subsidiaries and by its Australian subsidiaries Victor Technologies Australia Pty Ltd. and Cigweld Pty Ltd.  The Senior Secured Notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of Victor Technologies’ and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, Victor Technologies’ and the guarantors’ obligations under Victor Technologies’ Working Capital Facility (as defined below)), including the capital stock of each subsidiary of Victor Technologies (other than immaterial subsidiaries), which, in the case of non-guarantor foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary, and on a second priority basis, by substantially all the collateral that secures the Working Capital Facility on a first priority basis.
The Senior Secured Notes and the guarantees rank equal in right of payment with any of Victor Technologies' and the guarantors’ senior indebtedness, including indebtedness under the Working Capital Facility.  The Notes and the guarantees rank senior in right of payment to any of the Company’s and the guarantors’ existing and future indebtedness that is expressly subordinated to the Notes and the guarantees and are effectively senior to any unsecured indebtedness to the extent of the value of the collateral for the Notes and the guarantees.  The Notes and the guarantees will be effectively junior to the Company’s and the guarantors’ obligations under the Working Capital Facility to the extent the Company’s and the guarantors’ assets secure such obligation on a first priority basis and are effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the Notes and the guarantees or secured by a prior lien in the collateral for the Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness.
On or after December 15, 2013, Victor Technologies may redeem all or a part of the Senior Secured Notes at redemption prices set forth in the Indenture (expressed as a percentage of principal amount of Notes to be redeemed) ranging from 106.75% to 100%, depending on the date of redemption.  At any time prior to December 15, 2013, the Company may redeem, subject to applicable notice and other requirements:

•	during each twelve-month period commencing with the issue date, up to 10% of the original aggregate principal amount of Notes at a redemption price of 103%;

•	all or a part of the Notes at a redemption price equal to 100% of the principal amount of Notes to be redeemed plus a “make-whole” premium, as determined in accordance with the Indenture; and

•
on one or more occasions, at its option, up to 35% of the original aggregate principal amount of Notes issued, at a redemption price of 109% of the aggregate principal amount of the Notes to be redeemed, with the net cash proceeds of one or more equity offerings of Victor Technologies or any of its direct or indirect parents to the extent such proceeds are received by or contributed to Victor Technologies.

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
On February 27, 2012, the Company, the guarantors party to the Indenture and the Trustee entered into the First Supplemental Indenture to amend the terms of the Indenture to modify the restricted payments covenant to increase the restricted payments basket to $100,000 in order to permit the Company to use the proceeds of the Additional Notes to pay a cash dividend of $93,507 to the Company’s parent company to allow it to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to the offering of the Additional Notes and the related consent solicitation required to amend the Indenture in connection with the offering. The First Supplemental Indenture became operative on March 6, 2012 upon the issuance of the Additional Notes, at which time the Company made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5,200, to Holders of such notes in connection with the solicitation of consents to amend the Indenture. This cash payment, or consent fee, is included as a debt discount in the carrying value of the Notes and is amortized using the effective interest method over the life of the debt.

Working Capital Facility
On December 3, 2010, Victor Technologies entered into a Fourth Amended and Restated Credit Agreement (the “GE Agreement”) with General Electric Capital Corporation as lender and administrative agent (the “Working Capital Facility”). The Working Capital Facility provides for borrowings not to exceed $60,000, including up to $10,000 for letters of credit and swingline loans, subject to borrowing base capacity. Provided that no default is then existing or would arise therefrom, Victor Technologies has the option to increase commitments under the Working Capital Facility by up to $25,000. The Working Capital Facility matures on December 2015.
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

For the first six months following the closing date of the Acquisition, borrowings under the Working Capital Facility bore interest at a rate per annum of LIBOR, plus 2.75%.  Thereafter, the applicable margins under the Working Capital Facility will adjust based on average excess borrowing availability under the Working Capital Facility. If the average excess borrowing availability is greater than or equal to $25,000, the applicable interest rate will be LIBOR plus 2.75%. If the average excess borrowing availability is less than $25,000, the applicable margin will be LIBOR plus 3.0%.  Victor Technologies has the option to have borrowings bear interest at a base rate plus applicable margins as set forth in the GE Agreement.
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
The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.10 to 1 if the excess availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility  includes negative covenants that limit the Company’s ability and the ability of Holdings and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Holdings’ capital stock; and prepay or redeem certain indebtedness.
At December 31, 2012, the unused availability under the Working Capital Facility, net of $1,416 in outstanding letters of credit, was $49,084.
There were no borrowings under the Working Capital Facility during the year ended December 31, 2012. The Company’s weighted average interest rate on its short-term borrowings was 4.78% for the year ended December 31, 2011 and 5.71% for the period from January 1, 2010 through December 2, 2010.  There were no borrowings under the Working Capital Facility during the period from December 3, 2010 through December 31, 2010.
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
At December 31, 2012, the Company was in compliance with its financial covenants and expects to remain in compliance.
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
In June 2010, Predecessor Victor Technologies voluntarily repaid all of the remaining second lien indebtedness due November 30, 2012 and terminated the related credit agreement. The prepayment was funded primarily with borrowings under the Company’s Working Capital Facility.
Senior Subordinated Notes Due 2014
On December 3, 2010, Victor Technologies called for redemption of the $172,327 aggregate outstanding 9¼% Senior Subordinated Notes due 2014 on February 1, 2011 at a price of 101.542% plus accrued and unpaid interest. Victor Technologies irrevocably deposited with the trustee funds sufficient to pay the Redemption Price of the Senior Subordinated Notes.
Victor Technologies remained the primary obligor of the Senior Subordinated Notes through February 1, 2011.  Accordingly, the Senior Subordinated Notes and related assets placed with the trustee remain on Victor Technologies’ balance sheet, and are classified as current at December 31, 2010.  Successor Victor Technologies’ opening balance sheet at December 3, 2010 includes the fair value of the Senior Subordinated Notes due 2014 at that date of $177,066.
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
The Senior Subordinated Notes accrued interest at the rate of 9¼% per annum payable semi-annually in arrears on February 1 and August 1 of each year.
The indenture provided for the payment of an additional special interest adjustment based on the Company’s consolidated leverage ratio.  During the period from January 1, 2011 until the debt’s redemption on February 1, 2011, the quarterly special interest adjustment resulted in additional interest expense of $36. The quarterly special interest adjustment resulted in additional interest expense of $101 for the period from December 3, 2010 through December 31, 2010 and $2,711 for the period from January 1, 2010 through December 2, 2010.
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

9. Terminated Interest Rate Swap Arrangement
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

10. Derivative Instruments
As part of the Company’s ongoing operations, the Company is exposed to foreign exchange currency rates.  To manage these risks, the Company enters into certain foreign exchange rate derivative instruments pursuant to established policies.  The Company enters into these instruments with two major commercial banks as counterparties.  The Company does not enter into derivatives for trading or speculative purposes.
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
The notional amount of open foreign exchange derivative instruments at December 31, 2012 and 2011 was $15,313 and $12,491, respectively. The fair values of these contracts were not material to the consolidated financial statements as of and for the years ended December 31, 2012 and 2011, respectively.
As of December 31, 2012, the maximum length of time of the foreign exchange rate derivative instruments the Company has entered into is six months.
The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, includes an immaterial collateral deposit and the forfeiture of any unrealized gains.  The Company does not expect the counterparties to fail to meet their obligations.

11.  Fair Value Measurements
The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•
Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.
There were no transfers between Levels 1, 2, or 3 fair value measurements during the years ended December 31, 2012 and 2011, respectively, the period from December 3, 2010 through December 31, 2010, or the period from January 1, 2010 through December 2, 2010.  The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts.  While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into these arrangements with a diversified group of highly-rated counterparties.  The Company does not expect any counterparties to fail to meet their obligations.
The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short-term nature of these instruments at both December 31, 2012 and 2011.  See Note 2 - Significant Accounting Policies for the fair value estimate of debt and Note 10 – Derivative Instruments for the fair value of the derivative instruments, which are both considered Level 1 inputs. Also, see Note 18 - Employee Benefits Plans for the fair value of the pension plans' assets.

12. Leases
Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012 are as follows:

	Capital Leases	Operating Leases
2013	$1,782	$9,532
2014	1,400	8,820
2015	694	7,167
2016	172	5,721
2017	25	4,961
Thereafter	—	8,343
Total minimum lease payments	4,073	$44,544
Amount representing interest	(353)
Present value of net minimum lease payments, including current obligations of $1,563	$3,720
Rent expense under operating leases amounted to $10,344 for the year ended December 31, 2012, $9,561 for the year ended December 31, 2011, $662 for the period from December 3, 2010 through December 31, 2010 and $8,465 for the period from January 1, 2010 through December 2, 2010.

13. Restructuring
In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company has substantially completed these activities at December 31, 2012.  These exit activities impacted approximately 175 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.
The following provides a summary of restructuring costs incurred during the years ended December 31, 2012 and 2011, respectively, and the total expected restructuring costs associated with these activities by major type of cost:

			As of December 31, 2012
	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative Restructuring Costs	Total Expected Restructuring Costs
Employee termination benefits	$972	$3,197	$4,169	$4,169
Other restructuring costs	1,505	2,207	3,712	3,712
Total restructuring costs	$2,477	$5,404	$7,881	$7,881
Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.
The following is a rollforward of the liabilities associated with the restructuring activities since the inception of the plan.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of December 31, 2012 and 2011, respectively.

	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$3,197	$2,207	$5,404
Payments and other adjustments	(1,626)	(1,912)	(3,538)
Balance as of December 31, 2011	$1,571	$295	$1,866
Charges	972	1,505	2,477
Payments and other adjustments	(1,882)	(1,609)	(3,491)
Balance as of December 31, 2012	$661	$191	$852

Substantially all of the remaining payments for these exit activities are expected to be made during the first half of 2013.

14. Income Taxes
Income (loss) before income taxes was allocated under the following jurisdictions:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Domestic income (loss)	$11,938	$(6,548)	$(13,590)	$(7,693)
Foreign income (loss)	17,773	21,115	(1,675)	22,016
Income (loss) before income taxes	$29,711	$14,567	$(15,265)	$14,323
The provision (benefit) for income taxes is as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Current:
Federal	$—	$—	$(106)	$(98)
Foreign	5,116	6,567	136	6,673
State and local	374	325	10	306
Total current	5,490	6,892	40	6,881
Deferred	2,596	934	(625)	1,306
Income tax provision (benefit)	$8,086	$7,826	$(585)	$8,187
The composition of deferred tax assets and liabilities at December 31 is as follows:

	2012	2011
Deferred tax assets:
Post-employment benefits	$2,798	$3,440
Accrued liabilities	3,922	4,367
Other	2,970	3,302
Net operating loss carryforwards - foreign and U.S.	47,070	54,482
Total deferred tax assets	56,760	65,591
Valuation allowance for deferred tax assets	(8,782)	(15,176)
Net deferred tax assets	$47,978	$50,415
Deferred tax liabilities:
Inventories	$(7,185)	$(5,981)
Property, plant, and equipment	(7,480)	(7,447)
Intangibles	(45,694)	(47,378)
Investment in subsidiary	(69,919)	(68,873)
Total deferred tax liabilities	(130,278)	(129,679)
Net deferred tax liabilities	$(82,300)	$(79,264)
Income taxes paid for the year ended December 31, 2012 was $8,975, for the year ended December 31, 2011 was $8,329, for the period from December 3, 2010 through December 31, 2010 was $92, and for the period from January 1, 2010 through December 2, 2010 was $3,673.

The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Tax at U.S. statutory rates	$10,399	$5,098	$(5,343)	$5,013
Foreign deemed dividends (Section 956)	2,957	4,046	—	4,736
Nondeductible expenses and other exclusions	71	(77)	154	408
Nondeductible acquisition expenses	120	—	3,859	1,097
Valuation allowance for deferred tax assets	(6,250)	(2,063)	655	(3,239)
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	(704)	(966)	722	(779)
State income taxes	456	441	(45)	357
Change in basis of investment of subsidiary	1,037	1,347	(587)	594
Income tax provision (benefit)	$8,086	$7,826	$(585)	$8,187
As a result of the Company’s bankruptcy restructuring in 2003, the Company recognized cancellation of indebtedness income.  Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, but reduced various tax attributes, primarily the tax basis in the stock of a subsidiary, for which a deferred tax liability was recorded.
As of December 31, 2012, the Company has net operating loss carryforwards from the years 2001 through 2010 available to offset future U.S. taxable income of approximately $113,365. The Company has recorded a related deferred tax asset of $46,636 with an $8,348 valuation allowance, given the uncertainties regarding utilization of a portion of these net operating loss carryforwards. The net operating losses in the U.S. will expire between the years 2020 and 2030. The Company adopted Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations," effective January 1, 2009, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  After adoption of this pronouncement, the benefit of net operating loss carryovers reduces income tax expense as the carryovers are utilized.
The Company’s policy is to include both interest and penalties on uncertain positions and underpayments of income taxes in its income tax provision.  Total interest accrued was $331 and $339 as of December 31, 2012 and 2011, respectively.  No penalties were accrued for either date by the Company.
A reconciliation of the Company’s Reserve for Uncertain Tax Positions is as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Balance at beginning of period	$1,346	$1,495	$1,490	$1,470
Additions based on tax positions related to the current year	150	146	5	64
Reductions for tax positions of prior years	(272)	(295)	—	(44)
Balance at end of period	$1,224	$1,346	$1,495	$1,490
The Company did not make any payments related to the Reserve for Uncertain Tax Positions in 2012.  The $272 of reductions for 2012 reduced the 2012 income tax provision expense and the $295 of reductions for 2011 reduced the 2011 income tax provision expense.  The Company does not expect to make payments related to the Reserve for Uncertain Tax Positions in the next twelve months.
The Company’s U.S. federal income tax returns for tax years 2009 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s state income tax returns for 2008 through 2012 remain subject to examination by various state taxing authorities.  The Company’s significant foreign subsidiaries’ local country tax filings remain open to examination as follows:  Australia (2008-2012), Canada (2007-2012), United Kingdom (2006-2012) and Italy (2005-2012).  No extensions of the various statutes of limitations have currently been granted.

The Company’s foreign subsidiaries have undistributed earnings at December 31, 2012 of approximately $36,000. The Company has recognized the estimated U.S. income tax liability associated with approximately $23,900 of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to withholding taxes payable to the various foreign countries estimated as $1,400.

15. Contingencies

The Company is party to certain environmental matters, although no claims that would be reasonably likely to have a material adverse effect on the Company's financial condition or results of operations are currently pending. All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.
On April 12, 2012, a Resolution Agreement (the “Agreement”) became binding upon the Company, on behalf of itself and its subsidiaries, and a number of other defendants, which resolved all pending claims related to welding fumes against the Company by all plaintiffs who have signed a release of claims under the Agreement. In connection with the Agreement, the Company did not admit any fault, wrongdoing, or liability with respect to the plaintiffs’ claims.  Pursuant to the terms of the Agreement and the releases, each signing plaintiff accepted his or her claim under the Agreement as full and final resolution of his or her welding fume claims, agreed to execute and deliver valid and binding releases and stipulations of dismissal with prejudice to the defendants, and consented to participate in the structured private resolution program established pursuant to the Agreement. In accordance with the Agreement, on April 20, 2012, the Company paid $500 in full satisfaction of its obligation to fund its portion of this private resolution program, which was established by plaintiffs’ counsel and in an aggregate amount, including contributions from other defendants, of $21,500. The Company’s obligations under the Agreement are limited to its partial funding of the private resolution program, and the Company has no responsibility for or role in staffing, administering, or operating such program.
On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $392 and $660 as of December 31, 2012 and December 31, 2011, respectively.

16. Stock Options and Stock-Based Compensation
The Company utilizes the modified prospective method of accounting for stock compensation, and accordingly recognized compensation cost for all share-based payments, which consist of stock options and restricted stock, granted after January 1, 2006. The compensation cost was calculated using fair market value of the Company’s stock on the grant date. Options granted are valued using the Black-Scholes valuation model.  Restricted stock grants, which were only granted by the Predecessor, were valued at the closing price on the grant date.  Stock compensation cost included in selling, general and administrative expense was $963 for the year ended December 31, 2012, $570 for the year ended December 31, 2011, $25 for the period from December 3, 2010 through December 31, 2010 and $1,213 for the period from January 1, 2010 through December 2, 2010.
As of December 31, 2012, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $4,643 and the weighted average period over which this amount is expected to be recognized was approximately 3.3 years.
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
During the periods presented for the Predecessor, stock options were granted to eligible employees under the Stock Incentive Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date.  For the periods presented, management estimated the fair value of each annual stock option award on the date of grant using the Black-Scholes stock option valuation model.  Composite assumptions are presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock and correspond to the expected term. The Company generally uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the weighted-average expected term for all employee groups is presented in the following table.

In calculating the expected term, the Company uses a simplified method for a portion of the grant of options in which the strike price is equal to the stock price.  For grants of options with the strike price above the stock price, the Company used the expected life of the option as the expected term.  The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense is recognized ratably over the applicable vesting period based on the number of options that are expected to ultimately vest.
Effective on December 3, 2010, Holdings adopted the Victor Technologies Group, Inc. 2010 Equity Incentive Plan (the “2010 Equity Plan”) to provide officers, directors and employees of Holdings and its subsidiaries and affiliates, including the Company, with appropriate incentives and rewards through a proprietary interest in the long-term success of Holdings.  Effective with the closing of the Acquisition in December 2010, Holdings granted options to purchase an aggregate of 493,797 shares of common stock of Holdings, or 12.3% of its outstanding common stock on a fully diluted basis, to certain of the Company’s officers and management under the 2010 Equity Plan.  This plan permits the distribution of up to 619,959 authorized shares of the Holdings’ common stock.  Options become exercisable ratably over a five year period and expire ten years after the grant date.
The weighted-average assumptions under the Black-Scholes option-pricing model for stock options granted are as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Weighted-average fair value	$10.67	$6.99	$3.53	$4.58
Assumptions used:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	0.00%	0.00%	0.00%	59.86%
Risk-free interest rate	0.67%	0.94%	1.64%	3.09%
Expected life	5.0 years	5.0 years	5.0 years	6.5 years

A summary of option activity for the year ended December 31, 2012 is presented in the following table:

Successor Company - 2010 Equity Plan	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding, January 1, 2012	516,357
Granted	93,419
Exercised	(5,270)
Forfeited	(18,290)
Stock options outstanding, December 31, 2012	586,216	$29.98	8.4 years	$17,575
Stock options exercisable at December 31, 2012	168,677	$25.81	8.2 years	$4,354
As of December 31, 2012, there were 168,677 options vested under the 2010 Equity Plan.  The total intrinsic value of options exercised under the 2010 Equity Plan for the year ended December 31, 2012 was $100.  There were no exercises of options during the year ended December 31, 2011.  There were no options vested or exercised under the 2010 Equity Plan during the period from December 3, 2010 through December 31, 2010.  The total intrinsic value of options exercised under the plans of the Predecessor during the period from January 1, 2010 through December 2, 2010 was $8,634.
Following is a summary of stock options outstanding as of December 31, 2012:

	Number of Stock Options	Weighted-Average Remaining Contractual Term	Shares Exercisable
Options outstanding:
Exercise Price at $10.00	214,470	8.1 years	78,015
Exercise Price at $30.00	107,235	8.1 years	39,008
Exercise Price at $31.10	47,427	8.8 years	9,485
Exercise Price at $46.18	20,925	9.7 years	—
Exercise Price at $49.23	49,139	9.5 years	—
Exercise Price at $50.00	147,020	8.4 years	42,169
Total	586,216		168,677

17. Segment Information
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
Geographic Information
Reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (ROW). Summarized financial information concerning the Company’s geographic segments for its operations is shown in the following tables:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Net Sales:
Americas	$328,041	$315,858	$18,539	$246,726
Asia-Pacific	131,807	133,539	7,826	108,916
Europe/ROW	36,282	38,032	2,298	31,596
Total	$496,130	$487,429	$28,663	$387,238
For all periods shown, U.S. sales comprised approximately 84% of America’s sales, while Australia sales comprised approximately 74% of Asia-Pacific sales.
Long-lived assets (excluding goodwill, intangibles and deferred taxes) are as follows:

	December 31, 2012	December 31, 2011
Identifiable Assets:
Americas	$70,596	$67,683
Asia-Pacific	19,237	17,953
Europe/ROW	1,625	1,721
Total	$91,458	$87,357
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

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Product Lines:
Gas equipment	$171,232	$173,159	$9,484	$140,500
Plasma cutting systems	84,086	81,578	5,477	60,564
Carbon arc gouging products	27,539	26,525	1,520	19,618
Welding equipment	52,099	47,473	2,710	38,022
Arc accessories	67,505	63,068	3,587	47,469
Filler metals and hardfacing alloys	93,669	95,625	5,885	81,065
Total	$496,130	$487,428	$28,663	$387,238

18. Employee Benefit Plans
401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company’s domestic employees. In 2010, the Company initiated a matching contribution of 25% of the employee’s contribution (not to exceed 1.5% of eligible compensation) with a supplemental matching contribution based on financial performance.  Based upon 2010 financial performance, the Company made an additional discretionary match of the employee’s contributions (not to exceed 3.0% of the eligible compensation).  In 2011, the Company increased the initial matching contribution to 50% of the employee’s contribution (not to exceed 3.0% of eligible compensation).  Total expense for this Plan was $1,179 and $961 for the years ended December 31, 2012 and 2011, respectively, $53 for the period from December 3, 2010 through December 31, 2010 and $254 for the period from January 1, 2010 through December 2, 2010.
Australian Defined Contribution Plan.  The Company’s Australian subsidiary has a defined contribution plan, which covers all of its employees not in its defined benefit plan, except as discussed below. The Company, in accordance with Australian law, contributes 9% of each eligible employee’s compensation to this plan. Total expense for this plan was $370 and $330 for the years ended December 31, 2012 and 2011, respectively, $33 for the period from December 3, 2010 through December 31, 2010, and $379 for the period from January 1, 2010 through December 2, 2010.
Defined Benefit Pension Plans. The Company has defined benefit plans in the U.S., Canada and Australia.  The Company’s U.S. subsidiaries historically provided pension benefits through three noncontributory defined benefit pension plans which covered substantially all U.S. employees.  The Company froze and combined the three U.S. noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989, into one plan (the “U.S. Plan”).  All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.  The Canadian subsidiary has a defined benefit plan which covers substantially all of the Company’s Canadian employees, and continues to provide pension benefits to these employees.  The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed, which provides defined pension benefits to the Company’s Australian employees and was closed to new participants effective July 1, 2000. The Fund’s pension benefits are funded through mandatory participant contributions and the Company’s actuarially determined contributions. Weekly paid or award governed employees that participate in the Fund also get a 3% Company paid contribution into the Fund.

Net periodic costs under the defined benefit plans include the following components:

	U.S. and Canadian Plans
	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Components of the net periodic benefit cost:
Service cost	$138	$164	$14	$137
Interest cost	1,254	1,392	95	1,116
Expected return on plan assets	(1,543)	(1,549)	(102)	(1,022)
Amortization of net loss	169	—	—	547
Benefit cost	$18	$7	$7	$778
Weighted-average assumptions used to determine net periodic pension cost:
Measurement date	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2009
Discount rate - U.S.	4.00%	5.10%	5.70%	5.70%
Discount rate - Canada	4.00%	4.50%	5.00%	5.00%
Expected long-term rate of return on plan assets - U.S.	7.75%	8.00%	8.00%	8.00%
Expected long-term rate of return on plan assets - Canada	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase - U.S.	N/A	N/A	N/A	N/A
Rate of compensation increase - Canada	4.00%	4.00%	4.00%	4.00%
Other changes in plan assets and benefit obligations recognized in AOCI:
Net (gain) loss	$1,631	$4,859	$(442)	$1,181	(a)
Total recognized in other comprehensive income	$1,631	$4,859	$(442)	$1,181	(a)

Total recognized in net periodic post-retirement cost and AOCI	$1,649	$4,866	$(435)	$1,959	(a)
Estimated amortization from AOCI into net periodic post-retirement benefit cost over the next fiscal year:
Amortization of net loss	$296	$167	$—	$—

(a)	These amounts exclude $7,862 of unrecognized loss as of December 3, 2010.

	Australian Plan
	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	December 3, 2010 through December 31, 2010	January 1, 2010 through December 2, 2010
Components of the net periodic benefit cost:
Service cost	$963	$998	$88	$934
Interest cost	1,666	1,798	150	1,583
Expected return on plan assets	(1,517)	(1,639)	(139)	(1,457)
Amortization of net loss	—	—	—	261
Settlement gain	427	—	—	—
Benefit cost	$1,539	$1,157	$99	$1,321
Weighted-average assumptions used to determine net periodic pension cost:
Measurement date	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2009
Discount rate	6.50%	6.50%	7.60%	7.60%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Other changes in plan assets and benefit obligations recognized in AOCI:
Net (gain) loss	2,160	1,947	(206)	—
Settlement (gain)	(427)	—	—	—
Total recognized in other comprehensive income	$1,733	$1,947	$(206)	$—

Total recognized in net periodic post-retirement cost and OCI	$3,272	$3,104	$(107)	$1,321
Estimated amortization from AOCI into net periodic post-retirement benefit cost over the next fiscal year:
Amortization of net loss	$65	$—	$—	$—

The following tables provide a reconciliation of benefit obligations, plan assets and status of the defined benefit pension plans as recognized in the consolidated balance sheets for the U.S. Canadian Plans and the Australian Plan for the years ended December 31, 2012 and 2011, respectively.

	U.S. and Canadian Plans
	Year Ended December 31, 2012	Year Ended December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$31,566	$28,112
Service cost	138	164
Interest cost	1,254	1,392
Actuarial (gain) loss	2,100	3,357
Benefits paid	(1,689)	(1,372)
Currency translation	102	(87)
Benefit obligation at end of year	$33,471	$31,566

Change in plan assets:
Fair value of plan assets at beginning of year	$19,846	$19,555
Actual return on plan assets	2,374	19
Employer contributions	1,612	1,722
Benefits paid	(1,689)	(1,372)
Currency translation	82	(78)
Fair value of plan assets at end of year	$22,225	$19,846

Funded status of the plan	$(11,246)	$(11,720)

Amounts recognized in the balance sheet:
Noncurrent assets (liabilities)	$(11,246)	$(11,720)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$5,558	$4,445
Accumulated other comprehensive income	$5,558	$4,445
Accumulated benefit obligation	$33,471	$31,566

Weighted-average assumptions used to determine benefit obligations:
Measurement date	December 31, 2012	December 31, 2011
Discount rate - U.S.	3.45%	4.00%
Discount rate - Canada	4.00%	4.50%
Rate of compensation increase - U.S.	N/A	N/A
Rate of compensation increase - Canada	4.00%	4.00%

	Australian Plan
	Year Ended December 31, 2012	Year Ended December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$27,141	$25,781
Service cost	963	998
Interest cost	1,666	1,798
Participant contributions	517	487
Settlement (gain) loss	(3,649)	—
Actuarial (gain) loss	3,038	(157)
Benefits paid	—	(1,303)
Expenses, taxes and premiums paid	(269)	(283)
Currency translation	718	(180)
Benefit obligation at end of year	$30,125	$27,141

Change in plan assets:
Fair value of plan assets at beginning of year	$26,152	$26,786
Actual return on plan assets	2,395	(466)
Employer contributions	1,291	1,118
Participant contributions	517	487
Settlement (gain) loss	(3,649)	—
Benefits paid	—	(1,303)
Administrative expenses	(269)	(283)
Currency translation	692	(187)
Fair value of plan assets at end of year	$27,129	$26,152

Funded status of the plan	$(2,996)	$(989)

Amounts recognized in the balance sheet:
Noncurrent assets (liabilities)	$(2,996)	$(989)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$3,521	$1,742
Accumulated other comprehensive income	$3,521	$1,742
Accumulated benefit obligation	$25,433	$24,995

Weighted-average assumptions used to determine benefit obligations:
Measurement date	December 31, 2012	December 31, 2011
Discount rate	4.70%	6.50%
Rate of compensation increase	3.50%	4.00%

The defined benefit discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. The Company, with the assistance of its actuaries, utilized the Citigroup Pension Discount Curve for its U.S. Plan, Fiera Capital's CIA Method Accounting Discount Rate Curve for its Canadian subsidiary’s plan, and the Eight Year AA rated Corporate Bond Yield for its Australian Plan (the Fund), and applied plan-specific cash flows to determine an appropriate discount rate for each plan.
The defined benefit pension plans’ weighted average asset allocations by category at December 31, 2012 and 2011 are as follows:

	U.S. and Canadian Plans
Asset Category	Target 2013	2012	2011
Equity securities	51%	57%	56%
Debt securities	41%	35%	36%
Real estate related securities	8%	8%	8%
Total	100%	100%	100%

	Australian Plan
Asset Category	Target 2013	2012	2011
Cash	5%	5%	10%
Equity securities	40%	40%	41%
Debt securities	37%	37%	35%
Real estate related securities	2%	2%	3%
Other	16%	16%	11%
Total	100%	100%	100%
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
The following table sets forth the pension plans’ assets by level within the fair value hierarchy:

	Pension Plan's Assets at Fair Value as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Mutual Funds	$17,611	$1,081	$18,692
Commingled Trust Funds	1,943	28,719	30,662
Total	$19,554	$29,800	$49,354
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
The required funding for the U.S. Plan, the Canadian Subsidiary’s Plan, and the Fund for the year ending December 31, 2013 is approximately $2,634.

The following table presents the benefits expected to be paid in the next ten fiscal years:

	U.S. and Canadian Plans	Australian Plan
Estimated Future Benefit Payments
2013	$1,636	$3,950
2014	1,704	3,074
2015	1,746	3,076
2016	1,787	3,552
2017	1,885	3,884
2018 - 2022	9,966	13,530
Other Post-retirement Benefits. The Company has a frozen retirement plan covering certain salaried and non-salaried retired employees, which provides post-retirement health care benefits (medical and dental) and life insurance benefits. The plan provided coverage for retirees and active employees who had attained age 62 and completed 15 years of service as of December 31, 2005.   Post-retirement health care portion benefits are partially contributory, with retiree contributions adjusted annually as determined based on claim costs. The post-retirement life insurance benefits are noncontributory. The Company recognizes the cost of post-retirement benefits on the accrual basis as employees render service to earn the benefit, and funds the cost of health care in the year incurred.  In 2009, the Company terminated its commitments to provide future supplemental medical benefits for certain retirees.
The Company’s post-retirement benefit plans of healthcare and life insurance benefits had accumulated post-retirement benefit obligations of $1,491 and $1,648, at December 31, 2012 and 2011, respectively, discounted at 2.7% and 3.5% at those respective dates. A one-percentage-point increase (decrease) in the assumed health care cost trend rate at December 31, 2012 would increase (decrease) total service and interest cost by $2 and $(2), and increase (decrease) the post-retirement benefit obligation by $42 and $(39). Net periodic post-retirement cost was $41 and $79 for the years ended December 31, 2012 and 2011, respectively. Net periodic post-retirement income was $140 for the period from January 1, 2010 through December 2, 2010 and $4 for the period from December 3, 2010 through December 31, 2010.
Stock Purchase Plan. The Predecessor maintained an employee stock purchase plan allowing eligible employees to purchase shares of the Company’s common stock at the end of each quarter at 95% of the market price at the end of the quarter. For the period from January 1, 2010 through December 2, 2010, 11,485 shares, respectively, were purchased from the Company under this plan.
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

19. Certain Relationships and Transactions
Relationship with Irving Place Capital
Victor Technologies is a wholly-owned subsidiary of Holdings.  Affiliates of Irving Place Capital, along with its co-investors, held 98.2% and 98.6% of Holdings’ common stock at December 31, 2012 and 2011, respectively. The Board of Directors of the Company and Holdings includes one IPC member.
IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors that it appoints.
Management Services Agreement
The Company has entered a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable monthly.  In the event of a sale of all or substantially all of the Company’s assets to a third-party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters. Such fees were $2,305 and $1,986 for the years ended December 31, 2012 and 2011, respectively and $121 for the period from December 3, 2010 through December 31, 2010.

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
Victor Technologies Holdings, Inc. (Holdings)
At December 31, 2012, an aggregate $103,316 in Holdings capital stock was outstanding, which was comprised of 56,988 shares of 8% cumulative preferred stock in the amount of $67,183 and 3,545,735 shares of common stock in the amount of $36,133. On March 6, 2012, the Company paid a cash dividend of $93,507 to Holdings, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, of which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No further dividends have been declared on either the preferred stock or common stock of Holdings during the years ended December 31, 2012 and 2011.
Holdings’ stock based compensation costs relate to Victor Technologies' employees and were incurred for Victor Technologies' benefit, and accordingly recognized in Victor Technologies' consolidated selling, general & administrative expenses.

20. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011.

2012	December 31	September 30	June 30	March 31
Net sales	$115,891	$121,111	$132,257	$126,871
Gross margin	45,492	43,393	47,143	43,868
Operating income	16,046	15,868	17,252	15,032
Net income	5,095	5,332	5,986	5,212

2011	December 31	September 30	June 30	March 31
Net sales	$116,808	$124,854	$129,269	$116,497
Gross margin	34,521	42,258	47,794	33,226
Operating income	2,879	13,214	17,870	6,850
Net income (loss)	(4,985)	5,565	6,073	88
The net loss in the fourth quarter of 2011 is a result of increased incentive compensation, professional service fees, unfavorable foreign currency transaction losses and personnel costs associated with a higher headcount total.  Additionally, increased restructuring charges and inventory write-off’s associated with restructuring activities also contributed to the net loss.

21. Subsequent Events
Exit Activities
On January 16, 2013, the Company announced that it will be ceasing manufacturing operations at its owned manufacturing facility in Melbourne, Australia. The Company expects to have substantially completed the discontinuation of such manufacturing activities by June 30, 2013. The Company expects to incur substantially all of the associated charges during the first six months of 2013.

Current Asset Held for Sale
During the first quarter of 2013, the Company made the decision to sell a parcel of land in Hermosillo, Mexico that is currently unused. The Company has met the requirements, as defined by Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant and Equipment”, to classify the parcel of land as held for sale. The Company expects to sell the parcel of land within a twelve month period and has accordingly reclassified the carrying value of the land, $2,197 as of February 28, 2013, as a current asset in the first quarter of 2013.

22. Condensed Consolidating Financial Statements and Victor Technologies Group, Inc. (Parent) Financial Information
The 9% Senior Secured Notes due 2017 are obligations of, and were issued by, Victor Technologies. Victor Technologies Group, Inc. (parent only) assets at December 31, 2012 are its investments in its subsidiaries and its liabilities are the Senior Secured Notes due 2017.  Each guarantor is wholly owned by Victor Technologies.  Successor’s management has determined the most appropriate presentation is to “push down” the Senior Secured Notes due 2017 to the guarantors in the accompanying condensed financial information, as such entities fully and unconditionally guarantee the Senior Secured Notes due 2017, and these subsidiaries are jointly and severally liable for all payment under these notes.  The Senior Secured Notes due 2017 were issued to finance the Acquisition of the Company along with new stockholders’ equity.  The guarantor subsidiaries’ cash flow will service the debt.
The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Victor Technologies Group, Inc. (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the Parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. This information was prepared on the same basis as the consolidated financial statements. The Company’s Australian subsidiary is included as a guarantor for all years presented.  With respect to the non-guarantor subsidiaries, approximately 80% of the assets and 70% of the sales have been pledged to the guarantor subsidiaries to the holder of the Senior Secured Notes.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$402,096	$94,034	$—	$496,130
Cost of goods sold	—	240,185	76,049	—	316,234
Gross margin	—	161,911	17,985	—	179,896
Selling, general and administrative expenses	—	92,451	14,339	—	106,790
Amortization of intangibles	—	6,407	24	—	6,431
Restructuring	—	2,477	—	—	2,477
Operating income	—	60,576	3,622	—	64,198
Other income (expense):
Interest, net	—	(32,036)	(100)	—	(32,136)
Amortization of deferred financing costs	—	(2,351)	—	—	(2,351)
Equity in net income (loss) of subsidiaries	21,625	—	—	(21,625)	—
Income (loss) before income tax provision	21,625	26,189	3,522	(21,625)	29,711
Income tax provision	—	7,414	672	—	8,086
Net income (loss)	$21,625	$18,775	$2,850	$(21,625)	$21,625

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$390,491	$96,937	$—	$487,428
Cost of goods sold	—	251,076	78,553	—	329,629
Gross margin	—	139,415	18,384	—	157,799
Selling, general and administrative expenses	—	89,837	15,449	—	105,286
Amortization of intangibles	—	6,296	—	—	6,296
Restructuring	—	5,404	—	—	5,404
Operating income	—	37,878	2,935	—	40,813
Other income (expense):
Interest, net	—	(24,405)	(130)	—	(24,535)
Amortization of deferred financing costs	—	(1,711)	—	—	(1,711)
Equity in net income (loss) of subsidiaries	6,741	—	—	(6,741)	—
Income (loss) before income tax provision	6,741	11,762	2,805	(6,741)	14,567
Income tax provision	—	6,726	1,100	—	7,826
Net income (loss)	$6,741	$5,036	$1,705	$(6,741)	$6,741

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
DECEMBER 3, 2010 THROUGH DECEMBER 31, 2010
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$29,215	$5,137	$(5,689)	$28,663
Cost of goods sold	—	23,778	3,877	(5,745)	21,910
Gross margin	—	5,437	1,260	56	6,753
Selling, general and administrative expenses	—	17,056	1,988	—	19,044
Amortization of intangibles	—	531	—	—	531
Operating income (loss)	—	(12,150)	(728)	56	(12,822)
Other income (expense):
Interest, net	(1,107)	(1,164)	(2)	—	(2,273)
Amortization of deferred financing costs	—	(170)	—	—	(170)
Equity in net income (loss) of subsidiaries	(13,573)	—	—	13,573	—
Income (loss) before income tax provision	(14,680)	(13,484)	(730)	13,629	(15,265)
Income tax provision	—	(516)	(69)	—	(585)
Net income (loss)	$(14,680)	$(12,968)	$(661)	$13,629	$(14,680)

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
JANUARY 1, 2010 THROUGH DECEMBER 2, 2010
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$399,165	$57,049	$(68,976)	$387,238
Cost of goods sold	—	283,764	41,770	(68,586)	256,948
Gross margin	—	115,401	15,279	(390)	130,290
Selling, general and administrative expenses	682	80,677	9,692	(909)	90,142
Amortization of intangibles	—	2,515	—	—	2,515
Operating income (loss)	(682)	32,209	5,587	519	37,633
Other income (expense):
Interest, net	(17,036)	(3,459)	(30)	—	(20,525)
Amortization of deferred financing costs	(457)	(461)	—	—	(918)
Equity in net income (loss) of subsidiaries	24,311	—	—	(24,311)	—
Loss on debt extinguishment	—	(1,867)	—	—	(1,867)
Income (loss) before income tax provision	6,136	26,422	5,557	(23,792)	14,323
Income tax provision	—	6,580	1,607	—	8,187
Net income (loss)	$6,136	$19,842	$3,950	$(23,792)	$6,136

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2012
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$21,625	$18,775	$2,850	$(21,625)	$21,625
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,280	3,875	926	(4,801)	2,280
Pension and post-retirement	(1,742)	(1,499)	(243)	1,742	(1,742)
Comprehensive income (loss)	$22,163	$21,151	$3,533	$(24,684)	$22,163

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2011
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$6,741	$5,036	$1,705	$(6,741)	$6,741
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,385)	(2,591)	(62)	2,653	(1,385)
Pension and post-retirement	(4,337)	(3,740)	(339)	4,079	(4,337)
Comprehensive income (loss)	$1,019	$(1,295)	$1,304	$(9)	$1,019

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
DECEMBER 3, 2010 THROUGH DECEMBER 31, 2010
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$(14,680)	$(12,968)	$(661)	$13,629	$(14,680)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,760	(1,650)	1,089	561	2,760
Pension and post-retirement	681	654	28	(682)	681
Comprehensive income (loss)	$(11,239)	$(13,964)	$456	$13,508	$(11,239)

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
JANUARY 1, 2010 THROUGH DECEMBER 2, 2010
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$6,136	$19,842	$3,950	$(23,792)	$6,136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,981	1,540	1,855	(3,395)	1,981
Pension and post-retirement	(1,015)	(445)	(298)	743	(1,015)
Comprehensive income (loss)	$7,102	$20,937	$5,507	$(26,444)	$7,102

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$26,952	$5,427	$—	$32,379
Accounts receivable, net	—	52,709	12,277	—	64,986
Inventories	—	89,398	11,211	—	100,609
Prepaid expenses and other	—	5,654	6,838	—	12,492
Deferred tax assets	—	2,423	—	—	2,423
Total current assets	—	177,136	35,753	—	212,889
Property, plant and equipment, net	—	61,819	14,075	—	75,894
Goodwill	—	182,225	4,898	—	187,123
Intangibles, net	—	136,202	586	—	136,788
Deferred financing fees	—	15,486	—	—	15,486
Other assets	—	559	—	—	559
Investment in and advances to subsidiaries	174,751	79,232	—	(253,983)	—
Total assets	$174,751	$652,659	$55,312	$(253,983)	$628,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,248	$315	$—	$1,563
Accounts payable	—	23,308	6,401	—	29,709
Accrued and other liabilities	—	30,495	6,222	—	36,717
Accrued interest	—	1,479	—	—	1,479
Income taxes payable	—	(140)	452	—	312
Deferred tax liability	—	4,436	—	—	4,436
Total current liabilities	—	60,826	13,390	—	74,216
Long-term obligations, less current maturities	—	357,463	57	—	357,520
Deferred tax liabilities	—	80,618	149	—	80,767
Other long-term liabilities	—	16,596	2,205	—	18,801
Net equity (deficit) and advances to / from subsidiaries	77,316	21,381	(35,341)	(63,356)	—
Stockholders' equity (deficit):
Common stock	—	2,555	55,782	(58,337)	—
Additional paid-in-capital	85,492	113,796	15,597	(129,393)	85,492
Retained Earnings (Accumulated deficit)	13,686	4,032	1,901	(5,933)	13,686
Accumulated other comprehensive income (loss)	(1,743)	(4,608)	1,572	3,036	(1,743)
Total stockholders' equity (deficit)	97,435	115,775	74,852	(190,627)	97,435

Total liabilities and stockholders' equity (deficit)	$174,751	$652,659	$55,312	$(253,983)	$628,739

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$15,298	$5,558	$—	$20,856
Accounts receivable, net	—	56,893	11,677	—	68,570
Inventories	—	85,345	10,666	—	96,011
Prepaid expenses and other	—	7,057	4,915	—	11,972
Deferred tax assets	—	2,823	—	—	2,823
Total current assets	—	167,416	32,816	—	200,232
Property, plant and equipment, net	—	61,971	11,890	—	73,861
Goodwill	—	182,429	—	—	182,429
Intangibles, net	—	136,515	3,750	—	140,265
Deferred financing fees	—	13,416	—	—	13,416
Other assets	—	502	—	—	502
Investment in and advances to subsidiaries	191,135	79,232	—	(270,367)	—
Total assets	$191,135	$641,481	$48,456	$(270,367)	$610,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,276	$439	$—	$1,715
Accounts payable	—	23,299	6,406	—	29,705
Accrued and other liabilities	—	38,120	5,440	—	43,560
Accrued interest	—	1,081	—	—	1,081
Income taxes payable	—	1,929	946	—	2,875
Deferred tax liability	—	3,584	—	—	3,584
Total current liabilities	—	69,289	13,231	—	82,520
Long-term obligations, less current maturities	—	263,246	361	—	263,607
Deferred tax liabilities	—	78,927	—	—	78,927
Other long-term liabilities	—	16,184	1,897	—	18,081
Net equity (deficit) and advances to / from subsidiaries	23,565	108,505	(39,149)	(92,921)	—
Stockholders' equity (deficit):
Common stock	—	2,555	55,145	(57,700)	—
Additional paid-in-capital	177,790	111,207	15,456	(126,663)	177,790
Retained Earnings (Accumulated deficit)	(7,939)	(323)	1,044	(721)	(7,939)
Accumulated other comprehensive income (loss)	(2,281)	(8,109)	471	7,638	(2,281)
Total stockholders' equity (deficit)	167,570	105,330	72,116	(177,446)	167,570

Total liabilities and stockholders' equity (deficit)	$191,135	$641,481	$48,456	$(270,367)	$610,705

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$22,588	$32,606	$(424)	$(21,625)	$33,145

Cash flows from investing activities:
Capital expenditures	—	(9,302)	(3,249)	—	(12,551)
Acquisitions of businesses, net of cash acquired	—	(2,795)	(703)	—	(3,498)
Other	—	(4,405)	3,750	—	(655)
Net cash used in investing activities	—	(16,502)	(202)	—	(16,704)

Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000	—	—	100,000
Senior Secured Notes discount	—	(5,200)	—	—	(5,200)
Repayments of other long-term obligations	—	(1,185)	(1,162)	—	(2,347)
Deferred financing fees	—	(4,421)	—	—	(4,421)
Dividend payment to Parent	(93,507)	—	—	—	(93,507)
Changes in net equity	70,673	(97,231)	4,933	21,625	—
Other, net	246	—	—	—	246
Net cash provided by (used in) financing activities	(22,588)	(8,037)	3,771	21,625	(5,229)

Effect of exchange rate changes on cash and cash equivalents	—	201	110	—	311

Total increase in cash and cash equivalents	—	8,268	3,255	—	11,523
Total cash and cash equivalents beginning of period	—	15,298	5,558	—	20,856
Total cash and cash equivalents end of period	$—	$23,566	$8,813	$—	$32,379

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(26)	$16,575	$4,892	$(14,350)	$7,091

Cash flows from investing activities:
Capital expenditures	—	(5,130)	(9,694)	—	(14,824)
Other	—	(899)	—	—	(899)
Net cash used in investing activities	—	(6,029)	(9,694)	—	(15,723)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes	(176,095)	—	—	—	(176,095)
Repayments of other long-term obligations	—	(1,713)	270	—	(1,443)
Use of Trusteed Assets for redemption of Senior Subordinated Notes	183,685	—	—	—	183,685
Changes in net equity	(8,749)	(12,104)	6,503	14,350	—
Other, net	1,185	—	—	—	1,185
Net cash provided by (used in) financing activities	26	(13,817)	6,773	14,350	7,332

Effect of exchange rate changes on cash and cash equivalents	—	(123)	(120)	—	(243)

Total increase (decrease) in cash and cash equivalents	—	(3,394)	1,851	—	(1,543)
Total cash and cash equivalents beginning of period	—	18,692	3,707	—	22,399
Total cash and cash equivalents end of period	$—	$15,298	$5,558	$—	$20,856

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
DECEMBER 3, 2010 THROUGH DECEMBER 31, 2010
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,117)	$(9,374)	$(795)	$13,629	$(7,657)

Cash flows from investing activities:
Capital expenditures	—	(1,179)	(670)	—	(1,849)
Other	—	(188)	—	—	(188)
Net cash used in investing activities	—	(1,367)	(670)	—	(2,037)

Cash flows from financing activities:
Repayments under Working Capital Facility	—	(3,347)	—	—	(3,347)
Issuance of Senior Secured Notes due 2017	260,000	—	—	—	260,000
Repayments of Second Lien Facility and other	—	(1,219)	(21)	—	(1,240)
Initial investment by purchasers (exclude subscription receivable)	175,285	—	—	—	175,285
Purchase of Predecessor common stock	(213,926)	—	—	—	(213,926)
Trusteed assets	(183,672)	—	—	—	(183,672)
Payment of Predecessor change in control expenditures	—	(7,525)	—	—	(7,525)
Deferred Financing fees	(13,208)	(1,515)	—	—	(14,723)
Changes in net equity	(13,362)	27,380	(389)	(13,629)	—
Net cash provided by (used in) financing activities	11,117	13,774	(410)	(13,629)	10,852

Effect of exchange rate changes on cash and cash equivalents	—	415	54	—	469

Total increase (decrease) in cash and cash equivalents	—	3,448	(1,821)	—	1,627
Total cash and cash equivalents beginning of period	—	15,244	5,528	—	20,772
Total cash and cash equivalents end of period	$—	$18,692	$3,707	$—	$22,399

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
JANUARY 1, 2010 THROUGH DECEMBER 2, 2010
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,832	$65,223	$(135)	$(23,792)	$45,128

Cash flows from investing activities:
Capital expenditures	—	(6,028)	(471)	—	(6,499)
Other	—	(774)	433	—	(341)
Net cash used in investing activities	—	(6,802)	(38)	—	(6,840)

Cash flows from financing activities:
Net issuance of Working Capital Facility	—	(6,296)	—	—	(6,296)
Repayments of Second Lien Facility and other	—	(26,533)	(174)	—	(26,707)
Exercise of employee stock purchases	167	—	—	—	167
Changes in net equity	(3,999)	(22,554)	2,761	23,792	—
Net cash provided by (used in) financing activities	(3,832)	(55,383)	2,587	23,792	(32,836)

Effect of exchange rate changes on cash and cash equivalents	—	466	(32)	—	434

Total increase in cash and cash equivalents	—	3,504	2,382	—	5,886
Total cash and cash equivalents beginning of period	—	11,740	3,146	—	14,886
Total cash and cash equivalents end of period	$—	$15,244	$5,528	$—	$20,772

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTOR TECHNOLOGIES GROUP, INC.

Date: March 27, 2013	By:	/s/ Jeffrey S. Kulka
Jeffrey S. Kulka
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Quinn	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2013
Martin Quinn

/s/ Jeffrey S. Kulka	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2013
Jeffrey S. Kulka

/s/ Ranny Dwiggins	Vice President and Global Corporate Controller (Principal Accounting Officer)	March 27, 2013
Ranny Dwiggins

/s/ Michael A. McLain	Director and Chairman of the Board	March 27, 2013
Michael A. McLain

/s/ James O. Egan	Director	March 27, 2013
James O. Egan

/s/ Douglas R. Korn	Director	March 27, 2013
Douglas R. Korn

/s/ C. Thomas O'Grady	Director	March 27, 2013
C. Thomas O'Grady

/s/ Eric K. Schwalm	Director	March 27, 2013
Eric K. Schwalm
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report relating to the fiscal year ended December 31, 2012 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

EXHIBIT INDEX

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2010, by and among Razor Holdco Inc., Razor Merger Sub Inc. and Thermadyne Holdings Corporation.	S-4	333-173322	2.1	4/5/2011
3.1	Fifth Amended and Restated Certificate of Incorporation of Victor Technologies Group, Inc.	8-K	001-13023	3.1	5/23/2012
3.2	Amended and Restated By-Laws of Victor Technologies Group, Inc.					X
3.3	Certificate of Registration on Change of Name of Cigweld Pty Ltd.	S-4	333-173322	3.3	4/5/2011
3.4	Constitution of Cigweld Pty Ltd.	S-4	333-173322	3.4	4/5/2011
3.5	Amended and Restated Certificate of Incorporation of Stoody Company	S-4	333-173322	3.5	4/5/2011
3.6	Amended and Restated Bylaws of Stoody Company	S-4	333-173322	3.6	4/5/2011
3.7	Certificate of Registration on Change of Name of Victor Technologies Australia Pty Ltd. (f/k/a Thermadyne Australia Pty Ltd.)					X
3.8	Constitution of Victor Technologies Australia Pty Ltd. (f/k/a Thermadyne Australia Pty Ltd.)	S-4	333-173322	3.8	4/5/2011
3.9	Second Amended and Restated Certificate of Incorporation of Victor Technologies International, Inc. (f/k/a Thermadyne Industries, Inc.)					X
3.10	Amended and Restated Bylaws of Victor Technologies International, Inc.					X
3.11	Certificate of Amendment of Certificate of Incorporation of Victor Technologies Foreign Investments Corp. (f/k/a Thermadyne International Corp.)					X
3.12	Amended and Restated Bylaws of Victor Technologies Foreign Investments Corp.					X
3.13	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation	S-4	333-173322	3.13	4/5/2011
3.14	Amended and Restated Bylaws of Thermal Dynamics Corporation	S-4	333-173322	3.14	4/5/2011
3.15	Amended and Restated Certificate of Incorporation of Victor Equipment Company	S-4	333-173322	3.15	4/5/2011
3.16	Amended and Restated Bylaws of Victor Equipment Company	S-4	333-173322	3.16	4/5/2011
3.17	Certificate of Incorporation of ProMotion Controls, Inc.					X
3.18	Bylaws of ProMotion Controls, Inc.					X
4.1	Indenture, dated as of December 3, 2010, among Thermadyne Holdings Corporation, the guarantors thereto and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”)	S-4	333-173322	4.1	4/5/2011
4.2	First Supplemental Indenture, dated as of February 27, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-13023	4.1	3/1/2012

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
4.3	Second Supplemental Indenture, dated as of February 29, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-13023	4.2	3/1/2012
4.4	Third Supplemental Indenture, dated as of July 13, 2012, among ProMotion Controls, Inc., Victor Technologies Group, Inc. and U.S. Bank National Association, as trustee	10-Q	001-13023	4.1	11/23/2012
4.5	Fourth Amended and Restated Credit Agreement, dated as of December 3, 2010, among Razor Merger Sub Inc., Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermal Dynamics Corporation and Stoody Company, as borrowers, Thermadyne Holdings Corporation, as the borrower representative, the other parties designated therein as credit parties, General Electric Capital Corporation as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto as lenders	S-4	333-173322	4.3	4/5/2011
4.6	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 2, 2011, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermal Dynamics Corporation and Stoody Company, as borrowers, Thermadyne Holdings Corporation, as the borrower representative, the other parties designated therein as credit parties, and General Electric Capital Corporation.	10-K	001-13023	4.5	3/30/2012
4.7	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of February 29, 2012, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermdayne Dynamics Corporation and Stoody Company, as the borrowers, and General Electric Capital Corporation, as agent and lender, and the other lenders party thereto	8-K	001-13023	10.1	3/6/2012
4.8	Intercreditor Agreement, dated as of December 3, 2010, among General Electric Capital Corporation, as ABL Agent, and U.S. Bank National Association, as Collateral Trustee	S-4	333-173322	4.4	4/5/2011
4.9	Registration Rights Agreement, dated as of December 3, 2010, among Thermadyne Holdings Corporation, the guarantors named therein, Jefferies & Company, Inc. and RBC Capital Markets, LLC	S-4	333-173322	4.2	4/5/2011
4.10	Registration Rights Agreement, dated March 6, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and Jefferies & Company, Inc. and RBC Capital Markets LLC, as representatives of the initial purchasers	8-K	001-13023	4.1	3/6/2012
10.1	Lease Agreement, dated as of October 10, 1990, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.1	4/5/2011

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.2	First Amendment to Lease Agreement, dated as of June 1991, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.2	4/5/2011
10.3	Second Amendment to Lease Agreement, dated as of December 2, 1996, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.3	4/5/2011
10.4	Third Amendment to Lease Agreement, dated as of October 20, 2001, by and among Bowling Green Area Economic Development Authority, Inc. (previously known as the Bowling Green-Warren County Industrial Park Authority, Inc.), Stoody Company, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.4	4/5/2011
10.5	Lease Modification and Extension Agreement, effective as of October 1, 2009, by and among the Bowling Green Area Economic Development Authority, Inc. (successor by merger to Bowling Green-Warren County Industrial Park Authority, Inc.), Stoody Company (f/k/a Stoody Deloro Stellite), Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.5	4/5/2011
10.6	Lease Agreement, dated as of September 22, 2003, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.6	4/5/2011
10.7	First Amendment to Lease, effective May 1, 2004, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.7	4/5/2011
10.8	Second Amendment to Lease, effective March 1, 2005, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.8	4/5/2011
10.9	Lease Contract dated August 17, 2012, by and between Ningbo OMAC CNC Machinery Co., Ltd. and Victor (Ningbo) Cutting & Welding Equipment Manufacturing Company Ltd.	8-K	001-13023	10.1	8/23/2012
10.10	Industrial Real Property Lease, dated as of June 6, 1988, between National Warehouse Investment Company and Victor Equipment Company	S-4	333-173322	10.11	4/5/2011
10.11	First Amendment to Amended and Restated Industrial Real Property Lease, dated as of August 1, 2007, between 2800 Airport Road Limited Partnership (successor in interest to National Warehouse Investment Company) and Victor Equipment Company	S-4	333-173322	10.12	4/5/2011
10.12	Letter of Extension of Lease, dated as of September 26, 2002, between First Industrial Realty Trust, Inc. (successor in interest to National Warehouse Investment Company) and Victor Equipment Company	S-4	333-173322	10.13	4/5/2011
10.13	Amended and Restated Industrial Real Property Lease, dated as of August 11, 1988, between National Warehouse Investment Company and Thermal Dynamics Corporation	S-4	333-173322	10.14	4/5/2011

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.14	First Amendment to Amended and Restated Industrial Real Property Lease, dated as of January 20, 1989, between National Warehouse Investment Company and Thermal Dynamics Corporation	S-4	333-173322	10.15	4/5/2011
10.15	Second Amendment to Amended and Restated Industrial Real Property Lease, dated as of August 1, 2007, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation	S-4	333-173322	10.16	4/5/2011
10.16	Third Amendment to Amended and Restated Industrial Real Property Lease, dated as of December 1, 2010, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation	10-K	001-13023	10.17	3/30/2012
10.17	Letter dated December 1, 2011 exercising option under Third Amendment to Amended and Restated Industrial Real Property Lease, dated as of December 1, 2010, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation	10-K	001-13023	10.18	3/30/2012
10.18	Industrial Real Property Lease, dated as of August 11, 1988, between Holman/Shidler Investment Corporation and Palco Welding Products of Canada, Ltd.	S-4	333-173322	10.17	4/5/2011
10.19	Amending Agreement, dated as of March 18, 2003, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.18	4/5/2011
10.20	Amending Agreement, dated as of October 25, 2007, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.19	4/5/2011
10.21	Lease Amending Agreement, dated as of January 4, 2010, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.20	4/5/2011
10.22	Lease Agreement, dated as of October 13, 2008, between Banco J.P. Morgan, S.A., Institución de Banca Multiple, J.P. Morgan Grupo Financiero, Division Fiduciaria and Victor Equipment de Mexico S.A. de C.V.	S-4	333-173322	10.21	4/5/2011
10.23	Change of Lessor, dated as of October 14, 2009 , between The Bank of New York Mellon S.A. Institution de Banca Multiple and Victor Equipment de Mexico S.A. de C.V.	S-4	333-173322	10.22	4/5/2011
10.24	Agreement for Lease, dated in 2000, between Michael Ferraro and Comweld Group Pty Ltd.	S-4	333-173322	10.23	4/5/2011
10.25	Deed of Extension of Lease, dated in 2010, between Melbourne Property Developers Pty Ltd and Cigweld Pty. Ltd.	S-4	333-173322	10.24	4/5/2011
*10.26	Amended and Restated Executive Employment Agreement, dated as of August 17, 2009, between Thermadyne Holdings Corporation and Martin Quinn	S-4	333-173322	10.25	4/5/2011

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
*10.27	Amendment to Amended and Restated Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Martin Quinn	S-4	333-173322	10.26	4/5/2011
*10.28	Amendment Regarding IRC §409A to Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Martin Quinn, dated as of December 18, 2011.	10-K	001-13023	10.48	3/30/2012
*10.29	Executive Employment Agreement, dated as of July 12, 2007, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.32	4/5/2011
*10.30	Amendment regarding IRC Section 409A to Executive Employment Agreement, dated as of December 31, 2008, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.33	4/5/2011
*10.31	Amendment to Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.34	4/5/2011
*10.32	Second Amendment Regarding IRC §409A to Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated as of December 15, 2011.	10-K	001-13023	10.49	3/30/2012
*10.33	Amendment to Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated as of March 26, 2012.	10-K	001-13023	10.51	3/30/2012
*10.34	Executive Employment Agreement between Thermadyne Holdings Corporation and Jeffrey S. Kulka, dated as of October 24, 2011	8-K	001-13023	10.1	10/28/2011
*10.35	Executive Employment Agreement between Victor Technologies International, Inc. and E. Lee Qualls, dated as of July 9, 2012	10-Q	001-13023	10.2	8/14/2012
*10.36	Executive Employment Agreement between Victor Technologies International, Inc. and Jeff Ertel, dated as of August 21, 2012					X
*10.37	Executive Employment Agreement, dated as of July 14, 2009, between Thermadyne Holdings Corporation and Nick Varsam	S-4	333-173322	10.35	4/5/2011
*10.38	Amendment Regarding IRC §409A to Executive Employment Agreement between Thermadyne Holdings Corporation and Nick H. Varsam, dated as of December 22, 2011.	10-K	001-13023	10.50	3/30/2012
*10.39	Amendment to Executive Employment Agreement between Thermadyne Holdings Corporation and Nick H. Varsam, dated as of March 26, 2012.	10-K	001-13023	10.52	3/30/2012
*10.40	Stockholders’ Agreement, dated as of December 3, 2010, by and among Thermadyne Technologies Holdings, Inc. and the holders that are party thereto	S-4	333-173322	10.37	4/5/2011
*10.41	Thermadyne Technologies Holdings, Inc. 2010 Equity Incentive Plan, dated as of December 2, 2010	S-4	333-173322	10.38	4/5/2011
*10.42	Form of Nonqualified Stock Option Award Agreement	S-4	333-173322	10.39	4/5/2011
*10.43	Form of Indemnification Agreement between Thermadyne Technologies Holdings, Inc. and the directors and officers of the registrant	S-4	333-173322	10.40	6/20/2011

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.44	Management Services Agreement, dated as of December 3, 2010, between Irving Place Capital Management, L.P. and Thermadyne Holdings Corporation	S-4	333-173322	10.41	5/25/2011
10.45	Consulting Agreement, dated as of December 3, 2010, by and among Razor Merger Sub Inc., Michael McLain, James Floyd, Rahul Kapur, Gary Warren and John Magliana	S-4	333-173322	10.42	5/25/2011
*10.46	Separation Agreement and General Release, dated as of May 10, 2011, by and among Terry Downes, Thermadyne Holdings Corporation, Thermadyne Technologies Holdings, Inc. and each of its subsidiaries, divisions and affiliates	S-4	333-173322	10.43	5/25/2011
*10.47	Separation and Release, Consulting Agreement and Stock Repurchase Agreement, dated as of November 7, 2011 by and between Thermadyne Holdings Corporation, Thermadyne Technologies Holdings, Inc. and Steven A. Schumm.	8-K	001-13023	10.1	11/14/2011
10.48	Resolution Agreement dated as of January 18, 2012, between the Company and other defendants identified therein and the plaintiffs' counsel listed on the signature pages thereto.	8-K	001-13023	10.1	4/18/2012
21.1	Subsidiaries of Victor Technologies Group, Inc.					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS XBRL	Instance Document					X
101.SCH XBRL	Taxonomy Extension Schema Document					X
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document					X
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document					X
101.PRE XBRL	Taxonomy Extension Label Linkbase Document					X
101.LAB XBRL	Taxonomy Extension Presentation Linkbase Document
* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.