Form 10-Q
period 2013-03-31
Victor Technologies Group, Inc.
filed 2013-05-13
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on May 13, 2013 was 1,000.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$123,932	$126,871
Cost of goods sold	78,784	83,003
Gross margin	45,148	43,868
Selling, general and administrative expenses	26,674	26,442
Amortization of intangibles	1,646	1,583
Restructuring	6,855	811
Operating income	9,973	15,032
Other expense:
Interest, net	(8,411)	(6,730)
Amortization of deferred financing costs	(647)	(496)
Income before income tax provision	915	7,806
Income tax provision	206	2,594
Net income	$709	$5,212

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$709	$5,212
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(100)	2,296
Pension and postretirement	1,505	(17)
Comprehensive income	$2,114	$7,491

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$38,276	$32,379
Accounts receivable, less allowance for doubtful accounts of $867 and $910	77,462	64,986
Inventory	98,993	100,609
Prepaid expenses and other	12,746	12,492
Prepaid income taxes	2,474	—
Deferred tax assets	2,423	2,423
Asset held for sale	2,293	—
Total current assets	234,667	212,889
Property, plant and equipment, net of accumulated depreciation of $29,237 and $26,515	71,831	75,894
Goodwill	187,202	187,123
Intangibles, net	135,223	136,788
Deferred financing fees	14,840	15,486
Other assets	559	559
Total assets	$644,322	$628,739

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of other long-term obligations	$1,390	$1,563
Accounts payable	34,773	29,709
Accrued and other liabilities	36,442	36,717
Accrued interest	9,581	1,479
Income taxes payable	1,157	312
Deferred tax liabilities	4,436	4,436
Total current liabilities	87,779	74,216
Long-term obligations, less current maturities	357,331	357,520
Deferred tax liabilities	82,053	80,767
Other long-term liabilities	17,304	18,801
Total liabilities	544,467	531,304
Stockholder's Equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at March 31, 2013, and December 31, 2012	—	—
Additional paid-in capital	85,798	85,492
Retained earnings	14,395	13,686
Accumulated other comprehensive loss	(338)	(1,743)
Total stockholder's equity	99,855	97,435

Total liabilities and stockholder's equity	$644,322	$628,739

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$709	$5,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,381	5,090
Deferred income taxes	429	1,106
Stock compensation expense	306	187
Non-cash interest expense	181	46
Restructuring costs, net of payments	4,994	(555)
Changes in operating assets and liabilities:
Accounts receivable	(12,704)	(6,692)
Inventory	1,359	(3,971)
Prepaids	(191)	651
Accounts payable	6,026	8,281
Accrued interest	8,102	8,500
Accrued taxes	(1,591)	(461)
Accrued and other	(4,468)	(7,863)
Net cash provided by operating activities	8,533	9,531

Cash flows from investing activities:
Capital expenditures	(1,876)	(3,029)
Other	(99)	(104)
Net cash used in investing activities	(1,975)	(3,133)

Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000
Senior Secured Notes discount	—	(5,200)
Dividend payment to Parent	—	(93,507)
Repayments of other long-term obligations	(535)	(393)
Deferred financing fees	—	(4,370)
Other	—	(488)
Net cash used in financing activities	(535)	(3,958)

Effect of exchange rate changes on cash and cash equivalents	(126)	329

Total increase in cash and cash equivalents	5,897	2,769

Total cash and cash equivalents beginning of period	32,379	20,856
Total cash and cash equivalents end of period	$38,276	$23,625

Income taxes paid	$1,361	$1,978
Interest paid	$187	$301
 See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except share data)

1.	The Company

On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne Holdings Corporation ("Thermadyne"), with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”). (Razor Holdco Inc. was renamed Thermadyne Technologies Holdings, Inc. ("Technologies")).

Effective May 21, 2012, Thermadyne changed its name to Victor Technologies Group, Inc. (“Victor Technologies” or the "Company"). Thermadyne Technologies, the parent company of Victor Technologies, accordingly changed its name to Victor Technologies Holdings, Inc. ("Holdings").

Holdings' sole asset is its 100% ownership of the stock of Victor Technologies.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 98.2% of the outstanding equity of Holdings, and certain members of Victor Technologies' management hold the remaining equity capital.

Victor Technologies provides superior branded solutions for cutting, gas control and specialty welding, continuing a heritage of designing innovative products that evolve as a result of carefully listening to end users and anticipating their needs. This singular focus, built upon creating new and better solutions, is reflected in the vision statement, “Innovation to Shape the WorldTM.” The Company’s products are used in a wide variety of applications and industries, where steel is cut and welded, including steel fabrication, manufacturing of transportation and mining equipment, many types of construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding.  The Company designs, manufactures and sells products in six principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) carbon arc gouging products; (4) welding equipment; (5) arc accessories, including torches, consumable parts and accessories; and (6) filler metals and hardfacing alloys. The Company markets its products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Victor® Thermal Dynamics®, Victor® Arcair®, Victor® Turbo Torch®, Tweco®, Thermal Arc®, Stoody®, Firepower® and Cigweld®. We sell our products primarily through over 3,300 industrial distributor accounts, including large industrial gas manufacturers, in over 50 countries.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2013. The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Deferred Financing Costs

Loan origination fees and other costs incurred in arranging long-term financing are capitalized as deferred financing costs and amortized using an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $19,718 at March 31, 2013 and December 31, 2012, respectively, less accumulated amortization of $4,878 and $4,232, at March 31, 2013 and December 31, 2012, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Accruals for warranty programs are made as the products are sold, and are adjusted periodically based on current estimates of anticipated warranty costs with a corresponding charge to cost of sales. The following table provides the activity in the warranty accrual:

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$4,500	$4,600
Charged to expense	999	1,101
Warranty payments	(1,153)	(968)
Balance at end of period	$4,346	$4,733

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $392,400 and $383,400 at March 31, 2013 and December 31, 2012, respectively, based on available market information. The inputs in the fair value determination of these Senior Secured Notes are considered Level 2 in the three-level fair market value hierarchy.

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", that requires an entity to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net income in their entirety, an entity must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, an entity must provide a cross reference to the required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions does not impact the Company's financial condition or results of operations.

3.	Inventory

The composition of inventory was as follows:

	March 31, 2013	December 31, 2012
Raw materials and component parts	$33,496	$34,919
Work-in-process	4,313	4,192
Finished goods	60,890	60,911
Subtotal	98,699	100,022
LIFO reserve	294	587
Total	$98,993	$100,609

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $73,268 at March 31, 2013 and $76,819 at December 31, 2012.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

4. Intangible Assets

The composition of intangibles was as follows:

	March 31, 2013	December 31, 2012
Amortizable intangible assets:
Customer relationships	$49,543	$49,546
Intellectual property bundles	77,476	77,476
Patents	1,840	1,742
Developed technology	1,267	1,277
Trademarks	659	664
Subtotal	130,785	130,705
Accumulated amortization	(14,903)	(13,258)
Total amortizable intangible assets	$115,882	$117,447

Indefinite-lived intangible assets:
Goodwill	$187,202	$187,123
Trademarks	19,341	19,341
Total indefinite-lived intangible assets	$206,543	$206,464

The Company recorded amortization expense of $1,646 and $1,583 for the three months ended March 31, 2013 and 2012, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2012. As of March 31, 2013, the Company considered possible impairment triggering events since December 1, 2012 based on relevant factors, and concluded that no triggering events or goodwill impairment resulted. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the three-month period ending March 31, 2013 was as follows:

Carrying Amount of Goodwill
Balance as of December 31, 2012	$187,123
Foreign currency translation	79
Balance as of March 31, 2013	$187,202

5.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

	March 31, 2013	December 31, 2012
Senior Secured Notes due December 15, 2017, 9% interest payable semi-annually on June 15 and December 15	$360,000	$360,000
Senior Secured Notes discount	(4,456)	(4,637)
Capital leases	3,177	3,720
Long-term obligations	358,721	359,083
Current maturities	(1,390)	(1,563)
Long-term obligations, less current maturities	$357,331	$357,520

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

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments, make certain investments, loans or advances, sell, transfer or otherwise convey certain assets, and create liens.  The Company was in compliance with the covenants as of March 31, 2013 and December 31, 2012.

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

On February 27, 2012, the Company, the guarantors' party to the Indenture and the Trustee entered into the First Supplemental Indenture to amend the terms of the Indenture to modify the restricted payments covenant to increase the restricted payments basket to $100,000 in order to permit the Company to use the proceeds of the Additional Notes to pay a cash dividend of $93,507 to the Company’s parent to be used to redeem a portion of its outstanding Series A preferred stock and to pay fees and expenses related to the offering of the Additional Notes and the related consent solicitation required to amend the Indenture in connection with the offering. The First Supplemental Indenture became operative on March 6, 2012 upon the issuance of the Additional Notes, at which time the Company made a cash payment of $20 per $1,000 in principal amount of Original Notes, or a total aggregate payment of $5,200, to Holders of such notes in connection with the solicitation of consents to amend the Indenture. This consent fee is accounted for as a debt discount, which is a reduction of the Senior Secured Notes, and is amortized against interest expense over the life of the Senior Secured Notes.

Working Capital Facility

At both March 31, 2013 and December 31, 2012, $1,416 of letters of credit and no borrowings were outstanding under the Fourth Amended and Restated Credit Agreement (the “GE Agreement”).  Unused availability, net of these letters of credit, was $58,584 under the Working Capital Facility at March 31, 2013.

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

The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.10 to 1 if the unused availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility includes negative covenants that limit the Company’s ability and the ability of Holdings and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Holdings’ capital stock; and prepay or redeem certain indebtedness. The Company was in compliance with the covenants as of March 31, 2013 and December 31, 2012.

In connection with the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes on March 6, 2012.

6.	Restructuring

Program implemented in 2013

In 2013, the Company committed to a restructuring plan that includes exit activities at its Melbourne, Australia manufacturing location.  The Company expects to substantially complete these activities by June 30, 2013.  These exit activities impact approximately 35 employees and are intended to reduce the Company’s fixed cost structure and better align its Asia-Pacific manufacturing and distribution footprint.

The Company expects that approximately an additional $600 of restructuring expense, consisting primarily of non-cash charges, associated with these activities will be incurred during the second quarter of 2013.

The following provides a summary of restructuring costs incurred during the three months ended March 31, 2013 and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
March 31, 2013	$6,803	$22	$6,825

As of March 31, 2013
Total expected restructuring costs	$7,300	$150	$7,450

Employee termination benefits primarily include severance payments to employees impacted by exit activities and also pension funding payments required by the plan agreement.  Other restructuring costs include expenses to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since the plan's inception.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of March 31, 2013.

	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$5,501	$22	$5,523
Payments	(1,479)	(22)	(1,501)
Balance as of March 31, 2013	$4,022	$—	$4,022

The Company also recorded $1,302 of restructuring expense associated with the Australia pension plan that was previously recorded in accumulated other comprehensive income. For a further description of the impacts to the pension plan, see Note 10 - Employee Benefit Plans.

Programs implemented prior to 2013

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company is substantially complete with these activities at March 31, 2013.  These exit activities impacted approximately 175 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three months ended March 31, 2013 and 2012, restructuring costs incurred to date and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
March 31, 2013	$7	$23	$30
March 31, 2012	395	416	811

As of March 31, 2013
Cumulative restructuring costs	$4,176	$3,735	$7,911
Total expected restructuring costs	4,176	3,735	7,911

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since December 31, 2011.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of March 31, 2013.

	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2011	$1,571	$295	$1,866
Charges	972	1,505	2,477
Payments and other adjustments	(1,882)	(1,609)	(3,491)
Balance as of December 31, 2012	661	191	852
Charges	7	23	30
Payments and other adjustments	(192)	(168)	(360)
Balance as of March 31, 2013	$476	$46	$522

7.	Accumulated Other Comprehensive Income

The following table shows the components of AOCI for the period ended March 31, 2013:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$3,655	$(5,398)	$(1,743)
Other comprehensive income (loss) before reclassification	(100)	1,309	1,209
Less: Amounts reclassified to income	—	196	196
Net current period other comprehensive income (loss)	(100)	1,505	1,405
Ending Balance	$3,555	$(3,893)	$(338)

The following table shows the components of AOCI for the period ended March 31, 2012:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$1,375	$(3,656)	$(2,281)
Other comprehensive income (loss) before reclassification	2,296	—	2,296
Less: Amounts reclassified to income	—	(17)	(17)
Net current period other comprehensive income (loss)	2,296	(17)	2,279
Ending Balance	$3,671	$(3,673)	$(2)

Adjustments to AOCI are recorded net of related tax effects. The deferred tax asset related to foreign currency translation for the three months ended March 31, 2013 was $61, while a deferred tax liability of $1,408 was recorded for the three months ended March 31, 2012. The deferred tax liability related to pension and postretirement benefit plans activity for the three months ended March 31, 2013 was $923, while a deferred tax asset of $11 was recorded for the three months ended March 31, 2012.

For the amount reclassified to income during the three months ended March 31, 2013, $131 was recognized in restructuring costs and $65 was recognized in selling, general and administrative expenses. The $17 reclassified to income during the three months ended March 31, 2012 was recognized in selling, general and administrative expenses.

8.	Income Taxes

At the beginning of 2013, the Company had approximately $113,365 in U.S. net operating loss carry forwards from the years 2001 through 2010.  The net operating loss carry forwards in the U.S. will expire between the years 2020 and 2030.  Given the uncertainties regarding utilization of a portion of these net operating loss carry forwards, the Company has recorded, as of December 31, 2012, a $8,348 valuation allowance related to the deferred tax asset of $46,636 associated with the carry forwards.  For 2013, the Company’s management estimates that income tax payments will, as in prior years, primarily relate to state and foreign taxes due to the use of net operating loss carryovers to offset U.S. taxable income.

The Company’s income tax effective rate in the first quarter of 2013 of 22.5% is lower than the federal statutory rate primarily due to the release of valuation allowances, partially offset by foreign earnings which are currently taxable as “deemed dividends” in the U.S.  These deemed dividends are not offset by the related foreign tax credits due to uncertainty of their utilization.

9.	Contingencies

The Company is party to certain environmental matters, although no material claims or obligations are currently pending. All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are still held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $401 and $392 as of March 31, 2013 and December 31, 2012, respectively.

10. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

	U.S. Plan
	Three Months Ended
	March 31, 2013	March 31, 2012
Components of net periodic benefit (income)/cost:
Service cost	$—	$—
Interest cost	242	266
Expected return on plan assets	(339)	(322)
Recognized loss	65	40
Net periodic benefit income	$(32)	$(16)

	Australian Plan
	Three Months Ended
	March 31, 2013	March 31, 2012
Components of net periodic benefit (income)/cost:
Service cost	$274	$246
Interest cost	331	424
Expected return on plan assets	(323)	(386)
Recognized loss	17	—
Curtailment loss	1,030	—
Settlement loss	272	—
Net periodic benefit cost	$1,601	$284

	Canadian Plan
	Three Months Ended
	March 31, 2013	March 31, 2012
Components of net periodic benefit (income)/cost:
Service cost	$40	$49
Interest cost	46	49
Expected return on plan assets	(67)	(67)
Recognized loss	9	2
Net periodic benefit cost	$28	$33

As part of the restructuring plan announced in the first quarter of 2013 at its Melbourne, Australia manufacturing location, membership in the Australia SuperAnnuation Plan was significantly reduced. This reduction triggered both a curtailment and a settlement, as defined by Accounting Standards Codification (“ASC”) Topic 715 “Compensation - Retirement Benefits”, requiring the Company to incur additional expense to settle with the impacted employees. The curtailment and settlement losses were included in restructuring costs for the period ended March 31, 2013 and are shown in the Australia Plan table above.

11. Segment Information

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

Geographic Information

The reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (ROW). Summarized financial information concerning the Company’s geographic segments for its operations is shown in the following tables:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Sales:
Americas	$87,311	$85,146
Asia-Pacific	27,464	32,814
Europe/ROW	9,157	8,911
Total	$123,932	$126,871

U.S. sales as a portion of Americas’ sales comprised approximately 82% and 85% for the three months ended March 31, 2013 and March 31, 2012, respectively.  Australia sales as a portion of Asia-Pacific sales comprised approximately 73% and 76% for the three months ended March 31, 2013 and March 31, 2012, respectively.

The following table shows long-lived assets (excluding goodwill, intangibles and deferred taxes) for each of the Company’s geographic segments:

	March 31, 2013	December 31, 2012
Long-lived Assets:
Americas	$66,176	$70,596
Asia-Pacific	19,104	19,237
Europe/ROW	1,470	1,625
Total	$86,750	$91,458

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

	Three Months Ended
	March 31, 2013	March 31, 2012
Product Lines:
Gas equipment	$44,063	$43,919
Plasma cutting systems	21,329	21,818
Carbon arc gouging products	6,756	6,851
Welding equipment	12,160	13,041
Arc accessories	16,937	16,934
Filler metals and hardfacing alloys	22,687	24,308
Total	$123,932	$126,871

12. Asset Held for Sale
During the first quarter of 2013, the Company made the decision to sell a parcel of land in Hermosillo, Mexico that is currently unused. The Company has met the requirements, as defined by Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant and Equipment”, to classify the parcel of land as held for sale. The Company expects to sell the parcel of land within a twelve month period and has accordingly reclassified the carrying value of the land, $2,293, as a current asset as of March 31, 2013.

13.	Relationships and Transactions

Relationship with Irving Place Capital

Victor Technologies is a wholly-owned subsidiary of Holdings.  Affiliates of Irving Place Capital, along with its co-investors, held 98.2% of the outstanding equity of Holdings at March 31, 2013 and December 31, 2012.  The Board of Directors of the Company and Holdings includes one IPC member.

IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors whom it appoints.

Management Services Agreement

The Company has entered into a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable quarterly.  In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.  Such fees were $585 and $576 for the three months ended March 31, 2013 and 2012.

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

Victor Technologies Holdings Inc. (Holdings)

At March 31, 2013, an aggregate $104,654 in Holdings capital stock was outstanding, which was comprised of 56,985 shares of 8% cumulative preferred stock in the amount of $68,523 and 3,547,395 shares of common stock in the amount of $36,131. On March 6, 2012, the Company paid a cash dividend of $93,507 to Holdings, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, of which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No dividends have been declared on either the preferred stock or common stock of Holdings at March 31, 2013 or December 31, 2012.

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

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 and, prior to February 1, 2011, the 9¼% Senior Subordinated Notes due 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Victor Technologies Group, Inc. (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. The Company’s Australian subsidiaries are included as guarantors for all years presented. Approximately 80% of the assets and 70% of the sales have been pledged by the guarantor subsidiaries to the holders of the Senior Secured Notes.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$99,169	$24,763	$—	$123,932
Cost of goods sold	—	58,636	20,148	—	78,784
Gross margin	—	40,533	4,615	—	45,148
Selling, general and administrative expenses	—	25,519	1,155	—	26,674
Amortization of intangibles	—	1,632	14	—	1,646
Restructuring	—	6,855	—	—	6,855
Operating income	—	6,527	3,446	—	9,973
Other income (expense):
Interest, net	—	(8,398)	(13)	—	(8,411)
Amortization of deferred financing costs	—	(647)	—	—	(647)
Equity in net income (loss) of subsidiaries	709	—	—	(709)	—
Income (loss) before income tax provision	709	(2,518)	3,433	(709)	915
Income tax provision	—	(101)	307	—	206
Net income (loss)	$709	$(2,417)	$3,126	$(709)	$709

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$103,877	$22,994	$—	$126,871
Cost of goods sold	—	64,438	18,565	—	83,003
Gross margin	—	39,439	4,429	—	43,868
Selling, general and administrative expenses	—	22,859	3,583	—	26,442
Amortization of intangibles	—	1,583	—	—	1,583
Restructuring	—	811	—	—	811
Operating income (loss)	—	14,186	846	—	15,032
Other income (expense):
Interest, net	—	(6,706)	(24)	—	(6,730)
Amortization of deferred financing costs	—	(496)	—	—	(496)
Equity in net income (loss) of subsidiaries	5,212	—	—	(5,212)	—
Income (loss) before income tax provision	5,212	6,984	822	(5,212)	7,806
Income tax provision	—	2,629	(35)	—	2,594
Net income (loss)	$5,212	$4,355	$857	$(5,212)	$5,212

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$709	$(2,417)	$3,126	$(709)	$709

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	(100)	2,367	(476)	(1,891)	(100)
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	1,302	1,302	—	(1,302)	1,302
Less: Amounts reclassified to income	203	186	17	(203)	203

Comprehensive income (loss)	$2,114	$1,438	$2,667	$(4,105)	$2,114

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$5,212	$4,355	$857	$(5,212)	$5,212

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	—	5,002	816	(3,522)	2,296
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	—	—	—	—	—
Less: Amounts reclassified to income	—	(9)	(8)	—	(17)

Comprehensive income (loss)	$5,212	$9,348	$1,665	$(8,734)	$7,491

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$28,434	$9,842	$—	$38,276
Accounts receivable, net	—	65,203	12,259	—	77,462
Inventories	—	86,900	12,093	—	98,993
Prepaid expenses and other	—	5,295	7,451	—	12,746
Prepaid income taxes	—	2,474	—	—	2,474
Deferred tax assets	—	2,423	—	—	2,423
Asset held for sale	—	—	2,293	—	2,293
Total current assets	—	190,729	43,938	—	234,667
Property, plant and equipment, net	—	59,826	12,005	—	71,831
Goodwill	—	182,451	4,751	—	187,202
Intangibles, net	—	134,668	555	—	135,223
Deferred financing fees	—	14,840	—	—	14,840
Other assets	—	559	—	—	559
Investment in and advances to subsidiaries	176,156	79,232	—	(255,388)	—
Total assets	$176,156	$662,305	$61,249	$(255,388)	$644,322
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,261	$129	$—	$1,390
Accounts payable	—	25,704	9,069	—	34,773
Accrued and other liabilities	—	30,482	5,960	—	36,442
Accrued interest	—	9,581	—	—	9,581
Income taxes payable	—	596	561	—	1,157
Deferred tax liability	—	4,436	—	—	4,436
Total current liabilities	—	72,060	15,719	—	87,779
Long-term obligations, less current maturities	—	357,323	8	—	357,331
Deferred tax liabilities	—	81,908	145	—	82,053
Other long-term liabilities	—	15,192	2,112	—	17,304
Net equity (deficit) and advances to / from subsidiaries	76,301	17,107	(34,072)	(59,336)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,782	(58,337)	—
Additional paid-in-capital	85,798	113,796	15,697	(129,493)	85,798
Retained Earnings / (Accumulated deficit)	14,395	1,615	5,027	(6,642)	14,395
Accumulated other comprehensive income (loss)	(338)	749	831	(1,580)	(338)
Total stockholder's equity (deficit)	99,855	118,715	77,337	(196,052)	99,855
Total liabilities and stockholder's equity (deficit)	$176,156	$662,305	$61,249	$(255,388)	$644,322

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$26,952	$5,427	$—	$32,379
Accounts receivable, net	—	52,709	12,277	—	64,986
Inventories	—	89,398	11,211	—	100,609
Prepaid expenses and other	—	5,654	6,838	—	12,492
Deferred tax assets	—	2,423	—	—	2,423
Total current assets	—	177,136	35,753	—	212,889
Property, plant and equipment, net	—	61,819	14,075	—	75,894
Goodwill	—	182,225	4,898	—	187,123
Intangibles, net	—	136,202	586	—	136,788
Deferred financing fees	—	15,486	—	—	15,486
Other assets	—	559	—	—	559
Investment in and advances to subsidiaries	174,751	79,232	—	(253,983)	—
Total assets	$174,751	$652,659	$55,312	$(253,983)	$628,739
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,248	$315	$—	$1,563
Accounts payable	—	23,308	6,401	—	29,709
Accrued and other liabilities	—	30,495	6,222	—	36,717
Accrued interest	—	1,479	—	—	1,479
Income taxes payable	—	(140)	452	—	312
Deferred tax liability	—	4,436	—	—	4,436
Total current liabilities	—	60,826	13,390	—	74,216
Long-term obligations, less current maturities	—	357,463	57	—	357,520
Deferred tax liabilities	—	80,618	149	—	80,767
Other long-term liabilities	—	16,596	2,205	—	18,801
Net equity (deficit) and advances to / from subsidiaries	77,316	21,381	(35,341)	(63,356)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,782	(58,337)	—
Additional paid-in-capital	85,492	113,796	15,597	(129,393)	85,492
Retained Earnings / (Accumulated deficit)	13,686	4,032	1,901	(5,933)	13,686
Accumulated other comprehensive income (loss)	(1,743)	(4,608)	1,572	3,036	(1,743)
Total stockholder's equity (deficit)	97,435	115,775	74,852	(190,627)	97,435
Total liabilities and stockholder's equity (deficit)	$174,751	$652,659	$55,312	$(253,983)	$628,739

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1,015	$3,866	$4,361	$(709)	$8,533
Cash flows from investing activities:
Capital expenditures	—	(1,605)	(271)	—	(1,876)
Other	—	(99)	—	—	(99)
Net cash provided by (used in) investing activities	—	(1,704)	(271)	—	(1,975)
Cash flows from financing activities:
Repayments of other long-term obligations	—	(304)	(231)	—	(535)
Changes in net equity	(1,015)	(243)	549	709	—
Net cash provided by (used in) financing activities	(1,015)	(547)	318	709	(535)
Effect of exchange rate changes on cash and cash equivalents	—	(133)	7	—	(126)
Total increase in cash and cash equivalents	—	1,482	4,415	—	5,897
Total cash and cash equivalents beginning of period	—	26,952	5,427	—	32,379
Total cash and cash equivalents end of period	$—	$28,434	$9,842	$—	$38,276

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operations:
Net cash provided by (used in) operating activities	$5,399	$9,914	$(570)	$(5,212)	$9,531
Cash flows from investing activities:
Capital expenditures	—	(2,475)	(554)	—	(3,029)
Other	—	17	(121)	—	(104)
Net cash provided by (used in) investing activities	—	(2,458)	(675)	—	(3,133)
Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000	—	—	100,000
Senior Secured Notes discount	—	(5,200)	—	—	(5,200)
Repayments of other long-term obligations	—	(289)	(104)	—	(393)
Dividend payment to Parent	(93,507)	—	—	—	(93,507)
Deferred financing fees	—	(4,370)	—	—	(4,370)
Changes in net equity	88,596	(94,310)	502	5,212	—
Other	(488)	—	—	—	(488)
Net cash provided by (used in) financing activities	(5,399)	(4,169)	398	5,212	(3,958)
Effect of exchange rate changes on cash and cash equivalents	—	227	102	—	329
Total increase (decrease) in cash and cash equivalents	—	3,514	(745)	—	2,769
Total cash and cash equivalents beginning of period	—	15,298	5,558	—	20,856
Total cash and cash equivalents end of period	$—	$18,812	$4,813	$—	$23,625

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We provide superior branded solutions for cutting, gas control and specialty welding, continuing a heritage of designing innovative products that evolve as a result of carefully listening to end users and anticipating their needs. This singular focus, built upon creating new and better solutions, is reflected in the vision statement, “Innovation to Shape the WorldTM.” Our products are used in a wide variety of applications and industries where steel is cut and welded, including steel fabrication, manufacturing of transportation and mining equipment, construction projects, such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and shipbuilding.  We design, manufacture and sell products in six principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) carbon arc gouging products; (4) welding equipment; (5) arc accessories, including torches, consumable parts and accessories; and (6) filler metals and hardfacing alloys. We operate our business in one reportable segment.

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

Results of Operations

The following is a discussion of the results of operations for the three months ended March 31, 2013 and 2012.

Net sales

($'s in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012	% Change
Net sales summary:
Americas	$87,311	$85,146	2.5%
Asia-Pacific	27,464	32,814	(16.3)%
Europe/ROW	9,157	8,911	2.8%
Consolidated	$123,932	$126,871	(2.3)%

Net sales for the three months ended March 31, 2013 decreased $2.9 million as compared to the same period in 2012, with approximately $3.5 million related to decreased volumes and an additional $0.4 million decrease attributable to foreign currency translation, partially offset by $1.0 million increase in net sales associated with price increases.

Gross margin

($'s in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012	% Change
Gross margin	$45,148	$43,868	2.9%
% of sales	36.4%	34.6%

For the three months ended March 31, 2013, gross margin as a percentage of net sales increased 1.8% as compared to the same period in 2012. As compared to the prior year quarter, the Company recorded $0.6 million of higher expense in the current quarter under its use of the last-in first-out (“LIFO”) inventory method as inflation of manufacturing costs is expected in the current year compared to expected deflation in the prior year quarter. Additionally, the current quarter included $0.1 million of severance costs. Excluding these items, gross margin as a percentage of sales was 36.8% in the first quarter of 2013 compared to 34.3% in the first quarter of 2012. This remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our Victor Continuous Improvement (“VCI”) program to lower costs and improve efficiency.

Selling, general and administrative expenses

($'s in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012	% Change
Selling, general and administrative expenses	$26,674	$26,442	0.9%
% of sales	21.5%	20.8%

For the three months ended March 31, 2013, selling, general, and administrative (“S,G&A”) costs increased approximately $0.2 million over the comparable period of 2012. This increase is primarily a result of slightly higher salaries and benefits associated with merit increases, partially offset by lower travel and promotional expenses.

Restructuring

Program implemented in 2013

In 2013, the Company committed to a restructuring plan that includes exit activities at its Melbourne, Australia manufacturing location.  The Company expects to substantially complete these activities by June 30, 2013.  These exit activities impact approximately 35 employees and are intended to reduce the Company’s fixed cost structure and better align its Asia Pacific manufacturing and distribution footprint.

The Company expects that approximately an additional $600 of restructuring expense, primarily consisting of non-cash charges, associated with these activities will be incurred during the second quarter of 2013.

The following provides a summary of restructuring costs incurred during the three months ended March 31, 2013 and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
March 31, 2013	$6,803	$22	$6,825

As of March 31, 2013
Total expected restructuring costs	$7,300	$150	$7,450
Employee termination benefits primarily include severance payments to employees impacted by exit activities and also pension funding payments required by the plan agreement.  Other restructuring costs include expenses to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

Programs implemented prior to 2013

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company is substantially complete with these activities at March 31, 2013.  These exit activities impacted approximately 175 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three months ended March 31, 2013 and 2012, restructuring costs incurred to date and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
March 31, 2013	$7	$23	$30
March 31, 2012	395	416	811

As of March 31, 2013
Cumulative restructuring costs	$4,176	$3,735	$7,911
Total expected restructuring costs	4,176	3,735	7,911
Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

Interest, net

($'s in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012	% Change
Interest, net	$8,411	$6,730	25.0%

Interest expense for the three months ended March 31, 2013 and 2012 was $8.4 million and $6.7 million, respectively.  The increase in interest expense in the first quarter of 2013 results from a full quarter of interest expense on the $100 million Additional Notes that were issued on March 7, 2012.

Income tax provision

($'s in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012	% Change
Income tax provision	$206	$2,594	(92.1)%
% of income before tax	22.5%	33.2%

The income tax effective rate for the first three months of 2013 of 22.5% is lower than the rate of 33.2% for the first three months of 2012 as a result of an increased release of valuation allowances associated with higher U.S. operating income projected in 2013, partially offset by foreign earnings which are currently taxable as "deemed dividends" in the U.S. Current income tax expense for 2013 is estimated to be 24.8% and is primarily related to foreign jurisdictions.

Net income

($'s in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012	% Change
Net income	$709	$5,212	(86.4)%
% of sales	0.6%	4.1%

For the first quarter of 2013, net income was $0.7 million compared to $5.2 million in the first quarter of 2012.  The lower net income for the first quarter of 2013 reflects a lower net sales base and higher restructuring costs, as well as increased interest expense, as compared to the first quarter of 2012. This decrease in net income was partially offset by decreased manufacturing costs and a lower income tax provision as compared to the comparable period in the prior year.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, debt service obligations and capital expenditures.  We expect that these ongoing requirements will be funded from operating cash flow and periodic borrowings under the Working Capital Facility.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

($'s in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash provided by (used in):
Operating activities	$8,533	$9,531
Investing activities	(1,975)	(3,133)
Financing activities	(535)	(3,958)

Operating Activities

Net cash provided by operating activities for the first three months of 2012 was $8.5 million compared to $9.5 million of cash used in same period in 2012. This decrease in cash flow was driven largely by higher uses of cash for working capital, particularly accounts receivable.

Investing Activities

Cash used in investing activities was $2.0 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively. Capital spending, primarily for manufacturing equipment purchases, comprised the majority of the cash used for investing activities in the first three months of both 2013 and 2012.

Financing Activities

During the three months ended March 31, 2013, the Company paid $0.5 million related to other long-term debt obligations. In the same period in 2012, the Company issued an additional $100.0 million of Senior Secured Notes due 2017 and paid $5.2 million of consent fees to bondholders as well as $4.4 million of financing fees in conjunction with the Notes offering.  The Company used the proceeds to pay a cash dividend of $93.5 million to its parent company to allow it to redeem a portion of its outstanding Series A preferred stock.

At March 31, 2013, the Company had $1.4 million of outstanding letters of credit providing a net availability of $58.6 million under the Working Capital Facility.

At March 31, 2013, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments. Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

Cautionary Statement Concerning Forward-looking Statements

The statements in this Quarterly Report that relate to future plans, events or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our future prospects. These statements may be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions that relate to future events and occurrences. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents we file from time to time with the Securities and Exchange Commission. Factors that could cause actual results to differ materially from those expressed or implied in such statements include, but are not limited to, the following:  (a) the impact of uncertain global economic conditions on our business and those of our customers, (b) the cost and availability of raw materials, (c) our ability to implement cost-reduction initiatives timely and successfully, (d) operational and financial developments and restrictions affecting our international sales and operations, (e) the impact of currency fluctuations, exchange controls, and devaluations, (f) the impact of a change of control under our debt instruments and potential limits on our ability to use net operating loss carry forwards, (g) fluctuations in labor costs, (h) consolidation within our customer base and the resulting increased concentration of our sales, (i) actions taken by our competitors that affect our ability to retain our customers, (j) our ability to meet customer needs by introducing new and enhanced products, (k) our ability to adequately enforce or protect our intellectual property rights, (l) the detrimental cash flow impact of increasing interest rates and our ability to comply with financial covenants in our debt instruments, (m) disruptions in the credit markets, (n) our relationships with our employees and our ability to retain and attract qualified personnel, (o) the identification, completion and integration of strategic acquisitions, (p) our ability to implement our business strategy, (q) the impact of a material disruption of our operations on our ability to meet customer demand and on our capital expenditure requirements, (r) liabilities arising from litigation, including product liability risks, and (s) the costs of compliance with and liabilities arising under environmental laws and regulations.  Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof and are not guarantees of performance or results. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.  For a discussion of factors that may affect future results see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary financial market risks relate to fluctuations in commodity prices, currency exchange rates and interest rates.

Copper, brass and steel constitute a significant portion of our raw material costs. These commodities are subject to price fluctuations which can impact our historical margins if we are unable to adjust our prices due to the competitive environment.  When feasible, we attempt to establish fixed price purchase commitments with suppliers to provide stability in our materials component costs for periods of three to six months. We have not experienced and do not anticipate constraints on the availability of these commodities.

Approximately 73% of net sales for the three months ended March 31, 2013 were denominated in U.S. dollars.  The remaining sales are denominated in foreign currencies consisting primarily of Australian dollars and Euros.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, Italy and Malaysia for sales into those regions.  However, we recently announced that we will be discontinuing manufacturing operations at our Australia facility during the first half of 2013. Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates. At March 31, 2013, $1.4 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Date: May 13, 2013