Form 10-Q
period 2013-06-30
Victor Technologies Group, Inc.
filed 2013-08-13
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on August 13, 2013 was 1,000.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$126,723	$132,257	$250,655	$259,128
Cost of goods sold	77,615	85,114	156,399	168,117
Gross margin	49,108	47,143	94,256	91,011
Selling, general and administrative expenses	27,041	27,459	53,715	53,901
Amortization of intangibles	1,642	1,584	3,288	3,167
Restructuring (credit) costs	(1,327)	848	5,528	1,659
Operating income	21,752	17,252	31,725	32,284
Other expense:
Interest, net	(8,455)	(8,453)	(16,866)	(15,183)
Amortization of deferred financing costs	(661)	(604)	(1,308)	(1,100)
Income before income tax provision	12,636	8,195	13,551	16,001
Income tax provision	2,881	2,209	3,087	4,803
Net income	$9,755	$5,986	$10,464	$11,198

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$9,755	$5,986	$10,464	$11,198
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,956)	(2,081)	(7,056)	215
Pension and postretirement	(112)	56	1,393	39
Comprehensive income	$2,687	$3,961	$4,801	$11,452

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$40,114	$32,379
Accounts receivable, less allowance for doubtful accounts of $738 and $910	77,172	64,986
Inventory	101,636	100,609
Prepaid expenses and other	12,201	12,492
Prepaid income taxes	1,872	—
Deferred tax assets	2,423	2,423
Assets held for sale	11,430	—
Total current assets	246,848	212,889
Property, plant and equipment, net of accumulated depreciation of $30,199 and $26,515	56,621	75,894
Goodwill	181,322	187,123
Intangibles, net	133,711	136,788
Deferred financing fees	14,178	15,486
Other assets	556	559
Total assets	$633,236	$628,739

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of other long-term obligations	$1,319	$1,563
Accounts payable	36,846	29,709
Accrued and other liabilities	33,459	36,717
Accrued interest	1,477	1,479
Income taxes payable	985	312
Deferred tax liabilities	4,436	4,436
Total current liabilities	78,522	74,216
Long-term obligations, less current maturities	357,233	357,520
Deferred tax liabilities	78,618	80,767
Other long-term liabilities	16,063	18,801
Total liabilities	530,436	531,304
Stockholder's Equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at June 30, 2013, and December 31, 2012	—	—
Additional paid-in capital	86,056	85,492
Retained earnings	24,150	13,686
Accumulated other comprehensive loss	(7,406)	(1,743)
Total stockholder's equity	102,800	97,435

Total liabilities and stockholder's equity	$633,236	$628,739

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$10,464	$11,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,803	10,290
Deferred income taxes	1,323	1,980
Stock compensation expense	618	378
Non-cash interest expense	367	214
Restructuring costs, net of payments	474	(753)
Changes in operating assets and liabilities:
Accounts receivable	(14,431)	(12,772)
Inventory	(3,228)	(5,219)
Prepaids	154	831
Accounts payable	8,218	8,029
Accrued interest	(2)	399
Accrued taxes	(1,485)	(1,776)
Accrued and other	(23)	(6,584)
Net cash provided by operating activities	13,252	6,215

Cash flows from investing activities:
Capital expenditures	(3,245)	(5,700)
Other	(219)	(289)
Net cash used in investing activities	(3,464)	(5,989)

Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000
Senior Secured Notes discount	—	(5,200)
Dividend payment to Parent	—	(93,507)
Repayments of other long-term obligations	(887)	(818)
Deferred financing fees	—	(4,409)
Other	(54)	(488)
Net cash used in financing activities	(941)	(4,422)

Effect of exchange rate changes on cash and cash equivalents	(1,112)	108

Total increase (decrease) in cash and cash equivalents	7,735	(4,088)

Total cash and cash equivalents beginning of period	32,379	20,856
Total cash and cash equivalents end of period	$40,114	$16,768

Income taxes paid	$3,187	$4,536
Interest paid	$16,278	$16,919
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2013. The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Deferred Financing Costs

Loan origination fees and other costs incurred in arranging long-term financing are capitalized as deferred financing costs and amortized using an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $19,718 at June 30, 2013 and December 31, 2012, respectively, less accumulated amortization of $5,540 and $4,232, at June 30, 2013 and December 31, 2012, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Accruals for warranty programs are made as the products are sold, and are adjusted periodically based on current estimates of anticipated warranty costs with a corresponding charge to cost of sales. The following table provides the activity in the warranty accrual:

($'s in thousands)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$4,346	$4,733	$4,500	$4,600
Charged to expense	1,113	1,126	2,112	2,227
Warranty payments	(707)	(1,099)	(1,860)	(2,067)
Balance at end of period	$4,752	$4,760	$4,752	$4,760

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $388,800 and $383,400 at June 30, 2013 and December 31, 2012, respectively, based on available market information. The inputs in the fair value determination of these Senior Secured Notes are considered Level 2 in the three-level fair market value hierarchy.

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

3.	Inventory

The composition of inventory was as follows:

($'s in thousands)	June 30, 2013	December 31, 2012
Raw materials and component parts	$33,139	$34,919
Work-in-process	4,178	4,192
Finished goods	63,456	60,911
Subtotal	100,773	100,022
LIFO reserve	863	587
Total	$101,636	$100,609

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $72,620 at June 30, 2013 and $76,819 at December 31, 2012.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

4. Intangible Assets

The composition of intangibles was as follows:

($'s in thousands)	June 30, 2013	December 31, 2012
Amortizable intangible assets:
Customer relationships	$49,545	$49,546
Intellectual property bundles	77,476	77,476
Patents	1,962	1,742
Developed technology	1,271	1,277
Trademarks	662	664
Subtotal	130,916	130,705
Accumulated amortization	(16,546)	(13,258)
Total amortizable intangible assets	$114,370	$117,447

Indefinite-lived intangible assets:
Goodwill	$181,322	$187,123
Trademarks	19,341	19,341
Total indefinite-lived intangible assets	$200,663	$206,464

The Company recorded amortization expense of $1,642 and $1,584 for the three months ended June 30, 2013 and 2012, respectively, and $3,288 and $3,167 for the six months ended June 30, 2013 and 2012, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2012. As of June 30, 2013, the Company considered possible impairment triggering events since December 1, 2012 based on relevant factors, and concluded that no triggering events or goodwill impairment resulted. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the six-month period ending June 30, 2013 was as follows:

($'s in thousands)	Carrying Amount of Goodwill
Balance as of December 31, 2012	$187,123
Foreign currency translation	(5,801)
Balance as of June 30, 2013	$181,322

5.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

($'s in thousands)	June 30, 2013	December 31, 2012
Senior Secured Notes due December 15, 2017, 9% interest payable semi-annually on June 15 and December 15	$360,000	$360,000
Senior Secured Notes discount	(4,270)	(4,637)
Capital leases	2,822	3,720
Long-term obligations	358,552	359,083
Current maturities	(1,319)	(1,563)
Long-term obligations, less current maturities	$357,233	$357,520

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

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments, make certain investments, loans or advances, sell, transfer or otherwise convey certain assets, and create liens.  The Company was in compliance with the covenants as of June 30, 2013 and December 31, 2012.

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

Working Capital Facility

At both June 30, 2013 and December 31, 2012, $1,416 of letters of credit and no borrowings were outstanding under the Fourth Amended and Restated Credit Agreement (the “GE Agreement”).  Unused availability, net of these letters of credit, was $55,337 under the Working Capital Facility at June 30, 2013.

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

The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.10 to 1 if the unused availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility includes negative covenants that limit the Company’s ability and the ability of Holdings and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Holdings’ capital stock; and prepay or redeem certain indebtedness. The Company was in compliance with the covenants as of June 30, 2013 and December 31, 2012.

In connection with the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes on March 6, 2012.

6.	Restructuring

Program implemented in 2013

In 2013, the Company committed to a restructuring plan that includes exit activities at its Melbourne, Australia manufacturing location.  The Company expects to complete these activities by September 30, 2013.  These exit activities impact approximately 42 employees and are intended to reduce the Company’s fixed cost structure and better align its Asia-Pacific manufacturing and distribution footprint.

The Company expects to incur approximately $241 of additional restructuring expense associated with these activities during the third quarter of 2013.

The following provides a summary of restructuring costs (credit) incurred during the three and six months ended June 30, 2013 and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
June 30, 2013	$(1,603)	$237	$(1,366)

Six Months Ended
June 30, 2013	$5,200	$259	$5,459

As of June 30, 2013
Total expected restructuring costs	$5,440	$260	$5,700

Employee termination benefits primarily include severance payments to employees impacted by exit activities and also pension funding payments required by the plan agreement.  Other restructuring costs include expenses to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

During the quarter ended June 30, 2013, the Company recorded a reduction of restructuring expense of $2,140 to correct an error included in the expense amount of $6,825 recorded in the first quarter. The error arose in the calculation of pension benefits for the terminated employees. Excluding the impact of the error, the employee termination benefits in the quarter ended June 30, 2013 was $537 primarily related to pension settlement costs and a change in the estimated severance costs due to a change in the number of employees impacted by these exit activities.

The total restructuring expense for these activities is expected to approximate $5,700, which is slightly below the $6,000 to $8,000 range provided in the Form 8-K filed by the Company in January announcing these exit activities.

The following is a rollforward of the liabilities associated with the restructuring activities since the plan's inception.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of June 30, 2013.

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$5,200	$259	$5,459
Payments	(5,088)	(164)	(5,252)
Balance as of June 30, 2013	$112	$95	$207

Programs implemented prior to 2013

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company is substantially complete with these activities at June 30, 2013.  These exit activities impacted approximately 188 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three and six months ended June 30, 2013 and 2012, restructuring costs incurred to date and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
June 30, 2013	$17	$23	$40
June 30, 2012	234	614	848

Six Months Ended
June 30, 2013	$24	$46	$70
June 30, 2012	629	1,030	1,659

As of June 30, 2013
Cumulative restructuring costs	$4,193	$3,758	$7,951
Total expected restructuring costs	4,300	4,000	8,300

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since December 31, 2011.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of June 30, 2013.

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2011	$1,571	$295	$1,866
Charges	972	1,505	2,477
Payments and other adjustments	(1,882)	(1,609)	(3,491)
Balance as of December 31, 2012	661	191	852
Charges	24	46	70
Payments and other adjustments	(372)	(157)	(529)
Balance as of June 30, 2013	$313	$80	$393

7.	Accumulated Other Comprehensive Income

The following table shows the components of AOCI for the three months ended June 30, 2013:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$3,555	$(3,893)	$(338)
Other comprehensive income (loss) before reclassification	(6,956)	(50)	(7,006)
Less: Amounts reclassified to net income	—	(62)	(62)
Net current period other comprehensive income (loss)	(6,956)	(112)	(7,068)
Ending Balance	$(3,401)	$(4,005)	$(7,406)

The following table shows the components of AOCI for the three months ended June 30, 2012:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$3,671	$(3,673)	$(2)
Other comprehensive income (loss) before reclassification	(2,081)	—	(2,081)
Less: Amounts reclassified to net income	—	56	56
Net current period other comprehensive income (loss)	(2,081)	56	(2,025)
Ending Balance	$1,590	$(3,617)	$(2,027)

The following table shows the components of AOCI for the six months ended June 30, 2013:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$3,655	$(5,398)	$(1,743)
Other comprehensive income (loss) before reclassification	(7,056)	1,252	(5,804)
Less: Amounts reclassified to net income	—	141	141
Net current period other comprehensive income (loss)	(7,056)	1,393	(5,663)
Ending Balance	$(3,401)	$(4,005)	$(7,406)

The following table shows the components of AOCI for the six months ended June 30, 2012:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$1,375	$(3,656)	$(2,281)
Other comprehensive income (loss) before reclassification	215	—	215
Less: Amounts reclassified to net income	—	39	39
Net current period other comprehensive income (loss)	215	39	254
Ending Balance	$1,590	$(3,617)	$(2,027)

Adjustments to AOCI are recorded net of related tax effects.

The deferred tax asset related to foreign currency translation for the three and six months ended June 30, 2013 was $4,263 and $4,324, respectively. The deferred tax asset related to foreign currency translation for the three months ended June 30, 2012 was $1,276, while a deferred tax liability of $13 was recorded for the six months ended June 30, 2012.

The deferred tax asset related to pension and postretirement benefit plans activity for the three months ended June 30, 2013 was $69, while a deferred tax liability of $854 was recorded for the six months ended June 30, 2013. The deferred tax asset related to pension and postretirement benefit plans activity for the three and six months ended June 30, 2012 was $13 and $24, respectively.

8.	Income Taxes

At the beginning of 2013, the Company had approximately $113,365 in U.S. net operating loss carry forwards from the years 2001 through 2010.  The net operating loss carry forwards in the U.S. will expire between the years 2020 and 2030.  Given the uncertainties regarding utilization of a portion of these net operating loss carry forwards, the Company has recorded, as of December 31, 2012, a $8,348 valuation allowance related to the deferred tax asset of $46,636 associated with the carry forwards.  For 2013, the Company’s management estimates that income tax payments will, as in prior years, primarily relate to state and foreign taxes due to foreign tax credits and the use of net operating loss carryovers to offset U.S. taxable income.

The Company’s income tax effective rate in the first six months of 2013 of 22.8% is lower than the federal statutory rate primarily due to the release of valuation allowances, partially offset by foreign earnings which are currently taxable as “deemed dividends” in the U.S.  The deemed dividends are not fully offset by the related foreign tax credits due to limitations of their utilization.

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

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities are still held by the Company and are primarily associated with tax matters for which the timing of resolution is uncertain, and are classified within Accrued and Other Liabilities in the amounts of $329 and $392 as of June 30, 2013 and December 31, 2012, respectively.

10. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

($'s in thousands)	U.S. Plan
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Components of net periodic benefit (income)/cost:
Service cost	$—	$—	$—	$—
Interest cost	243	266	485	532
Expected return on plan assets	(338)	(322)	(677)	(644)
Recognized loss	65	41	130	81
Net periodic benefit income	$(30)	$(15)	$(62)	$(31)

($'s in thousands)	Australian Plan
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Components of net periodic benefit (income)/cost:
Service cost	$261	$234	$535	$480
Interest cost	318	406	649	830
Expected return on plan assets	(309)	(370)	(632)	(756)
Recognized loss	15	—	32	—
Curtailment loss	—	—	1,030	—
Settlement loss	363	—	635	—
Net periodic benefit cost	$648	$270	$2,249	$554

($'s in thousands)	Canadian Plan
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Components of net periodic benefit (income)/cost:
Service cost	$39	$48	$79	$97
Interest cost	46	49	92	49
Expected return on plan assets	(66)	(65)	(133)	(132)
Recognized loss	9	1	18	3
Net periodic benefit cost	$28	$33	$56	$17

As part of the restructuring plan announced in the first quarter of 2013 at its Melbourne, Australia manufacturing location, membership in the Australia SuperAnnuation Plan was significantly reduced. This reduction triggered both a curtailment and a settlement, as defined by Accounting Standards Codification (“ASC”) Topic 715 “Compensation - Retirement Benefits”, requiring the Company to incur additional expense to settle with the impacted employees. The curtailment and settlement losses were included in restructuring costs for the period ended June 30, 2013 and are shown in the Australia Plan table above.

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

Geographic Information

The reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (ROW). Summarized financial information concerning the Company’s geographic segments for its operations is shown in the following tables:

($'s in thousands)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Sales:
Americas	$85,323	$87,945	$172,633	$173,101
Asia-Pacific	30,848	34,123	58,312	66,939
Europe/ROW	10,552	10,189	19,710	19,088
Total	$126,723	$132,257	$250,655	$259,128

The decrease in net sales in Asia-Pacific is primarily due to a softening in the mining sector of Australia and the effect of changes in foreign currency exchange rates.

U.S. sales as a portion of Americas’ sales comprised approximately 82% for the three months ended June 30, 2013 and June 30, 2012, and approximately 82% and 83% for the six months ended June 30, 2013 and June 30, 2012, respectively.

Australia sales as a portion of Asia-Pacific sales comprised approximately 72% and 78% for the three months ended June 30, 2013 and June 30, 2012, and approximately 75% and 78% for the six months ended June 30, 2013 and June 30, 2012, respectively.

The following table shows long-lived assets (excluding goodwill, intangibles and deferred taxes) for each of the Company’s geographic segments:

($'s in thousands)	June 30, 2013	December 31, 2012
Long-lived Assets:
Americas	$63,926	$70,596
Asia-Pacific	5,549	19,237
Europe/ROW	1,400	1,625
Total	$70,875	$91,458

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

($'s in thousands)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Product Lines:
Gas equipment	$45,927	$46,843	$89,989	$95,814
Plasma cutting systems	21,447	22,541	42,776	43,291
Carbon arc gouging products	6,936	7,369	13,692	13,396
Welding equipment	11,225	13,913	23,386	23,142
Arc accessories	17,421	17,697	34,359	32,640
Filler metals and hardfacing alloys	23,767	23,894	46,453	50,845
Total	$126,723	$132,257	$250,655	$259,128

12. Assets Held for Sale
As of June 30, 2013, the Company has two separate properties that are currently marketed for sale and are expected to sell within a twelve month period. The first property, with a carrying value of $9,250, is a vacant facility and accompanying land in Melbourne, Australia. The second property, with a a carrying value of $2,180, is an unused parcel of land in Hermosillo, Mexico. The Company has met the requirements, as defined by Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant and Equipment”, to classify both properties as held for sale and has accordingly reclassified the respective carrying values as current assets as of June 30, 2013.

13.	Relationships and Transactions

Relationship with Irving Place Capital

Victor Technologies is a wholly-owned subsidiary of Holdings.  Affiliates of Irving Place Capital, along with its co-investors, held 98.2% of the outstanding equity of Holdings at June 30, 2013 and December 31, 2012.  The Board of Directors of the Company and Holdings includes one IPC member.

IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors whom it appoints.

Management Services Agreement

The Company has entered into a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable quarterly.  In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.  Such fees were $755 and $1,340 for the three and six months ended June 30, 2013 and $613 and $1,189 for the three and six months ended June 30, 2012.

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

Victor Technologies Holdings Inc. (Holdings)

At June 30, 2013, an aggregate $106,015 in Holdings capital stock was outstanding, which was comprised of 56,988 shares of 8% cumulative preferred stock in the amount of $69,882 and 3,547,595 shares of common stock in the amount of $36,133. On March 6, 2012, the Company paid a cash dividend of $93,507 to Holdings, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, of which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No dividends have been declared on either the preferred stock or common stock of Holdings at June 30, 2013 or December 31, 2012.

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

The following financial information presents the guarantors and non-guarantors of the 9% Senior Secured Notes due 2017 and, prior to February 1, 2011, the 9¼% Senior Subordinated Notes due 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Victor Technologies Group, Inc. (parent only), and the combined accounts of guarantor subsidiaries and combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of the parent and each of the guarantor subsidiaries are not presented because management has determined such information is not material in assessing the financial condition, cash flows or results of operations of the Company and its subsidiaries. The Company’s Australian subsidiaries are included as guarantors for all years presented. Additionally, approximately 80% of the assets and 70% of the net sales have been pledged by the non-guarantor subsidiaries to the holders of the Senior Secured Notes.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$99,278	$27,445	$—	$126,723
Cost of goods sold	—	55,229	22,386	—	77,615
Gross margin	—	44,049	5,059	—	49,108
Selling, general and administrative expenses	—	23,313	3,728	—	27,041
Amortization of intangibles	—	1,629	13	—	1,642
Restructuring (credit)	—	(1,327)	—	—	(1,327)
Operating income	—	20,434	1,318	—	21,752
Other income (expense):
Interest, net	—	(8,448)	(7)	—	(8,455)
Amortization of deferred financing costs	—	(661)	—	—	(661)
Equity in net income (loss) of subsidiaries	9,755	—	—	(9,755)	—
Income (loss) before income tax provision	9,755	11,325	1,311	(9,755)	12,636
Income tax provision	—	2,472	409	—	2,881
Net income (loss)	$9,755	$8,853	$902	$(9,755)	$9,755

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$107,150	$25,107	$—	$132,257
Cost of goods sold	—	64,994	20,120	—	85,114
Gross margin	—	42,156	4,987	—	47,143
Selling, general and administrative expenses	—	23,974	3,485	—	27,459
Amortization of intangibles	—	1,584	—	—	1,584
Restructuring costs	—	848	—	—	848
Operating income (loss)	—	15,750	1,502	—	17,252
Other income (expense):
Interest, net	—	(8,431)	(22)	—	(8,453)
Amortization of deferred financing costs	—	(604)	—	—	(604)
Equity in net income (loss) of subsidiaries	5,986	—	—	(5,986)	—
Income (loss) before income tax provision	5,986	6,715	1,480	(5,986)	8,195
Income tax provision	—	1,819	390	—	2,209
Net income (loss)	$5,986	$4,896	$1,090	$(5,986)	$5,986

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$198,447	$52,208	$—	$250,655
Cost of goods sold	—	113,865	42,534	—	156,399
Gross margin	—	84,582	9,674	—	94,256
Selling, general and administrative expenses	—	48,832	4,883	—	53,715
Amortization of intangibles	—	3,261	27	—	3,288
Restructuring costs	—	5,528	—	—	5,528
Operating income	—	26,961	4,764	—	31,725
Other income (expense):
Interest, net	—	(16,846)	(20)	—	(16,866)
Amortization of deferred financing costs	—	(1,308)	—	—	(1,308)
Equity in net income (loss) of subsidiaries	10,464	—	—	(10,464)	—
Income (loss) before income tax provision	10,464	8,807	4,744	(10,464)	13,551
Income tax provision	—	2,371	716	—	3,087
Net income (loss)	$10,464	$6,436	$4,028	$(10,464)	$10,464

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$211,027	$48,101	$—	$259,128
Cost of goods sold	—	129,432	38,685	—	168,117
Gross margin	—	81,595	9,416	—	91,011
Selling, general and administrative expenses	—	46,833	7,068	—	53,901
Amortization of intangibles	—	3,167	—	—	3,167
Restructuring costs	—	1,659	—	—	1,659
Operating income (loss)	—	29,936	2,348	—	32,284
Other income (expense):
Interest, net	—	(15,137)	(46)	—	(15,183)
Amortization of deferred financing costs	—	(1,100)	—	—	(1,100)
Equity in net income (loss) of subsidiaries	11,198	—	—	(11,198)	—
Income (loss) before income tax provision	11,198	13,699	2,302	(11,198)	16,001
Income tax provision	—	4,448	355	—	4,803
Net income (loss)	$11,198	$9,251	$1,947	$(11,198)	$11,198

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$9,755	$8,853	$902	$(9,755)	$9,755

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	(6,956)	(4,745)	(584)	5,329	(6,956)
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	(50)	(50)	—	50	(50)
Less: Amounts reclassified to income	(62)	(85)	23	62	(62)

Comprehensive income (loss)	$2,687	$3,973	$341	$(4,314)	$2,687

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$5,986	$4,896	$1,090	$(5,986)	$5,986

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	(2,081)	(2,073)	(8)	2,081	(2,081)
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	—	—	—	—	—
Less: Amounts reclassified to income	56	47	9	(56)	56

Comprehensive income (loss)	$3,961	$2,870	$1,091	$(3,961)	$3,961

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$10,464	$6,436	$4,028	$(10,464)	$10,464

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	(7,056)	(2,378)	(1,060)	3,438	(7,056)
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	1,252	1,252	—	(1,252)	1,252
Less: Amounts reclassified to income	141	101	40	(141)	141

Comprehensive income (loss)	$4,801	$5,411	$3,008	$(8,419)	$4,801

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$11,198	$9,251	$1,947	$(11,198)	$11,198

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	215	1,391	(50)	(1,341)	215
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	—	—	—	—	—
Less: Amounts reclassified to income	39	38	1	(39)	39

Comprehensive income (loss)	$11,452	$10,680	$1,898	$(12,578)	$11,452

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$33,111	$7,003	$—	$40,114
Accounts receivable, net	—	63,524	13,648	—	77,172
Inventories	—	88,595	13,041	—	101,636
Prepaid expenses and other	—	5,554	6,647	—	12,201
Prepaid income taxes	—	1,574	298	—	1,872
Deferred tax assets	—	2,423	—	—	2,423
Assets held for sale	—	9,250	2,180	—	11,430
Total current assets	—	204,031	42,817	—	246,848
Property, plant and equipment, net	—	45,079	11,542	—	56,621
Goodwill	—	176,500	4,822	—	181,322
Intangibles, net	—	133,473	238	—	133,711
Deferred financing fees	—	14,178	—	—	14,178
Other assets	—	556	—	—	556
Investment in and advances to subsidiaries	169,088	79,232	—	(248,320)	—
Total assets	$169,088	$653,049	$59,419	$(248,320)	$633,236
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,256	$63	$—	$1,319
Accounts payable	—	25,876	10,970	—	36,846
Accrued and other liabilities	—	27,713	5,746	—	33,459
Accrued interest	—	1,477	—	—	1,477
Income taxes payable	—	16	969	—	985
Deferred tax liability	—	4,436	—	—	4,436
Total current liabilities	—	60,774	17,748	—	78,522
Long-term obligations, less current maturities	—	357,203	30	—	357,233
Deferred tax liabilities	—	78,471	147	—	78,618
Other long-term liabilities	—	14,043	2,020	—	16,063
Net equity (deficit) and advances to / from subsidiaries	66,288	27,382	(37,092)	(56,578)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,782	(58,337)	—
Additional paid-in-capital	86,056	113,798	15,829	(129,627)	86,056
Retained Earnings / (Accumulated deficit)	24,150	1,615	5,027	(6,642)	24,150
Accumulated other comprehensive income (loss)	(7,406)	(2,792)	(72)	2,864	(7,406)
Total stockholder's equity (deficit)	102,800	115,176	76,566	(191,742)	102,800
Total liabilities and stockholder's equity (deficit)	$169,088	$653,049	$59,419	$(248,320)	$633,236

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

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,082	$8,288	$4,346	$(10,464)	$13,252
Cash flows from investing activities:
Capital expenditures	—	(2,684)	(561)	—	(3,245)
Other	—	(199)	(20)	—	(219)
Net cash provided by (used in) investing activities	—	(2,883)	(581)	—	(3,464)
Cash flows from financing activities:
Repayments of other long-term obligations	—	(612)	(275)	—	(887)
Changes in net equity	(11,028)	2,472	(1,908)	10,464	—
Other	(54)	—	—	—	(54)
Net cash provided by (used in) financing activities	(11,082)	1,860	(2,183)	10,464	(941)
Effect of exchange rate changes on cash and cash equivalents	—	(1,106)	(6)	—	(1,112)
Total increase in cash and cash equivalents	—	6,159	1,576	—	7,735
Total cash and cash equivalents beginning of period	—	26,952	5,427	—	32,379
Total cash and cash equivalents end of period	$—	$33,111	$7,003	$—	$40,114

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operations:
Net cash provided by (used in) operating activities	$11,576	$7,516	$(1,679)	$(11,198)	$6,215
Cash flows from investing activities:
Capital expenditures	—	(4,787)	(913)	—	(5,700)
Other	—	(389)	100	—	(289)
Net cash provided by (used in) investing activities	—	(5,176)	(813)	—	(5,989)
Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000	—	—	100,000
Senior Secured Notes discount	—	(5,200)	—	—	(5,200)
Repayments of other long-term obligations	—	(594)	(224)	—	(818)
Dividend payment to Parent	(93,507)	—	—	—	(93,507)
Deferred financing fees	—	(4,409)	—	—	(4,409)
Changes in net equity	82,419	(95,014)	1,397	11,198	—
Other	(488)	—	—	—	(488)
Net cash provided by (used in) financing activities	(11,576)	(5,217)	1,173	11,198	(4,422)
Effect of exchange rate changes on cash and cash equivalents	—	143	(35)	—	108
Total increase (decrease) in cash and cash equivalents	—	(2,734)	(1,354)	—	(4,088)
Total cash and cash equivalents beginning of period	—	15,298	5,558	—	20,856
Total cash and cash equivalents end of period	$—	$12,564	$4,204	$—	$16,768

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

Results of Operations

The following is a discussion of the results of operations for the three and six months ended June 30, 2013 and 2012.

Net sales

($'s in thousands)	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Net sales summary:
Americas	$85,323	$87,945	(3.0)%	$172,633	$173,101	(0.3)%
Asia-Pacific	30,848	34,123	(9.6)%	58,312	66,939	(12.9)%
Europe/ROW	10,552	10,189	3.6%	19,710	19,088	3.3%
Consolidated	$126,723	$132,257	(4.2)%	$250,655	$259,128	(3.3)%

Net sales for the three months ended June 30, 2013 decreased $5.5 million as compared to the same period in 2012, with approximately $7.8 million related to decreased volumes and a $0.7 million decrease attributable to foreign currency translation, partially offset by a $3.0 million increase in net sales associated with price increases.

Net sales for the six months ended June 30, 2013 decreased $8.5 million as compared to the same period in 2012, with approximately $11.5 million related to decreased volumes and an additional $1.0 million decrease attributable to foreign currency translation, partially offset by $4.0 million increase in net sales associated with price increases.

Gross margin

($'s in thousands)	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Gross margin	$49,108	$47,143	4.2%	$94,256	$91,011	3.6%
% of sales	38.8%	35.6%		37.6%	35.1%

For the three months ended June 30, 2013, gross margin as a percentage of net sales increased 3.2% as compared to the same period in 2012. In the second quarter of 2013, the Company recorded a $0.6 million credit to cost of sales related to the last-in first-out (“LIFO”) inventory method as overall deflation of manufacturing costs is expected in the current year. Additionally, the current quarter included $0.1 million of severance costs. The second quarter of 2012 included a $0.4 million charge to costs of sale related to LIFO as inflation of manufacturing costs were expected in the prior year. Excluding these items, gross margin as a percentage of sales was 38.4% in the second quarter of 2013 compared to 35.9% in the second quarter of 2012. This remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our Victor Continuous Improvement (“VCI”) program to lower costs and improve efficiency, as well as the impact of higher sales prices.

For the six months ended June 30, 2013, gross margin as a percentage of net sales increased 2.5% as compared to the same period in 2012. In the first six months of 2013, the Company recorded a $0.3 million credit to cost of sales related to the last-in first-out (“LIFO”) inventory method as overall deflation of manufacturing costs is expected in the current year. Additionally, the first half of 2013 included $0.2 million of severance costs. The first six months of 2012 included a $0.1 million charge to costs of sale related to LIFO as inflation of manufacturing costs were expected in the prior year. Excluding these items, gross margin as a percentage of sales was 37.6% in the first six months of 2013 compared to 35.2% in the first six months of 2012. This remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our Victor Continuous Improvement (“VCI”) program to lower costs and improve efficiency, as well as the impact of higher sales price increases.

Selling, general and administrative expenses

($'s in thousands)	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Selling, general and administrative expenses	$27,041	$27,459	(1.5)%	$53,715	$53,901	(0.3)%
% of sales	21.3%	20.8%		21.4%	20.8%

For the three months ended June 30, 2013, selling, general, and administrative (“SG&A”) costs decreased approximately $0.4 million over the comparable period of 2012. This decrease is primarily a result of one-time expenses associated with the Company's name change in the prior year, partially offset by slightly higher salaries and benefits associated with merit increases.

For the six months ended June 30, 2013, SG&A costs decreased approximately $0.2 million over the comparable period of 2012. This decrease is primarily a result of one-time expenses associated with the Company's name change in the prior year, partially offset by slightly higher salaries and benefits associated with merit increases.

Restructuring

Program implemented in 2013

In 2013, the Company committed to a restructuring plan that includes exit activities at its Melbourne, Australia manufacturing location.  The Company expects to complete these activities by September 30, 2013.  These exit activities impact approximately 42 employees and are intended to reduce the Company’s fixed cost structure and better align its Asia Pacific manufacturing and distribution footprint.

The Company expects that approximately an additional $0.2 million of restructuring expense, primarily consisting of non-cash charges, associated with these activities will be incurred during the third quarter of 2013.

The following provides a summary of restructuring costs (credit) incurred during the three and six months ended June 30, 2013 and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
June 30, 2013	$(1,603)	$237	$(1,366)

Six Months Ended
June 30, 2013	$5,200	$259	$5,459

As of June 30, 2013
Total expected restructuring costs	$5,440	$260	$5,700
Employee termination benefits primarily include severance payments to employees impacted by exit activities and also pension funding payments required by the plan agreement.  Other restructuring costs include expenses to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

During the quarter ended June 30, 2013, the Company recorded a reduction of restructuring expense of $2.1 million to correct an error included in the expense amount of $6.8 million recorded in the first quarter. The error arose in the calculation of pension benefits for the terminated employees. Excluding the impact of the error, the employee termination benefits in the quarter ended June 30, 2013 was $0.5 million primarily related to pension settlement costs and a change in the estimated severance costs due to a change in the number of employees impacted by these exit activities.

The total restructuring expense for these activities is expected to approximate $5.7 million, which is slightly below the $6.0 million to $8.0 million range provided in the Form 8-K filed by the Company in January announcing these exit activities.

Programs implemented prior to 2013

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company is substantially complete with these activities at June 30, 2013.  These exit activities impacted approximately 188 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three and six months ended June 30, 2013 and 2012, restructuring costs incurred to date and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
June 30, 2013	$17	$23	$40
June 30, 2012	234	614	848

Six Months Ended
June 30, 2013	$24	$46	$70
June 30, 2012	629	1,030	1,659

As of June 30, 2013
Cumulative restructuring costs	$4,193	$3,758	$7,951
Total expected restructuring costs	4,300	4,000	8,300
Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

Interest, net

($'s in thousands)	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Interest, net	$8,455	$8,453	—%	$16,866	$15,183	11.1%

Interest expense for the three months ended at both June 30, 2013 and 2012 was $8.5 million.

Interest expense for the six months ended June 30, 2013 and 2012 was $16.9 million and $15.2 million, respectively.  The increase in interest expense in the first half of 2013 results from a full six months of interest expense on the $100 million Additional Notes that were issued on March 6, 2012.

Income tax provision

($'s in thousands)	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Income tax provision	$2,881	$2,209	30.4%	$3,087	$4,803	(35.7)%
% of income before tax	22.8%	27.0%		22.8%	30.0%

The income tax effective rate for the second quarter of 2013 of 22.8% is lower than the rate of 27.0% for the second quarter of 2012 primarily as a result of the Company's ability to claim foreign tax credits in 2013. The effective tax rate for the second quarter of 2013 is substantially lower than the federal statutory rate as U.S. operating income was offset with foreign tax credits and the release of valuation allowances related to our deferred tax assets.

The income tax effective rate for the first six months of 2013 of 22.8% is lower than the rate of 30.0% for the first six months of 2012 primarily as a result of the Company's ability to claim foreign tax credits in 2013. The effective tax rate for the first six months of 2013 is substantially lower than the federal statutory rate as U.S. operating income was offset with foreign tax credits and the release of valuation allowances related to our deferred tax assets.

Net income

($'s in thousands)	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Net income	$9,755	$5,986	63.0%	$10,464	$11,198	(6.6)%
% of sales	7.7%	4.5%		4.2%	4.3%

For the second quarter of 2013, net income was $9.8 million compared to $6.0 million in the second quarter of 2012.  The higher net income for the second quarter of 2013 reflects decreased manufacturing costs and lower restructuring and S,G&A costs as compared to the comparable period in the prior year. This increase in net income was partially offset by a lower net sales base as compared to the second quarter of 2012.

For the first six months of 2013, net income was $10.5 million compared to $11.2 million in the first six months of 2012.  The lower net income for the first six months of 2013 reflects a lower net sales base and higher restructuring costs, as well as increased interest expense, as compared to the first six months of 2012. This decrease in net income was partially offset by decreased manufacturing costs and a lower income tax provision as compared to the same period in the prior year.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, debt service obligations and capital expenditures.  We expect that these ongoing requirements will be funded from operating cash flow as well as periodic borrowings under the Working Capital Facility if needed.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

($'s in thousands)	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash provided by (used in):
Operating activities	$13,252	$6,215
Investing activities	(3,464)	(5,989)
Financing activities	(941)	(4,422)

Operating Activities

Net cash provided by operating activities for the first six months of 2012 was $13.3 million compared to $6.2 million of cash used in same period in 2012. This increase in cash flow was driven largely by lower uses of cash for variable compensation plans.

Investing Activities

Cash used in investing activities was $3.5 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively. Capital spending, primarily for manufacturing equipment purchases, comprised the majority of the cash used for investing activities in the first six months of both 2013 and 2012.

Financing Activities

During the six months ended June 30, 2013, the Company paid $0.9 million related to other long-term debt obligations. In the same period in 2012, the Company issued an additional $100.0 million of Senior Secured Notes due 2017 and paid $5.2 million of consent fees to bondholders as well as $4.4 million of financing fees in conjunction with the Notes offering.  The Company used the proceeds to pay a cash dividend of $93.5 million to its parent company to allow it to redeem a portion of its outstanding Series A preferred stock.

At June 30, 2013, the Company had $1.4 million of outstanding letters of credit providing a net availability of $55.3 million under the Working Capital Facility.

At June 30, 2013, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments. Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

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

Approximately 72% of net sales for the three and six months ended June 30, 2013 were denominated in U.S. dollars.  The remaining sales are denominated in foreign currencies consisting primarily of Australian dollars and Euros.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Italy and Malaysia for sales into those regions.  Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates. At June 30, 2013, $1.4 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

The information contained in Note 9 – “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.

Item 6.  Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

*10.1	Amendment to Executive Employment Agreement, dated as of June 4, 2013, between Victor Technologies Group, Inc. and Martin Quinn.	8-K	001-13023	10.1	6/7/2013
*10.2	Amendment to Executive Employment Agreement, dated as of June 4, 2013, between Victor Technologies Group, Inc. and Jeffrey S. Kulka.	8-K	001-13023	10.2	6/7/2013
10.3	Contract of Sale of Real Estate, dated as of June 6, 2013, by and between Cigweld Pty Ltd. and You Min Wu.	8-K	001-13023	10.1	6/12/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
**101.INS	XBRL Instance Document					X
**101.SCH	XBRL Taxonomy Extension Schema Document					X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**
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
Date: August 13, 2013