Form 10-Q
period 2013-09-30
Victor Technologies Group, Inc.
filed 2013-11-13
CIK 850660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, on November 13, 2013 was 1,000.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$119,388	$121,111	$370,043	$380,239
Cost of goods sold	73,857	77,718	230,256	245,835
Gross margin	45,531	43,393	139,787	134,404
Selling, general and administrative expenses	25,374	25,384	79,089	79,285
Amortization of intangibles	1,641	1,623	4,929	4,790
Restructuring costs	577	518	6,105	2,177
Operating income	17,939	15,868	49,664	48,152
Other expense:
Interest, net	(8,433)	(8,490)	(25,299)	(23,673)
Amortization of deferred financing costs	(677)	(618)	(1,985)	(1,718)
Income before income tax provision	8,829	6,760	22,380	22,761
Income tax (benefit) provision	(1,502)	1,428	1,585	6,231
Net income	$10,331	$5,332	$20,795	$16,530

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$10,331	$5,332	$20,795	$16,530
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,136	1,878	(5,920)	2,093
Pension and postretirement	161	(14)	1,554	25
Comprehensive income	$11,628	$7,196	$16,429	$18,648

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$59,291	$32,379
Accounts receivable, less allowance for doubtful accounts of $785 and $910	71,097	64,986
Inventory	104,977	100,609
Prepaid expenses and other	11,684	12,492
Prepaid income taxes	1,529	—
Deferred tax assets	2,423	2,423
Assets held for sale	11,574	—
Total current assets	262,575	212,889
Property, plant and equipment, net of accumulated depreciation of $32,784 and $26,515	56,783	75,894
Goodwill	183,936	187,123
Intangibles, net	132,225	136,788
Deferred financing fees	13,501	15,486
Other assets	566	559
Total assets	$649,586	$628,739

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of other long-term obligations	$1,319	$1,563
Accounts payable	34,417	29,709
Accrued and other liabilities	33,896	36,717
Accrued interest	9,577	1,479
Income taxes payable	794	312
Deferred tax liabilities	4,436	4,436
Total current liabilities	84,439	74,216
Long-term obligations, less current maturities	357,183	357,520
Deferred tax liabilities	77,857	80,767
Other long-term liabilities	15,252	18,801
Total liabilities	534,731	531,304
Stockholder's Equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at September 30, 2013, and December 31, 2012	—	—
Additional paid-in capital	86,483	85,492
Retained earnings	34,481	13,686
Accumulated other comprehensive loss	(6,109)	(1,743)
Total stockholder's equity	114,855	97,435

Total liabilities and stockholder's equity	$649,586	$628,739

See accompanying notes to condensed consolidated financial statements.

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$20,795	$16,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,040	15,384
Deferred income taxes	(169)	1,795
Stock compensation expense	933	653
Non-cash interest expense	558	386
Restructuring costs, net of payments	(262)	(854)
Changes in operating assets and liabilities:
Accounts receivable	(7,637)	(6,705)
Inventory	(6,115)	(6,670)
Prepaids	694	(247)
Accounts payable	5,778	6,130
Accrued interest	8,098	8,482
Accrued taxes	(1,373)	(2,169)
Accrued and other	(341)	(4,435)
Net cash provided by operating activities	36,999	28,280

Cash flows from investing activities:
Capital expenditures	(6,252)	(8,347)
Acquisition of business, net of cash acquired	(1,905)	(3,498)
Other	(366)	(498)
Net cash used in investing activities	(8,523)	(12,343)

Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000
Senior Secured Notes discount	—	(5,200)
Dividend payment to Parent	—	(93,507)
Repayments of other long-term obligations	(1,129)	(1,235)
Deferred financing fees	—	(4,421)
Other	501	(87)
Net cash used in financing activities	(628)	(4,450)

Effect of exchange rate changes on cash and cash equivalents	(936)	273

Total increase in cash and cash equivalents	26,912	11,760

Total cash and cash equivalents beginning of period	32,379	20,856
Total cash and cash equivalents end of period	$59,291	$32,616

Income taxes paid	$3,322	$6,566
Interest paid	$16,763	$16,847
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

Holdings' sole asset is its 100% ownership of the stock of Victor Technologies.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold approximately 98.2% of the outstanding equity of Holdings, and certain members of Victor Technologies' management hold the remaining equity capital.

Victor Technologies provides superior branded solutions for cutting, gas control and specialty welding, continuing a heritage of designing innovative products that evolve as a result of carefully listening to end users and anticipating their needs. This singular focus, built upon creating new and better solutions, is reflected in the vision statement, “Innovation to Shape the WorldTM ”. The Company’s products are used in a wide variety of applications and industries, where steel is cut and welded, including steel fabrication, manufacturing of transportation and mining equipment, many types of construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding.  The Company designs, manufactures and sells products in six principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) carbon arc gouging products; (4) welding equipment; (5) arc accessories, including torches, consumable parts and accessories; and (6) filler metals and hardfacing alloys. The Company markets its products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Victor® Thermal Dynamics®, Victor® Arcair®, Victor® Turbo Torch®, Tweco®, Thermal Arc®, Stoody®, Firepower® and Cigweld®. We sell our products primarily through over 3,300 industrial distributor accounts, including large industrial gas manufacturers, in over 50 countries.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of the Company for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2013. The quarterly financial data should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Deferred Financing Costs

Loan origination fees and other costs incurred in arranging long-term financing are capitalized as deferred financing costs and amortized using an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $19,718 at September 30, 2013 and December 31, 2012, less accumulated amortization of $6,217 and $4,232, at September 30, 2013 and December 31, 2012, respectively.

Product Warranty Programs

Various products are sold with product warranty programs. Accruals for warranty programs are made as the products are sold, and are adjusted periodically based on current estimates of anticipated warranty costs with a corresponding charge to cost of sales. The following table provides the activity in the warranty accrual:

($'s in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$4,752	$4,760	$4,500	$4,600
Charged to expense	951	1,117	3,063	3,344
Warranty payments	(1,046)	(1,083)	(2,906)	(3,150)
Balance at end of period	$4,657	$4,794	$4,657	$4,794

Fair Value

The Company estimated the fair value of the Senior Secured Notes due 2017 at $387,900 and $383,400 at September 30, 2013 and December 31, 2012, respectively, based on available market information. The inputs in the fair value determination of these Senior Secured Notes are considered Level 2 in the three-level fair market value hierarchy.

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

3.	Inventory

The composition of inventory was as follows:

($'s in thousands)	September 30, 2013	December 31, 2012
Raw materials and component parts	$32,816	$34,919
Work-in-process	3,401	4,192
Finished goods	67,508	60,911
Subtotal	103,725	100,022
LIFO reserve	1,252	587
Total	$104,977	$100,609

The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve was $76,081 at September 30, 2013 and $76,819 at December 31, 2012.  The remaining inventory amounts are held in foreign locations and accounted for using the first-in first-out method.

4. Intangible Assets

The composition of intangibles was as follows:

($'s in thousands)	September 30, 2013	December 31, 2012
Amortizable intangible assets:
Customer relationships	$49,548	$49,546
Intellectual property bundles	77,476	77,476
Patents	2,108	1,742
Developed technology	1,271	1,277
Trademarks	669	664
Subtotal	131,072	130,705
Accumulated amortization	(18,188)	(13,258)
Total amortizable intangible assets	$112,884	$117,447

Indefinite-lived intangible assets:
Goodwill	$183,936	$187,123
Trademarks	19,341	19,341
Total indefinite-lived intangible assets	$203,277	$206,464

The Company recorded amortization expense of $1,641 and $1,623 for the three months ended September 30, 2013 and 2012, respectively, and $4,929 and $4,790 for the nine months ended September 30, 2013 and 2012, respectively.

Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. No impairment adjustment to the carrying value of goodwill was deemed necessary in 2012. As of September 30, 2013, the Company considered possible impairment triggering events since December 1, 2012 based on relevant factors, and concluded that no triggering events or goodwill impairment resulted. Unforeseen events and changes in circumstances and market conditions, including the general economic and competitive conditions, could cause actual results to vary significantly from the estimates.

The change in the carrying amount of goodwill during the nine-month period ending September 30, 2013 was as follows:

($'s in thousands)	Carrying Amount of Goodwill
Balance as of December 31, 2012	$187,123
Acquisition	1,602
Foreign currency translation	(4,789)
Balance as of September 30, 2013	$183,936

The change in goodwill above resulting from 2013 acquisition activity is subject to normal post-closing purchase price allocation adjustments.

In the fourth quarter of 2012 we finalized the allocation of the purchase price to assets acquired and liabilities assumed of Robotronic Oy. As a result, we recorded an additional $40 of amortization expense for the third quarter of 2012. The 2012 amounts reported herein differ from the amounts previously reported for third quarter of 2012 as a result of this change.

5.	Debt and Capital Lease Obligations

The composition of debt and capital lease obligations was as follows:

($'s in thousands)	September 30, 2013	December 31, 2012
Senior Secured Notes due December 15, 2017, 9% interest payable semi-annually on June 15 and December 15	$360,000	$360,000
Senior Secured Notes discount	(4,079)	(4,637)
Capital leases	2,581	3,720
Long-term obligations	358,502	359,083
Current maturities	(1,319)	(1,563)
Long-term obligations, less current maturities	$357,183	$357,520

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

The Senior Secured Notes contain customary covenants and events of default, including covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments, make certain investments, loans or advances, sell, transfer or otherwise convey certain assets, and create liens.  The Company was in compliance with the covenants as of September 30, 2013 and December 31, 2012.

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

Working Capital Facility

As of September 30, 2013, letters of credit in the amount of $1,142 were outstanding and no borrowings were drawn under the Fourth Amended and Restated Credit Agreement (the “GE Agreement” or "Working Capital Facility").  Unused availability, net of these letters of credit, was $51,165 under the Working Capital Facility at September 30, 2013.

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

The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.10 to 1 if the unused availability under the Facility is less than $9,000 (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility includes negative covenants that limit the Company’s ability and the ability of Holdings and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Holdings’ capital stock; and prepay or redeem certain indebtedness. The Company was in compliance with the covenants as of September 30, 2013 and December 31, 2012.

In connection with the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes on March 6, 2012.

See note 15, Subsequent Events.

6.	Restructuring

Program implemented in 2013

In 2013, the Company committed to a restructuring plan that includes exit activities at its Melbourne, Australia manufacturing location.  The Company is substantially complete with these activities at September 30, 2013.  These exit activities impacted approximately 45 employees and were intended to reduce the Company’s fixed cost structure and better align its Asia-Pacific manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three and nine months ended September 30, 2013 and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
September 30, 2013	$258	$85	$343

Nine Months Ended
September 30, 2013	$5,458	$343	$5,801

As of September 30, 2013
Total expected restructuring costs	$5,500	$350	$5,850

Employee termination benefits primarily include severance payments to employees impacted by exit activities as well as pension curtailment and settlement losses. Other restructuring costs include expenses to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The total restructuring expense for these activities is expected to approximate $5,850, which is slightly below the $6,000 to $8,000 range provided in the Form 8-K filed by the Company in January 2013 announcing these exit activities.

The following is a rollforward of the liabilities associated with the restructuring activities since the plan's inception.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of September 30, 2013.

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$5,458	$343	$5,801
Payments	(5,291)	(273)	(5,564)
Balance as of September 30, 2013	$167	$70	$237

Programs implemented prior to 2013

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company is substantially complete with these activities at September 30, 2013.  These exit activities impacted approximately 188 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three and nine months ended September 30, 2013 and 2012, restructuring costs incurred to date and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
September 30, 2013	$102	$132	$234
September 30, 2012	176	346	522

Nine Months Ended
September 30, 2013	$126	$178	$304
September 30, 2012	804	1,373	2,177

As of September 30, 2013
Cumulative restructuring costs	$4,295	$3,891	$8,186
Total expected restructuring costs	4,300	4,000	8,300

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The following is a rollforward of the liabilities associated with the restructuring activities since December 31, 2011.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of September 30, 2013.

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2011	$1,571	$295	$1,866
Charges	972	1,505	2,477
Payments and other adjustments	(1,882)	(1,609)	(3,491)
Balance as of December 31, 2012	661	191	852
Charges	126	178	304
Payments and other adjustments	(481)	(267)	(748)
Balance as of September 30, 2013	$306	$102	$408

7.	Accumulated Other Comprehensive Income

The following table shows the components of AOCI for the three months ended September 30, 2013:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$(3,401)	$(4,005)	$(7,406)
Other comprehensive income (loss) before reclassification	1,136	164	1,300
Less: Amounts reclassified to net income	—	(3)	(3)
Net current period other comprehensive income (loss)	1,136	161	1,297
Ending Balance	$(2,265)	$(3,844)	$(6,109)

The following table shows the components of AOCI for the three months ended September 30, 2012:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$1,590	$(3,617)	$(2,027)
Other comprehensive income (loss) before reclassification	1,878	—	1,878
Less: Amounts reclassified to net income	—	(14)	(14)
Net current period other comprehensive income (loss)	1,878	(14)	1,864
Ending Balance	$3,468	$(3,631)	$(163)

The following table shows the components of AOCI for the nine months ended September 30, 2013:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$3,655	$(5,398)	$(1,743)
Other comprehensive income (loss) before reclassification	(5,920)	1,416	(4,504)
Less: Amounts reclassified to net income	—	138	138
Net current period other comprehensive income (loss)	(5,920)	1,554	(4,366)
Ending Balance	$(2,265)	$(3,844)	$(6,109)

The following table shows the components of AOCI for the nine months ended September 30, 2012:

($'s in thousands)	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-retirement Benefit Plans Income (Loss), Net	Total

Beginning Balance	$1,375	$(3,656)	$(2,281)
Other comprehensive income (loss) before reclassification	2,093	—	2,093
Less: Amounts reclassified to net income	—	25	25
Net current period other comprehensive income (loss)	2,093	25	2,118
Ending Balance	$3,468	$(3,631)	$(163)

Adjustments to AOCI are recorded net of related tax effects.

The deferred tax provision related to foreign currency translation for the three months ended September 30, 2013 was $696, while the deferred tax benefit for the nine months ended September 30, 2013 was $3,628. The deferred tax provision related to foreign currency translation for the three and nine months ended September 30, 2012 was $1,151 and $1,283, respectively.

The deferred tax provision related to pension and postretirement benefit plans activity for the three and nine months ended September 30, 2013 was $98 and $952, respectively. The deferred tax benefit related to pension and postretirement benefit plans activity for the three months ended September 30, 2012 was $9, while the deferred tax provision for the nine months ended September 30, 2012 was $15.

8.	Income Taxes

At the beginning of 2013, the Company had approximately $112,505 in U.S. net operating loss carry forwards from the years 2001 through 2010.  The net operating loss carry forwards in the U.S. will expire between the years 2020 and 2030.  Given the uncertainties regarding utilization of a portion of these net operating loss carry forwards, the Company has recorded, as of December 31, 2012, an $8,348 valuation allowance related to the deferred tax benefit of $46,636 associated with the carry forwards.  For 2013, the Company’s management estimates that income tax payments will, as in prior years, primarily relate to state and foreign taxes only due to foreign tax credits and the use of net operating loss carryovers to offset U.S. taxable income.

The Company estimates that its 2013 annual effective tax rate, excluding discrete items, will be 15.5%. This rate is lower than the federal statutory rate primarily due to the release of valuation allowances, partially offset by foreign earnings which are currently taxable as "deemed dividends" in the U.S. The deemed dividends are not fully offset by the related foreign tax credits due to limitations of their utilization.

The Company recognized an income tax benefit of $1,502 in the third quarter of 2013 due primarily to foreign tax credits claimed on the tax return filed for the prior year and to adjust the effective tax rate for the year to 15.5% from 22.2% as expected at the end of the second quarter 2013. The expected annual effective tax rate declined during the third quarter due to the deferred tax effect of a tax basis adjustment related to the expected sale of property in Australia. As a result, the Company's effective tax rate for the first nine months of 2013 is 7.1%.

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

On December 30, 2006, the Company committed to dispose of its Brazilian manufacturing operations.  Remaining Brazilian accrued liabilities still held by the Company are primarily associated with tax matters for which the timing of resolution is uncertain. These liabilities are classified within Accrued and Other Liabilities in the amounts of $318 and $392 as of September 30, 2013 and December 31, 2012, respectively.

10. Employee Benefit Plans

Net periodic pension and other postretirement benefit costs include the following components:

($'s in thousands)	U.S. Plan
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of net periodic benefit income:
Service cost	$—	$—	$—	$—
Interest cost	242	266	727	798
Expected return on plan assets	(339)	(322)	(1,016)	(966)
Recognized loss	65	40	195	121
Net periodic benefit income	$(32)	$(16)	$(94)	$(47)

($'s in thousands)	Australian Plan
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of net periodic benefit cost:
Service cost	$241	$242	$776	$722
Interest cost	292	418	941	1,248
Expected return on plan assets	(284)	(381)	(916)	(1,137)
Recognized loss	14	—	46	—
Curtailment (gain)/loss	(52)	—	978	—
Settlement loss	124	—	759	—
Net periodic benefit cost	$335	$279	$2,584	$833

($'s in thousands)	Canadian Plan
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of net periodic benefit cost:
Service cost	$38	$49	$117	$146
Interest cost	44	50	136	148
Expected return on plan assets	(64)	(68)	(197)	(200)
Recognized loss	8	2	26	5
Net periodic benefit cost	$26	$33	$82	$99

As part of the restructuring plan announced in the first quarter of 2013 for its Melbourne, Australia manufacturing location, participation in the Australia Superannuation Fund was significantly reduced. This reduction triggered both a curtailment and a settlement, as defined by Accounting Standards Codification (“ASC”) Topic 715 “Compensation - Retirement Benefits”, requiring the Company to incur additional expense to settle with the impacted employees. The curtailment and settlement losses were included in restructuring costs for the periods ended September 30, 2013 and are shown in the Australia Plan table above.

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

Geographic Information

The reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (ROW). Summarized financial information concerning the Company’s geographic segments for its operations is shown in the following tables:

($'s in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Sales:
Americas	$80,868	$77,657	$253,501	$250,764
Asia-Pacific	28,785	35,029	87,097	101,961
Europe/ROW	9,735	8,425	29,445	27,514
Total	$119,388	$121,111	$370,043	$380,239

The decrease in net sales in Asia-Pacific period over period is primarily due to a softening in the mining sector of Australia and the effect of changes in foreign currency exchange rates.

U.S. sales as a portion of Americas’ sales comprised approximately 84% for the three months ended September 30, 2013 and September 30, 2012, and approximately 83% and 84% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Australia sales as a portion of Asia-Pacific sales comprised approximately 70% and 74% for the three months ended September 30, 2013 and September 30, 2012, and approximately 73% and 74% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

The following table shows long-lived assets (excluding goodwill, intangibles and deferred taxes) for each of the Company’s geographic segments:

($'s in thousands)	September 30, 2013	December 31, 2012
Long-lived Assets:
Americas	$63,706	$70,596
Asia-Pacific	5,183	19,237
Europe/ROW	1,481	1,625
Total	$70,370	$91,458

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

($'s in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Product Lines:
Gas equipment	$42,202	$41,050	$132,191	$131,785
Plasma cutting systems	21,006	19,458	63,782	63,821
Carbon arc gouging products	6,538	6,716	20,227	20,395
Welding equipment	10,550	13,043	33,927	40,004
Arc accessories	17,152	17,271	51,523	52,444
Filler metals and hardfacing alloys	21,940	23,573	68,393	71,790
Total	$119,388	$121,111	$370,043	$380,239

12. Assets Held for Sale
As of September 30, 2013, the Company has two separate properties that are currently marketed for sale and are expected to sell within a twelve month period. The first property, with a carrying value of $9,428, is a vacant facility and accompanying land in Melbourne, Australia. The second property, with a carrying value of $2,146, is an unused parcel of land in Hermosillo, Mexico. The Company has met the requirements, as defined by Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant and Equipment”, to classify both properties as held for sale and has accordingly reclassified the respective carrying values as current assets as of September 30, 2013.

13.	Relationships and Transactions

Relationship with Irving Place Capital

Victor Technologies is a wholly-owned subsidiary of Holdings.  Affiliates of Irving Place Capital, along with its co-investors, held approximately 98.2% of the outstanding equity of Holdings at September 30, 2013 and December 31, 2012.  The Board of Directors of the Company and Holdings includes one IPC member.

IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors whom it appoints.

Management Services Agreement

The Company has entered into a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable quarterly.  Such fees were $591 and $1,931 for the three and nine months ended September 30, 2013 and $604 and $1,793 for the three and nine months ended September 30, 2012. In the event of a sale of all or substantially all of the Company’s assets to a third party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters.

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

Victor Technologies Holdings Inc. (Holdings)

At September 30, 2013, an aggregate $107,412 in Holdings capital stock was outstanding, which was comprised of 56,988 shares of 8% cumulative preferred stock in the amount of $71,279 and 3,547,595 shares of common stock in the amount of $36,133. On March 6, 2012, the Company paid a cash dividend of $93,507 to Holdings, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, of which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No dividends have been declared on either the preferred stock or common stock of Holdings at September 30, 2013 or December 31, 2012.

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

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$91,820	$27,568	$—	$119,388
Cost of goods sold	—	50,833	23,024	—	73,857
Gross margin	—	40,987	4,544	—	45,531
Selling, general and administrative expenses	—	21,438	3,936	—	25,374
Amortization of intangibles	—	1,633	8	—	1,641
Restructuring (credit)	—	577	—	—	577
Operating income	—	17,339	600	—	17,939
Other income (expense):
Interest, net	—	(8,427)	(6)	—	(8,433)
Amortization of deferred financing costs	—	(677)	—	—	(677)
Equity in net income (loss) of subsidiaries	10,331	—	—	(10,331)	—
Income (loss) before income tax provision	10,331	8,235	594	(10,331)	8,829
Income tax(benefit) provision	—	(1,606)	104	—	(1,502)
Net income (loss)	$10,331	$9,841	$490	$(10,331)	$10,331

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$97,528	$23,583	$—	$121,111
Cost of goods sold	—	58,576	19,142	—	77,718
Gross margin	—	38,952	4,441	—	43,393
Selling, general and administrative expenses	—	20,453	4,931	—	25,384
Amortization of intangibles	—	1,613	10	—	1,623
Restructuring costs	—	518	—	—	518
Operating income (loss)	—	16,368	(500)	—	15,868
Other income (expense):
Interest, net	—	(8,462)	(28)	—	(8,490)
Amortization of deferred financing costs	—	(618)	—	—	(618)
Equity in net income (loss) of subsidiaries	5,332	—	—	(5,332)	—
Income (loss) before income tax provision	5,332	7,288	(528)	(5,332)	6,760
Income tax provision	—	1,379	49	—	1,428
Net income (loss)	$5,332	$5,909	$(577)	$(5,332)	$5,332

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$290,267	$79,776	$—	$370,043
Cost of goods sold	—	164,698	65,558	—	230,256
Gross margin	—	125,569	14,218	—	139,787
Selling, general and administrative expenses	—	70,270	8,819	—	79,089
Amortization of intangibles	—	4,894	35	—	4,929
Restructuring costs	—	6,105	—	—	6,105
Operating income	—	44,300	5,364	—	49,664
Other income (expense):
Interest, net	—	(25,273)	(26)	—	(25,299)
Amortization of deferred financing costs	—	(1,985)	—	—	(1,985)
Equity in net income (loss) of subsidiaries	20,795	—	—	(20,795)	—
Income (loss) before income tax provision	20,795	17,042	5,338	(20,795)	22,380
Income tax provision	—	765	820	—	1,585
Net income (loss)	$20,795	$16,277	$4,518	$(20,795)	$20,795

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$308,555	$71,684	$—	$380,239
Cost of goods sold	—	188,008	57,827	—	245,835
Gross margin	—	120,547	13,857	—	134,404
Selling, general and administrative expenses	—	67,286	11,999	—	79,285
Amortization of intangibles	—	4,780	10	—	4,790
Restructuring costs	—	2,177	—	—	2,177
Operating income (loss)	—	46,304	1,848	—	48,152
Other income (expense):
Interest, net	—	(23,599)	(74)	—	(23,673)
Amortization of deferred financing costs	—	(1,718)	—	—	(1,718)
Equity in net income (loss) of subsidiaries	16,530	—	—	(16,530)	—
Income (loss) before income tax provision	16,530	20,987	1,774	(16,530)	22,761
Income tax provision	—	5,827	404	—	6,231
Net income (loss)	$16,530	$15,160	$1,370	$(16,530)	$16,530

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$10,331	$9,841	$490	$(10,331)	$10,331

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	1,136	(813)	260	553	1,136
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	164	164	—	(164)	164
Less: Amounts reclassified to income	(3)	2	(5)	3	(3)

Comprehensive income (loss)	$11,628	$9,194	$745	$(9,939)	$11,628

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$5,332	$5,909	$(577)	$(5,332)	$5,332

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	1,878	2,105	743	(2,848)	1,878
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	—	—	—	—	—
Less: Amounts reclassified to income	(14)	—	(14)	14	(14)

Comprehensive income (loss)	$7,196	$8,014	$152	$(8,166)	$7,196

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$20,795	$16,277	$4,518	$(20,795)	$20,795

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	(5,920)	(3,191)	(800)	3,991	(5,920)
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	1,416	1,416	—	(1,416)	1,416
Less: Amounts reclassified to income	138	103	35	(138)	138

Comprehensive income (loss)	$16,429	$14,605	$3,753	$(18,358)	$16,429

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$16,530	$15,160	$1,370	$(16,530)	$16,530

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments
Other comprehensive income (loss) before reclassification	2,093	3,496	693	(4,189)	2,093
Less: Amounts reclassified to income	—	—	—	—	—

Pension and postretirement
Other comprehensive income (loss) before reclassification	—	—	—	—	—
Less: Amounts reclassified to income	25	38	(13)	(25)	25

Comprehensive income (loss)	$18,648	$18,694	$2,050	$(20,744)	$18,648

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$51,077	$8,214	$—	$59,291
Accounts receivable, net	—	57,418	13,679	—	71,097
Inventories	—	89,853	15,124	—	104,977
Prepaid expenses and other	—	4,905	6,779	—	11,684
Prepaid income taxes	—	1,178	351	—	1,529
Deferred tax assets	—	2,423	—	—	2,423
Assets held for sale	—	9,428	2,146	—	11,574
Total current assets	—	216,282	46,293	—	262,575
Property, plant and equipment, net	—	45,238	11,545	—	56,783
Goodwill	—	178,924	5,012	—	183,936
Intangibles, net	—	131,986	239	—	132,225
Deferred financing fees	—	13,501	—	—	13,501
Other assets	—	566	—	—	566
Investment in and advances to subsidiaries	170,385	79,232	—	(249,617)	—
Total assets	$170,385	$665,729	$63,089	$(249,617)	$649,586
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term obligations	$—	$1,302	$17	$—	$1,319
Accounts payable	—	24,578	9,839	—	34,417
Accrued and other liabilities	—	27,812	6,084	—	33,896
Accrued interest	—	9,577	—	—	9,577
Income taxes payable	—	15	779	—	794
Deferred tax liability	—	4,436	—	—	4,436
Total current liabilities	—	67,720	16,719	—	84,439
Long-term obligations, less current maturities	—	357,155	28	—	357,183
Deferred tax liabilities	—	77,704	153	—	77,857
Other long-term liabilities	—	13,223	2,029	—	15,252
Net equity (deficit) and advances to / from subsidiaries	55,530	16,433	(34,208)	(37,755)	—
Stockholder's equity (deficit):
Common stock	—	2,555	55,782	(58,337)	—
Additional paid-in-capital	86,483	115,259	15,829	(131,088)	86,483
Retained Earnings / (Accumulated deficit)	34,481	20,309	6,419	(26,728)	34,481
Accumulated other comprehensive income (loss)	(6,109)	(4,629)	338	4,291	(6,109)
Total stockholder's equity (deficit)	114,855	133,494	78,368	(211,862)	114,855
Total liabilities and stockholder's equity (deficit)	$170,385	$665,729	$63,089	$(249,617)	$649,586

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

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,728	$34,077	$1,989	$(20,795)	$36,999
Cash flows from investing activities:
Capital expenditures	—	(5,169)	(1,083)	—	(6,252)
Acquisition of business, net of cash acquired	—	(1,905)	—	—	(1,905)
Other	—	(366)	—	—	(366)
Net cash provided by (used in) investing activities	—	(7,440)	(1,083)	—	(8,523)
Cash flows from financing activities:
Repayments of other long-term obligations	—	(806)	(323)	—	(1,129)
Changes in net equity	(21,786)	(1,211)	2,202	20,795	—
Other	58	443	—	—	501
Net cash provided by (used in) financing activities	(21,728)	(1,574)	1,879	20,795	(628)
Effect of exchange rate changes on cash and cash equivalents	—	(938)	2	—	(936)
Total increase in cash and cash equivalents	—	24,125	2,787	—	26,912
Total cash and cash equivalents beginning of period	—	26,952	5,427	—	32,379
Total cash and cash equivalents end of period	$—	$51,077	$8,214	$—	$59,291

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operations:
Net cash provided by (used in) operating activities	$17,224	$27,292	$335	$(16,571)	$28,280
Cash flows from investing activities:
Capital expenditures	—	(6,719)	(1,628)	—	(8,347)
Acquisition of business, net of cash acquired	—	(3,498)	—	—	(3,498)
Other	—	1,022	(1,520)	—	(498)
Net cash provided by (used in) investing activities	—	(9,195)	(3,148)	—	(12,343)
Cash flows from financing activities:
Issuance of Additional Notes of Senior Secured Notes due 2017	—	100,000	—	—	100,000
Senior Secured Notes discount	—	(5,200)	—	—	(5,200)
Repayments of other long-term obligations	—	(933)	(302)	—	(1,235)
Dividend payment to Parent	(93,507)	—	—	—	(93,507)
Deferred financing fees	—	(4,421)	—	—	(4,421)
Changes in net equity	76,370	(96,303)	3,362	16,571	—
Other	(87)	—	—	—	(87)
Net cash provided by (used in) financing activities	(17,224)	(6,857)	3,060	16,571	(4,450)
Effect of exchange rate changes on cash and cash equivalents	—	214	59	—	273
Total increase (decrease) in cash and cash equivalents	—	11,454	306	—	11,760
Total cash and cash equivalents beginning of period	—	15,298	5,558	—	20,856
Total cash and cash equivalents end of period	$—	$26,752	$5,864	$—	$32,616

15. Subsequent Events

On October 31, 2013, the Company announced it had acquired Gas-Arc Group Ltd, a privately held manufacturer of gas control equipment based in the United Kingdom, for approximately $40,000 in cash, subject to post-closing adjustments. The Company funded the acquisition using cash on hand. The Company has not completed the allocation of the purchase price to the assets acquired and liabilities assumed.

On October 30, 2013, the Company entered into an amendment (the “Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of December 3, 2010 (the “Credit Agreement”) with General Electric Capital Corporation. Pursuant to the terms of the Amendment, (i) the Gas-Arc acquisition was specifically designated as a “Permitted Acquisition” (as defined in the Credit Agreement), (ii) the Company modified certain covenants applicable to it, including those relating to investments and prepayments or redemptions of other indebtedness, to provide for greater flexibility going forward and (iii) the maturity date with respect to the Credit Agreement was extended by one year. The Company remains in compliance with all debt covenants.

On November 12, 2013, the Company provided notice to the holders of the Senior Secured Notes that the Company will redeem, subject to the terms and conditions in its notice, $33,000, or 9.17%, of outstanding aggregate principal amount of Senior Secured Notes on December 12, 2013 (the "Redemption Date"). On the Redemption Date, the Senior Secured Notes selected for redemption will become due and payable at a price equal to 103% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date.

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

Results of Operations

The following is a discussion of the results of operations for the three and nine months ended September 30, 2013 and 2012.

Net sales

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Net sales summary:
Americas	$80,868	$77,657	4.1%	$253,501	$250,764	1.1%
Asia-Pacific	28,785	35,029	(17.8)%	87,097	101,961	(14.6)%
Europe/ROW	9,735	8,425	15.5%	29,445	27,514	7.0%
Consolidated	$119,388	$121,111	(1.4)%	$370,043	$380,239	(2.7)%

Net sales for the three months ended September 30, 2013 decreased $1.7 million as compared to the same period in 2012, with approximately $0.3 million related to decreased volumes and a $2.9 million decrease attributable to foreign currency translation, partially offset by a $1.5 million increase in net sales associated with price increases. Stated in local currencies, net sales increased 0.9% with Americas and Europe/ROW sales increasing 4.1% and 15.0%, respectively, and Asia-Pacific sales decreasing 9.5% primarily due to lower sales volumes in Australia.

Net sales for the nine months ended September 30, 2013 decreased $10.2 million as compared to the same period in 2012, with approximately $11.8 million related to decreased volumes and an additional $3.9 million decrease attributable to foreign currency translation, partially offset by $5.5 million increase in net sales associated with price increases. Stated in local currencies, net sales decreased 1.7%, with Americas and Europe/ROW sales increasing 1.1% and 7.4%, respectively, and Asia-Pacific sales decreasing 10.8% primarily due to lower sales volumes in Australia.

Gross margin

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Gross margin	$45,531	$43,393	4.9%	$139,787	$134,404	4.0%
% of sales	38.1%	35.8%		37.8%	35.3%

For the three months ended September 30, 2013, gross margin as a percentage of net sales increased 2.3 percentage points as compared to the same period in 2012. In the third quarter of 2013, the Company recorded a $0.4 million credit to cost of sales related to the last-in first-out (“LIFO”) inventory method as deflation of manufacturing costs is expected in the current year. The inventory charge in the third quarter of 2013 was partially offset by a $0.1 million reserve for stranded inventory due to restructuring. The three months ended September 30, 2012 included a $0.9 million charge to cost of sales related to restructuring activities. Excluding these items, gross margin as a percentage of sales was 37.9% in the third quarter of 2013 compared to 36.6% in the third quarter of 2012. This remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our Victor Continuous Improvement (“VCI”) program to lower costs and improve efficiency, as well as the impact of higher sales prices.

For the nine months ended September 30, 2013, gross margin as a percentage of net sales increased 2.5 percentage points as compared to the same period in 2012. In the first nine months of 2013, the Company recorded a $0.7 million credit to cost of sales related to the last-in first-out (“LIFO”) inventory method as overall deflation of manufacturing costs is expected in the current year. The inventory charge in the first nine months of 2013 was partially offset by a $0.2 million reserve for stranded inventory due to restructuring and a $0.1 million charge for severance. In the first nine months of 2012, the Company recorded a charge to cost of sales of $0.1 million for LIFO and a $0.9 million charge to cost of sales related to restructuring activities. Excluding these items, gross margin as a percentage of sales was 37.7% in the first nine months of 2013 compared to 35.6% in the first nine months of 2012. This remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our Victor Continuous Improvement (“VCI”) program to lower costs and improve efficiency, as well as the impact of higher sales price increases.

Selling, general and administrative expenses

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Selling, general and administrative expenses	$25,374	$25,384	—%	$79,089	$79,285	(0.2)%
% of sales	21.3%	21.0%		21.4%	20.9%

For the three and nine months ended September 30, 2013, selling, general, and administrative (“SG&A”) costs were flat compared to the same periods in 2012.

Restructuring

Program implemented in 2013

In 2013, the Company committed to a restructuring plan that includes exit activities at its Melbourne, Australia manufacturing location.  The Company is substantially complete with these activities at September 30, 2013. These exit activities impacted approximately 45 employees and were intended to reduce the Company’s fixed cost structure and better align its Asia Pacific manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three and nine months ended September 30, 2013 and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
September 30, 2013	$258	$85	$343

Nine Months Ended
September 30, 2013	$5,458	$343	$5,801

As of September 30, 2013
Total expected restructuring costs	$5,500	$350	$5,850

Employee termination benefits primarily include severance payments to employees impacted by exit activities as well as pension curtailment and settlement losses. Other restructuring costs include expenses to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

The total restructuring expense for these activities is expected to approximate $5.9 million, which is slightly below the $6.0 million to $8.0 million range provided in the Form 8-K filed by the Company in January announcing these exit activities.

Programs implemented prior to 2013

In 2011, the Company committed to restructuring plans that include exit activities at manufacturing sites in West Lebanon, New Hampshire and Pulau Indah, Selangor, Malaysia.  The Company is substantially complete with these activities at September 30, 2013.  These exit activities impacted approximately 188 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

The following provides a summary of restructuring costs incurred during the three and nine months ended September 30, 2013 and 2012, restructuring costs incurred to date and total expected restructuring costs:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Three Months Ended
September 30, 2013	$102	$132	$234
September 30, 2012	176	346	522

Nine Months Ended
September 30, 2013	$126	$178	$304
September 30, 2012	804	1,373	2,177

As of September 30, 2013
Cumulative restructuring costs	$4,295	$3,891	$8,186
Total expected restructuring costs	4,300	4,000	8,300

Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.

Interest, net

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Interest, net	$8,433	$8,490	(0.7)%	$25,299	$23,673	6.9%

Interest expense, net for the three months ended September 30, 2013 and 2012 was $8.4 million and $8.5 million, respectively.

Interest expense, net for the nine months ended September 30, 2013 and 2012 was $25.3 million and $23.7 million, respectively.  The increase in interest expense in the first nine months of 2013 results from a full 9 months of interest expense on the $100 million Additional Notes that were issued on March 6, 2012.

Income tax provision

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Income tax provision	$(1,502)	$1,428	(205.2)%	$1,585	$6,231	(74.6)%
% of income before tax	(17.0)%	21.1%		7.1%	27.4%

The Company estimates that its 2013 annual effective tax rate, excluding discrete items, will be 15.5%. This rate is lower than the federal statutory rate primarily due to the release of valuation allowances, partially offset by foreign earnings which are currently taxable as "deemed dividends" in the U.S. The deemed dividends are not fully offset by the related foreign tax credits due to limitations of their utilization.

The Company recognized an income tax benefit of $1.5 million in the third quarter of 2013 due primarily to foreign tax credits claimed on the tax return filed for the prior year and to adjust the effective tax rate for the year to 15.5% from 22.2% as expected at the end of the second quarter 2013. The expected annual effective tax rate declined during the third quarter due to the deferred tax effect of a tax basis adjustment related to the expected sale of property in Australia. As a result, the Company's effective tax rate for the first nine months of 2013 is 7.1%.

Net income

($'s in thousands)	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Net Sales	$119,388	$121,111	(1.4)%	$370,043	$380,239	(2.7)%
Net income	$10,331	$5,332	93.8%	$20,795	$16,530	25.8%
% of sales	8.7%	4.4%		5.6%	4.3%

For the third quarter of 2013, net income was $10.3 million compared to $5.3 million in the third quarter of 2012.  The higher net income for the third quarter of 2013 reflects $2.1 million of higher gross margin and a $1.5 million income tax benefit in the current year quarter compared to a $1.4 million income tax provision in the same period of the prior year.

For the first nine months of 2013, net income was $20.8 million compared to $16.5 million in the first nine months of 2012.  The higher net income for the first nine months of 2013 reflects a $5.4 million increase in gross margin, despite a $10.2 million decrease in net sales, as well as a $4.6 million reduction in the income tax provisions, partially offset by $3.9 million of higher restructuring costs.

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

($'s in thousands)	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by (used in):
Operating activities	$36,999	$28,280
Investing activities	(8,523)	(12,343)
Financing activities	(628)	(4,450)

Operating Activities

Net cash provided by operating activities for the first nine months of 2013 was $37.0 million compared to $28.3 million in same period in 2012. This increase in cash flow was largely driven by higher net income and lower uses of cash for variable compensation plans.

Investing Activities

Cash used in investing activities was $8.5 million and $12.3 million for the nine months ended September 30, 2013 and 2012, respectively. Capital spending for the first nine months of 2013 was primarily for manufacturing equipment purchases. Manufacturing equipment purchases and the acquisition of Robotronic Oy in the third quarter of 2012 comprised the majority of the cash used for investing activities in the prior year.

Financing Activities

During the nine months ended September 30, 2013, the Company paid $1.1 million related to other long-term debt obligations. In the same period in 2012, the Company issued an additional $100.0 million of Senior Secured Notes due 2017 and paid $5.2 million of consent fees to bondholders as well as $4.4 million of financing fees in conjunction with the Notes offering.  The Company used the proceeds to pay a cash dividend of $93.5 million to its parent company to allow it to redeem a portion of its outstanding Series A preferred stock.

At September 30, 2013, the Company had $1.1 million of outstanding letters of credit providing a net availability of $51.2 million under the Working Capital Facility.

At September 30, 2013, the Company was in compliance with its financial covenants. We believe the Company has sufficient funding and Working Capital Facility availability to satisfy its operating needs, to fulfill its current debt repayment obligations, and to fund capital expenditure commitments. Failure to comply with our financial covenants in future periods would result in defaults under our debt agreements unless covenants are amended or waived. We believe the most restrictive financial covenant under our debt agreements is the “fixed charge coverage” covenant under our Working Capital Facility. A default of the financial covenants under the Working Capital Facility would constitute a default under the Senior Secured Notes due 2017.  An event of default under our debt agreements, if not waived, could result in the acceleration of these debt obligations.

Subsequent Events

On October 31, 2013, the Company announced it had acquired Gas-Arc Group Ltd, a privately held manufacturer of gas control equipment based in the United Kingdom, for approximately $40 million in cash, subject to post-closing adjustments. The Company funded the acquisition using cash on hand. The Company has not completed the allocation of the purchase price to the assets acquired and liabilities assumed.

On October 30, 2013, the Company entered into an amendment (the “Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of December 3, 2010 (the “Credit Agreement”) with General Electric Capital Corporation. Pursuant to the terms of the Amendment, (i) the Gas-Arc acquisition was specifically designated as a “Permitted Acquisition” (as defined in the Credit Agreement), (ii) the Company modified certain covenants applicable to it, including those relating to investments and prepayments or redemptions of other indebtedness, to provide for greater flexibility going forward and (iii) the maturity date with respect to the Credit Agreement was extended by one year. The Company remains in compliance with all debt covenants.

On November 12, 2013, the Company provided notice to the holders of the Senior Secured Notes that the Company will redeem, subject to the terms and conditions in its notice, $33 million, or 9.17%, of outstanding aggregate principal amount of Senior Secured Notes on December 12, 2013 (the "Redemption Date"). On the Redemption Date, the Senior Secured Notes selected for redemption will become due and payable at a price equal to 103% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company intends to finance the aggregate redemption price through borrowings under its Working Capital Facility and available cash.

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

Approximately 72% of net sales for the three and nine months ended September 30, 2013 were denominated in U.S. dollars.  The remaining sales are denominated in foreign currencies consisting primarily of Australian dollars and Euros.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Italy, China and Malaysia for sales into those regions.  Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the foreign markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.

We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates. At September 30, 2013, $1.1 million of letters of credit were outstanding under the Working Capital Facility.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

The information contained in Note 9 – “Contingencies” to the Company’s condensed consolidated financial statements is incorporated by reference herein.

Item 6.  Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Share Purchase Agreement, dated as of October 31, 2013, relating to the Sale and Purchase of the entire issued share capital of Gas Arc Group Ltd.	8-K	001-13023	2.1	11/6/2013
4.1	Fourth Supplemental Indenture, dated as of October 30, 2013, among Visotek, Inc., Victor Technologies Group, Inc. and U.S. Bank National Association, as trustee					X
*10.1	Victor Technologies Holdings, Inc. Amended and Restated 2010 Equity Incentive Plan					X
10.2	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of October 30, 2013, by and among Victor Technologies Group, Inc., Victor Technologies International, Inc., Victor Equipment Company, Victor Technologies Foreign Investments Corp., Thermal Dynamics Corporation and Stoody Company, as the borrowers, and the other persons signatory thereto as Credit Parties, and General Electric Capital Corporation, as agent and lender, and the other lenders party thereto	8-K	001-13023	10.1	11/6/2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
**101.INS	XBRL Instance Document					X
**101.SCH	XBRL Taxonomy Extension Schema Document					X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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
Date: November 13, 2013