Form 10-K
period 2013-12-31
Victor Technologies Group, Inc.
filed 2014-03-31
CIK 850660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, outstanding at March 27, 2014.

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

r)	liabilities arising from litigation, including product liability risks; and

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

PART I

Item 1. Business
Introduction
Victor Technologies Group, Inc. (together with its subsidiaries, "Victor Technologies" or the "Company") provides superior branded solutions for cutting, gas control and specialty welding, continuing a heritage of designing innovative products that evolve as a result of carefully listening to end users and anticipating their needs. This singular focus, built upon creating new and better solutions, is reflected in the vision statement, “Innovation to Shape the WorldTM.” Our products are used in a wide variety of applications and industries where steel is cut and welded, including steel fabrication, manufacturing of transportation and mining equipment, construction projects, such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and shipbuilding.  We market our products under a widely recognized portfolio of brands, many of which are the leading brand in their segment, including Victor®, Victor® Thermal Dynamics®, Victor® Arcair®, Victor® Turbo Torch®, Tweco®, Thermal Arc®, Stoody®, Firepower® and Cigweld®. We sell our products primarily through over 3,300 industrial distributor accounts, including large industrial gas manufacturers, in over 50 countries.
On October 31, 2013, the Company acquired all of the outstanding capital stock of Gas Arc Group Ltd. ("Gas-Arc"), a privately held manufacturer of gas control equipment based in the United Kingdom. Gas-Arc's portfolio includes branded gas control products that meet specialty gas application requirements as well as cutting and welding equipment for the industrial, laboratory and medical gas control markets.
On February 12, 2014, Victor Technologies Holdings, Inc., the parent company of Victor Technologies Group, Inc., entered into a definitive agreement to sell the Company to Colfax Corporation (“Colfax”), a global manufacturer of gas- and fluid-handling and fabrication technology products. The all cash transaction values Victor Technologies at approximately $947 million, including the assumption of debt, and is subject to customary closing conditions.
As used in this Annual Report on Form 10-K, the terms “Victor Technologies Group, Inc.,” “Victor Technologies,” “the Company,” “we,” “our,” or “us,” mean Victor Technologies Group, Inc. and its subsidiaries.
Our Industry
We believe that steel production is the leading indicator for market demand in the cutting and welding products industry. We estimate that the global cutting and welding industry is an approximately $15.9 billion market consisting of three main product categories and several subcategories: (1) cutting products consisting of gas cutting equipment, gas control regulators, plasma cutting systems, and carbon arc gouging products; (2) welding products consisting of welding equipment and arc accessories; and (3) filler metals and hardfacing alloys. We primarily target the gas equipment, plasma cutting systems and arc accessories product segments, which we believe account for approximately 6%, 6% and 7% of the global cutting and welding market, respectively. We also participate as a specialty player in certain geographic areas in filler metals and hardfacing alloys, which we estimate constitutes approximately 57% of the market, and welding equipment, which comprises approximately 24% of the market. We believe that approximately 42% of the global market is located in the Asia-Pacific region, approximately 31% is located in the Americas and the remaining approximately 27% represents sales in Europe, the United Kingdom, the Middle East, Russia and Africa.
Our Company
Our portfolio includes some of the most globally recognized and well-established brands in the cutting and welding industry. Many of our brands have a long history dating back several decades. Victor is a leading brand of gas cutting and welding torches and gas control equipment and celebrated its 100th anniversary in 2013. Tweco brand arc accessories are well-known for technical innovation, reliability and excellent product performance over their 70-year history. As one of the original two plasma brands, Victor Thermal Dynamics has been synonymous with plasma cutting since systems of this type were first developed in 1957. Cigweld, which was established in 1922, is the leading brand of cutting and welding equipment in Australia. Stoody, the leading brand of hardfacing wires and electrodes in the United States, was established in 1921. We believe our well established brand names and reputation for product quality have fostered strong brand loyalty among our customers, which generates repeat business and improves our ability to win new business as well as expand market share.
In November 2012, we announced the realignment of our brand portfolio unifying all our cutting and gas control products under the Victor brand. In September 2013, we continued our brand consolidation initiative unifying all our specialty welding products and arc accessories under the Tweco brand. As a result of these changes we now have the most innovative array of advanced gas control, cutting and welding solutions in the market.
During 2013, we generated approximately 83% of our net sales from products either consumed in the everyday cutting and welding process or from torches and related accessories, which are frequently replaced due to the high level of wear and tear experienced during use. These items generally have low prices and are not considered capital expenditures by our customers, providing us with a consistent recurring sales base. We also benefit from a well-balanced mix of sales by end-market and geography. In 2013, approximately 57% of our net sales came from the United States and approximately 43% came from international markets, including approximately 23% from the Asia Pacific region, primarily Australia and China.
The acquisition of Gas-Arc, a leader in the design and manufacturing of specialty gas and industrial gas control products based in the United Kingdom, enables us to expand our presence in Europe and leverage strengths in the high purity and medical gas control markets globally.
Our Products
We offer products in each of the main categories and subcategories of the cutting and welding industry. Our diverse product base ensures that we are not dependent on any one category or subcategory.
Cutting & Gas Control Products
Gas Cutting & Gas Control Equipment (Approximately 35% of 2013 net sales). The advantage of gas equipment over other types of cutting equipment is that it does not require an external electrical power supply to operate, thereby providing the user with a versatile and portable source for cutting and heating in both workshop and outdoor locations. Our gas cutting equipment products include cutting torches, tips and nozzles. Gas control products regulate and control the flow of gases to the cutting torch and are also used in stand-alone applications beyond cutting, and include products such as regulators, manifolds, flow meters and flashback arrestors. All of the above are sold under the Victor, Cigweld and Victor Turbo Torch brand names. We believe Victor is the most recognized brand name in the gas equipment market and is viewed as an innovation and quality leader. Strong recognition of the Victor brand drives customer loyalty and repeat product purchases. The typical price range of these products is approximately $40 to $400. The design of gas equipment varies among manufacturers leading to a strong preference for “product styles.” Gas equipment products are used frequently in harsh environments, which necessitate a high rate of replacement as well as a high quality product.
Plasma Cutting Systems (Approximately 18% of 2013 net sales). Plasma cutting is a process whereby electricity from a power source and gas delivered through a plasma torch are used to cut steel and other metals. Plasma cutting is used in the fabrication, construction and repair of both steel and nonferrous metal products, including automobiles and related assemblies, manufactured appliances, ships, railcars and heating, ventilation and air-conditioning products, as well as for general maintenance. Advantages of the plasma cutting process over other methods include faster cutting speeds, cleaner cuts and the ability to cut ferrous and nonferrous alloys with minimum heat distortion to the metal being cut. Our high technology products associated with automated cutting have gained market share, and we expect these share gains to continue as we continue to introduce innovative new products.
Our plasma cutting products include power supplies, torches and related consumable parts that are sold under the Victor Thermal Dynamics brand name. On average, manual and automated plasma torches sell for approximately $350 and $1,000, respectively, while manual and automated power supplies sell for approximately $1,800 and $25,000, respectively. Both our manual and automated plasma systems utilize patented consumable parts, which provide a significant source of ongoing revenue.
Carbon Arc Gouging Products (Approximately 6% of 2013 net sales). The gouging process physically removes metal utilizing the intense heat of an electric arc between an electrode and the work piece and using compressed air to blow away the molten material. It is used for cutting metals and more typically to prepare an area for welding. The product category is sold under the Victor Arcair brand and consists of manual gouging torches, automated gouging systems and consumable parts named “carbons” which are rapidly consumed during the process. On average, the typical price range of torches and consumable products is approximately $25 to $1,800, while automated gouging systems sell in a range of price from $4,500 to $16,000.
Welding Products
Specialty Welding Equipment (Approximately 9% of 2013 net sales). The traditional arc welding process uses a welding power supply to deliver an electric arc through a welding torch, gun or electrode holder that melts filler metals to the parent material to form a weld. We offer a wide range of welding equipment, including electric power sources, wire feeders, engine drives and plasma welding equipment. These products are sold under the Tweco, Thermal Arc and Cigweld brand names and use Tweco accessories and Victor regulators. Our inverter and transformer-based electric arc power supplies typically range in price from approximately $100 to $5,000. Our plasma welding and engine-driven power supplies typically range in price from approximately $5,000 to $10,000 and from approximately $1,200 to $10,000, respectively.
Arc Accessories (Approximately 14% of 2013 net sales). Our arc accessories include manual and robotic semiautomatic welding guns and related consumables, ground clamps, electrode holders, cable connectors and assemblies that are sold under the Tweco brand name. Our arc welding guns typically range in price from approximately $90 to $400. Arc welding is the most common method of welding and is used for a wide variety of manufacturing and construction applications, including the production of ships, railcars, farm and mining equipment and offshore oil and gas rigs. Customers tend to select arc accessories based on a preference for a certain look and feel that develops as a result of repeated usage over an extended period of time. This preference drives brand loyalty which, in turn, drives recurring sales of arc accessory products.

Filler Metals and Hardfacing Alloys
Filler Metals and Hardfacing Alloys (Approximately 18% of 2013 net sales). Filler metals are used to join metals during electric arc welding or brazing processes. Hardfacing alloys are welding consumables applied to impart wear and corrosion resistance by applying a protective coating either during the manufacturing or construction process or as maintenance to extend the life of an existing metal surface, such as a bulldozer blade. Our filler metals and hardfacing alloys include structural wires, hardfacing wires and electrodes that are sold under the Cigweld and Stoody brand names. Our filler metals and hardfacing alloys typically range in price from approximately $0.90 to $30.00 per pound. There are three basic types of filler metals and hardfacing alloys: stick electrodes, solid wire and flux cored wire. We believe that the filler metal and hardfacing alloys market is mature and that products sold in this product segment generally generate lower profit margins than products sold in the gas equipment, arc accessories and plasma equipment markets.
Customers
We sell most of our products through a network of national and multinational industrial gas distributors including Airgas, Inc. and Praxair, Inc., as well as a large number of other independent cutting and welding distributors, wholesalers and dealers. For the year ended December 31, 2013, our sales to customers in the United States represented 57% of our sales. Our largest distributor, Airgas, Inc., accounted for approximately 11%, 10% and 12% of our net sales in 2013, 2012 and 2011, respectively. Furthermore, our top five distributors represented 27%, 27% and 29% of our net sales in 2013, 2012 and 2011, respectively.
International Business
We had international sales, which included exports from the U.S. and sales by our non-U.S. operations, of $210.1 million, $222.3 million and $217.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, which represented approximately 43% of our net sales in 2013 and approximately 45% of our net sales in 2012 and 2011. Our international sales are affected by fluctuations in foreign currency exchange rates as well as economic conditions and other risks associated with international trade. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk.” Approximately 15% of our international sales for the year ended December 31, 2013 were sales of products manufactured at our U.S. facilities and exported to international customers in transactions primarily denominated in U.S. dollars. Our remaining international sales consisted of products manufactured at our international manufacturing facilities and sold by our international subsidiaries.
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
Sales and brand management is organized into three regions: Americas, Asia Pacific and Europe/Rest of World (“RoW”). The Americas is comprised of the United States, Canada, Mexico and Latin and South America; Asia Pacific includes South Pacific (primarily Australia and New Zealand) and South and North Asia. Europe/RoW is comprised of the United Kingdom, Europe, the Middle East, Russia and Africa. In 2013, the Americas comprised approximately 69% of our net sales; Asia Pacific comprised approximately 23%; and Europe/RoW comprised approximately 8%. All product lines are sold throughout these regions although there is some variance in the mix among the regions.
The sales and brand management organizations consist of sales, brand management, marketing services and customer care personnel in each region. Members of the sales and brand management teams manage our relationships with our customers and channel partners who include distributors, wholesalers and retail customers. They provide feedback from the customers on product and service needs of the end-user customers, take our product lines to market, and provide technical and after sales service support. A national accounts team manages our largest accounts globally.
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

Research, Development and Technical Support
We have development and sustaining engineering groups for each of our product lines. The development engineering group primarily performs process and product development work to develop new products to meet our customer needs. The sustaining engineering group provides technical support to the operations and sales groups for established products. As of December 31, 2013, we employed approximately 95 people in our development and sustaining engineering groups, including engineers, designers, technicians and graphic service support. Our engineering costs consist primarily of salaries and benefits for engineering personnel and materials. Expenditures related to research for new product development for the years ended 2013, 2012 and 2011 were $4.5 million, $4.6 million and $4.2 million, respectively.
Patents, Licenses and Trademarks
Our products are sold under a variety of trademarks and trade names. We own trademark registrations or have filed trademark applications for all of our trade names that we believe are material to the operation of our businesses. As of December 31, 2013, we had 263 issued patents and 199 pending patents and from time to time we acquire licenses from owners of patents to apply such patents to our operations. We do not believe any single patent or license is material to the operation of our businesses taken as a whole.
Competition
We believe we have three types of competitors: (1) three full-line welding equipment and filler metal manufacturers (Lincoln Electric Company; ESAB, a subsidiary of Colfax and several divisions of Illinois Tool Works, Inc., including the ITW Miller and ITW Hobart Brothers divisions); (2) many single-line, brand-specific competitors; and (3) a number of low-priced, small, specialty competitors. Our large competitors offer a wide portfolio of product lines with an emphasis on filler metals and welding power supplies and lines of specialty products. Their position as full-line suppliers and their ability to offer complete product solutions, filler metal volume, sales force relationships and fast delivery are their primary competitive strengths. Our single-line, brand-specific competitors emphasize product expertise, a specialized focused sales force, quick customer response time and flexibility to special needs as their primary competitive strengths. The low-priced manufacturers primarily use low overhead, low market prices and direct selling to capture a portion of price-sensitive customers’ discretionary purchases. International competitors have been less effective in penetrating the U.S. domestic markets due to product specifications, lack of brand recognition and their relative inability to access the welding distribution market channel.
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
Employees
As of December 31, 2013, we employed 1,941 people, 511 of whom were engaged in sales, marketing and administrative activities and 1,430 of whom were engaged in manufacturing or other operating activities. None of our U.S. workforce is represented by labor unions, while most of the manufacturing employees in our international operations are represented by labor unions. We believe that our employee relations are satisfactory. We have not experienced any significant work stoppages.
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
The success of our business is directly affected by general economic conditions and other factors beyond our control. The end users of our products are engaged in commercial construction, oil and gas industry related construction and maintenance, general manufacturing and steel shipbuilding. The demand for our products, and therefore the results of our operations, are related to the level of production in these end-user industries. Specifically, our sales volumes are closely tied to the levels of steel related construction and fabrication activities. Steel production and shipments declined precipitously in late 2008 and into early 2009. In the fourth quarter of 2008, global economic conditions, particularly in the United States, began to deteriorate and severely deteriorated throughout much of 2009. In the United States, steel production declined 36.3% during 2009 from 2008 levels according to the World Steel Association, and global steel production excluding China declined 20.5%. Our net sales were adversely impacted by such conditions. Our business has been and continues to be adversely impacted by such conditions. According to the World Steel Association, world steel production grew 4.8% in 2013 as compared to 2012, 1.4% in 2012 compared to 2011, and 6.8% in 2011 compared to 2010, and demand for our products has varied during these periods. The duration and extent of any reduced demand, along with further potential declines in demand for our products, is uncertain. We believe the volatility in these global economic factors could have further adverse impacts on our operating results and financial condition.
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
Approximately 43% of our consolidated net sales for 2013 were derived from outside of the United States. We have international operations located in Australia, Canada, China, England, Italy, Malaysia and Mexico. International sales and operations are subject to a number of special risks, including:

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
We sell our products to distributors located in over 50 countries. During the years ended December 31, 2013, 2012 and 2011, approximately 43%, 45% and 45%, respectively, of our consolidated net sales were derived from markets outside the United States. Strengthening of the U.S. dollar exchange rate against other currencies increases the cost of our products to international purchasers and may adversely affect our sales.
For our operations conducted in foreign countries, transactions are typically denominated in various foreign currencies. The costs of our operations in these international locations are also denominated in those local currencies. Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our reported financial results. In addition, some sale transactions pose foreign currency exchange settlement risks. For 2013 and 2012, the Australian dollar represented approximately 16% and 19%, respectively, of our total net sales and approximately 37% and 43%, respectively, of our international net sales. Our Australian operations typically maintain 60 to 90 day forward purchase commitments for U.S. dollars to reduce the risk of an adverse currency exchange movement in connection with U.S. denominated materials purchases.
We also face risks arising from the imposition of currency exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our international subsidiaries or operations located or doing business in a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our financial condition.

Our ability to use net operating loss carryforwards could be limited in the future.
As of December 31, 2013, we had U.S. net operating loss carryforwards of approximately $95.5 million from the years 2003 through 2010 available to offset future federal taxable income. Similarly, we had net operating loss carryforwards to offset state taxable income in varying amounts. Our federal net operating loss carryforwards will expire between the years 2022 and 2030. As a result of changes in our stock ownership in 2010, we estimate that the use of our federal net operating loss carryforwards will be limited to $17.0 million per year with unused limitation amounts available for use in subsequent years. In addition, this limitation is increased by any gains realized that were inherent on assets owned when we were acquired by Irving Place Capital in December 2010, See Note 1 to the audited financial statements. However, future change of control transactions or other transactions could further limit our use of net operating loss carryforwards. There is also no assurance that the Internal Revenue Service (“IRS”) or other taxing authorities will not challenge our determination of net operating loss carryforwards and limit them. Limitations on our ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of our net operating loss carryforwards by requiring us to pay federal and state income taxes earlier than we otherwise would be required, and causing part of our net operating loss carryforwards to expire without our having fully utilized them. An ownership change could also limit our use of other credits, such as foreign tax credits, in future years. These various limitations resulting from an ownership change could have a material adverse effect on our cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by an ownership change, which will depend on various factors.
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
We depend on more than 3,300 independent distributors to sell our products and provide service and after-market support to our ultimate customers. Distributors play a significant role in determining which of our products are stocked at their branch locations and the prices at which they are sold, which impacts how accessible our products are to end users of our products. Almost all of the distributors with whom we do business offer competing products and services to end users. There is a trend toward consolidation of these distributors, which has been escalating in recent years. Our largest distributor — Airgas, Inc. — accounted for 11%, 10% and 12% of our net sales in 2013, 2012 and 2011, respectively. Recent economic events or future similar events could undermine the economic viability of some of our distributors. These events could also cause our competitors to introduce new economic inducements and pricing arrangements that may cause our distributors to increase purchases from our competitors and reduce purchases from us. The continued consolidation of these distributors, the loss of certain key distributors or an increase in the distributors’ purchase of our competitors’ products for sale to end users could adversely affect our results of operations.
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
We own a number of patents, trademarks and licenses related to our products and rights under patents owned by others. While no single patent, trademark or license is material to the operation of our business as a whole, our ability to enforce our intellectual property rights in the United States and in other countries is critical to our competitive position and our ability to continue to bring new and enhanced products to the marketplace. We rely upon patent, trademark and trade secret laws in the United States and similar laws in other countries, as well as agreements with our employees, customers, suppliers and other third parties, to establish and maintain our intellectual property rights. Third parties may challenge, infringe upon or otherwise circumvent our intellectual property rights, which could adversely impact our competitive position. Further, the enforceability of our intellectual property rights in various foreign countries is uncertain. Accordingly, in certain countries, we may be unable to protect our intellectual property rights against unauthorized third-party copying or use, which could harm our competitive position and could adversely affect our results of operations.
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
Changes in benchmark interest rates (e.g., the London Interbank Offered Rate (“LIBOR”)) will impact the interest cost component associated with our variable interest rate debt. Our variable rate debt includes any borrowings under our asset-backed credit facility with General Electric Capital Corporation (the "Working Capital Facility"). Changes in interest rates would affect our cost of future borrowings and potentially increase our interest expense. Significant increases in interest rates would adversely affect our financial condition and results of operations if we have balances outstanding on our Working Capital Facility during the year.
We are subject to risks caused by disruptions in the credit markets.
The Working Capital Facility is provided under an agreement with General Electric Capital Corporation, which will expire in 2016. Our operations may be funded through daily borrowings and repayments from and to our lender under the Working Capital Facility. Our ability to access this facility will be affected by the amount and value of our assets which are used to determine the borrowing base under the facility. The temporary or permanent loss of the use of the Working Capital Facility or the inability to replace this facility when it expires could have a material adverse effect on our business and results of  operations.
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
Currently, in our U.S. operations (where none of our employees are represented by a labor union) and in our international operations (where the majority of our employees is represented by labor unions), we believe we have maintained a positive working environment. Although we focus on maintaining a productive relationship with our employees, we cannot ensure that unions, particularly in the United States, will not attempt to organize our employees or that we will not be subject to work stoppages, strikes or other types of conflicts with our employees or organized labor in the future. Any such event could have a material adverse effect on our ability to operate our business and serve our customers and could materially impair our relationships with key customers and suppliers, which could damage our business, results of operations and financial condition.
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
Our operations are subject to federal, state, local and international laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the generation, handling, storage, use, management, transportation and disposal of, or exposure to, hazardous materials resulting from the manufacturing process and employee health and safety. Permits are required for our operations and these permits are subject to renewal, modification and, in certain circumstances, revocation. As an owner and operator of real property and a generator of hazardous waste, we may also be subject to liability for the remediation of contaminated sites. Environmental, health and safety laws and regulations, and the interpretation and enforcement thereof are subject to change and have tended to become stricter over time. While we are not currently aware of any outstanding material claims or obligations, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits required at our facilities, which, as a result, could have a material adverse effect on our business, financial condition and operating results.
Contaminants have been detected at some of our present and former sites, and we have been named as a potentially responsible party at certain Superfund sites to which we may have sent hazardous waste materials. See Item 3, Legal Proceedings. While we are not currently aware of any contaminated or Superfund sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, the ultimate costs under environmental laws and the timing of these costs are difficult to predict. Liability under some environmental laws relating to contaminated sites, including the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, can be imposed retroactively and without regard to fault. Further, one responsible party could be held liable for all costs at a site. Thus, we may incur material liabilities related to the investigation and remediation of contaminated sites under existing environmental laws and regulations or environmental laws and regulations that may be adopted in the future, which, as a result, could have a material adverse effect on our business, financial condition and operating results.
Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. In addition, our efforts to avoid or mitigate the impact of cyber-based attacks and security breaches may not be successful in avoiding a material breach, which could result in unauthorized disclosure of confidential information or damage to our information technology networks and systems. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate manufacturing facilities in the United States, Mexico, China, Malaysia, the United Kingdom and Italy, and our principal distribution facilities are located in the United States, the United Kingdom, Australia and Canada. We consider our plants and equipment to be modern and well maintained and believe our plants have sufficient capacity to meet future anticipated expansion needs.
We lease a 19,500 square-foot facility located in St. Louis, Missouri, that houses our executive offices, as well as some of our centralized services.
The following table describes the location and general character of our principal properties as of December 31, 2013:

Location of Facility*	Building Space (sq. ft)	Number of Buildings
Hermosillo, Sonora, Mexico	242,800	1 building (office, manufacturing)
Denton, Texas	235,420	4 buildings (office, manufacturing, storage, sales training)
Ningbo, China (1)	202,243	2 buildings (office, manufacturing, warehouse)
Bowling Green, Kentucky	188,108	1 building (office, manufacturing, warehouse)
Roanoke, Texas	176,029	1 building (manufacturing, warehouse)
Melbourne, Australia (2)	88,461	1 buildings (office, warehouse, assembly)
Rawang, Malaysia	59,320	1 building (office, manufacturing, warehouse)
West Lebanon, New Hampshire (3)	51,520	2 buildings (office, manufacturing)
Oakville, Ontario, Canada	43,680	1 building (office, warehouse)
Milan, Italy	32,000	3 buildings (office, manufacturing, warehouse)
Diss, United Kingdom	21,093	2 buildings (office, manufacturing, warehouse)

* All of the above facilities are leased, except for the Diss, United Kingdom properties which are owned. We also have additional assembly and warehouse facilities located in Australia, Indonesia and the United Kingdom, .

(1)	In October 2012, we moved our operations from our former facility in Ningbo, which covered 114,716 square feet.

(2)
In 2013, we sold our owned manufacturing facility in Melbourne and ceased manufacturing operations. Certain assembly activities, as well as the corporate offices of our Cigweld subsidiary remain at the leased facility in Melbourne. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

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

Item 3. Legal Proceedings
Our operations are subject to federal, state, local and international laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the generation, handling, storage, use, management, transportation and disposal of, or exposure to, hazardous materials and employee health and safety.
As an owner or operator of real property, we may be required to incur costs relating to the investigation and remediation of contamination at properties, including properties at which we dispose waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. We are aware of environmental conditions at a property that we previously owned, which is undergoing remediation. Based on continuing due diligence and monitoring of this property, we do not believe the cost of such remediation would be reasonably likely to have a material adverse effect on our business, financial conditions or results of operations.
Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, provide for liability without regard to fault for investigation and remediation of spills or other releases of hazardous materials. Under such laws, liability for the entire cleanup can be imposed upon any of a number of responsible parties. Such laws may apply to conditions at properties presently or formerly owned or operated by us or our subsidiaries or by their predecessors or previously owned or operated by unaffiliated business entities. We have in the past and may in the future be named a potentially responsible party at off-site disposal sites to which we have sent waste. In January 2014, the U.S. Environmental Protection Agency (the "EPA") issued Special Notice Letters to over 400 entities, including the Company, alleging that they, along with over 100 potentially responsible parties ("PRPs") who received General Notice Letters in November 2011, are PRPs at the Chemetco Superfund site in Hartford, Illinois. As a PRP, we may be responsible to pay a portion of the costs of developing a Remedial Investigation and Feasibility Study ("RI/FS") for this site and the ultimate cleanup of hazardous materials located at this site. Based on currently known facts and circumstances relating to this site, including the amount of materials contributed by the Company, the number of other PRPs who will likely share in any RI/FS and cleanup costs and their respective contributions, and the ongoing investigation into other potential PRPs who contributed materials to this site, the Company does not have sufficient facts on which it may estimate its liability related to this site. The Company believes this matter will not have a material adverse effect on its results of operations, financial position or cash flows. It is possible that additional information may be determined and other future developments may arise that expand the scope and cost of remediation at this site and that, as a result, the Company could incur obligations that may be material.

All other legal proceedings and actions involving us are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings are not, individually or in the aggregate, reasonably likely to have a material adverse effect on our business or financial condition or on the results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock. As of December 31, 2013, we had 1,000 shares of common stock outstanding, all of which were held by Holdings, our parent company. Except as discussed below, during 2013 and 2012, we did not declare or pay a dividend on our common stock.  On March 6, 2012, we declared a cash dividend in the amount of $93,507,863, or $93,507.863 per share of common stock, and we paid such dividend to Holdings on March 12, 2012.  See "Selected Financial Data - Acquisition Leading to Fresh Start Accounting" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” included in Item 6 and Item 7 of this Report, respectively.
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
Item 6. Selected Financial Data
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
Holdings’ sole asset is its 100% ownership of the stock of Victor Technologies.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 84.1% of the outstanding common stock on a fully diluted basis of Holdings, and certain members of Victor Technologies' management hold the remaining equity capital.
Acquisition and Fair Value Adjustments
The Acquisition resulted in a 100% change in ownership of Victor Technologies and is accounted for in accordance with United States accounting guidance for business combinations.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of December 3, 2010.  The provisional amounts recognized for assets acquired and liabilities assumed as of December 3, 2010 was determined by management with the assistance of an externally prepared valuation study of inventories, property, plant and equipment, intangible assets, goodwill, and capital and operating leases.  The Company finalized purchase accounting in 2011 and, given the impact to the Balance Sheet, has retrospectively adjusted the 2010 amounts.  The adjustments arising out of the finalization of the amounts recognized for assets acquired and liabilities assumed do not impact cash flows.  However, such adjustments resulted in decreases to amortization of intangibles totaling $0.5 million in 2011.

The selected financial data for the years ended December 31, 2013, 2012 and 2011, the period from December 3, 2010 through December 31, 2010, the period from January 1, 2010 through December 2, 2010, and the year ended December 31, 2009, respectively, set forth below has been derived from our audited consolidated financial statements for such years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, in each case included elsewhere herein.

	Successor				Predecessor
				December 3, 2010	January 1, 2010	Fiscal Year
($ in millions)	Fiscal Year Ended December 31,			through December 31,	through December 2,	Ended December 31,
	2013	2012	2011	2010	2010	2009
Consolidated Statement of Operations Data:
Net Sales	$486.8	$496.1	$487.4	$28.7	$387.2	$347.7
Operating income (loss)	64.0	64.2	40.8	(12.8)	37.6	19.7
Income (loss) from continuing operations	22.3	21.6	6.7	(14.7)	6.1	1.1
Income loss from discontinued operations, net of tax	—	—	—	—	—	3.1
Net income (loss)	$22.3	$21.6	$6.7	$(14.7)	$6.1	$4.2
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities (1)	$46.8	$33.1	$7.1	$(7.7)	$45.1	$21.5
Net cash provided by (used in) investing activities	(34.5)	(16.7)	(15.7)	(2.0)	(6.8)	(8.1)
Net cash provided by (used in) financing activities (1)	(12.8)	(5.2)	7.3	10.9	(32.8)	(12.2)
Depreciation and amortization	21.7	20.6	22.5	2.0	12.4	13.0
Capital expenditures	(9.1)	(12.6)	(14.8)	(1.8)	(6.5)	(7.7)

	Successor				Predecessor
($ in millions)	As of December 31,				As of December 31,
	2013	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30.6	$32.4	$20.9	$22.4	$14.9	$11.9
Trusteed assets	—	—	—	183.7	—	—
Accounts receivable, less allowance for doubtful accounts	68.9	65.0	68.6	62.9	56.6	72.0
Inventory	97.0	100.6	96.0	85.4	74.4	102.5
Total assets	636.2	628.7	610.7	788.0	454.9	494.4
Total debt (2)	348.0	359.1	265.3	442.9	217.0	234.0
Total shareholders' equity	118.9	97.4	167.6	164.8	127.8	118.3

(1)
Prior to 2011, stock compensation expense (gain) had been classified as a financing activity in the statement of cash flows and have been reclassified to operating activities in the amounts of $25 for the period from December 3, 2010 through December 31, 2010, $682 for the period from January 1, 2010 through December 2, 2010, and $(579) for the fiscal year ended December 31, 2009.

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
For the year ended December 31, 2013, approximately 57% of our sales were made to customers in the U.S.  Approximately 15% of our international sales are U.S. export sales and are denominated in U.S. dollars.  The U.S. dollar exchange rate remained relatively stable in 2013 as compared to the major currencies in which we conduct business. A weakening of the U.S. dollar increases our international sales and certain of our international manufacturing costs as translated into U.S. dollars and also may serve to increase our export sales.  Similarly, the strengthening of the U.S. dollar against other currencies is expected to have the opposite effects on our international sales and certain of our manufacturing costs.

Recent Developments
On February 12, 2014, Victor Technologies entered into a definitive agreement to sell the Company to Colfax, a global manufacturer of gas- and fluid-handling and fabrication technology products. The all cash transaction values Victor Technologies at approximately $947 million, including the assumption of debt, and is subject to customary closing conditions.

Results of Operations
2013 Compared to 2012
The following is a discussion of the results of operations for the years ended December 31, 2013 and 2012, respectively (amounts included in tables are based in thousands).
Net sales

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Net sales summary:
Americas	$334,027	$328,041	1.8%
Asia-Pacific	113,393	131,807	(14.0)%
Europe/ROW	39,376	36,282	8.5%
Consolidated	$486,796	$496,130	(1.9)%
Net sales for the year ended December 31, 2013 decreased $9.3 million as compared to the prior year, with approximately $9.8 million related to decreased volumes and a $6.1 million decrease attributable to foreign currency translation, partially offset by a $6.6 million increase in net sales associated with price increases.
Gross margin

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Gross margin	$185,107	$179,896	2.9%
% of sales	38.0%	36.3%
For the year ended December 31, 2013, gross margin increased 2.9% or, as a percentage of net sales, 1.6 percentage points as compared to prior year.  In 2013, the Company recorded a $1.4 million credit to cost of sales related to the last-in first-out (“LIFO”) inventory method. Additionally in 2013, related to the Gas-Arc acquisition, the Company expensed $0.6 million related to the roll-out of a portion of the fair value adjustments of inventories recorded under the first-in-first-out inventory method. Also in 2013, the Company recorded a $0.2 million inventory charge for stranded inventory due to restructuring and recorded $0.1 million in severance expense. In 2012, the Company recorded a $3.3 million credit to cost of sales for LIFO partially offset by $1.7 million in severance expense. Excluding these items, adjusted gross margin as a percentage of net sales was 37.9% in 2013 as compared to 35.9% in 2012. The remaining increase is due to the beneficial impact of manufacturing efficiencies arising from our Victor

Continuous Improvement ("VCI") program to lower costs and improve efficiency, as well as the impact of higher sales price increases.
Selling, general and administrative expenses

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Selling, general and administrative expenses	$108,048	$106,790	1.2%
% of sales	22.2%	21.5%
For the year ended December 31, 2013, selling, general and administrative costs increased $1.3 million over the prior year.  This increase is primarily a result of increased pension plan expense and incentive compensation expense.
Interest, net

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Interest, net	$33,621	$32,136	4.6%

Interest expense for the years ended December 31, 2013 and 2012 were $33.6 million and $32.1 million, respectively.  The increase in interest expense reflects the effect of $15.5 million of incremental average debt in 2013 of $359.1 million as compared to 2012 of $343.6 million. The increase in incremental average debt for the year 2013 was the result of borrowings under the Working Capital Facility of $22.3 million in December 2013 and the addition of $100.0 million of Senior Secured Notes issued in March 2012, which was partially offset by paying down $33.0 million of the Notes in December 2013.
Income tax provision

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Income tax provision	$2,916	$8,086	(63.9)%
% of income before tax	11.6%	27.2%

An income tax provision of $2.9 million was recorded on pretax income of $25.2 million for 2013 versus an income tax provision of $8.1 million on pretax income of $29.7 million for 2012.  The tax provisions for 2013 and 2012 included deferred U.S. income tax expenses recorded on certain foreign earnings in addition to the foreign taxes payable currently on those earnings.  Operating loss carryovers utilized in 2013 again offset a major portion of U.S. income taxes currently payable, allowing the Company to release a portion of its valuation allowances. In addition, for the first time in several years, the Company was able to claim Foreign Tax Credits.
2012 Compared to 2011
The following is a discussion of the results of operations for the years ended December 31, 2012 and 2011, respectively (amounts included in tables are based in thousands).
Net sales

	Year Ended December 31, 2012	Year Ended December 31, 2011	% Change
Net sales summary:
Americas	$328,041	$315,858	3.9%
Asia-Pacific	131,807	133,539	(1.3)%
Europe/ROW	36,282	38,031	(4.6)%
Consolidated	$496,130	$487,428	1.8%
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
For the year ended December 31, 2012, selling, general and administrative costs increased $1.5 million over the prior year.  This increase is primarily a result of planned headcount additions and related expenses, mostly in the sales and marketing areas, and one-time costs associated with the Company's name change. These increases are partially offset by a reduction in incentive compensation.
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

Restructuring
Program implemented in 2013
During 2013, the Company committed to a restructuring plan that included exit activities at its Melbourne, Australia manufacturing location.  These exit activities, which were completed in 2013, impacted approximately 45 employees and were intended to reduce the Company’s fixed cost structure and better align its Asia-Pacific manufacturing and distribution footprint.

The following provides a summary of the total restructuring costs incurred during 2013:

($'s in thousands)	Year Ended December 31, 2013
Employee termination benefits	$5,502
Other restructuring costs	404
Total restructuring costs	$5,906
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
The following provides a summary of restructuring costs incurred during the years ended December 31, 2013, 2012 and 2011, respectively, and the total expected restructuring costs associated with these activities by major type of cost:

	Year Ended December 31,			As of December 31, 2013
	2013	2012	2011	Cumulative Restructuring Costs	Total Expected Restructuring Costs
Employee termination benefits	$116	$972	$3,197	$4,285	$4,300
Other restructuring costs	241	1,505	2,207	3,953	4,000
Total restructuring costs	$357	$2,477	$5,404	$8,238	$8,300
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

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table (amounts included in the table are based in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$46,781	$33,145	$7,091
Investing activities	(34,454)	(16,704)	(15,723)
Financing activities	(12,846)	(5,229)	7,332
Principal uses of cash have been and will continue to be for working capital, debt service obligations and capital expenditures. The Company expects to fund ongoing requirements for working capital from operating cash flow and borrowings under the Working Capital Facility.
2013 Cash Flows versus 2012 Cash Flows
Operating Activities. Net cash provided by operating activities was $46.8 million for the year ended December 31, 2013, compared to net cash provided by operating activities of $33.1 million for the year ended December 31, 2012. This increase in the 2013 period resulted primarily from efforts to reduce inventory levels at year-end and higher accruals for incentive compensation and rebates in 2013 compared to 2012, which was partially offset by slower collections of accounts receivable in the 2013 period than in the 2012 period, due to deteriorating economic conditions in Europe.
Investing Activities. Net cash used in investing activities was $34.5 million for the year ended December 31, 2013, compared to $16.7 million for the year ended December 31, 2012. This increase primarily resulted from cash paid in October 2013 of $32.8 million related to the acquisition of Gas-Arc, which was partially offset by proceeds from the sale of property, plant and equipment related to assets held for sale in Australia.

Financing Activities. During 2013, the Company prepaid $33.0 million of Senior Secured Notes due 2017, including a bond redemption premium of $1.0 million. Borrowings outstanding under the Working Capital Facility were $22.3 million and financing fees paid in connection with amending the Working Capital Facility were $0.2 million.
2012 Cash Flows versus 2011 Cash Flows
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
The notes are fully and unconditionally guaranteed, jointly and severally, by each of our existing and future domestic subsidiaries and by our Australian subsidiaries, Victor Technologies Australia Pty Ltd. and Cigweld Pty Ltd. The existing notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of our and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, our and the guarantors’ obligations under our Working Capital Facility), including the capital stock of each of our subsidiaries (other than immaterial subsidiaries), which, in the case of non-guarantor international subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier international subsidiary, and on a second priority basis by substantially all the collateral that secures the Working Capital Facility on a first priority basis.
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
On or after December 15, 2013, we may redeem the notes, in whole or part, at redemption prices set forth in the Indenture (expressed as a percentage of principal amount of notes to be redeemed) ranging from 106.75% to 100%, depending on the date of redemption. At any time prior to December 15, 2013, the Company could redeem, subject to applicable notice and other requirements:

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
On December 12, 2013, the Company redeemed $33.0 million, or 9.17%, of outstanding principal amount of Senior Secured Notes at a price of 103%, plus accrued and unpaid interest, recognizing a loss of $2.5 million.
The notes contain customary covenants and events of default, including covenants that, among other things, limit the Company's and its restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on, repurchase or make distributions in respect of its capital stock or make other restricted payments; make certain investments; sell, transfer or otherwise convey certain assets; create liens; designate our future subsidiaries as unrestricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates.
Upon a change of control, as defined in the Indenture, each holder of the existing notes has the right to require us to purchase the existing notes at a purchase price in cash equal to 101% of the principal, plus accrued and unpaid interest.
The Indenture contains certain covenants of us and the guarantors that limit the payments of dividends, incurrence of additional indebtedness and guarantees, issuance of disqualified stock and preferred stock, transactions with affiliates and a merger, consolidation or sale of all or substantially all of our assets. As of December 31, 2013, we were in compliance with all applicable covenants.
Senior Subordinated Notes due 2014
On February 1, 2011, the Company utilized $183.7 million of Trusteed Assets to redeem in full $176.1 million of the Senior Subordinated Notes due 2014 plus a call premium and accrued interest. The Trust to fund the redemption was established at the time of the Acquisition.
Working Capital Facility
On December 3, 2010, Victor Technologies entered into a Fourth Amended and Restated Credit Agreement (the “GE Agreement”) with General Electric Capital Corporation as lender and administrative agent (the “Working Capital Facility”). The Working Capital Facility provides for borrowings not to exceed $60.0 million, including up to $10.0 million for letters of credit and swingline loans, subject to borrowing base capacity. Provided that no default is then existing or would arise therefrom, Victor Technologies has the option to increase commitments under the Working Capital Facility by up to $25.0 million.
On October 30, 2013, the Company entered into an amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement, dated as of December 3, 2010 (the "Credit Agreement") with General Electric Capital Corporation. Pursuant to the terms of the Amendment, (i) the Gas-Arc acquisition was specifically designed as a "Permitted Acquisition" (as defined in the Credit Agreement), (ii) the Company modified certain covenants applicable to it, including those relating the investments and prepayments or redemptions of other indebtedness, to provide for greater flexibility going forward and (iii) the maturity date with respect to the Credit Agreement was extended by one year. Transaction related costs of $0.2 million were incurred in connection with the Amendment. The Company remains in compliance with all debt covenants. The Working Capital Facility expires on December 2016.
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
The Working Capital Facility has a minimum fixed charge coverage ratio test of 1.10 to 1 if the excess availability under the Facility is less than $9.0 million (which minimum amount will be increased or decreased proportionally with any increase or decrease in the commitments thereunder). In addition, the Working Capital Facility  includes negative covenants that limit the Company’s ability and the ability of Holdings and certain subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; grant liens; consolidate, merge or sell all or substantially all of the Company’s assets; transfer or sell assets and enter into sale and leaseback transactions; make certain loans and investments; pay dividends, make other distributions or repurchase or redeem the Company’s or Holdings’ capital stock; and prepay or redeem certain indebtedness.
At December 31, 2013, borrowings outstanding under the Working Capital Facility were $22.3 million and the unused availability, net of $1.1 million in outstanding letters of credit, was $22.7 million.
The Company's weighted average interest rate on its short-term borrowings was 4.00% for the year ended December 31, 2013. There were no borrowings under the Working Capital Facility during the year ended December 31, 2012. The Company’s weighted average interest rate on its short-term borrowings was 4.78% for the year ended December 31, 2011.
In connection with the Additional Notes offering, GE Capital Corporation agreed to amend the credit agreement to allow the Company, among other things, to issue the Additional Notes and use the net proceeds as described above. The amendment became effective concurrently with the consummation of the offering of Additional Notes on March 6, 2012.

Contractual Obligations and Commercial Commitments
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of December 31, 2013 (amounts included in the table are based in thousands).

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations ($ in 000's)	Total	1 year	years	years	5 years
Long-term debt	$327,000	$—	$—	$327,000	$—
Interest payments related to long-term debt and capital leases	116,630	29,540	58,886	28,204	—
Revolver borrowings	22,336	22,336	—	—	—
Capital leases	2,227	1,284	909	34	—
Operating leases	39,039	8,658	12,602	8,697	9,082
Total	$507,232	$61,818	$72,397	$363,935	$9,082

At December 31, 2013, we had outstanding letters of credit totaling $1.1 million under the Working Capital Facility.  See Note 18 – Employee Benefit Plans to the consolidated financial statements for the Company’s obligation with respect to its pension and post-retirement benefit plans and Note 14 – Income Taxes regarding amounts potentially payable for uncertain tax positions.

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

Inventory
Inventories are a significant asset, representing 15% of total assets at December 31, 2013. They are valued at the lower of cost or market, with our U.S. subsidiaries using the last-in, first-out (LIFO) method, which represents 68% of consolidated inventories, and our international subsidiaries using the first-in, first-out (FIFO) method, which represents 32% of consolidated inventories.
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
Intangible Assets
Goodwill and trademarks have indefinite lives, with the exception of trademarks obtained in the 2013 and 2012 acquisitions of Gas-Arc and Robotronic Oy, respectively. Other intangibles assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. See Note 7 – Intangible Assets.
For acquisitions, goodwill is calculated as of the date of the acquisition, measured as the excess of the consideration transferred over the fair value of the net identifiable assets (including intangible assets) acquired and the liabilities assumed.
Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The Company has determined that no impairment of goodwill or trademarks existed at December 1, 2013.
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
Research and Development Costs
Research and development is conducted in connection with new product development with costs of approximately $4.5 million and $4.6 million in 2013 and 2012, respectively.  The costs relate to materials used in the development process and allocated engineering personnel costs and are reflected in SG&A expenses as incurred.
Income Taxes
We establish provisions for taxes to take into account the effects of timing differences between financial and tax reporting. These differences relate primarily to the excess of the Acquisition accounting valuation over the tax basis of our primary operating subsidiary, net operating loss carryforwards, fixed assets, intangible assets and post-employment benefits.

We record a valuation allowance when, in our assessment, it is more likely than not that a portion or all of our deferred tax assets will not be realized. In making this assessment we consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2013, a valuation allowance has been recorded against a portion of our deferred tax assets which consist primarily of U.S. net operating loss carryovers. The amount of the deferred tax assets considered realizable could change in the future if our assessment of future taxable income or tax planning strategies changes.
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
As of December 31, 2013, we had U. S. federal net operating loss carryforwards of approximately $95.5 million from the years 2003 through 2010 available to offset future federal taxable income. Similarly, we had state net operating loss carryforwards to offset state taxable income in varying amounts. While such net operating loss carryforwards are subject to expiration and limitations as discussed under “Risk Factors—Risks Relating to Our Business—, future change of control transactions or other transactions could further limit our use of net operating loss carryforwards," we currently expect to utilize net operating loss carryforwards to offset a substantial portion of our federal and state taxable income over the next few years.
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

Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740)" ("ASU 2013-11"). ASU 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a carryforward is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. ASU No. 2013-11 is effective prospectively to all unrecognized tax benefits that exists at the effective date for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net income in their entirety, an entity must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, an entity must provide a cross reference to the required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions does not impact the Company's financial condition or results of operations.
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
Approximately 72% of total net sales are denominated in U.S. dollars.  The balance of the remaining sales are conducted in foreign currencies consisting primarily of Australian dollars and Euros.  Our exposure to foreign currency transactions is partially mitigated through our manufacturing locations in Australia, Italy and Malaysia for sales into those regions.  However, we recently sold our manufacturing facility in Australia and discontinued the operations. Additionally, we enter into forward foreign exchange rate contracts with two major commercial banks as counterparties for periods extending from four to six months principally to offset a portion of the currency fluctuations in transactions denominated in the Australian Dollar and the Euro.  We also engage in forward foreign exchange rate contracts with respect to the Mexican Peso to limit foreign exchange risks relative to our Mexican manufacturing costs.  However, our financial results could still be significantly affected by changes in foreign currency exchange rates in the international markets.  We are most susceptible to a strengthening U.S. dollar, which would have a negative effect on our export sales and a negative effect on the translation of local currency financial statements into U.S. dollars, our reporting currency.
We are exposed to changes in interest rates through our Working Capital Facility, which has LIBOR based variable interest rates.  At December 31, 2013, borrowings outstanding under this Facility were $22.3 million.  A hypothetical 100 basis point change in LIBOR would result in a change in interest expense of approximately $10 thousand annually for each $1 million of outstanding indebtedness under the Facility.

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
Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2013.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
(b) Management’s Assessment of Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013 based on the 1992 Framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
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
(c)  Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information with respect to the individuals who are currently serving as the members of our Board of Directors (the “Board of Directors” or the “Board”) as well as information relating to our executive officers:

Name	Age	Position(s)

Michael A. McLain	63	Chairman and Director
Martin Quinn	57	Chief Executive Officer and Director
Jeffrey S. Kulka	57	Executive Vice President and Chief Financial Officer
Terry A. Moody	51	Executive Vice President – Global Operations
Jeff J. Ertel	51	Executive Vice President – Human Resources
E. Lee Qualls	53	Executive Vice President and Chief Marketing Officer
Nick H. Varsam	52	Senior Vice President, General Counsel and Corporate Secretary
James O. Egan	65	Director
Douglas R. Korn	51	Director
Eric K. Schwalm	54	Director
Set forth below is biographical information regarding our directors and executive officers:
Michael A. McLain became a director and Chairman of the Board immediately upon completion of the Merger on December 3, 2010. In March 2012, Mr. McLain was appointed as a Senior Advisor for IPC’s industrial practice.  He has been an advisor to IPC since October 2008 and has had extensive experience working with private equity-backed companies. Mr. McLain was formerly President, Chief Executive Officer and Director of Aearo Technologies Inc., a leading industrial and consumer safety company, from 1998 through April 2008 when Aearo was purchased by 3M Corporation. IPC was the primary shareholder of Aearo Technologies from 2004 to 2006. Prior to this he served as President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products that was sold to S. C. Johnson and Son, Inc. in 1998. He is currently a Chairman of Chromalox, Inc. and a Director of PlayCore Holdings, Inc., which are IPC portfolio companies, as well as Timex Corporation. Mr. McLain’s extensive experience in the industrial products and consumer products industries, together with his previous experience with IPC portfolio companies, make him a valuable member of the Board of Directors in providing strategic and operational counsel to management as well as critical guidance on working collaboratively with our principal stockholder to grow the value of our business and enhance our products’ brand strength and technologies.
Martin Quinn has been with us for over 29 years, since joining a predecessor company in 1984. He was appointed President in August 2009, Chief Executive Officer in April 2011 and became one of our directors immediately upon completion of the Merger on December 3, 2010. From April 2005 to August 2009, he served as our Executive Vice President of Global Sales. From 1999 to March 2005, Mr. Quinn served as Vice President Marketing and Sales—Asia Pacific. Prior to that, he was Managing Director—Asia. He was previously employed by Newsteel Pty. Ltd and Readymix Concrete Pty Ltd. He currently serves on the finance committee of the American Welding Society. Mr. Quinn’s in-depth knowledge of all elements of our business, developed over his more than 29 years’ experience in every aspect of managing the Company, from running manufacturing facilities to building businesses from scratch in Asia, and leadership of the Company bring the knowledge and successful hands-on experience critical to helping the Board of Directors establish and oversee the execution of the Company’s strategic business plans and priorities.
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
Terry A. Moody joined us in July 2007 as Executive Vice President - Global Operations. He was formerly employed for over two years by Videocon Industries, a privately held manufacturer of high end digital products, where he served as the Chief Operating Officer and Senior Vice President of Americas and Europe. Prior to Videocon, he was employed for 11 years with Thomson S.A., the French consumer electronics company, where he served the last three years of his employment as General Manager and Vice

President of Americas Displays. Prior to Thomson, Mr. Moody spent 10 years with N.V. Philips in their consumer electronics division where he completed many domestic and international program assignments.
Jeff Ertel joined us in August 2012 as Executive Vice President - Human Resources. During 2011 and 2012, Mr. Ertel was Vice President Human Resources for Treasury Winery Estates, a $2 billion global winery, overseeing human resources in the Americas. From 1998 until 2011, Mr. Ertel served as Vice President of Human Resources of Nestlé USA, where, as the leader of human resources for Nestle USA's largest division, he established organization development and human capital strategies, was part of multiple acquisition integrations, and managed internal communications. Prior to his promotion to that position, over a 10-year period he held multiple roles in marketing, sales and purchasing for Nestlé. Prior to Nestlé, Mr. Ertel was in sales at Gallo Wines and Hershey Chocolate.
E. Lee Qualls joined us as Executive Vice President and Chief Marketing Officer in July 2012. From July 2007 to April 2012, Mr. Qualls was with Exide Technologies, one of the world's largest producers and recyclers of lead-acid batteries with operations in more than 80 countries. In his most recent position with Exide, he served as Vice President of Marketing and Application Engineering for Exide's transportation and industrial businesses in the Americas. Prior to joining Exide Technologies, he served as Vice President of Global Brand Strategy for Shell Lubricants. He began his marketing career in consumer products with The Coca-Cola Company where he held positions of increasing responsibility domestically and internationally.
Nick H. Varsam joined us in July 2009 as Vice President, General Counsel and Corporate Secretary and became Senior Vice President in April 2013. Prior to joining the Company, he was an attorney specializing in securities transactions and compliance, mergers and acquisitions, and corporate governance for over 20 years. He was a partner with the St. Louis-based law firms Armstrong Teasdale LLP from January 2007 to February 2009 and Blackwell Sanders LLP from July 2006 to December 2006. From 2001 to 2005, he was Vice President, General Counsel and Secretary of Huttig Building Products, Inc., a publicly traded distributor of residential building products. Prior to joining Huttig, he was a partner with the law firm Bryan Cave LLP.
James O. Egan was appointed to our Board of Directors and as Chairman of our Audit Committee in March 2011. Mr. Egan served as a Managing Director of Investcorp International, Inc., an alternative asset management firm specializing in private equity, hedge fund offerings and real estate and technology investments, from 1998 through 2008. Mr. Egan was the partner-in-charge, M&A Practice, U.S. Northeast Region for KPMG LLP from 1997 to 1998 and served as the Senior Vice President and Chief Financial Officer of Riverwood International, Inc. from 1996 to 1997. Mr. Egan began his career with PricewaterhouseCoopers (formerly Coopers & Lybrand) in 1971 and served as partner from 1982 to 1996 and a member of the Board of Partners from 1995 to 1996. He currently serves as a director of PHH Corporation, where he is non-executive chairman of the board and member of the compensation committee, and New York & Company, Inc., where he serves as chairman of the audit committee. Mr. Egan’s more than 40 years of business experience across numerous industries and public and private companies, including 25 years of public accounting experience and 10 years of private equity experience and service on the Board of Directors and board committees of other public and private companies, bring to the Board of Directors a wide range of strategic, operational, financial and governance qualifications and skills to contribute as a director.
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
The Board of Directors and Committees of the Board
Our Board of Directors is composed of five directors. Each director serves for an annual term and until his successor is elected and qualified. As a result of Irving Place Capital’s control of our parent company, Irving Place Capital has the ability to designate all of our directors and to remove any or all of our directors that it appoints.

Although not formally considered by our Board because our securities are not registered or traded on any national securities exchange, we believe that two of our directors, Mr. Egan and Mr. Schwalm, would be considered “independent” for either Board or Audit or Compensation Committee purposes based upon the listing standards of NASDAQ, the exchange on which our common stock was listed prior to the Merger. We believe our other three directors would not be considered independent because of their relationships with affiliates of Irving Place Capital, which hold 84.1% of the outstanding common stock on a fully diluted basis of Holdings, and employment and other relationships with us, all as described more fully under Item 13 (“Certain Relationships and Related Party Transactions”) of this Annual Report on Form 10-K. Our Board has considered that there are no transactions, relationships or arrangements between the Company and Mr. Egan or Mr. Schwalm and affirmatively determined that Mr. Egan meets the heightened criteria for independence applicable to members of audit committees under SEC rules and NASDAQ listing standards.
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
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2013, the Audit Committee:

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

Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.
Audit Committee of the Board of Directors

James O. Egan (Chair and Sole Member)

Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
The following Compensation Discussion and Analysis describes our executive compensation program for 2013 and, where we indicate specifically, certain elements of our 2014 program. The Compensation Committee of the Board of Directors, which for purposes of this discussion we refer to as the “Committee,” is responsible for administering, establishing and recommending to the Board of Directors the total compensation package of the named executive officers. Our “named executive officers” for 2013 include Messrs. Quinn, Kulka, Moody, Ertel and Qualls.
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
The Committee believes our executive compensation program is designed to provide competitive opportunities to our executives, as well as motivate them to achieve the performance goals that our Board of Directors establishes as part of our annual business plan and the strategic initiatives under our long-term strategic plan. We strive to align our compensation program with our business and strategic plans so that we may accomplish the following additional objectives:

•	support our position as an industry leader in the cutting, gas control and specialty welding industry;

•	motivate and inspire employee behavior that creates a culture of top performance and exceeding customer expectations;

•	achieve our operational and strategic business initiatives; and

•	increase stockholder value.
With these goals in mind, we measure the success of our compensation program by:

•	the Company’s overall business performance, including whether we achieve or surpass our business performance goals;

•	the level of active engagement and initiative of our employees;

•	the retention and, as the circumstances merit, addition of key employees who are best positioned to help us achieve our business success; and

•	our ability to generate greater rewards commensurate with greater individual contributions toward both short-term and long-term performance.
Elements of Executive Compensation Program
For 2013, the key elements are base salary, annual cash incentive awards and one-time grants of options to purchase common stock of our parent company, Victor Technologies Holdings, Inc.

Compensation Element	Key Features

Base salary
Rewards short-term performance by providing fixed amount of compensation for performance of day-to-day executive responsibilities commensurate with level of experience and respective executive position; set at a level that is competitive with external opportunities — but not necessarily based on market or peer group benchmarks or midpoints — and adjusted based on consideration of individual performance, internal pay equity, changes in the executives' role or the nature and scope of his or her responsibilities, and approved increases in compensation across the organization as contemplated in the Company's annual business plan.

Annual cash incentive award	Rewards short-term performance by providing short-term, incentive-based cash payment for achieving financial targets and other business objectives established at start of each year.
Long-term incentive award
Designed to reward long-term performance, build executive stock ownership and retain executives. Long-term incentives are designed primarily as one-time grants of stock options that vest over time and have increasing exercise prices to incentivize employees to increase stockholder value.

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

•
equity incentive awards are granted in the form of stock options, primarily as one-time grants and in certain limited circumstances, such as a significant increase in responsibilities, as additional compensation with escalating exercise prices and five-year vesting terms, which means that executives have continuing incentives to increase stockholder value and that their awards could decrease significantly in value if our business is not managed successfully for the long term; and

•
the Committee retains discretion to adjust compensation based on the quality of Company and individual performance, execution of the Company’s strategic initiatives and adherence to the Company’s Code of Conduct, Code of Ethics and other key policies, among other considerations.

Based on the above combination of program features, we believe that our incentive-based compensation motivates our executives to manage the Company in a manner that does not involve taking risks that are inconsistent with the Company’s best interests.
Base Salary
The base salary for each named executive officer is intended to reflect the external market value of his particular position and responsibilities, adjusted as appropriate to reflect his individual experience, qualifications and contributions, our economic and business environment, and the level of base salary as a percentage of total target and actual compensation. In the past, the Committee generally targeted base salaries at the median base salary level (50th percentile) of the market data it obtained with the assistance of an executive compensation consultant. However, in 2013, 2012 and 2011, the Committee did not believe it was appropriate to establish compensation levels solely or primarily based on benchmarking and instead placed greater emphasis on other factors, particularly the Company’s annual budget and long-term business projections and the CEO’s recommendations (except with respect to the CEO’s own base salary), in determining base salary adjustments. The CEO did not have the authority to determine the other named executive officers’ compensation. However, the Committee gave significant weight to his recommendations, along with the other factors mentioned above, to assist in determining the compensation of the named executive officers, other than the CEO. The CEO’s base salary and other elements of compensation were subject to a separate evaluation and decision by the Board of Directors.

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
The annual performance-based incentive compensation component is offered through the Annual Incentive Plan, in which most salaried employees, including the named executive officers, are eligible to participate. The plan provides our executive officers and other salaried employees an opportunity to earn annual cash awards based on the Company’s financial performance and the employees’ achievement of individual goals. Our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer set at a level the Committee has determined is consistent with his level of accountability and impact on the Company’s operations and with the officer’s employment agreement. At the beginning of each year and after the Board of Directors has approved the Company's annual budget, the Committee establishes the levels of awards and the associated performance goals under the plan. During the first quarter of the following year, the Committee determines whether the goals were met for the recently completed fiscal year, and approves or recommends to the Board for approval the annual incentive awards for the performance year.
For purposes of determining bonus pool funding and allocation of bonus pool funds under the Annual Incentive Plan, in 2013, 2012 and 2011, the Committee established minimum, target and maximum levels of Adjusted EBITDA, based in part on the budget approved by the Board of Directors for the respective year and also on recommendations of the CEO. The Committee believes that Adjusted EBITDA represents an effective and appropriate measure of the Company’s operational and financial performance that best aligns with the Company’s annual budget and long-term strategy and offers an effective, understandable incentive for employees under the plan. “Adjusted EBITDA” is defined as net income (loss) plus interest, net, income tax provision (benefit) and depreciation and amortization, further adjusted to eliminate the expense (income) of certain other noteworthy events that we do not consider to relate to the operating performance of the period presented. These adjustments include, but are not limited to, LIFO adjustments, restructuring and other severance expenses, management fees paid to our sponsor, non-cash stock compensation expense, one-time expenses associated with the Company's name change, due diligence costs related to acquisitions, idle facilities costs in conjunction with restructuring activities, a reserve taken in connection with non-recurring litigation matters, and adjustments designed to present the actual financial performance on a constant currency basis with that of the annual performance target.
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
Historically, there have been no material differences in the Company’s annual incentive award goals among the individual named executive officers. Each named executive officer, along with all other members of our management team, had predetermined annual incentive plan target bonuses and was eligible for a target bonus opportunity based on a percentage of the officer’s base salary. As in prior years, the Board of Directors, with input from the Committee, determined that the level of achievement of the target bonus opportunities for all of the named executive officers in 2013 would be based on the same critical business performance goals, in addition to the Adjusted EBITDA targets, established in connection with the annual business plan for 2013. See “— Executive Compensation for 2012 — Annual Cash Incentive Awards — Decisions and Analysis.”
Long-Term Incentive Awards
In December 2010, Holdings adopted its 2010 Equity Incentive Plan and granted to the named executive officers, along with other key management employees, options (subject to certain vesting requirements) to purchase shares of Holdings common stock on terms and conditions as further set forth in their option award agreements and the 2010 Equity Incentive Plan. See “— Holdings 2010 Equity Incentive Plan” below. In 2012 and 2011, with respect to certain officers, the Board of Directors of Holdings, whose sole asset is 100% of the outstanding capital stock of the Company, granted each of the named executive officers, along with other key management employees, options to purchase shares of common stock as long-term incentive awards and offered each of these employees the opportunity to invest in the equity of Holdings to align their interests with Holdings’ stockholders. We currently consider these primarily as one-time option grants. There are no current plans for approving long-term equity grants to our named executive officers or other employees on an annual basis. See “— Long-Term Incentive Awards.”
Other Compensation
Perquisites.  Historically, we have provided limited perquisites to our named executive officers. During 2013, the only perquisites we provided to named executive officers was a car allowance in the amount of $6,000 for Mr. Quinn.
Company Contributions to 401(k) Plan.  Substantially all of our U.S. employees are eligible to participate in the Victor Technologies 401(k) Retirement Plan (the “401(k) Plan”), and we consider this to be a basic benefit. In the past, the Company has made discretionary cash contributions to the 401(k) Plan matching a percentage of the participating employee’s eligible compensation. Matching contributions are subject to service-based vesting requirements. In 2013, the Company provided a matching contribution of 50% of the employee’s contribution (not to exceed 3.0% of eligible compensation).
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
In 2013, the Committee did not retain an external compensation consultant to assist with the executive compensation program and, except in connection with the appointment of Mr. Quinn as the chief executive officer in April 2011, did not obtain or consider data from any group of companies comprising a representative “peer group.”
Internal Equity.  Internal equity deals with the perceived worth of a job relative to other jobs within the Company. For the purpose of determining base salaries, the Company has placed a “worth” or “value” on jobs in relation to other jobs through a series of numeric grades that have been created within the Company. The CEO has a target bonus opportunity, as a percentage of his base salary, of 60%, as specified in his employment agreement. The other named executive officers have a title of executive vice president and, for 2013, had a target bonus opportunity of 40% of base salary.
Compensation Planning Work Sheets.  In 2013, the Committee did not use compensation planning work sheets, or “tally sheets,” to assist in the evaluation of the compensation of the named executive officers.
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
Process of Establishing Key Elements of Compensation
Timing.  The Committee sets, or recommends to the Board of Directors, annual levels of the key compensation elements for our named executive officers early in the fiscal year when prior year financial results become known. Also, throughout the year, the Committee monitors management’s performance against the compensation program objectives and targets and, as appropriate, identifies possible future changes to the overall structure and individual elements.
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
Annual Performance Evaluation of Chief Executive Officer.  The process for determining the CEO’s total compensation package is similar to the process for determining base salaries of the other named executive officers. As part of this process, the Committee also reviews information prepared by the Company’s human resources department.  However, with respect to the chief executive officer only, each member of the Board provides his individual input on the CEO’s performance during the most recently completed year, which the Committee then evaluates in light of the Company’s overall financial performance and achievement of business plan objectives established at the beginning of the year. Based on feedback from each of the directors, the Committee (i) recommends to the Board adjustments to the CEO’s compensation and (ii) provides feedback to the CEO. The Committee uses all of the above information to develop and recommend to the Board for approval the base salary for the chief executive officer.
Use of Discretion.  For 2013, individual bonus amounts for the named executive officers were determined strictly by the level of achievement of pre-established financial and business performance goals.  As such, the Committee did not exercise discretion to adjust the amount of individual awards under the Annual Incentive Plan.
Executive Compensation for 2013
Base Salary — Decisions and Analysis
In determining base salary adjustments for the named executive officers for 2013, the Committee considered the recommendations of the CEO with respect to the other named executive officers and the proposed wage and salary increases for all employees as contemplated in the Company’s business plan for 2013 that was submitted to the Board of Directors.  In March 2013, the Compensation Committee recommended to the Board, and the Board approved, 2.5% increases in the base salaries of Messrs. Quinn, Kulka, Ertel and Qualls consistent with the budget and business plan approved by the Board of Directors for Company employees generally, and a 4% increase in the base salary of Mr. Moody.  The Committee recommended a higher increase for Mr. Moody based on the CEO's recommendation in recognition of Mr. Moody’s leadership of the Company’s successful execution of its North American and Asia Pacific manufacturing consolidation strategy.
Annual Cash Incentive Awards — Decisions and Analysis
In March 2013, the Committee recommended to the Board of Directors, and the Board approved, the funding of the Annual Incentive Plan bonus pool for 2012 in the amount of $5.1 million, or 94% of the target pool, based on the achievement of Adjusted EBITDA of $89.59 million, and the payment of bonuses to the named executive officers based upon the 87.1% payout of the financial performance target and 100% payout of the individual performance targets, which are set forth in the table below, along with actual 2012 results.

2012 Business Goal	Target	Actual	Weight	Score
Organic Growth in Global Sales¹	$513.6 million	$495.4 million	25%	25.2%
Improve Gross Margin/Productivity	$11.1 million	$12.8 million	25%	33.4%
Working Capital Management[2]			30%	30.7%
Days Sales Outstanding	< 53.4	52.0
Days Payables Outstanding	> 35.0	38.1
Cash Flow	≥ $20.8 million	$19.7 million
Inventory Turns	≥ 3.6	2.8
Capital Expenditures	≤ $16.0 million	$12.5 million
Strategy Implementation[3]			20%	18.9%
[1]Target also requires achievement of approximate 2% price increase.
[2]Components of Business Goal are weighted equally.
[3]Target constitutes achievement of specific strategic initiatives (new product introductions, infrastructure investment and geographic expansion, and brand strategy) on time and on budget.

As a result, the Committee recommended, and the Board approved, the incentive bonuses earned and awarded for 2012 as set forth in the “Non-Equity Incentive Plan” column of the Summary Compensation Table appearing under “— Summary Compensation” below.  Such awards were paid in March 2013.
In March 2013, the Committee also approved the Company’s financial performance targets and individual performance goals for the named executive officers for the funding and payout of annual incentive bonuses under the Annual Incentive Plan with respect to our 2013 fiscal year. As it did in 2012, the Committee set minimum, target and maximum levels of Adjusted EBITDA as targets for the 2013 plan awards, after considering the recommendations of our chief executive officer and the 2013 budget approved by the Board of Directors. The Adjusted EBITDA levels (and the bonus pool funding associated with each level) for 2013 are set forth in the following table:

	Threshold Payout	Target Payout	Maximum Payout
Adjusted EBITDA	$89.5 million	$95.1 million	$98.0 million
Adjusted EBITDA Component Payout	50%	100%	150% / 200%*
Business Goals Component Payout	75%	100%	100%
Total 2013 Bonus Pool	$3.8 million	$6.1 million	$8.4 million

*Maximum payout percentage for the named executive officers and certain other key management employees.
No bonus pool will be funded and no bonuses will be paid if Adjusted EBITDA falls below the threshold payout level, which is 94.1% of the target payout level.  The actual funding of the bonus pool between minimum and target levels and between target and maximum levels is prorated based on the level of Adjusted EBITDA generated.
The Committee approved the following strategic business goals for 2013, which account for up to 20% of the named executive officer’s bonus opportunity (15% in the case of Mr. Quinn) and are identical for each of the named executive officers:

2013 Business Goal	Target	Weight
Organic Growth in Global Sales:	$505.2 million	30%
Improve Gross Margin/Productivity	$9.2 million	30%
Working Capital Management:
Cash Flow	≥ $30.8 million	15%
Working Capital as a % of Net Sales	≤ $27.1 million	5%
Strategy Implementation[1]		20%
[1]Category sales goals, new products introductions and brand strategy on time and on budget.

Consistent with plan awards in 2012, allocation to the named executive officers of the funded bonus pool for 2013 is based on a combination of the level of the Company’s financial performance as established by Adjusted EBITDA generation and the above strategic business goals, each expressed as a percentage of their target bonus opportunity (which itself is a percentage of their respective base salaries), as follows:

		Performance Weighting
Name	Target %	Financial	Business Goals
Martin Quinn........................................................	60%	85%	15%
Jeffrey S. Kulka....................................................	40%	80%	20%
Terry A. Moody.....................................................	40%	80%	20%
Jeff J. Ertel...........................................................	40%	80%	20%
E. Lee Qualls.......................................................	40%	80%	20%

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
Long-Term Incentive Awards — Decisions and Analysis
No long-term incentive awards were granted to any named executive officer in 2013.
Post Fiscal Year Compensation Actions
Base Salary Adjustments
In March 2014, the Compensation Committee approved base salary increases of 2.5% for Mr. Ertel and Mr. Qualls, 3.0% for Mr. Quinn, 3.25% for Mr. Kulka and 4.0% for Mr. Moody, consistent with the budget and business plan approved by the Board of Directors.  The adjusted base salary for each of the named executive officers is as set forth below in “—Employment Agreements.”
Annual Incentive Plan — 2014 Performance Targets, Bonus Funding and Allocation
In March 2014, the Compensation Committee approved the financial performance targets for determining the funding and payout of annual incentive bonuses under our Annual Incentive Plan for the named executive officers with respect to our 2014 fiscal year. Similar to 2013, the annual bonus pool will be funded based on the achievement of threshold, target and maximum levels of Adjusted EBITDA generated in 2014.  The actual funding of the bonus pool between the minimum and target and the target and maximum funding levels will be prorated based on the level of Adjusted EBITDA generated. The Adjusted EBITDA levels (and the bonus pool funding associated with each level) for 2014 are set forth in the following table:

	Threshold Payout	Target Payout	Maximum Payout
Adjusted EBITDA	$101.2 million	$111.0 million	$116.0 million
Adjusted EBITDA Component Payout	50%	100%	150% / 200%*
Business Goals Component Payout	75%	100%	100%
Total 2013 Bonus Pool	$3.7 million	$6.0 million	$8.1 million

*Maximum payout percentage for the named executive officers and certain other key management employees.
Consistent with 2013, allocation to the named executive officers (and to other eligible participants) of the funded bonus pool, if any, generated for 2014 will be based on a combination of the level of the Company’s financial performance as established by Adjusted EBITDA generation and four strategic business goals substantially similar to such goals set for 2013.  The quantified strategic business goals for 2014 are set forth in the table below.

2014 Business Goal	Target	Weight
Organic Growth in Global Sales:	$518.7 million	30%
Improve Gross Margin/Productivity	$11.5 million	30%
Working Capital Management:
Cash Flow	≥ $43.2 million	15%
Working Capital as a % of Net Sales	≤ $28.1 million	5%
Business Objectives:		20%
Achieve a 4.1% increase in sales of gas equipment (on an annualized basis).
Achieve a 9.6% increase in sales of automated plasma focusing on OEM customers.
Increase global vitality index to 18.8%.
Continue to build brand equity and brand rationalization by implementing brand changes.
Successfully implement 2014 budgeted pricing actions and achieve a $10.7 million net price retention.
Successfully integrate 2013 acquisitions.

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

Compensation Committee of the Board of Directors
Douglas R. Korn (Chair and Sole Member)

Summary Compensation
The following summary compensation table sets forth the compensation earned during fiscal 2013, 2012 and 2011 by our Chief Executive Officer and the other four most highly compensated executive officers who were serving in such capacity as of December 31, 2013. The Company has entered into agreements with each of the named executive officers, which provide for payments under certain termination events. These agreements and the potential and payments thereunder are described in the narratives captioned “ — Employment Agreements” and “ — Potential Payments Upon Termination or Change in Control” below.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non- Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Martin Quinn	2013	$524,904	$—	$—	$390,269	$6,000	$921,173
President and Chief Executive Officer	2012	511,538	—	—	275,118	6,000	792,656
	2011	470,179	100,000	134,009	553,200	6,000	1,263,388
Jeffrey S. Kulka (5)	2013	341,213	—	—	165,465	7,504	514,182
Executive Vice President and Chief Financial Officer	2012	332,525	—	—	120,082	93,166	545,773
	2011	50,026	—	871,417	43,800	—	965,243
Terry A. Moody	2013	347,859	—	—	169,241	—	517,100
Executive Vice President, Global Operations	2012	334,475	—	—	121,050	—	455,525
	2011	322,295	100,000	—	232,566	—	654,861
Jeff J. Ertel (6)	2013	280,314	—	—	135,931	18,580	434,825
Executive Vice President, Human Resources	2012	89,929	—	529,727	35,897	145,249	800,802
	2011	—	—	—	—	—	—
E. Lee Qualls (7)	2013	331,276	—	—	160,646	3,825	495,747
Executive Vice President and Chief Marketing Officer	2012	143,775	—	1,056,506	55,701	100,025	1,356,007
	2011	—	—	—	—	—	—

(1)	Amounts in this column represent retention bonuses of $100,000 paid to Mr. Quinn and Mr. Moody in connection with the merger.

(2)
The amounts shown in this column represent the aggregate grant date fair values of the stock option awards granted to each of the named executive officers in the years specified computed in accordance with FASB ASC Topic 718. These option awards include options to purchase shares of common stock of Holdings, the Company’s parent, granted under the 2010 Equity Incentive Plan. See “— Grants of Plan-Based Awards” and “— Holdings 2010 Equity Incentive Plan” below. The grant date values assumed that the highest level of performance conditions would be achieved. No stock options were forfeited by any of the named executive officers in fiscal year 2013. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 16 of the notes to our consolidated financial statements set forth herein. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards. Further information regarding the 2011 awards is included in the “Grants of Plan-Based Awards” table below and the “Outstanding Equity Awards at Fiscal Year End” table below.

(3)
The amounts under this column are annual cash incentive awards earned upon the achievement of performance objectives under the Annual Incentive Plan and, with respect to Mr. Quinn, one-time incentive awards granted pursuant to his employment agreement in connection with his promotion to the office of President.

(4)	The amounts shown as “All Other Compensation” for 2013 consist of the following:

Name	Auto Allowance	401(k) Plan Matching Contribution (a)	Relocation	Total
Martin Quinn	$6,000	$—	$—	$6,000
Jeffrey S. Kulka	—	7,504	—	7,504
Terry A. Moody	—	—	—	—
Jeff J. Ertel	—	7,534	11,046	18,580
E. Lee Qualls	—	3,825	—	3,825

(a)	Represents our matching contributions to the accounts of the named executive officers pursuant to the Company's 401(k) Retirement Plan.

(5)	Mr. Kulka joined the Company in October 2011.

(6)	Mr. Ertel joined the Company in August 2012.

(7)	Mr. Qualls joined the Company in July 2012.
Holdings 2010 Equity Incentive Plan
The following is a summary of the material terms and conditions of the Victor Technologies Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Equity Plan”). This summary is qualified in its entirety by reference to the terms of the 2010 Equity Plan, a copy of which is incorporated by reference as Exhibit 10.40 to this Annual Report on Form 10-K.
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
Subject to adjustment pursuant to the terms of the 2010 Equity Plan, the maximum number of shares available to participants pursuant to awards under the 2010 Equity Plan is 619,959 shares and the maximum number of shares available for issuance pursuant to (i) Tranche A Options is 251,393.37; (ii) Tranche B Options is 125,696.69; Tranche C Options is 125,696.69; and (iv) options granted after December 2, 2010 is 117,172.25 (which may include Tranche A Options, Tranche B Options or Tranche C Options). In the event that any outstanding award expires, is forfeited, canceled or otherwise terminated without consideration (i.e., shares or cash) therefore, the shares subject to such award, to the extent of any such forfeiture, cancellation, expiration, termination or settlement for cash shall again be available for awards under the 2010 Equity Plan. If the Administering Committee authorizes the assumption under the 2010 Equity Plan, in connection with any merger, consolidation, acquisition of property or stock, or reorganization, of awards granted under another plan, such assumption will not reduce the maximum number of shares available for issuance under the 2010 Equity Plan.
If a Realization Event (as such term is defined in the Stockholders’ Agreement) occurs after December 2, 2010, unless prohibited by law or unless otherwise provided in the award agreement, the Administering Committee is authorized to make any of the following adjustments in the terms and conditions of outstanding awards: (a) continuation or assumption of outstanding awards under the 2010 Equity Plan by Holdings, the surviving company or its parent; (b) substitution of awards with substantially the same terms for outstanding awards (excluding the consideration payable upon settlement of the awards); (c) accelerated exercisability, vesting and/or lapse of restrictions under outstanding awards immediately prior to the occurrence of a Realization Event; (d) provision that any outstanding awards must be exercised, if exercisable, during a reasonable period of time immediately prior to the Realization Event or such other period as determined by the Administering Committee, and at the end of such period, such awards shall terminate if not exercised; and (e) cancellation of all or any portion of outstanding awards for fair value (in the form of cash, shares, other property or any combination thereof) as determined by the Administering Committee. The fair value of outstanding awards being canceled may equal the excess of the value of the consideration to be paid as part of the Realization Event to holders of the same number of shares subject to the outstanding awards (or, if consideration is not paid, Fair Market Value of the shares subject to the outstanding awards being canceledcanceled) over the aggregate option price or grant price, as applicable, with respect to the awards being canceled.
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
Grants of Plan-Based Awards
In 2013, the Board of Directors of Holdings granted to key management employees, options to purchase an aggregate of 26,450 shares of common stock of Holdings as long-term incentive awards under the 2010 Equity Incentive Plan. The options vest in equal annual increments during the first five anniversaries from the date of original grant, with vesting accelerated as to all unvested options upon a “Realization Event” (as defined in the Stockholders’ Agreement, discussed below under “Certain Relationships and Related Party Transactions” included in Item 13 of this Report.

Outstanding Equity Awards to the Named Executive Officers at Fiscal Year-End

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Martin Quinn.......................................	24,178	16,119	$10.00	12/3/2020
	12,089	8,059	30.00	12/3/2020
	12,089	8,059	50.00	12/3/2020
	4,960	7,440	10.00	4/25/2021
	2,480	3,720	30.00	4/25/2021
	2,480	3,720	50.00	4/25/2021
Jeffrey S. Kulka..................................	9,299	13,949	31.10	11/18/2021
	4,650	6,975	31.10	11/18/2021
	4,650	6,975	50.00	11/18/2021
Terry A. Moody.................................	15,809	10,539	10.00	12/3/2020
	7,904	5,270	30.00	12/3/2020
	7,904	5,270	50.00	12/3/2020
Jeff J. Ertel.......................................	1,860	7,440	46.18	8/21/2022
	930	3,720	46.18	8/21/2022
	930	3,720	50.00	8/21/2022
E. Lee Qualls....................................	3,500	14,000	49.23	7/9/2022
	1,750	7,000	49.23	7/9/2022
	1,750	7,000	50.00	7/9/2022

(1)
 No options were exercised by the named executive officers during the year ended December 31, 2013. All stock options listed in the table have a term expiring ten years after the grant date and vest based on service. All options vest at a rate of 20% on each anniversary of the grant date over five years.

Employment Agreements
We have employment agreements with each of Messrs. Quinn, Kulka, Moody, Ertel and Qualls, each of which agreements is described below.
Under the employment agreements with Messrs. Quinn, Kulka, Moody, Ertel and Qualls, “cause” is defined as the following conduct by such executive: (i) an act of (A) willful misconduct, (B) fraud, (C) embezzlement, (D) theft or (E) any other act constituting a felony, in each case causing or that is reasonably likely to cause, material harm, financial or otherwise, to us; (ii) a willful and intentional act or failure to act, which is committed by the executive and which causes or can be expected to imminently cause material injury to us that is not cured by him within 15 days after written notice from the Board of Directors specifying such act or failure to act and requesting a cure; (iii) a willful and material breach of the employment agreement that is not cured by the executive within 15 days after written notice from the Board of Directors specifying the breach and requesting a cure; or (iv) habitual abuse of alcohol, narcotics or other controlled substances which materially impairs the executive’s ability to perform his duties under the employment agreement that is not cured by him within 15 days after written notice from the Board of Directors specifying such circumstances and requesting a cure. No act, or failure to act, will be deemed “willful” unless done, or omitted to be done, by the executive not in good faith and without a reasonable belief that his act, or failure to act, was in our best interest.
We have agreed to indemnify each of the executive officers with which we have an employment agreement to the fullest extent permitted by law.
Martin Quinn. Mr. Quinn’s current base salary is $543,711 per year. Mr. Quinn is eligible to receive an annual incentive award at a target bonus of 60% of base salary (up to a maximum opportunity of 120% of base salary). The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance our annual incentive plan. The agreement provides for a car allowance of $500 per month. Mr. Quinn is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.
Mr. Quinn’s employment agreement has an initial term of one year and will renew for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. Quinn (including by constructive termination) and automatically upon his death or disability. If his employment is terminated, then Mr. Quinn (or his estate) is entitled to payments under his employment agreement. If his employment is terminated because we do not renew the employment period, Mr. Quinn will be entitled to continue to receive his current base salary for a period of 24 months following the expiration of the employment period. Any payments under his employment agreement that constitute a parachute payment which exceed 2.99 times his base amount will be reduced to 2.99 times the base amount.
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
Jeffrey S. Kulka. Mr. Kulka’s current base salary is $354,269 per year. Mr. Kulka is eligible to receive an annual incentive award at a target bonus of 40% of base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Kulka is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.
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
Terry A. Moody. Mr. Moody’s current base salary is $364,986. Mr. Moody is eligible to receive an annual incentive award at a target bonus of 40% of his base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Moody is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, available to our executives.
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
Jeff J. Ertel, Mr. Ertel's current base salary is $288,922 per year. Mr. Ertel is eligible to receive an annual incentive award at a target bonus of 40% of base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Ertel is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.
Mr. Ertel's employment agreement has an initial term of one year and will renew for one-year periods on each anniversary of the date of the agreement unless terminated earlier. Employment can be terminated for cause, without cause or as a result of non-renewal by us, voluntarily by Mr. Ertel (including by constructive termination) and automatically upon his death or disability. If his employment is terminated, then Mr. Ertel (or his estate) is entitled to payments under his employment agreement. If his employment is terminated because we do not renew the employment period, Mr. Ertel will be entitled to continue to receive his current base salary for a period of nine months following the expiration of the employment period. Any payments under his employment agreement that constitute a parachute payment which exceed 2.99 times his base amount will be reduced to 2.99 times the base amount.
Any long-term incentive awards, such as stock options and restricted shares, outstanding at the time of termination of Mr. Ertel's employment will survive termination in accordance with their applicable terms.
The agreement provides that Mr. Ertel cannot solicit any of our customers or prospective customers or induce any person to terminate employment with us for a period of two years after termination for any reason. In addition, Mr. Ertel cannot engage in, invest in or render services to any entity engaged in the businesses in which we are engaged in any country for a period of one year after termination due to non-renewal, cause or voluntary termination (other than by constructive termination).
Disability is deemed to have occurred if Mr. Ertel is unable to perform the duties of his employment due to mental or physical incapacity for a period of six consecutive months.
Constructive termination is defined in the agreement as the occurrence of any of the following without Mr. Ertel's consent: (i) our failure to comply with the material terms of the agreement; (ii) a reduction in salary or bonus percentage (that does not apply to similarly situated executives) or a material reduction in his duties; (iii) any purported termination by us of his employment other than for cause; or (iv) if we assign the agreement to a successor of all or substantially all of our business or assets, and the successor fails to assume our obligations under the agreement.
E. Lee Qualls. Mr. Qualls' current base salary is $341,453 per year. Mr. Qualls is eligible to receive an annual incentive award at a target bonus of 40% of base salary. The actual amount of any annual incentive award is determined by the compensation committee based on the achievement of financial goals and on other critical initiatives in accordance with our annual incentive plan. Mr. Qualls is also entitled to participate in the benefit and health programs, including profit sharing and retirement plans, as well as long-term incentive programs available to our executives.
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
Potential Payments Upon Termination or Change in Control
As noted above, our employment agreements with each of Messrs. Quinn, Kulka, Moody, Ertel and Qualls provide for payments to the officer in the event of termination of employment. The employment agreements of the named executive officers do not contain specific provisions for compensating the officers upon a change in control of the Company. If the Company’s successor following a change of control does not assume the Company’s obligations under the employment agreements or makes certain changes in an officer’s compensation or duties that would be deemed to be a constructive termination, then the officer would be compensated in accordance with the constructive termination provisions of his employment agreement.
The table below sets forth information describing and quantifying certain compensation that would become payable under each named executive officer’s employment agreement if the officer’s employment had terminated on December 31, 2013.  The information is based on the officer’s compensation and benefits as of that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the 401(k) plan, disability benefits and accrued vacation pay.

Estimated Payments Upon Termination of Employment

					Perquisites and
Reason for termination of employment:	Salary		Bonus		Other Benefits		Total
Death
Martin Quinn................................................................	$—	(1)	$390,269	(2)	$—		$390,269
Jeffrey S. Kulka............................................................	—	(1)	165,465	(2)	—		165,465
Terry A. Moody.............................................................	—	(3)	169,241	(2)	—		169,241
Jeff J. Ertel...................................................................	—	(1)	135,931	(2)	—		135,931
E. Lee Qualls................................................................	—	(1)	160,646	(2)	—		160,646
Disability
Martin Quinn..............................................................	—	(1)	390,269	(2)	26,910	(4)	417,179
Jeffrey S. Kulka..........................................................	—	(1)	165,465	(2)	54,200	(5)	219,665
Terry A. Moody...........................................................	175,474	(6)	169,241	(2)	—		344,715
Jeff J. Ertel.................................................................		(1)	135,931	(2)	39,022	(4)	174,953
E. Lee Qualls.............................................................	—	(1)	160,646	(2)	26,139	(4)	186,785
Without cause/constructive termination
Martin Quinn..............................................................	1,055,750	(7)	316,725	(8)	14,397	(9)	1,386,872
Jeffrey S. Kulka..........................................................	343,118	(10)	165,465	(2)	27,100	(11)	535,683
Terry A. Moody...........................................................	350,948	(10)	169,241	(2)	14,147	(9)	534,336	(12)
Jeff J. Ertel (13)..........................................................	281,875	(10)	135,931	(2)	20,087	(9)	437,893
E. Lee Qualls (13).......................................................	333,125	(10)	160,646	(2)	13,733	(9)	507,504
Non-renewal/expiration of employment agreement
Martin Quinn..............................................................	1,055,750	(7)	316,725	(8)	14,397	(9)	1,386,872
Jeffrey S. Kulka..........................................................	343,118	(14)	—		—		343,118
Terry A. Moody...........................................................	350,948	(14)	—		—		350,948
Jeff J. Ertel.................................................................	211,406	(15)	—		15,065	(16)	226,471
E. Lee Qualls..............................................................	249,844	(15)	—		10,300	(16)	260,144
For cause/voluntary termination by employee
Martin Quinn..............................................................	—		—		—		—
Jeffrey S. Kulka..........................................................	—		—		—		—
Terry A. Moody...........................................................	—		—		—		—
Jeff J. Ertel.................................................................	—		—		—		—
E. Lee Qualls..............................................................	—		—		—		—

(1)	Base salary is paid in accordance with current payroll practices through the end of the pay period in which termination occurs.

(2)	Represents the bonus the officer would have been entitled to receive for the year in which termination occurs, prorated based on the number of days the officer was employed during such year.

(3)	Base salary is paid in accordance with current payroll practices through the end of the month in which termination occurs.

(4)	Represents contributions made by the Company on behalf of the officer under health insurance plans for two years following termination.

(5)	Represents contributions made by the Company on behalf of the officer under health insurance plans for two years following termination, plus a tax gross-up at an assumed tax rate of 40%.

(6)	Base salary is paid in accordance with current payroll practices until the earlier of 180 days and the commencement of any benefits under the Company’s long-term disability insurance.

(7)
Base salary is paid in accordance with current payroll practices for two years following termination. Non-renewal or expiration of the employment agreement of Mr. Quinn is deemed to be a termination without Cause.

(8)
Represents a bonus of 60% of base salary in effect as of the date of termination, in lieu of any bonus or portion of any bonus that the Company may have accrued or Mr. Quinn may have earned under the Annual Incentive Plan for the year in which termination occurred.

(9)	Represents contributions made by the Company on behalf of the officer under certain benefit plans, including health, life and disability insurance, for one year following termination.

(10)	Base salary is paid in accordance with current payroll practices for one year following termination.

(11)	Represents contributions made by the Company on behalf of the officer under health insurance plans for one year following termination, plus a tax gross-up at an assumed tax rate of 40%.

(12)	In certain circumstances, in lieu of the payments shown, the officer may elect to receive a lump sum payment of the present value of such benefits, at a 12% discount.

(13)
In the event of termination without cause or constructive termination, compensation will be reduced by the amount of compensation the officer receives if he obtains other employment during the termination pay period.

(14)	Base salary is paid in accordance with current payroll practices for one year following non-renewal/expiration of the employment agreement.

(15)	Base salary is paid in accordance with current payroll practices for nine months following non-renewal/expiration of the employment agreement.

(16)	Represents contributions made by the Company on behalf of the officer under certain benefit plans, including health, life and disability insurance, for nine months following termination.

The employment agreement for each of the above-named executive officers contains a provision for complying with Section 409A of the Internal Revenue Code relating to deferred payments, including the payment of severance. In addition, the agreements for Messrs. Quinn, Kulka, Moody, Ertel and Qualls limit severance payments, to the extent they are considered “parachute payments” under Section 280G of the Internal Revenue Code, to 299% of the employee’s “base amount” of compensation as defined in Section 280G. See “— Employment Agreements” above.
Each of our named executive officers has been granted stock options in our parent, Holdings, under the 2010 Equity Plan, described above in “Executive Compensation — Holdings 2010 Equity Incentive Plan.” Pursuant to the terms of the 2010 Equity Plan and each named executive officer’s non-qualified stock option award agreement, if a Realization Event occurs, including a change of control of Holdings, all outstanding options not vested or forfeited will become immediately and fully vested, subject to such named executive officer’s continued service to Holdings or its subsidiaries or affiliates. The intrinsic value of equity awards outstanding at December 31, 2013, that would become exercisable or vested in the event a change of control of Holdings occurred as of December 31, 2013, for each of the named executive officers is set forth in the table below.  See “— Holdings 2010 Equity Incentive Plan” and the Outstanding Equity Awards at Fiscal Year-End table, above.
Estimated Payments Upon Change in Control

Name	Unvested Options	Exercise Price	Value of Options (1)
Martin Quinn..............................................................	23,558	$10.00	$1,236,112
	11,779	30.00	382,471
	11,779	50.00	146,887
Jeffrey S. Kulka..........................................................	13,949	31.10	437,583
	6,975	31.10	218,791
	6,975	50.00	86,973
Terry A. Moody...........................................................	10,539	10.00	552,997
	5,270	30.00	171,106
	5,270	50.00	65,713
Jeff J. Ertel...............................................................	7,440	46.18	121,198
	3,720	46.18	60,599
	3,720	50.00	46,388
E. Lee Qualls...........................................................	14,000	49.23	185,360
	7,000	49.23	92,680
	7,000	50.00	87,290

(1)	Based on the fair market value of a share of common stock of Holdings on December 31, 2013 of $62.47, as determined by the Board of Directors of Holdings in accordance with the Stockholders Agreement.
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
The following table provides information on all cash and equity-based compensation earned, paid or awarded to non-employee directors during 2013, 2012 and 2011.

Non-Employee Director Compensation Table

Name(1)	Year	Fees Earned or Paid in Cash (2)	Option Awards (3)	Total
James O. Egan(4).....................................................	2013	$41,500	$—	$41,500
	2012	44,500	—	44,500
	2011	40,889	54,491	95,380
Eric K. Schwalm(5)....................................................	2013	37,000	—	37,000
	2012	37,000	—	37,000
	2011	23,973	53,641	77,614

(1)	Only members of our Board who are neither employees of the Company nor affiliates of Irving Place Capital receive compensation for their service as a director.

(2)
This column reflects the aggregate dollar amount of the annual base fee and annual fees for service on the Board of Directors and, in the case of Mr. Egan, acting as chairperson of the Audit Committee for the years ended December 31, 2013, 2012 and 2011.

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
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a director or as a member of the compensation committee or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. None of the current members of our Compensation Committee has ever been an officer or employee of Holdings or any of our subsidiaries. Mr. Korn is a managing director of Irving Place Capital, affiliates of which, along with its co-investors, hold 84.1% of the outstanding common stock on a fully diluted basis of Holdings. See “Certain Relationships and Related Party Transactions” included in Item 13 of this Report.

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
The following table sets forth the percentages of shares of preferred stock and common stock of Holdings that are beneficially owned as of March 28, 2014 by (1) each person who is known to us to be the beneficial owner of more than 5% of such shares, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Preferred Stock (#)	Percent of Class (1)	Amount and Nature of Beneficial Ownership of Common Stock (#)	Percent of Class (1)
IPC / Razor LLC (including its co-investors), c/o Irving Place Capital, 745 Fifth Avenue, 7th Floor New York, NY 10151 (2)	55,996	98.3%	3,484,000	98.1%
Martin Quinn (3)	113	*	70,236	1.9%
Terry A. Moody (4)	48	*	34,618	*
Jeffrey Kulka (5)	236	*	33,271	*
Michael A. McLain (2)(6)	—	—	30,688	*
James O. Egan (7)	64	*	10,000	*
Nick Varsam (8)	8	*	9,799	*
Jeff J. Ertel (9)	62	*	7,573	*
Lee Qualls (10)	35	*	7,000	*
Eric K. Schwalm (11)	32	*	6,000	*
Douglas R. Korn, c/o Irving Place Capital, 745 Fifth Avenue, 7th Floor New York, NY 10151 (2)(12)	—	—	—	—
All directors and executive officers as a group (10 persons)	598	1.0%	209,185	6.0%

*      Represents less than 1%.

(1)
Based on 56,981 shares of preferred stock and 3,552,435 shares of common stock outstanding as of March 28, 2014, and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

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

(3)	Includes options to purchase 63,236 shares of common stock exercisable within 60 days.

(4)	Includes options to purchase 31,618 shares of common stock exercisable within 60 days.

(5)	Includes options to purchase 18,599 shares of common stock exercisable within 60 days.

(6)
Mr. McLain owns less than one percent of the outstanding equity of IPC/Razor LLC. Mr. McLain disclaims beneficial ownership of the shares of Holdings that are owned by IPC/Razor LLC, except to the extent of his pecuniary interest therein. Includes options to purchase 30,688 shares of common stock exercisable within 60 days.

(7)	Includes options to purchase 6,000 shares of common stock exercisable within 60 days.

(8)	Includes options to purchase 9,299 shares of common stock exercisable within 60 days.

(9)	Includes options to purchase 3,720 shares of common stock exercisable within 60 days.

(10)	Includes options to purchase 7,000 shares of common stock exercisable within 60 days.

(11)	Includes options to purchase 4,000 shares of common stock exercisable within 60 days.

(12)
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
Affiliates of Irving Place Capital, along with its co-investors, hold approximately 84.1% of the outstanding common stock on a fully diluted basis of Holdings, which holds 100% of our outstanding equity. Our director Douglas R. Korn is a Senior Managing Director of Irving Place Capital.

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
Consulting Agreement
In exchange for strategic advisory assistance in 2010, Holdings entered into a consulting agreement with Michael McLain, our chairman, and other consultants. The aggregate amount paid pursuant to the consulting agreement for services rendered in 2013 was $883,000, of which $150,000 was paid to entities controlled by Mr. McLain. We also paid certain expenses incurred by the consultants.  We reduced the fees paid to Irving Place Capital pursuant to the management services agreement by $150,000 for the fees paid to entities controlled by Mr. McLain for services rendered pursuant to the consulting agreement through December 2013, and, as a result, we did not incur any additional cost for such services provided by the entities controlled by Mr. McLain.
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

Item 14.  Principal Accountant Fees and Services
During 2013 and 2012, KPMG LLP rendered services to us as our independent registered public accounting firm and charged fees for their services as follows:

Service Fees ($'s in thousands)	2013 Fees	2012 Fees
Audit Fees	$957	$1,009
Tax Fees	11	25
Other Fees	243	217
Total	$1,211	$1,251
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
Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval.  All 2013 and 2012 services were pre-approved by the Audit Committee.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Victor Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Victor Technologies Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victor Technologies Group, Inc, and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri
March 31, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net sales	$486,796	$496,130	$487,428
Cost of goods sold	301,689	316,234	329,629
Gross margin	185,107	179,896	157,799
Selling, general and administrative expenses	108,048	106,790	105,286
Amortization of intangibles	6,805	6,431	6,296
Restructuring	6,263	2,477	5,404
Operating income	63,991	64,198	40,813
Other expense:
Interest, net	(33,621)	(32,136)	(24,535)
Amortization of deferred financing costs	(2,664)	(2,351)	(1,711)
Loss on debt extinguishment	(2,463)	—	—
Income before income tax provision	25,243	29,711	14,567
Income tax provision	2,916	8,086	7,826
Net income	$22,327	$21,625	$6,741

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$22,327	$21,625	$6,741
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,578)	2,280	(1,385)
Pension and post-retirement	5,472	(1,742)	(4,337)
Comprehensive income	$20,221	$22,163	$1,019

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$30,610	$32,379
Accounts receivable, less allowance for doubtful accounts of $823 and $910	68,904	64,986
Inventory	96,983	100,609
Prepaid expenses	13,029	12,492
Deferred tax assets	2,011	2,423
Assets held for sale	1,500	—
Total current assets	213,037	212,889

Property, plant and equipment, net of accumulated depreciation of $35,232 and $26,515	61,627	75,894
Goodwill	195,743	187,123
Intangibles, net	152,633	136,788
Deferred financing fees, net	11,844	15,486
Other assets	1,362	559
Total assets	$636,246	$628,739

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Working Capital Facility	$22,336	$—
Current maturities of long-term obligations	1,284	1,563
Accounts payable	28,115	29,709
Accrued and other liabilities	39,763	36,717
Accrued interest	1,389	1,479
Income taxes payable	2,977	312
Deferred tax liabilities	7,115	4,436
Total current liabilities	102,979	74,216

Long-term obligations, less current maturities	324,416	357,520
Deferred tax liabilities	80,718	80,767
Other long-term liabilities	9,206	18,801
Total liabilities	517,319	531,304

Stockholder's equity:
Common stock, $0.01 par value:
Authorized -- 1,000 shares
Issued and outstanding -- 1,000 shares at December 31, 2013 and 2012	—	—
Additional paid-in capital	86,763	85,492
Retained earnings	36,013	13,686
Accumulated other comprehensive loss	(3,849)	(1,743)
Total stockholder's equity	118,927	97,435

Total liabilities and stockholder's equity	$636,246	$628,739

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
	Number of Shares	Par Value
December 31, 2010	1,000	$—	$176,035	$(14,680)	$3,441	$164,796
Comprehensive income	—	—	—	6,741	(5,722)	1,019
Capital contribution from Holdings	—	—	1,185	—	—	1,185
Stock compensation	—	—	570	—	—	570
December 31, 2011	1,000	$—	$177,790	$(7,939)	$(2,281)	$167,570
Comprehensive income	—	—	—	21,625	538	22,163
Dividend payment to Parent	—	—	(93,507)	—	—	(93,507)
Exercise of stock options	—	—	(39)	—	—	(39)
Capital contribution from Holdings	—	—	285	—	—	285
Stock compensation	—	—	963	—	—	963
December 31, 2012	1,000	$—	$85,492	$13,686	$(1,743)	$97,435
Comprehensive income (loss)	—	—	—	22,327	(2,106)	20,221
Exercise of stock options	—	—	(18)	—	—	(18)
Stock compensation	—	—	1,289	—	—	1,289
December 31, 2013	1,000	$—	$86,763	$36,013	$(3,849)	$118,927

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$22,327	$21,625	$6,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,749	20,640	22,519
Deferred income taxes	(1,382)	1,787	522
Stock compensation expense	1,289	963	570
Non-cash interest expense	750	563	—
Gain on disposal of assets	(908)	—	—
Loss on debt extinguishment	2,463	—	—
Restructuring costs, net of payments	772	(1,014)	1,866
Changes in operating assets and liabilities:
Accounts receivable, net	(3,789)	4,463	(5,977)
Inventory	6,220	(3,633)	(10,942)
Prepaid expenses	753	(49)	(895)
Accounts payable	(1,485)	(404)	2,929
Accrued interest	(90)	293	(8,103)
Accrued taxes	1,172	(2,644)	(1,010)
Accrued and other	(3,060)	(9,445)	(1,129)
Net cash provided by operating activities	46,781	33,145	7,091
Cash flows from investing activities:
Capital expenditures	(9,123)	(12,551)	(14,824)
Proceeds from sale of assets	9,887	—	—
Acquisition of business, net of cash acquired	(34,737)	(3,498)	—
Other	(481)	(655)	(899)
Net cash used in investing activities	(34,454)	(16,704)	(15,723)
Cash flows from financing activities:
Issuance (Repayment) of Senior Secured Notes due 2017	(33,000)	100,000	—
Senior Secured Notes discount	(990)	(5,200)	—
Dividend payment to Parent	—	(93,507)	—
Use of Trusteed Assets for redemption of Senior Subordinated Notes		—	183,685
Working Capital Facility borrowings	22,336	—	—
Repayment of Senior Subordinated Notes		—	(176,095)
Repayments of other long-term obligations	(1,462)	(2,347)	(1,443)
Deferred financing fees	(155)	(4,421)	—
Other	425	246	1,185
Net cash provided by (used in) financing activities	(12,846)	(5,229)	7,332
Effect of exchange rate changes on cash and cash equivalents	(1,250)	311	(243)
Total increase (decrease) in cash and cash equivalents	(1,769)	11,523	(1,543)
Total cash and cash equivalents beginning of period	32,379	20,856	22,399
Total cash and cash equivalents end of period	$30,610	$32,379	$20,856
Income taxes paid	$4,107	$8,975	$8,329
Interest paid, including $8,688 for defeased Sr. Subordinated Notes in 2011	$33,151	$31,230	$33,980

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data)

1. The Company
On December 3, 2010 (“Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of October 5, 2010 (the “Merger Agreement”), Razor Merger Sub Inc. (“Merger Sub”), a newly formed Delaware corporation, merged with and into Thermadyne, with Thermadyne surviving as a direct, wholly-owned subsidiary of Razor Holdco Inc., a Delaware corporation (“Acquisition”). Razor Holdco Inc. was then renamed Thermadyne Technologies Holdings, Inc. (“Technologies”).
Effective May 21, 2012, Thermadyne changed its name to Victor Technologies Group, Inc. (“Victor Technologies” or the "Company"). Thermadyne Technologies, the parent company of Victor Technologies, accordingly changed its name to Victor Technologies Holdings, Inc. ("Holdings").
Holdings’ sole asset is its 100% ownership of the stock of Victor Technologies.  Affiliates of Irving Place Capital (“IPC”), a private equity firm based in New York, along with its co-investors, hold 84.1% of the outstanding common stock on a fully diluted basis of Holdings, and certain members of Victor Technologies' management hold the remaining equity capital.
Victor Technologies, a Delaware corporation, is a designer, manufacturer and supplier of cutting, welding and gas control equipment used in various fabrication, construction and manufacturing operations around the world. The Company’s products are used in a wide variety of applications and industries, where steel is cut and welded, including steel fabrication,  manufacturing of transportation and mining equipment, many types of construction such as offshore oil and gas rigs, repair and maintenance of manufacturing equipment and facilities, and  shipbuilding.  The Company designs, manufactures and sells products in six principal categories: (1) gas equipment; (2) plasma power supplies, torches and consumable parts; (3) carbon arc gouging products; (4) welding equipment; (5) arc accessories, including torches, consumable parts and accessories; and (6) filler metals and hardfacing alloys. The Company markets its products under a portfolio of brands, many of which are the leading brand in their industry, including Victor®, Victor® Thermal Dynamics®, Victor® Arcair®, Victor® Turbo Torch®, Tweco®, Thermal Arc®, Stoody®, Firepower® and Cigweld®. We primarily sell our products through over 3,300 industrial distributor accounts, including large industrial gas manufacturers, in over 50 countries.

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
Inventories. Inventories in our domestic subsidiaries are valued at the lower of cost, using the last-in, first-out (“LIFO”) method, or current estimated market. Inventories in our international subsidiaries are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or current estimated market.
Property, Plant and Equipment. Property, plant and equipment acquired in connection with acquisitions are initially recorded at fair market value; all other additions are recorded at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings and improvements— 10 to 25 years; and machinery and equipment— 3 to 10 years. Property, plant and equipment recorded under capital leases are depreciated based on the lesser of the lease term or the underlying asset’s useful life. Impairment losses are recorded on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Depreciation expense was $12,280, $11,858 and $14,512 for the years ended December 31, 2013, 2012 and 2011, respectively.
Deferred Financing Costs. Loan origination fees and other costs incurred arranging long-term financing are capitalized as deferred financing costs and amortized on an effective interest method over the term of the credit agreement.  Deferred financing costs totaled $18,205 and $19,718 at December 31, 2013 and 2012, respectively, less related accumulated amortization of $6,361 and $4,232.
Goodwill and Intangibles. Goodwill and trademarks have indefinite lives, with the exception of trademarks obtained in the 2013 and 2012 acquisitions of Gas-Arc and Robotronic Oy, respectively. Other intangibles assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. See Note 7 – Intangible Assets.
For acquisitions, goodwill is calculated as of the date of the acquisition, measured as the excess of the consideration transferred over the fair value of the net identifiable assets (including intangible assets) acquired and the liabilities assumed.
Goodwill and trademarks are tested for impairment annually, as of December 1st, or more frequently if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The impairment analysis is performed on a consolidated enterprise level based on one reporting unit. The Company has determined that no impairment of goodwill or trademarks existed at December 1, 2013.
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
Debt. The carrying values of the obligations outstanding under the Working Capital Facility and other long-term obligations, excluding the Senior Secured Notes, approximate fair values since these obligations are fully secured and have varying interest charges based on current market rates. The fair value of the Company’s Senior Secured Notes was 107.0% and 106.5% of face value at December 31, 2013 and 2012, respectively.  The fair value of the Senior Secured Notes is measured using the last available trade in each respective year.
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
One customer comprised 11%, 10% and 12% of the Company’s global sales for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s top five distributors comprised 27% , 27% and 29% of its global net sales for the years ended December 31, 2013, 2012 and 2011, respectively.
Product Warranty Programs. Various products are sold with product warranty programs. Provisions for warranty programs are made as the products are sold and adjusted periodically based on current estimates of anticipated warranty costs. The following table provides the activity in the warranty accrual:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$4,500	$4,600	$3,200
Charged to expense	4,058	4,018	5,370
Warranty payments	(3,966)	(4,118)	(3,970)
Balance at end of period	$4,592	$4,500	$4,600
Research and Development. Research and development is conducted in connection with new product development and includes costs of materials used in the development process and allocated engineering personnel costs. Research and development costs were approximately $4,500, $4,600 and $4,200 for the years ended December 31, 2013, 2012 and 2011, respectively. These costs are reflected in selling, general & administrative expenses as incurred.
Foreign Currency Translation. Local currencies have been designated as the functional currencies for all operating subsidiaries. Accordingly, assets and liabilities of the international subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items of these subsidiaries are translated at average monthly rates of exchange.
Accumulated Other Comprehensive Income. Accumulated other comprehensive income refers to net income adjusted by gains and losses that, according to GAAP, are excluded from net income and are instead included in stockholders’ equity in the consolidated balance sheets.  As shown in the Statement of Comprehensive Income, these items include foreign currency translation adjustments and pension and post-retirement benefit plan adjustments. For the year ended December 31, 2013, these amounts are net of deferred income taxes of $4,646 for cumulative foreign currency translation loss and $3,354 for pension and post-retirement benefit plan gain.
Effect of New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740)" ("ASU 2013-11"). ASU 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a carryforward is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. ASU No. 2013-11 is effective prospectively to all unrecognized tax benefits that exists at the effective date for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net income in their entirety, an entity must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, an entity must provide a cross reference to the required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions does not impact the Company's financial condition or results of operations.

3. Acquisitions
Gas-Arc Group Limited. On October 31, 2013, the Company acquired all of the outstanding share capital of Gas Arc Group Ltd., ("Gas-Arc"), a leader in the design and manufacturing of specialty gas and industrial gas control products based in the United Kingdom. The acquisition price was $39,015, of which $32,831 was paid in October 2013, and the remainder paid in January 2014, of $6,184. The acquisition of Gas-Arc enables us to expand our presence in Europe and leverage strengths in the high purity and medical gas control markets globally.
The acquisition is accounted for in accordance with United States accounting guidance for business combinations. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of October 31, 2013. Transaction related fees and expenditures of $1,871, incurred for advisory, legal, valuation and other professional services were recorded in selling, general and administrative expenses in the Consolidated Financial Statements for the year ended December 31, 2013. The preliminary allocation of purchase price to the assets and liabilities, as of December 31, 2013 has been determined by management with the assistance of externally prepared valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analysis are completed. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow.

October 31, 2013
Accounts receivable	$2,258
Inventory	4,814
Prepaid expenses and other	342
Property, plant and equipment	4,767
Goodwill	13,504
Intangibles	21,506
Accounts payable	(797)
Accrued and other liabilities	(7,379)
Net consideration	$39,015
The Company recognized $13,504 of goodwill and $21,506 of other intangible assets associated with the acquisition. The goodwill is not expected to be deductible for tax purposes. The following table summarizes Intangible assets acquired, excluding Goodwill, as of October 31, 2013:

October 31, 2013
Customer relationships	$20,544
Tradenames	481
Non-compete agreement	481
Total amortizable intangible assets	$21,506
The Company estimated that the customer relationships, tradenames and non-compete agreement have useful lives of twenty-years, four-years and three-years, respectively.
Unaudited Pro Forma Financial Information
The acquisition of Gas-Arc was accounted for using the acquisition method of accounting and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. The following unaudited proforma financial information presents the Company's consolidated financial information assuming the acquisition of Gas-Arc had taken place on January 1, 2012. For the 12-months ended December 31, 2012, Gas-Arc had net sales of $13,557 and net income of $1,483. For the 10-months ended, and preceding the October 31, 2013 date of acquisition, Gas-Arc had net sales of $11,534 and net income of $3,941. These amounts are presented in accordance with GAAP, consistent with the Company's accounting policies.

	Year Ended December 31,
	2013	2012
Net sales	$498,330	$509,687
Net income	26,268	23,108
2012 Activity
Robotronic Oy. On July 13, 2012, the Company acquired all of the capital stock of Robotronic Oy, the parent company of ProMotion Controls, Inc., a leading maker of advanced, intelligent CNC controllers used in shape-cutting machines. Cash paid at the time of purchase was $3,498. The total purchase price, net of cash acquired and including the outstanding debt of the companies acquired, as well as an earn-out provision based on specified sales targets, was $4,493. The acquisition was financed with cash on hand. The process of assigning fair value to the assets acquired and liabilities assumed was complete as of December 31, 2012. The Company recognized $3,211 of goodwill associated with the acquisition. The goodwill is not expected to be deductible for tax purposes.

4. Allowance for Doubtful Accounts
The composition of allowance for doubtful accounts at December 31 is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance, beginning of period	$910	$750	$400
Provision (Recovery)	206	297	266
Net Write-offs and Adjustments	(293)	(137)	84
Balance, end of period	$823	$910	$750

5. Inventories
The composition of inventories at December 31 is as follows:

	December 31, 2013	December 31, 2012
Raw materials and component parts	$30,004	$34,919
Work-in-process	4,248	4,192
Finished goods	60,699	60,911
Subtotal	94,951	100,022
LIFO credit	2,032	587
Total	$96,983	$100,609

The Company uses the Dollar-Value LIFO method to calculate the LIFO adjustment. Under this method, the current year calculation recognized an inventory balance greater than the FIFO method primarily due to a decline in raw material prices below base year (December 2010) values. The Company used the Inventory Price Index Computation (IPIC) method for tax purposes as required by IRS regulations. The base year for tax purposes ranges from 1988 to 1990, resulting in a tax LIFO reserve of $18,495.
The carrying value of inventories accounted for by the last-in, first-out (LIFO) inventory method exclusive of the LIFO reserve at December 31, 2013 and 2012 was $70,109 and $76,819, respectively.  The remaining inventory amounts are held in international locations and accounted for using the first-in first-out method.

6. Property, Plant, and Equipment
The composition of property, plant and equipment is as follows:

	December 31, 2013	December 31, 2012
Land	$616	$14,580
Building	7,064	16,787
Machinery and equipment	86,094	66,242
Construction in progress	3,085	4,800
Subtotal	96,859	102,409
Accumulated depreciation	(35,232)	(26,515)
Total	$61,627	$75,894
Assets recorded under capitalized leases were $4,703 ($1,639 net of accumulated depreciation) and $6,769 ($3,337 net of accumulated depreciation) at December 31, 2013 and 2012, respectively.
In the fourth quarter of 2013, we sold a facility in Australia. The net proceeds from the sale were $9,887, resulting in a pre-tax gain of $908.

7. Intangible Assets
The composition of intangible assets is as follows:

	December 31, 2013	December 31, 2012
Amortizable intangible assets:
Customer relationships	$70,708	$49,546
Intellectual property bundles	77,476	77,476
Patents	2,223	1,742
Non-compete agreement	495	—
Developed technology	1,271	1,277
Trademarks	1,187	664
Subtotal	153,360	130,705
Accumulated amortization	(20,068)	(13,258)
Total amortizable intangible assets	$133,292	$117,447

Indefinite-lived intangible assets:
Goodwill	$195,743	$187,123
Trademarks	19,341	19,341
Total indefinite-lived intangible assets	$215,084	$206,464
During the years ended December 31, 2013 and 2012, the Company added intangibles assets related to acquisitions of $21,576 and $2,253, respectively. The intangibles acquired consist of customer relationships, developed technology, trademarks and a covenant not to compete.
The Company recorded amortization expense for intangibles of $6,805, $6,431 and $6,296 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for each of the next five fiscal years is expected to approximate $7,812.
Customer Relationships
The Company sells primarily to distributors, who sell the products to end users. Management determined the value of customer relationships with the assistance of an asset appraisal firm, using a multi-period excess earnings approach, which estimates fair value based on earnings and the application of a discounted cash flow methodology. In the application of this method, the nature of the customer relationship, historical attrition rates and the estimated future cash flows of existing customers at the appraisal date were considered.
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
Goodwill
For acquisitions, goodwill is measured as the excess of the consideration transferred over the net amounts of the identifiable assets acquired and the liabilities assumed, all measured in accordance with ASC Topic 805.
The change in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

Carrying Amount of Goodwill
Balance as of December 31, 2011	$182,429
Acquisition of business	3,211
Foreign currency translation	1,483
Balance as of December 31, 2012	187,123
Acquisition of business	15,037
Foreign currency translation	(6,417)
Balance as of December 31, 2013	$195,743

8. Debt and Capital Lease Obligations
The composition of debt and capital lease obligations is as follows:

	December 31, 2013	December 31, 2012
Working Capital Facility	$22,336	$—
Senior Secured Notes due December 15, 2017, 9% interest payable semi-annually on June 15 and December 15	327,000	360,000
Senior Secured Notes discount	(3,527)	(4,637)
Capital leases	2,227	3,720
Long-term debt	348,036	359,083
Current maturities	(23,620)	(1,563)
Long-term debt, less current maturities	$324,416	$357,520

At December 31, 2013, the schedule of principal payments of debt is as follows:
2014		$23,620
2015		736
2016		183
2017		327,032
2018		2
Thereafter		—

Interest of $33,151, $31,230 and $33,980 was paid for years ended 2013, 2012 and 2011, respectively.
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
The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of Victor Technologies’ existing and future domestic subsidiaries and by its Australian subsidiaries Victor Technologies Australia Pty Ltd. and Cigweld Pty Ltd.  The Senior Secured Notes and guarantees are secured, subject to permitted liens and except for certain excluded assets, on a first priority basis by substantially all of Victor Technologies’ and the guarantors’ current and future property and assets (other than accounts receivable, inventory and certain other related assets that secure, on a first priority basis, Victor Technologies’ and the guarantors’ obligations under Victor Technologies’ Working Capital Facility (as defined below)), including the capital stock of each subsidiary of Victor Technologies (other than immaterial subsidiaries), which, in the case of non-guarantor international subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier international subsidiary, and on a second priority basis, by substantially all the collateral that secures the Working Capital Facility on a first priority basis.

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
On or after December 15, 2013, Victor Technologies may redeem all or a part of the Senior Secured Notes at redemption prices set forth in the Indenture (expressed as a percentage of principal amount of Notes to be redeemed) ranging from 106.75% to 100%, depending on the date of redemption.  At any time prior to December 15, 2013, the Company could redeem, subject to applicable notice and other requirements:

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
On December 12, 2013, the Company redeemed $33,000, or 9.17%, of outstanding principal amount of Senior Secured Notes at a price of 103%, plus accrued and unpaid interest, recognizing a loss of $2,463.
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
On October 30, 2013, the Company entered into an amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement, dated as of December 3, 2010 (the "Credit Agreement") with General Electric Capital Corporation. Pursuant to the terms of the Amendment, (i) the Gas-Arc acquisition was specifically designed as a "Permitted Acquisition" (as defined in the Credit Agreement), (ii) the Company modified certain covenants applicable to it, including those relating the investments and prepayments or redemptions of other indebtedness, to provide for greater flexibility going forward and (iii) the maturity date with respect to the Credit Agreement was extended by one year. Transaction related costs of $152 were incurred in connection with the Amendment. The Company remains in compliance with all debt covenants. The Working Capital Facility expires on December 2016.
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
At December 31, 2013, borrowings outstanding under the Working Capital Facility were $22,336 and the unused availability, net of $1,142 in outstanding letters of credit, was $22,748.
The Company's weighted average interest rate on its short-term borrowings was 4.00% for the year ended December 31, 2013. There were no borrowings under the Working Capital Facility during the year ended December 31, 2012. The Company’s weighted average interest rate on its short-term borrowings was 4.78% for the year ended December 31, 2011.
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
At December 31, 2013, the Company was in compliance with its financial covenants and expects to remain in compliance.
Senior Subordinated Notes Due 2014
On February 1, 2011, the Company utilized $183,685 of Trusteed Assets to redeem in full $176,095 of the Senior Subordinated Notes due 2014 plus a call premium and accrued interest. The Trust to fund the redemption was established at the time of the Acquisition.
9. Derivative Instruments
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
The notional amount of open foreign exchange derivative instruments at December 31, 2013 and 2012 was $21,607 and $15,313, respectively. The fair values of these contracts were not material to the consolidated financial statements as of and for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013, the maximum length of time of the foreign exchange rate derivative instruments the Company has entered into is six months.
The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, includes an immaterial collateral deposit and the forfeiture of any unrealized gains.  The Company does not expect the counterparties to fail to meet their obligations.

10.  Fair Value Measurements
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
There were no transfers between Levels 1, 2, or 3 fair value measurements during the years ended December 31, 2013, 2012 and 2011.  The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts.  While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into these arrangements with a diversified group of highly-rated counterparties.  The Company does not expect any counterparties to fail to meet their obligations.
The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short-term nature of these instruments at both December 31, 2013 and 2012.  See Note 2 - Significant Accounting Policies for the fair value estimate of debt and Note 10 – Derivative Instruments for the fair value of the derivative instruments, which are both considered Level 1 inputs. Also, see Note 18 - Employee Benefits Plans for the fair value of the pension plans' assets.

11. Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2013 are as follows:

	Capital Leases	Operating Leases
2014	$1,388	$8,658
2015	754	6,867
2016	187	5,735
2017	32	5,059
2018	2	3,638
Thereafter	—	9,082
Total minimum lease payments	2,363	$39,039
Amount representing interest	(136)
Present value of net minimum lease payments, including current obligations of $1,284	$2,227
Rent expense under operating leases amounted to $8,985, $10,344 and $9,561 for the years ended December 31, 2013, 2012 and 2011, respectively.

12. Restructuring
Program implemented in 2013
During 2013, the Company committed to a restructuring plan that included exit activities at its Melbourne, Australia manufacturing location.  These exit activities, which were completed in 2013, impacted approximately 45 employees and were intended to reduce the Company’s fixed cost structure and better align its Asia-Pacific manufacturing and distribution footprint.
The following provides a summary of the total restructuring costs incurred during 2013:

($'s in thousands)	Year Ended December 31, 2013
Employee termination benefits	$5,502
Other restructuring costs	404
Total restructuring costs	$5,906
Employee termination benefits primarily include severance payments to employees impacted by exit activities as well as pension curtailment and settlement losses. Other restructuring costs include expenses to relocate certain individuals and equipment to other manufacturing locations and employee training costs.
The following is a detail of the liabilities associated with the restructuring activities during 2013, which are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of December 31, 2013:

($'s in thousands)	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$5,502	$404	$5,906
Payments and other adjustments	(5,477)	(404)	(5,881)
Balance as of December 31, 2013	$25	$—	$25
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
The following provides a summary of restructuring costs incurred for the years ended December 31, 2013, 2012 and 2011, respectively, and the total expected restructuring costs associated with these activities by major type of cost:

	Year Ended December 31,			As of December 31, 2013
	2013	2012	2011	Cumulative Restructuring Costs	Total Expected Restructuring Costs
Employee termination benefits	$116	$972	$3,197	$4,285	$4,300
Other restructuring costs	241	1,505	2,207	3,953	4,000
Total restructuring costs	$357	$2,477	$5,404	$8,238	$8,300
Employee termination benefits primarily include severance and retention payments to employees impacted by exit activities.  Other restructuring costs include changes to the lease terms of the impacted facility, expense to relocate certain individuals and equipment to other manufacturing locations and employee training costs.
The following is a rollforward of the liabilities associated with the restructuring activities since the inception of the plan.  The liabilities are reported as a component of accrued and other liabilities in the accompanying consolidated balance sheet as of December 31, 2013 and 2012, respectively.

	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	$3,197	$2,207	$5,404
Payments and other adjustments	(1,626)	(1,912)	(3,538)
Balance as of December 31, 2011	$1,571	$295	$1,866
Charges	972	1,505	2,477
Payments and other adjustments	(1,882)	(1,609)	(3,491)
Balance as of December 31, 2012	661	191	852
Charges	116	241	357
Payments and other adjustments	(592)	(329)	(921)
Balance as of December 31, 2013	$185	$103	$288

The remaining payments for these exit activities are primarily related to severance benefits for employee terminations expected at the end of June 2014.

13. Income Taxes
Income (loss) before income taxes was allocated under the following jurisdictions:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Domestic income (loss)	$15,209	$11,938	$(6,548)
Foreign income	10,034	17,773	21,115
Income before income taxes	$25,243	$29,711	$14,567

The provision (benefit) for income taxes is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$1,376	$—	$—
Foreign	2,912	5,116	6,567
State and local	508	374	325
Total current	4,796	5,490	6,892
Deferred	(1,880)	2,596	934
Income tax provision	$2,916	$8,086	$7,826
The composition of deferred tax assets and liabilities at December 31 is as follows:

	2013	2012
Deferred tax assets:
Post-employment benefits	$2,215	$2,798
Accrued liabilities	2,730	3,922
Other	133	2,970
Net operating loss carryforwards - foreign and U.S.	41,136	47,070
Total deferred tax assets	46,214	56,760
Valuation allowance for deferred tax assets	(1,969)	(8,782)
Net deferred tax assets	$44,245	$47,978
Deferred tax liabilities:
Intangibles	$(48,355)	$(45,694)
Inventories	(8,088)	(7,185)
Property, plant, and equipment	(6,415)	(7,480)
Investment in subsidiary	(66,786)	(69,919)
Total deferred tax liabilities	(129,644)	(130,278)
Net deferred tax liabilities	$(85,399)	$(82,300)
Income taxes paid for the years ended December 31, 2013, 2012 and 2011 was $4,107, $8,975 and $8,329, respectively.
The provision for income tax differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Tax at U.S. statutory rates	$8,835	$10,399	$5,098
Foreign deemed dividends (Section 956)	6,575	2,957	4,046
Nondeductible expenses and other exclusions	(175)	71	(77)
Nondeductible acquisition expenses	237	120	—
Valuation allowance for deferred tax assets	(4,994)	(6,250)	(2,063)
Foreign tax credits	(4,102)	—	—
Foreign tax rate differences and nonrecognition of foreign tax loss benefits	(836)	(704)	(966)
State income taxes	261	456	441
Change in basis of investment of subsidiary	(2,885)	1,037	1,347
Income tax provision	$2,916	$8,086	$7,826
As a result of the Company’s bankruptcy restructuring in 2003, the Company recognized cancellation of indebtedness income.  Under Internal Revenue Code Section 108, this cancellation of indebtedness income is not recognized for income tax purposes, but reduced various tax attributes, primarily the tax basis in the stock of a subsidiary, for which a deferred tax liability was recorded.
As of December 31, 2013, the Company has net operating loss carryforwards from the years 2003 through 2010 available to offset future U.S. taxable income of approximately $95,486. The Company has recorded a related deferred tax asset of $40,853 with a

$1,686 valuation allowance, given the uncertainties regarding utilization of a portion of these net operating loss carryforwards. The net operating losses in the U.S. will expire between the years 2022 and 2030. The Company adopted Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations," effective January 1, 2009, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  After adoption of this pronouncement, the benefit of net operating loss carryovers reduces income tax expense as the carryovers are utilized.
The Company’s policy is to include both interest and penalties on uncertain positions and underpayments of income taxes in its income tax provision.  Total interest accrued was $317 and $331 as of December 31, 2013 and 2012, respectively.  No penalties were accrued for either date by the Company.
A reconciliation of the Company’s Reserve for Uncertain Tax Positions is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance at beginning of period	$1,224	$1,346	$1,495
Additions based on tax positions related to the current year	154	150	146
Reductions for tax positions of prior years	(255)	(272)	(295)
Balance at end of period	$1,123	$1,224	$1,346
The Company did not make any payments related to the Reserve for Uncertain Tax Positions in 2013.  The $255 of reductions for 2013 reduced the 2013 income tax provision expense and the $272 of reductions for 2012 reduced the 2012 income tax provision expense.  The Company does not expect to make payments related to the Reserve for Uncertain Tax Positions in the next twelve months.
The Company’s U.S. federal income tax returns for tax years 2010 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s state income tax returns for 2009 through 2013 remain subject to examination by various state taxing authorities.  The Company’s significant foreign subsidiaries’ local country tax filings remain open to examination as follows:  Australia (2009-2013), Canada (2008-2013), United Kingdom (2007-2013) and Italy (2006-2013).  No extensions of the various statutes of limitations have currently been granted.
The Company’s foreign subsidiaries have undistributed earnings at December 31, 2013 of approximately $33,360. The Company has recognized the estimated U.S. income tax liability associated with approximately $21,140 of these foreign earnings because of the applicability of I.R.C. Section 956 for earnings of foreign entities which guarantee the indebtedness of a U.S. parent. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to withholding taxes payable to the various foreign countries estimated as $1,216.

14. Contingencies
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
In January 2014, the U.S. Environmental Protection Agency (the "EPA") issued Special Notice Letters to over 400 entities, including the Company, alleging that they, along with over 100 potentially responsible parties ("PRPs") who received General Notice Letters in November 2011, are PRPs at the Chemetco Superfund site in Hartford, Illinois. As a PRP, we may be responsible to pay a portion of the costs of developing a Remedial Investigation and Feasibility Study ("RI/FS") for this site and the ultimate cleanup of hazardous materials located at this site. Based on currently known facts and circumstances relating to this site, including the amount of materials contributed by the Company, the number of other PRPs who will likely share in any RI/FS and cleanup costs and their respective contributions, and the ongoing investigation into other potential PRPs who contributed materials to this site, the Company does not have sufficient facts on which it may estimate its liability related to this site. The Company believes this matter will not have a material adverse effect on its results of operations, financial position or cash flows. It is possible that additional information may be determined and other future developments may arise that expand the scope and cost of remediation at this site and that, as a result, the Company could incur obligations that may be material.
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

15. Stock Options and Stock-Based Compensation
Holdings adopted the Victor Technologies Group, Inc. 2010 Equity Incentive Plan (the "2010 Equity Plan") on December 2, 2010. The 2010 Equity Plan provides officers, directors and employees of Holdings and its subsidiaries and affiliates, including the Company, with appropriate incentives and rewards through a proprietary interest in the long-term success of Holdings. The 2010 Equity Plan permits the distribution of up to 619,959 authorized shares of the Holdings’ common stock. Options become exercisable ratably over a five year period and expire ten years after the grant date. The Board of Directors of Holdings administers and determines the terms of all stock awards made under the 2010 Equity Plan.
Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The following table shows the weighted-average assumptions used to calculate the fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected life	5.0 years	5.0 years	5.0 years
Risk-free interest rate	1.31%	0.67%	0.94%
Expected volatility	0.00%	0.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value	$11.91	$10.67	$6.99
Stock compensation cost included in selling, general and administrative expense for the years ended December 31, 2013, 2012 and 2011was $1,289, $963 and$570, respectively. Total stock-based compensation cost related to non-vested awards not yet recognized as of December 31, 2013, was approximately $4,254 and the weighted average period over which this amount is expected to be recognized was approximately 2.2 years.
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
Stock option activity for the year ended December 31, 2013 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	586,216
Granted	26,450
Exercised	(7,100)
Forfeited	(15,276)
Outstanding at December 31, 2013	590,290	$31.32	7.5 years	$18,488
Exercisable at December 31, 2013	284,673	$27.43	7.3 years	$7,809
As of December 31, 2013, there were 284,673 options vested. The total intrinsic value of options exercised for the years ended December 31, 2013 and 2012 was $146 and $100, respectively. There were no exercises of options during the year ended December 31, 2011.
Following is a summary of stock options outstanding as of December 31, 2013:

	Number of Stock Options	Weighted-Average Remaining Contractual Term	Shares Exercisable
Options outstanding:
Exercise Price at $10.00	206,278	7.1 years	120,847
Exercise Price at $30.00	102,644	7.1 years	60,424
Exercise Price at $31.10	47,427	7.9 years	18,971
Exercise Price at $44.10	1,912	8.3 years	382
Exercise Price at $46.18	20,925	8.7 years	4,185
Exercise Price at $49.23	43,477	8.6 years	8,695
Exercise Price at $50.00	141,177	7.4 years	71,169
Exercise Price at $56.71	5,000	9.3 years	—
Exercise Price at $62.47	21,450	9.9 years	—
Total	590,290		284,673

16. Segment Information
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
Geographic Information
Reportable geographic regions are the Americas, Asia-Pacific and Europe/Rest of World (ROW). Summarized financial information concerning the Company’s geographic segments for its operations is shown in the following tables:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net Sales:
Americas	$334,027	$328,041	$315,858
Asia-Pacific	113,393	131,807	133,539
Europe/ROW	39,376	36,282	38,031
Total	$486,796	$496,130	$487,428
For the years ended December 31, 2013, 2012 and 2011, U.S. sales comprised 83%, 84% and 84% of America’s sales, respectively, while Australia sales comprised 68%, 74% and 74% of Asia-Pacific sales, respectively.
Long-lived assets (excluding goodwill, intangibles and deferred taxes) are as follows:

	December 31, 2013	December 31, 2012
Identifiable Assets:
Americas	$22,082	$70,596
Asia-Pacific	6,088	19,237
Europe/ROW	46,242	1,625
Total	$74,412	$91,458
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

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Product Lines:
Gas equipment	$172,453	$171,232	$173,159
Plasma cutting systems	85,244	84,086	81,578
Carbon arc gouging products	26,643	27,539	26,525
Welding equipment	45,970	52,099	47,473
Arc accessories	67,413	67,505	63,068
Filler metals and hardfacing alloys	89,073	93,669	95,625
Total	$486,796	$496,130	$487,428

17. Employee Benefit Plans
Defined Contribution Plans:
401(k) Retirement Plan. The Company has a voluntary 401(k) employee benefit plan which covers substantially all eligible domestic employees. The Company matches 50% of an employee's contribution to the plan up to a maximum contribution of 3.0% of the employee's eligible compensation, with a supplemental matching contribution based on financial performance. Total expenses for this plan were $1,065, $1,179 and $961 for the years ended 2013, 2012 and 2011, respectively.
Australian Defined Contribution Plan.  The Company’s Australian subsidiary has a defined contribution plan, which covers all of its employees not in its defined benefit plan, except as discussed below. The Company, in accordance with Australian law, contributes 9% of each eligible employee’s compensation to this plan. Total expenses for this plan were $391, $370 and $330 for the years ended 2013, 2012 and 2011, respectively.
Defined Benefit Plans: The Company has defined benefit plans in the U.S., Canada and Australia.  The Company’s U.S. subsidiaries historically provided pension benefits through three noncontributory defined benefit pension plans which covered substantially all U.S. employees.  The Company froze and combined the three U.S. noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989, into one plan (the “U.S. Plan”).  All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990.  The Canadian subsidiary has a defined benefit plan which covers substantially all of the Company’s Canadian employees, and continues to provide pension benefits to these employees.  The Company’s Australian subsidiary has a Superannuation Fund (the “Fund”) established by a Trust Deed, which provides defined pension benefits to the Company’s Australian employees and was closed to new participants effective July 1, 2000. The Fund’s pension benefits are funded through mandatory participant contributions and the Company’s actuarially determined contributions. Weekly paid or award governed employees that participate in the Fund also get a 3% Company paid contribution into the Fund.
Net periodic costs under the defined benefit plans include the following components:

	U.S. and Canadian Plans
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Components of the net periodic benefit (income) cost:
Service cost	$150	$138	$164
Interest cost	1,150	1,254	1,392
Expected return on plan assets	(1,616)	(1,543)	(1,549)
Amortization of net loss	293	169	—
Benefit (income) cost	$(23)	$18	$7
Weighted-average assumptions used to determine net periodic pension (income) cost:
Measurement date	December 31, 2012	December 31, 2011	December 31, 2010
Discount rate - U.S.	3.45%	4.00%	5.10%
Discount rate - Canada	4.00%	4.50%	4.50%
Expected long-term rate of return on plan assets - U.S.	7.25%	7.75%	8.00%
Expected long-term rate of return on plan assets - Canada	7.50%	7.50%	7.50%
Rate of compensation increase - U.S.	N/A	N/A	N/A
Rate of compensation increase - Canada	4.00%	4.00%	4.00%
Other changes in plan assets and benefit obligations recognized in AOCI:
Net (gain) loss	$(3,728)	$1,631	$4,859
Total recognized in other comprehensive income	$(3,728)	$1,631	$4,859

Total recognized in net periodic post-retirement (income) cost and AOCI	$(3,751)	$1,649	$4,866
Estimated amortization from AOCI into net periodic post-retirement benefit cost over the next fiscal year:
Amortization of net loss	$—	$296	$167

	Australian Plan
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Components of the net periodic benefit cost:
Service cost	$832	$963	$998
Interest cost	1,089	1,666	1,798
Expected return on plan assets	(1,037)	(1,517)	(1,639)
Amortization of net loss	15	—	—
Curtailment loss	964	—	—
Settlement loss	690	427	—
Benefit cost	$2,553	$1,539	$1,157
Weighted-average assumptions used to determine net periodic pension (income) cost:
Measurement date	December 31, 2012	December 31, 2011	December 31, 2010
Discount rate	4.70%	6.50%	7.60%
Expected long-term rate of return on plan assets	5.00%	6.00%	6.00%
Rate of compensation increase	3.50%	4.00%	4.00%
Other changes in plan assets and benefit obligations recognized in AOCI:
Net (gain) loss	(2,886)	2,160	1,947
Settlement (gain)	(705)	(427)	—
Total recognized in other comprehensive income	$(3,591)	$1,733	$1,947

Total recognized in net periodic post-retirement (income) cost and OCI	$(1,038)	$3,272	$3,104
Estimated amortization from AOCI into net periodic post-retirement benefit cost over the next fiscal year:
Amortization of net loss	$—	$65	$—

The following tables provide a reconciliation of benefit obligations, plan assets and status of the defined benefit pension plans as recognized in the consolidated balance sheets for the U.S., Canadian Plans and the Australian Plan for the years ended December 31, 2013 and 2012, respectively.

	U.S. and Canadian Plans
	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$33,471	$31,566
Service cost	150	138
Interest cost	1,150	1,254
Actuarial (gain) loss	(2,940)	2,100
Benefits paid	(1,505)	(1,689)
Currency translation	(136)	102
Benefit obligation at end of year	$30,190	$33,471

Change in plan assets:
Fair value of plan assets at beginning of year	$22,225	$19,846
Actual return on plan assets	2,992	2,374
Employer contributions	1,625	1,612
Benefits paid	(1,505)	(1,689)
Currency translation	(102)	82
Fair value of plan assets at end of year	$25,235	$22,225

Funded status of the plan	$(4,955)	$(11,246)

Amounts recognized in the balance sheet:
Noncurrent liabilities	$(4,955)	$(11,246)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$923	$5,558
Accumulated other comprehensive income	$923	$5,558
Accumulated benefit obligation	$30,190	$33,471

Weighted-average assumptions used to determine benefit obligations:
Measurement date	December 31, 2013	December 31, 2012
Discount rate - U.S.	4.35%	3.45%
Discount rate - Canada	4.75%	4.00%
Rate of compensation increase - U.S.	N/A	N/A
Rate of compensation increase - Canada	2.50%	4.00%

	Australian Plan
	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$30,125	$27,141
Service cost	832	963
Interest cost	1,089	1,666
Participant contributions	326	517
Settlement gain	(11,941)	(3,649)
Actuarial (gain) loss	(1,517)	3,038
Plan curtailments	964	—
Expenses, taxes and premiums paid	(376)	(269)
Currency translation	(1,966)	718
Benefit obligation at end of year	$17,536	$30,125

Change in plan assets:
Fair value of plan assets at beginning of year	$27,129	$26,152
Actual return on plan assets	2,405	2,395
Employer contributions	2,698	1,291
Participant contributions	326	517
Settlement gain	(11,941)	(3,649)
Administrative expenses	(377)	(269)
Currency translation	(1,770)	692
Fair value of plan assets at end of year	$18,470	$27,129

Funded status of the plan	$934	$(2,996)

Amounts recognized in the balance sheet:
Noncurrent assets (liabilities)	$934	$(2,996)

Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$(299)	$3,521
Accumulated other comprehensive income	$(299)	$3,521
Accumulated benefit obligation	$17,536	$30,125

Weighted-average assumptions used to determine benefit obligations:
Measurement date	December 31, 2013	December 31, 2012
Discount rate	5.60%	4.70%
Rate of compensation increase	3.50%	3.50%

The defined benefit discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. The Company, with the assistance of its actuaries, utilized the Citigroup Pension Discount Curve for its U.S. Plan, Fiera Capital's CIA Method Accounting Discount Rate Curve for its Canadian subsidiary’s plan, and the average 8-year AA rated corporate bond yield for its Australian Plan (the Fund), and applied plan-specific cash flows to determine an appropriate discount rate for each plan.
The defined benefit pension plans’ weighted average asset allocations by category at December 31, 2013 and 2012 are as follows:

	U.S. and Canadian Plans
Asset Category	Target 2014	2013	2012
Equity securities	53%	54%	57%
Debt securities	41%	41%	35%
Real estate related securities	6%	5%	8%
Total	100%	100%	100%

	Australian Plan
Asset Category	Target 2014	2013	2012
Cash	10%	11%	5%
Equity securities	33%	33%	40%
Debt securities	48%	41%	37%
Real estate related securities	—%	—%	2%
Other	9%	15%	16%
Total	100%	100%	100%
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
The following table sets forth the pension plans’ assets by level within the fair value hierarchy:

	Pension Plan's Assets at Fair Value as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Mutual Funds	$20,270	$1,050	$21,320
Commingled Trust Funds	2,193	20,192	22,385
Total	$22,463	$21,242	$43,705
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
The expected long-term rate of return on plan assets is 7% for the U.S. and Canadian Plans and 5% for the Fund. In setting these rates, the Company considered the historical returns of the plans’ funds, anticipated future market conditions including inflation and the target asset allocation of the plans’ portfolio.
The required funding for the U.S. Plan, the Canadian Subsidiary’s Plan, and the Fund for the year ending year ending December 31, 2013 is approximately $2,442 .

The following table presents the benefits expected to be paid in the next ten fiscal years:

	U.S. and Canadian Plans	Australian Plan
Estimated Future Benefit Payments
2014	$1,743	$1,915
2015	1,780	1,631
2016	1,819	1,616
2017	1,915	2,164
2018	1,957	2,640
Years 2019-2023	10,256	8,118
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
The Company’s post-retirement benefit plans of healthcare and life insurance benefits had accumulated post-retirement benefit obligations of $1,036 and $1,491, at December 31, 2013 and 2012, respectively, discounted at 3.5% and 2.7% at those respective dates. A one-percentage-point increase (decrease) in the assumed health care cost trend rate at December 31, 2013 would increase (decrease) total service and interest cost by $1 and $(1), and increase (decrease) the post-retirement benefit obligation by $21 and $(20). Net periodic post-retirement cost was $12, $41 and $79 for the years ended December 31, 2013, 2012 and 2011, respectively.

18. Certain Relationships and Transactions
Relationship with Irving Place Capital
Victor Technologies is a wholly-owned subsidiary of Holdings.  Affiliates of Irving Place Capital, along with its co-investors, held 84.1% and 98.2% of Holdings’ outstanding common stock on a fully diluted basis at December 31, 2013 and 2012, respectively. The Board of Directors of the Company and Holdings includes one IPC member.
IPC has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors that it appoints.
Management Services Agreement
The Company has entered a management services agreement with IPC.  For advisory and management services, IPC will receive annual advisory fees equal to the greater of (i) $1,500 or (ii) 2.5% of EBITDA (as defined under the management services agreement), payable monthly.  In the event of a sale of all or substantially all of the Company’s assets to a third-party, a change of control, whether by merger, consolidation, sale or otherwise, or, under certain circumstances, a public offering of the Company’s or any of its subsidiaries’ equity securities, the Company will be obligated to pay IPC an amount equal to the sum of the advisory fee that would be payable for the following four fiscal quarters. Such fees were $2,512, $2,305 and $1,986 for the years ended December 31, 2013, 2012 and 2011, respectively.
In the event of any material corporate transactions, such as an equity or debt offering, acquisition, asset sale, recapitalization, merger, joint venture formation or other business combination, IPC will receive a fee of 1% of the transaction value.  IPC will also receive fees in connection with certain strategic services, as determined by IPC, provided such fees will reduce the annual advisory fee on a dollar-for-dollar basis.
Victor Technologies Holdings, Inc. (Holdings)
At December 31, 2013, an aggregate $93,306 in Holdings capital stock was outstanding, which was comprised of 56,981 shares of 8% cumulative preferred stock in the amount of $57,034 and 3,552,435 shares of common stock in the amount of $36,272. On March 6, 2012, the Company paid a cash dividend of $93,507 to Holdings, the sole stockholder of the Company, to allow it to redeem a portion of its outstanding Series A preferred stock, of which payment was funded by the net proceeds from the sale of the Additional Notes and cash on hand.  The redemption of Series A preferred stock was completed on March 12, 2012.  No further dividends have been declared on either the preferred stock or common stock of Holdings during the years ended December 31, 2013 and 2012.

Holdings’ stock based compensation costs relate to Victor Technologies' employees and were incurred for Victor Technologies' benefit, and accordingly recognized in Victor Technologies' consolidated selling, general & administrative expenses.

19. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012.

2013	December 31	September 30	June 30	March 31
Net sales	$116,753	$119,388	$126,723	$123,932
Gross margin	45,320	45,531	49,108	45,148
Operating income	14,327	17,939	21,752	9,973
Net income	1,532	10,331	9,755	709

2012	December 31	September 30	June 30	March 31
Net sales	$115,891	$121,111	$132,257	$126,871
Gross margin	45,492	43,393	47,143	43,868
Operating income	16,046	15,868	17,252	15,032
Net income	5,095	5,332	5,986	5,212

20. Subsequent Events
Plan of Merger
On February 12, 2014, we announced that we have entered into a definitive agreement to sell Victor to Colfax Corporation (“Colfax”, NYSE: CFX), a global manufacturer of gas- and fluid-handling and fabrication technology products. The all cash transaction values Victor at approximately $947 million, including the assumption of debt, and is subject to customary closing conditions.

21. Condensed Consolidating Financial Statements and Victor Technologies Group, Inc. (Parent) Financial Information
The 9% Senior Secured Notes due 2017 are obligations of, and were issued by, Victor Technologies. Victor Technologies Group, Inc. (parent only) assets at December 31, 2013 are its investments in its subsidiaries and its liabilities are the Senior Secured Notes due 2017.  Each guarantor is wholly owned by Victor Technologies.  Management has determined the most appropriate presentation is to “push down” the Senior Secured Notes due 2017 to the guarantors in the accompanying condensed financial information, as such entities fully and unconditionally guarantee the Senior Secured Notes due 2017, and these subsidiaries are jointly and severally liable for all payment under these notes.  The Senior Secured Notes due 2017 were issued to finance the Acquisition of the Company along with new stockholders’ equity.  The guarantor subsidiaries’ cash flow will service the debt.
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

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
DECEMBER 31, 2013
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$380,177	$106,619	$—	$486,796
Cost of goods sold	—	215,001	86,688	—	301,689
Gross margin	—	165,176	19,931	—	185,107
Selling, general and administrative expenses	—	90,158	17,890	—	108,048
Amortization of intangibles	—	6,542	263	—	6,805
Restructuring	—	6,263	—	—	6,263
Operating income	—	62,213	1,778	—	63,991
Other income (expense):
Interest, net	—	(33,589)	(32)	—	(33,621)
Amortization of deferred financing costs	—	(2,664)	—	—	(2,664)
Loss on debt extinguishment	—	(2,463)	—	—	(2,463)
Equity in net income (loss) of subsidiaries	22,327	—	—	(22,327)	—
Income (loss) before income tax provision	22,327	23,497	1,746	(22,327)	25,243
Income tax provision	—	1,815	1,101	—	2,916
Net income (loss)	$22,327	$21,682	$645	$(22,327)	$22,327

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

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
DECEMBER 31, 2013
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$22,327	$21,682	$645	$(22,327)	$22,327
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,578)	(6,515)	(253)	6,768	(7,578)
Pension and post-retirement	5,472	4,922	548	(5,470)	5,472
Comprehensive income (loss)	$20,221	$20,089	$940	$(21,029)	$20,221

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

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,861	$13,749	$—	$30,610
Accounts receivable, net	—	53,104	15,800	—	68,904
Inventories	—	79,076	17,907	—	96,983
Prepaid expenses and other	—	5,952	7,077	—	13,029
Deferred tax assets	—	2,011	—	—	2,011
Asset held for sale	—	—	1,500	—	1,500
Total current assets	—	157,004	56,033	—	213,037
Property, plant and equipment, net	—	45,458	16,169	—	61,627
Goodwill	—	176,766	18,977	—	195,743
Intangibles, net	—	130,524	22,109	—	152,633
Deferred financing fees	—	11,844	—	—	11,844
Other assets	—	1,362	—	—	1,362
Investment in and advances to subsidiaries	162,516	79,232	—	(241,748)	—
Total assets	$162,516	$602,190	$113,288	$(241,748)	$636,246

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Working Capital Facility	$—	$22,336	$—	$—	$22,336
Current maturities of long-term obligations	—	1,268	16	—	1,284
Accounts payable	—	20,506	7,609	—	28,115
Accrued and other liabilities	—	32,854	6,909	—	39,763
Accrued interest	—	1,389	—	—	1,389
Income taxes payable	—	1,470	1,507	—	2,977
Deferred tax liability	—	7,115	—	—	7,115
Total current liabilities	—	86,938	16,041	—	102,979
Long-term obligations, less current maturities	—	324,395	21	—	324,416
Deferred tax liabilities	—	74,598	6,120	—	80,718
Other long-term liabilities	—	8,095	1,111	—	9,206
Net equity (deficit) and advances to / from subsidiaries	43,589	(29,941)	(42,596)	28,948	—
Stockholder's Equity (Deficit):
Common stock	—	2,555	37,791	(40,346)	—
Additional paid-in-capital	86,763	115,722	90,206	(205,928)	86,763
Retained earnings (accumulated deficit)	36,013	25,714	2,546	(28,260)	36,013
Accumulated other comprehensive income (loss)	(3,849)	(5,886)	2,048	3,838	(3,849)
Total stockholder's equity (deficit)	118,927	138,105	132,591	(270,696)	118,927

Total liabilities and stockholder's equity (deficit)	$162,516	$602,190	$113,288	$(241,748)	$636,246

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

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
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

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,616	$54,914	$(9,422)	$(22,327)	$46,781

Cash flows from investing activities:
Capital expenditures	—	(8,289)	(834)	—	(9,123)
Proceeds from sale of assets	—	9,887	—	—	9,887
Acquisitions of businesses, net of cash acquired	—	(1,906)	(32,831)	—	(34,737)
Other	—	(481)	—	—	(481)
Net cash used in investing activities	—	(789)	(33,665)	—	(34,454)

Cash flows from financing activities:
Repayment of Senior Secured Notes due 2017	—	(33,000)	—	—	(33,000)
Senior Secured Notes discount	—	(990)	—	—	(990)
Working Capital Facility borrowings	—	22,336	—	—	22,336
Repayments of other long-term obligations	—	(1,131)	(331)	—	(1,462)
Deferred financing fees	—	(155)	—	—	(155)
Changes in net equity	(23,598)	(50,298)	51,569	22,327	—
Other	(18)	443	—	—	425
Net cash provided by (used in) financing activities	(23,616)	(62,795)	51,238	22,327	(12,846)

Effect of exchange rate changes on cash and cash equivalents	—	(1,421)	171	—	(1,250)

Total increase (decrease) in cash and cash equivalents	—	(10,091)	8,322	—	(1,769)
Total cash and cash equivalents beginning of period	—	26,952	5,427	—	32,379
Total cash and cash equivalents end of period	$—	$16,861	$13,749	$—	$30,610

VICTOR TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(Dollars in thousands)

	Parent Victor Technologies Group, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$22,588	$32,606	$(424)	$(21,625)	$33,145

Cash flows from investing activities:
Capital expenditures	—	(9,302)	(3,249)	—	(12,551)
Acquisitions of businesses, net of cash acquired	—	(2,795)	(703)	—	(3,498)
Other	—	(4,405)	3,750	—	(655)
Net cash used in investing activities	—	(16,502)	(202)	—	(16,704)

Cash flows from financing activities:
Issuance of Additional Senior Secured Notes due 2017	—	100,000	—	—	100,000
Senior Secured Notes discount	—	(5,200)	—	—	(5,200)
Repayments of other long-term obligations	—	(1,185)	(1,162)	—	(2,347)
Deferred financing fees	—	(4,421)	—	—	(4,421)
Dividend payment to Parent	(93,507)	—	—	—	(93,507)
Changes in net equity	70,673	(97,231)	4,933	21,625	—
Other, net	246	—	—	—	246
Net cash provided by (used in) financing activities	(22,588)	(8,037)	3,771	21,625	(5,229)

Effect of exchange rate changes on cash and cash equivalents	—	3,587	(3,276)	—	311

Total increase in cash and cash equivalents	—	11,654	(131)	—	11,523
Total cash and cash equivalents beginning of period	—	15,298	5,558	—	20,856
Total cash and cash equivalents end of period	$—	$26,952	$5,427	$—	$32,379

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

VICTOR TECHNOLOGIES GROUP, INC.

Date: March 31, 2014	By:	/s/ Jeffrey S. Kulka
Jeffrey S. Kulka
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Quinn	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2014
Martin Quinn

/s/ Jeffrey S.Kulka	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2014
Jeffrey S. Kulka

/s/ Ranny Dwiggins	Vice President and Global Corporate Controller (Principal Accounting Officer)	March 31, 2014
Ranny Dwiggins

/s/ Michael A. McLain	Director and Chairman of the Board	March 27, 2014
Michael A. McLain

/s/ James O. Egan	Director	March 26, 2014
James O. Egan

/s/ Douglas R. Korn	Director	March 31, 2014
Douglas R. Korn

/s/ Eric K. Schwalm	Director	March 28, 2014
Eric K. Schwalm
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report relating to the fiscal year ended December 31, 2013 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

EXHIBIT INDEX

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2010, by and among Razor Holdco Inc., Razor Merger Sub Inc. and Thermadyne Holdings Corporation.	S-4	333-173322	2.1	4/5/2011
2.2	Share Purchase Agreement, dated as of October 31, 2013, relating to the Sale and Purchase of the entire issued share capital of Gas Arc Group Ltd.	8-K	001-13023	2.1	11/5/2013
2.3	Agreement and Plan of Merger, dated as of February 12, 2014, among Colfax Corporation, Hugo Merger Co., Victor Technologies Holdings, Inc. and Irving Place Capital Management, L.P.	8-K	001-13023	2.1	2/14/2014
3.1	Fifth Amended and Restated Certificate of Incorporation of Victor Technologies Group, Inc.	8-K	001-13023	3.1	5/23/2012
3.2	Amended and Restated By-Laws of Victor Technologies Group, Inc.	10-K	001-13023	3.2	3/27/2013
3.3	Certificate of Registration on Change of Name of Cigweld Pty Ltd.	S-4	333-173322	3.3	4/5/2011
3.4	Constitution of Cigweld Pty Ltd.	S-4	333-173322	3.4	4/5/2011
3.5	Amended and Restated Certificate of Incorporation of Stoody Company	S-4	333-173322	3.5	4/5/2011
3.6	Amended and Restated Bylaws of Stoody Company	S-4	333-173322	3.6	4/5/2011
3.7	Certificate of Registration on Change of Name of Victor Technologies Australia Pty Ltd. (f/k/a Thermadyne Australia Pty Ltd.)	10-K	001-13023	3.7	3/27/2013
3.8	Constitution of Victor Technologies Australia Pty Ltd. (f/k/a Thermadyne Australia Pty Ltd.)	S-4	333-173322	3.8	4/5/2011
3.9	Second Amended and Restated Certificate of Incorporation of Victor Technologies International, Inc. (f/k/a Thermadyne Industries, Inc.)	10-K	001-13023	3.9	3/27/2013
3.10	Amended and Restated Bylaws of Victor Technologies International, Inc.	10-K	001-13023	3.10	3/27/2013
3.11	Certificate of Amendment of Certificate of Incorporation of Victor Technologies Foreign Investments Corp. (f/k/a Thermadyne International Corp.)	10-K	001-13023	3.11	3/27/2013
3.12	Amended and Restated Bylaws of Victor Technologies Foreign Investments Corp.	10-K	001-13023	3.12	3/27/2013
3.13	Amended and Restated Certificate of Incorporation of Thermal Dynamics Corporation	S-4	333-173322	3.13	4/5/2011
3.14	Amended and Restated Bylaws of Thermal Dynamics Corporation	S-4	333-173322	3.14	4/5/2011
3.15	Amended and Restated Certificate of Incorporation of Victor Equipment Company	S-4	333-173322	3.15	4/5/2011
3.16	Amended and Restated Bylaws of Victor Equipment Company	S-4	333-173322	3.16	4/5/2011
3.17	Certificate of Incorporation of ProMotion Controls, Inc.	10-K	001-13023	3.17	3/27/2013
3.18	Bylaws of ProMotion Controls, Inc.	10-K	001-13023	3.18	3/27/2013

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
4.1	Indenture, dated as of December 3, 2010, among Thermadyne Holdings Corporation, the guarantors thereto and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”)	S-4	333-173322	4.1	4/5/2011
4.2	First Supplemental Indenture, dated as of February 27, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-13023	4.1	3/1/2012
4.3	Second Supplemental Indenture, dated as of February 29, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-13023	4.2	3/1/2012
4.4	Third Supplemental Indenture, dated as of July 13, 2012, among ProMotion Controls, Inc., Victor Technologies Group, Inc. and U.S. Bank National Association, as trustee	10-Q	001-13023	4.1	11/23/2012
4.5	Fourth Supplemental Indenture, date as of October 30, 2013, among Visotek, Inc. Victor Technologies Group, Inc. and U.S. Bank National Association, as trustee.	10-Q	001-13023	4.1	11/13/2013
4.6	Fourth Amended and Restated Credit Agreement, dated as of December 3, 2010, among Razor Merger Sub Inc., Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermal Dynamics Corporation and Stoody Company, as borrowers, Thermadyne Holdings Corporation, as the borrower representative, the other parties designated therein as credit parties, General Electric Capital Corporation as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto as lenders	S-4	333-173322	4.3	4/5/2011
4.7	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 2, 2011, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermal Dynamics Corporation and Stoody Company, as borrowers, Thermadyne Holdings Corporation, as the borrower representative, the other parties designated therein as credit parties, and General Electric Capital Corporation.	10-K	001-13023	4.5	3/30/2012
4.8	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of February 29, 2012, by and among Thermadyne Holdings Corporation, Thermadyne Industries, Inc., Victor Equipment Company, Thermadyne International Corp., Thermdayne Dynamics Corporation and Stoody Company, as the borrowers, and General Electric Capital Corporation, as agent and lender, and the other lenders party thereto	8-K	001-13023	10.1	3/6/2012
4.9	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of October 30, 2013, by and among Victor Technologies Group, Inc., Victor Technologies International, Inc., Victor Equipment Company, Victor Technologies Foreign Investments Corp., Thermal Dynamics Corporation and Stoody Company, as the borrowers, and the other persons signatory thereto as Credit Parties, and General Electric Capital Corporation, as agent and lender, and the other lenders party thereto.	8-K	001-13023	10.1	11/5/2013

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
4.10	Intercreditor Agreement, dated as of December 3, 2010, among General Electric Capital Corporation, as ABL Agent, and U.S. Bank National Association, as Collateral Trustee	S-4	333-173322	4.4	4/5/2011
4.11	Registration Rights Agreement, dated as of December 3, 2010, among Thermadyne Holdings Corporation, the guarantors named therein, Jefferies & Company, Inc. and RBC Capital Markets, LLC	S-4	333-173322	4.2	4/5/2011
4.12	Registration Rights Agreement, dated March 6, 2012, among Thermadyne Holdings Corporation, the guarantors party thereto and Jefferies & Company, Inc. and RBC Capital Markets LLC, as representatives of the initial purchasers	8-K	001-13023	4.1	3/6/2012
10.1	Lease Agreement, dated as of October 10, 1990, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.1	4/5/2011
10.2	First Amendment to Lease Agreement, dated as of June 1991, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.2	4/5/2011
10.3	Second Amendment to Lease Agreement, dated as of December 2, 1996, by and among Stoody Deloro Stellite, Bowling Green-Warren County Industrial Park Authority, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.3	4/5/2011
10.4	Third Amendment to Lease Agreement, dated as of October 20, 2001, by and among Bowling Green Area Economic Development Authority, Inc. (previously known as the Bowling Green-Warren County Industrial Park Authority, Inc.), Stoody Company, Inc., Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.4	4/5/2011
10.5	Lease Modification and Extension Agreement, effective as of October 1, 2009, by and among the Bowling Green Area Economic Development Authority, Inc. (successor by merger to Bowling Green-Warren County Industrial Park Authority, Inc.), Stoody Company (f/k/a Stoody Deloro Stellite), Thermadyne Industries, Inc. and Thermadyne Holdings Corporation	S-4	333-173322	10.5	4/5/2011
10.6	Lease Agreement, dated as of September 22, 2003, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.6	4/5/2011
10.7	First Amendment to Lease, effective May 1, 2004, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.7	4/5/2011
10.8	Second Amendment to Lease, effective March 1, 2005, between Alliance Gateway No. 58, Ltd. and Victor Equipment Company	S-4	333-173322	10.8	4/5/2011
10.9	Lease Contract dated August 17, 2012, by and between Ningbo OMAC CNC Machinery Co., Ltd. and Victor (Ningbo) Cutting & Welding Equipment Manufacturing Company Ltd.	8-K	001-13023	10.1	8/23/2012

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.10	Industrial Real Property Lease, dated as of June 6, 1988, between National Warehouse Investment Company and Victor Equipment Company	S-4	333-173322	10.11	4/5/2011
10.11	First Amendment to Amended and Restated Industrial Real Property Lease, dated as of August 1, 2007, between 2800 Airport Road Limited Partnership (successor in interest to National Warehouse Investment Company) and Victor Equipment Company	S-4	333-173322	10.12	4/5/2011
10.12	Letter of Extension of Lease, dated as of September 26, 2002, between First Industrial Realty Trust, Inc. (successor in interest to National Warehouse Investment Company) and Victor Equipment Company	S-4	333-173322	10.13	4/5/2011
10.13	Amended and Restated Industrial Real Property Lease, dated as of August 11, 1988, between National Warehouse Investment Company and Thermal Dynamics Corporation	S-4	333-173322	10.14	4/5/2011
10.14	First Amendment to Amended and Restated Industrial Real Property Lease, dated as of January 20, 1989, between National Warehouse Investment Company and Thermal Dynamics Corporation	S-4	333-173322	10.15	4/5/2011
10.15	Second Amendment to Amended and Restated Industrial Real Property Lease, dated as of August 1, 2007, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation	S-4	333-173322	10.16	4/5/2011
10.16	Third Amendment to Amended and Restated Industrial Real Property Lease, dated as of December 1, 2010, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation	10-K	001-13023	10.17	3/30/2012
10.17	Letter dated December 1, 2011 exercising option under Third Amendment to Amended and Restated Industrial Real Property Lease, dated as of December 1, 2010, between Benning Street, LLC (successor in interest to National Warehouse Investment Company) and Thermal Dynamics Corporation	10-K	001-13023	10.18	3/30/2012
10.18	Industrial Real Property Lease, dated as of August 11, 1988, between Holman/Shidler Investment Corporation and Palco Welding Products of Canada, Ltd.	S-4	333-173322	10.17	4/5/2011
10.19	Amending Agreement, dated as of March 18, 2003, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.18	4/5/2011
10.20	Amending Agreement, dated as of October 25, 2007, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.19	4/5/2011
10.21	Lease Amending Agreement, dated as of January 4, 2010, by and among Holman/Shidler Investment Corporation, Thermadyne Welding Products Canada, Limited and Thermadyne Holdings Corporation	S-4	333-173322	10.20	4/5/2011

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.22	Lease Agreement, dated as of October 13, 2008, between Banco J.P. Morgan, S.A., Institución de Banca Multiple, J.P. Morgan Grupo Financiero, Division Fiduciaria and Victor Equipment de Mexico S.A. de C.V.	S-4	333-173322	10.21	4/5/2011
10.23	Change of Lessor, dated as of October 14, 2009 , between The Bank of New York Mellon S.A. Institution de Banca Multiple and Victor Equipment de Mexico S.A. de C.V.	S-4	333-173322	10.22	4/5/2011
10.24	Agreement for Lease, dated in 2000, between Michael Ferraro and Comweld Group Pty Ltd.	S-4	333-173322	10.23	4/5/2011
10.25	Deed of Extension of Lease, dated in 2010, between Melbourne Property Developers Pty Ltd and Cigweld Pty. Ltd.	S-4	333-173322	10.24	4/5/2011
*10.26	Amended and Restated Executive Employment Agreement, dated as of August 17, 2009, between Thermadyne Holdings Corporation and Martin Quinn	S-4	333-173322	10.25	4/5/2011
*10.27	Amendment to Amended and Restated Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Martin Quinn	S-4	333-173322	10.26	4/5/2011
*10.28	Amendment Regarding IRC §409A to Amended and Restated Executive Employment Agreement between Thermadyne Holdings Corporation and Martin Quinn, dated as of December 18, 2011.	10-K	001-13023	10.48	3/30/2012
*10.29	Amendment to Executive Employment Agreement, dated as of June 4, 2013, between Victor Technologies Group, Inc. and Martin Quinn.	8-K	001-13023	10.1	6/7/2013
*10.30	Fourth Amendment to Amended and Restated Executive Employment Agreement, dated as of February 10, 2014, between Victor Technologies Group, Inc. and Martin Quinn.	8-K	001-13023	10.1	2/12/2014
*10.31	Executive Employment Agreement, dated as of July 12, 2007, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.32	4/5/2011
*10.32	Amendment regarding IRC Section 409A to Executive Employment Agreement, dated as of December 31, 2008, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.33	4/5/2011
*10.33	Amendment to Executive Employment Agreement, dated as of December 3, 2010, between Thermadyne Holdings Corporation and Terry A. Moody	S-4	333-173322	10.34	4/5/2011
*10.34	Second Amendment Regarding IRC §409A to Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated as of December 15, 2011.	10-K	001-13023	10.49	3/30/2012
*10.35	Amendment to Executive Employment Agreement between Thermadyne Holdings Corporation and Terry A. Moody, dated as of March 26, 2012.	10-K	001-13023	10.51	3/30/2012
*10.36	Executive Employment Agreement between Thermadyne Holdings Corporation and Jeffrey S. Kulka, dated as of October 24, 2011	8-K	001-13023	10.1	10/28/2011
*10-37	Amendment to Executive Exployment Agreement, dated as of June 4, 2013, between Victor Technologies Group, Inc. and Jeffrey S. Kulka.	8-K	001-13023	10.2	6/7/2013

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
*10.38	Executive Employment Agreement between Victor Technologies International, Inc. and E. Lee Qualls, dated as of July 9, 2012	10-Q	001-13023	10.2	8/14/2012
*10.39	Executive Employment Agreement between Victor Technologies International, Inc. and Jeff Ertel, dated as of August 21, 2012	10-K	001-13023	10.36	3.27/2013
*10.40	Executive Employment Agreement, dated as of July 14, 2009, between Thermadyne Holdings Corporation and Nick Varsam	S-4	333-173322	10.35	4/5/2011
*10.41	Amendment Regarding IRC §409A to Executive Employment Agreement between Thermadyne Holdings Corporation and Nick H. Varsam, dated as of December 22, 2011.	10-K	001-13023	10.50	3/30/2012
*10.42	Amendment to Executive Employment Agreement between Thermadyne Holdings Corporation and Nick H. Varsam, dated as of March 26, 2012.	10-K	001-13023	10.52	3/30/2012
*10.43	Stockholders’ Agreement, dated as of December 3, 2010, by and among Thermadyne Technologies Holdings, Inc. and the holders that are party thereto	S-4	333-173322	10.37	4/5/2011
*10.44	Victor Technologies Holdings, Inc. Amended and Restated 2010 Equity Incentive Plan	10-Q	001-13023	10.1	11/13/2013
*10.45	Form of Nonqualified Stock Option Award Agreement	S-4	333-173322	10.39	4/5/2011
*10.46	Form of Indemnification Agreement between Thermadyne Technologies Holdings, Inc. and the directors and officers of the registrant	S-4	333-173322	10.40	6/20/2011
10.47	Management Services Agreement, dated as of December 3, 2010, between Irving Place Capital Management, L.P. and Thermadyne Holdings Corporation	S-4	333-173322	10.41	5/25/2011
10.48	Consulting Agreement, dated as of December 3, 2010, by and among Razor Merger Sub Inc., Michael McLain, James Floyd, Rahul Kapur, Gary Warren and John Magliana	S-4	333-173322	10.42	5/25/2011
*10.49	Separation Agreement and General Release, dated as of May 10, 2011, by and among Terry Downes, Thermadyne Holdings Corporation, Thermadyne Technologies Holdings, Inc. and each of its subsidiaries, divisions and affiliates	S-4	333-173322	10.43	5/25/2011
*10.50	Separation and Release, Consulting Agreement and Stock Repurchase Agreement, dated as of November 7, 2011 by and between Thermadyne Holdings Corporation, Thermadyne Technologies Holdings, Inc. and Steven A. Schumm.	8-K	001-13023	10.1	11/14/2011
10.51	Resolution Agreement dated as of January 18, 2012, between the Company and other defendants identified therein and the plaintiffs' counsel listed on the signature pages thereto.	8-K	001-13023	10.1	4/18/2012
*10.52	Contract of Sale of Real Estate, dated as of June 6, 2013, by and between Cigweld Pty Ltd. and You Min Wu.	8-K	001-13023	10.1	6/12/2013
21.1	Subsidiaries of Victor Technologies Group, Inc.					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

			Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS XBRL	Instance Document					X
101.SCH XBRL	Taxonomy Extension Schema Document					X
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document					X
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document					X
101.PRE XBRL	Taxonomy Extension Label Linkbase Document					X
101.LAB XBRL	Taxonomy Extension Presentation Linkbase Document
* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.